Form 10-K
period 2010-12-31
BANK OF HAWAII CORP
filed 2011-02-23
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes ☐ No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $48.35, was approximately $2,304,468,579. There was no non-voting common equity of the registrant outstanding on that date.

As of February 14, 2011, there were 47,959,703 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2011, are incorporated by reference into Part III of this Report.

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

The Bank provides a broad range of financial services and products primarily to customers in Hawaii, Guam, and other Pacific Islands. References to "we," "our," "us," or "the Company" refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Corporate Governance Guidelines; charters of the Audit and Risk Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and our Code of Business Conduct and Ethics are available on our website. Upon written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813, this information is available in print form.

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

Supervision and Regulation

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system. The following information describes significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. A broad range of new rules and regulations by various federal agencies must be adopted and, consequently, many details and much of the impact of this act may not be known for many months or years.

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

Bank of Hawaii

The Bank is subject to supervision and examination by the FRB of San Francisco and the State of Hawaii

Department of Commerce and Consumer Affairs ("DCCA"), Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe and unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, is incorporated in Hawaii and is regulated by the Financial Industry Regulatory Authority, and the DCCA's Business Registration Division. The Bank's insurance subsidiaries, BOH Wholesale Insurance Agency, Inc. and Bank of Hawaii Insurance Services, Inc. are incorporated in Hawaii and are regulated by the DCCA's Division of Insurance. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

Capital Requirements

The federal bank regulatory agencies have issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and the banks they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8% to be considered "adequately capitalized." At least half of the total capital is to be composed of common equity, retained earnings, and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan and lease losses ("Tier 2 Capital") and, together with Tier 1 Capital, equals total capital ("Total Capital"). Risk weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. The risk categories are assigned according to the obligor, or, if relevant, to the guarantor, or to the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.

BHCs and banks are also required to maintain minimum leverage ratios established by the federal bank regulatory agencies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average assets ("Tier 1 Leverage Ratio") equal to 3% to be considered "adequately capitalized" for BHCs and banks that have the highest regulatory rating and are not experiencing significant growth or expansion. All other BHCs and banks will generally be required to maintain a Tier 1 Leverage Ratio of at least 100 to 200 basis points above the stated minimum. See Note 11 to the Consolidated Financial Statements for capital ratios for the Company and the Bank.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2010, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

In December 2009, the Basel Committee on Banking Supervision (the "BCBS") released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks (commonly referred to as "Basel III"). In December 2010, the oversight body of the Basel Committee published the final Basel III rules on capital, leverage, and liquidity. See the "Regulatory Initiatives Related to Capital and Liquidity" section in MD&A for more information.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent's principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors, to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries.

For information regarding the limitations on the Bank's ability to pay dividends to the Parent, see Note 11 to the Consolidated Financial Statements.

Transactions with Affiliates and Insiders

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

The Dodd-Frank Act expands the affiliate transaction rules of the federal law to broaden the definition of affiliate and to apply such rules to securities lending, repurchase agreements, and derivative activities that the Bank may have with an affiliate, as well as to strengthen collateral requirements and limit FRB exemptive authority. The definition of "extension of credit" for transactions with executive officers, directors, and principal shareholders is also being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement, and securities lending or borrowing transactions.

FDIC Insurance

The Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation (the "FDIC") insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts ("IOLTA") within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain Negotiable Order of Withdrawal accounts ("NOW accounts"). The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of $42.3 million related to years 2010 through 2012. As of December 31, 2010 the remaining balance of our prepaid FDIC assessment was $31.0 million.

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which would redefine the assessment base as "average consolidated total assets minus average tangible equity." The new rate schedule and other revisions to the assessment rules will become effective April 1, 2011, to be used to calculate the June 2011 assessments which will be due in September 2011. The FDIC's final rules will also eliminate risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and will instead use scorecards that the FDIC believes better reflect risks to the DIF. We continue to assess the impact that these changes will have on our deposit insurance premiums in future periods.

Other Safety and Soundness Regulations

As required by FDICIA, the federal banking agencies' prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the "CRA"). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

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

The Dodd-Frank Act also creates a new Bureau of Consumer Financial Protection (the "CFPB") that will take over responsibility for the federal consumer financial protection laws. The CFPB will be an independent bureau within the FRB and will have broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more, such as the Bank. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function will also be consolidated into the CFPB.

Several major regulatory and legislative initiatives recently adopted and revised by the Dodd-Frank Act, will have significant future impacts on our business and financial results. Amendments to Regulation E, which implement the Electronic Fund Transfer Act (the "EFTA"), involve changes to the way banks may charge overdraft fees by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents to payment of overdrafts for those transactions. Additional amendments to the EFTA include the "Durbin Act," which mandates limiting debit card interchange fees that banks may charge merchants.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of January 31, 2011, we had approximately 2,400 employees.

Item 1A. Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations. The risks and uncertainties described below are some of the important inherent risk factors that could affect our business and operations, although they are not the only risks that may have a material adverse affect on the Company.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa) could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely on tourism, real estate, government, and other service-based industries. Declines in tourism, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, natural disasters and adverse weather, public health issues, and State of Hawaii and County budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in general economic conditions in our markets which could adversely impact us and our customers' operations. Hawaii's economy continued to recover during 2010 due to increasing visitor arrivals and spending. However, deterioration of economic conditions or the pace of economic recovery could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings.

The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be impacted by a decline in the value of collateral.

Difficult market conditions have adversely affected our industry.

Financial institutions continue to be affected by sharp declines in the real estate market, high levels of unemployment, low loan demand, and low interest margins. Dramatic declines in the national housing market over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Although Hawaii's economy continues to recover, a decline in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers and/or their customers, which could adversely affect our financial condition and results of operations. Economic conditions that negatively affect the housing market, the job market and the demand for other goods and services could cause the credit quality of the Company's loan portfolios to deteriorate, which would have a negative impact on the Company's business.

Real estate values in Hawaii continued to be somewhat more resilient than many markets on the U.S. Mainland over the past two years. However, there is no assurance that Hawaii real estate values will continue to be more resilient than U.S. Mainland markets. Market turmoil and the tightening of credit has led to an increased level of commercial and consumer delinquencies, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition, and results of operations.

Changes in interest rates could adversely impact our results of operations and capital.

Our earnings are highly dependent on the spread between the interest earned on loans, leases, and investment securities and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans, leases, and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates could impact the level of loans, leases, investment securities, deposits, and borrowings, and the credit profile of our current borrowers. Interest rates are affected by many factors beyond our control, and fluctuate in response to general economic conditions, currency fluctuations, and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in monetary policy, including changes in interest rates, will influence the origination of loans and leases, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Any substantial prolonged change in market interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads, any of which could adversely affect our financial condition or results of operations.

Credit losses could increase during a period of prolonged economic recovery.

Although there are indications of an economic recovery nationally and in Hawaii, a prolonged economic recovery could result in increased credit losses for us. The risk of nonpayment of loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. A prolonged economic recovery nationally and in Hawaii may increase our risk of credit losses beyond what has been provided for in our reserve for credit losses. If our assumptions are incorrect or economic conditions change, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect our financial condition or results of operations.

Inability of our borrowers to make timely repayments on their loans, or decreases in real estate collateral values may result in increased delinquencies, foreclosures, and customer bankruptcies, any of which could have a material adverse effect on our operating results.

Recent legislation and regulatory initiatives affecting the financial services industry, including restrictions and requirements, could detrimentally affect the Company's business.

In response to the financial crisis affecting the banking system and financial markets, the Dodd-Frank Act was enacted in 2010, as well as several programs that have been initiated by the U.S. Treasury, the FRB, and the FDIC to stabilize the financial system.

Some of the provisions of recent legislation and regulation that may adversely impact the Company include: the Durbin Act which mandates a limit to debit card interchange fees and Regulation E amendments to the EFTA regarding overdraft fees. These provisions may limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions may also increase our costs in offering these products.

The newly created CFPB will have unprecedented authority over the regulation of consumer financial products and services. The CFPB will have broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers. The scope and impact of the CFPB's actions cannot be determined at this time, which creates significant uncertainty for the Company and the financial services industry in general.

In December 2010, the oversight body of the Basel Committee published the final Basel III rules on capital, leverage, and liquidity. Basel III requires financial institutions to have more capital and a higher quality of capital. Basel III also imposes a leverage ratio requirement and liquidity standards. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future requirements for financial institutions. These new requirements may result in increases to our capital, liquidity, and disclosure requirements. See the "Regulatory Initiatives Related to Capital and Liquidity" section in MD&A for more information.

These new laws, regulations, and changes may increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The future impact of the many provisions in the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor.

Consumer protection initiatives proposed related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies all of which may be based in or outside of Hawaii and the Pacific Islands. There has been substantial consolidation among companies in the financial services industry over the last few years as a result of the economic crisis. We will continue to experience competition as the trend for further consolidation in the financial services industry continues. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. Failure to effectively compete, innovate, and make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

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

Changes in income tax laws could be enacted or interpretations of existing income tax laws could change causing an adverse effect to our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are imposed or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively.

Our success is dependent on our ability to recruit qualified and skilled personnel to operate our business effectively. Competition for these qualified and skilled people is intense. There are a limited number of qualified personnel in the markets we serve, so our success depends in part on the continued services of many of our current management and other key employees. Failure to retain our key employees and maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to compete.

The soundness of other financial institutions, as counterparties, may adversely impact our financial condition or results of operations.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry in general have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with brokers and dealers, commercial banks, investment banks, mutual and hedge funds, the Federal Home Loan Bank of Seattle (the "FHLB"), and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Such losses could materially affect our financial condition or results of operations.

Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services.

Changes in the capital markets could affect the volume of income from and demand for our fee-based services. Our investment management revenues depend in large part on the level of assets under management. Market volatility that leads customers to liquidate investments, move investments to other institutions or asset classes, as well as lower asset values can reduce our level of assets under management and thereby decrease our investment management revenues.

Our mortgage banking income may experience significant volatility.

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity. Interest rates can affect the amount of mortgage banking activity and impact fee income and the fair value of our mortgage servicing rights.

Our investment in FHLB stock may be subject to impairment charges in future periods if the financial condition of the FHLB declines further.

The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership. As of December 31, 2010, the carrying value of our FHLB stock was $61.3 million and consisted of 612,924 shares valued at a par value of $100 per share. As of December 31, 2010, the Bank held 356,139 shares in excess of the minimum number of shares the Bank was required to hold as a condition of membership. Ownership is restricted and there is no market for these securities. In August 2009, the FHLB received a capital classification of "undercapitalized" from their primary regulator, the Federal Housing Finance Agency (the "Finance Agency"). As of September 30, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as undercapitalized by the Finance Agency due to several factors including the possibility that declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. Due to this determination, the FHLB currently remains unable to repurchase or redeem capital stock or to pay dividends. If the FHLB's financial condition declines further, other-than-temporary impairment charges related to our investment in FHLB stock could occur in future periods. See discussion in MD&A related to the impairment analysis of our FHLB stock as of December 31, 2010.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including available-for-sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. The level of interest rates can impact the estimated fair value of investment securities. Disruptions in the capital markets may require us to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Visa and MasterCard settlement of an investigation by the Department of Justice may adversely affect our financial results.

In October 2010, the Department of Justice and credit card companies, Visa and MasterCard, settled an investigation related to various "processing fees" that the two electronic payment networks charge to merchants, depending on the type of card a customer uses. The settlement will allow merchants to offer more options, including discounts to customers who pay using the least expensive credit and debit cards. The impact of this settlement on our business and results of operations is unpredictable at this time, as it will depend on future actions by regulators, merchants, and consumers.

Common Stock Repurchase Program

Under our common stock repurchase program, we resumed share repurchases in July 2010, following a period of 20 months during which we made no repurchases of our common stock. The actual amount and timing of future common stock repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands.

Item 3. Legal Proceedings

On February 15, 2011, the Bank was named a defendant in a purported class action lawsuit filed by plaintiffs Lodley and Tehani Taulava, on behalf of themselves and on behalf of all similarly situated customers of the Bank, in the Circuit Court of the First Circuit, State of Hawaii (Civil Case No. 11-1-0337-02). The complaint asserts claims of unconscionability, conversion, unjust enrichment, and violations of Hawaii's Uniform Deceptive Trade Practice Act relating to overdraft fees on debit card transactions collected by the Bank. The plaintiffs seek monetary damages, restitution and declaratory relief from the Bank. Management is evaluating the claims of the lawsuit and is unable to estimate the possible loss or range of possible loss that may result from this lawsuit.

We are involved in various other legal proceedings arising from normal business activities. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of these other legal proceedings will have a material adverse effect on our financial position. However, we cannot presently determine whether or not any of these other claims asserted against us or others to whom we may have indemnification obligations will have a material adverse effect on our results of operations in any future reporting period. See Note 18 related to commitments and contingencies for more information.

Executive Officers of the Registrant:

Listed below are executive officers of the Parent as of February 23, 2011.

Peter S. Ho, 45
Chairman and Chief Executive Officer since July 2010 and President since April 2008; Vice Chairman and Chief Banking Officer from January 2006 to April 2008; Vice Chairman, Investment Services from April 2004 to December 2005.

Kent T. Lucien, 57
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007; and Chief Executive Officer Operations, C. Brewer & Co., Ltd. from May 2001 to April 2006.

Mark A. Rossi, 62
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007.

Mary E. Sellers, 54
Vice Chairman and Chief Risk Officer since July 2005; and Executive Vice President, Director of Risk Management from June 2003 to June 2005.

Derek J. Norris, 61
Senior Executive Vice President and Controller since December 2009; Executive Vice President and Controller since December 2008; and Executive Vice President and General Auditor from January 2002 to December 2008.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Declared

	Market Price Range
					Dividends Declared
Year/Period	High	Low	Close	Book Value

2010	$54.10	$41.60	$47.21	$21.02	$1.80
First Quarter	50.42	41.60	44.95		0.45
Second Quarter	54.10	45.00	48.35		0.45
Third Quarter	51.60	43.77	44.92		0.45
Fourth Quarter	48.27	42.94	47.21		0.45
2009	$48.14	$25.33	$47.06	$18.66	$1.80
First Quarter	45.24	25.33	32.98		0.45
Second Quarter	41.42	31.35	35.83		0.45
Third Quarter	42.92	33.65	41.54		0.45
Fourth Quarter	48.14	39.43	47.06		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 14, 2011, there were 7,089 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2010	87,940	$45.16	87,500	$ 71,618,594
November 1 - 30, 2010	92,676	44.60	90,500	67,584,549
December 1 - 31, 2010	81,529	46.45	80,000	63,868,056

Total	262,145	45.36	258,000

1
During the fourth quarter of 2010, 4,145 shares were purchased from employees in connection with stock swaps and shares purchased for deferred compensation arrangements. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.

2
The share repurchase program was first announced in July 2001. As of February 14, 2011, $55.6 million remained of the total $1.70 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2005 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2010	2009	2008	2007	2006

Year Ended December 31,
Operating Results
Net Interest Income	$406.5	$412.3	$418.8	$395.0	$402.6
Provision for Credit Losses	55.3	107.9	60.5	15.5	10.8
Total Noninterest Income	255.3	267.8	258.1	240.5	216.2
Total Noninterest Expense	346.2	350.0	346.8	335.4	321.0
Net Income	183.9	144.0	192.2	183.7	180.4
Basic Earnings Per Share	3.83	3.02	4.03	3.75	3.59
Diluted Earnings Per Share	3.80	3.00	3.99	3.69	3.52
Dividends Declared Per Share	1.80	1.80	1.77	1.67	1.52
Performance Ratios
Net Income to Average Total Assets (ROA)	1.45%	1.22%	1.84%	1.75%	1.76%
Net Income to Average Shareholders' Equity (ROE)	18.16	16.42	24.54	25.15	25.90
Efficiency Ratio [1]	52.32	51.46	51.23	52.78	51.87
Operating Leverage [2]	(4.43)	–	10.00	0.76	3.13
Net Interest Margin [3]	3.41	3.72	4.33	4.08	4.25
Dividend Payout Ratio [4]	47.00	59.60	43.92	44.53	42.34
Average Shareholders' Equity to Average Assets	7.98	7.44	7.50	6.97	6.80
Average Balances
Average Loans and Leases	$5,472.5	$6,145.0	$6,542.2	$6,561.6	$6,369.2
Average Assets	12,687.7	11,783.4	10,448.2	10,472.1	10,241.4
Average Deposits	9,509.1	9,108.4	7,851.3	7,887.5	7,731.0
Average Shareholders' Equity	1,012.7	877.2	783.1	730.3	696.3
Weighted Average Shares Outstanding
Basic Weighted Average Shares	48,055,025	47,702,500	47,674,000	49,033,208	50,176,685
Diluted Weighted Average Shares	48,355,965	48,009,277	48,200,650	49,833,546	51,178,943
As of December 31,
Balance Sheet Totals
Loans and Leases	$5,335.8	$5,759.8	$6,530.2	$6,580.9	$6,623.2
Total Assets	13,126.8	12,414.8	10,763.5	10,472.9	10,571.8
Total Deposits	9,889.0	9,409.7	8,292.1	7,942.4	8,023.4
Long-Term Debt	32.7	90.3	203.3	235.4	260.3
Total Shareholders' Equity	1,011.1	896.0	790.7	750.3	719.4
Asset Quality
Allowance for Loan and Lease Losses	$147.4	$143.7	$123.5	$91.0	$91.0
Non-Performing Assets [5]	37.8	48.3	14.9	5.3	6.4
Financial Ratios
Allowance to Loans and Leases Outstanding	2.76%	2.49%	1.89%	1.38%	1.37%
Tier 1 Capital Ratio [6]	18.28	14.84	11.24	10.32	9.99
Total Capital Ratio [6]	19.55	16.11	12.49	11.92	11.92
Tier 1 Leverage Ratio [6]	7.15	6.76	7.30	7.02	7.06
Total Shareholders' Equity to Total Assets	7.70	7.22	7.35	7.16	6.81
Tangible Common Equity to Tangible Assets [7]	7.48	6.98	7.04	6.84	6.50
Tangible Common Equity to Risk-Weighted Assets [7]	19.29	15.45	11.28	10.07	9.35
Non-Financial Data
Full-Time Equivalent Employees	2,399	2,418	2,581	2,594	2,586
Branches and Offices	82	83	85	83	85
ATMs	502	485	462	411	466
Common Shareholders of Record	7,128	7,323	7,523	7,721	7,888
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

6
Tier 1 Capital Ratio, Total Capital Ratio, and Tier 1 Leverage Ratio as of December 31, 2009 were revised from 14.88%, 16.15%, and 6.78%, respectively.

7
Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the "Capital Management" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) changes to the amount and timing of proposed common stock repurchases; and 14) natural disasters, or adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are those that are related to the determination of the reserve for credit losses, fair value estimates, leased asset residual values, mortgage servicing rights, pension and postretirement benefit obligations, and income taxes.

Reserve for Credit Losses

A consequence of lending activities is that we may incur losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the "Allowance") and a reserve for unfunded commitments (the "Unfunded Reserve"). The reserve for credit losses provides for credit losses inherent in lending or commitments to lend and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.

Management's evaluation of the adequacy of the reserve for credit losses is often the most critical of accounting estimates for a banking institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. On a quarterly basis, an evaluation of specific individual commercial borrowers is performed to identify impaired loans. See Note 4 to the Consolidated Financial Statements and the Corporate Risk Profile section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for more information on the Allowance and the reserve for credit losses, respectively.

Fair Value Estimates

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability.

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, investments related to deferred compensation arrangements, and net derivative assets. As of December 31, 2010 and 2009, $6.6 billion or 50% and $5.4 billion or 43%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis. As of December 31, 2010 and 2009, of this amount, $6.5 billion and $5.3 billion, respectively, were comprised of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. As of December 31, 2010 and 2009, Level 3 financial assets recorded at fair value on a recurring basis were $9.9 million and $15.2 million, respectively, or less than 1% of our total assets.

On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2010 and 2009, management did not make adjustments to prices provided by our third-

party pricing service as a result of illiquid or inactive markets. See Note 19 to the Consolidated Financial Statements for more information on our fair value estimates.

Leased Asset Residual Values

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. Our determination of residual value is derived from a variety of sources, including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values, and the limited marketplace for re-sale of certain leased assets, are important variables considered in making this determination. We update our valuation analysis on an annual basis, or more frequently as warranted by events or circumstances. When we determine that the fair value is lower than the expected residual value at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. See Note 4 to the Consolidated Financial Statements for more information on the residual value of our leveraged leased assets.

Mortgage Servicing Rights

When mortgage loans are sold with servicing rights retained, a servicing asset is established and accounted for based on estimated fair values. An estimated fair value is used because there is no quoted or established market for mortgage servicing rights. The estimated fair value is determined using discounted cash flow modeling techniques, which requires us to make estimates and assumptions regarding the amount and timing of expected future cash flows, loan repayment rates, costs to service, and interest rates that reflect the risks involved. Our estimates of the fair value of mortgage servicing rights are sensitive to changes in the underlying estimates and assumptions. Had we assumed lower interest rates and higher loan repayment rates, the estimated fair value of our mortgage servicing rights may have been lower than recorded in our Consolidated Statements of Condition. See Note 5 to the Consolidated Financial Statements for key assumptions used by management as well as a sensitivity analysis of changes in certain key assumptions.

Pension and Postretirement Benefit Obligations

Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, estimated future return on plan assets, and the health care cost trend rate. Our determination of the pension and postretirement benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Changes in estimates and assumptions related to mortality rates and future health care costs could also have a material impact to our financial condition or results of operations. A discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the present value of future benefit obligations as of each year-end is the rate used to determine the net periodic benefit cost for the following year.

The estimated pension and postretirement net periodic benefit cost for 2011 is $3.8 million, based on an assumed discount rate of 5.75%. Table 1 presents a sensitivity analysis of a 25 basis point change in discount rates to the net periodic benefit cost and benefit obligation:

Discount Rate Sensitivity Analysis	Table 1

	Impact of
(dollars in thousands)	Base Discount Rate	Discount Rate 25 Basis Point Increase	Discount Rate 25 Basis Point Decrease

2010 Net Periodic Benefit Cost, Pension Benefits	6.00%	$(167)	$164
2010 Net Periodic Benefit Cost, Postretirement Benefits	6.00%	(68)	71
Pension Benefit Obligation as of December 31, 2010	5.75%	(2,473)	2,585
Postretirement Benefit Obligation as of December 31, 2010	5.75%	(708)	742
Estimated 2011 Net Periodic Benefit Cost, Pension Benefits	5.75%	(159)	163
Estimated 2011 Net Periodic Benefit Cost, Postretirement Benefits	5.75%	(62)	1

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Income Taxes

We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in nine federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted, through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2010 and 2009, we carried a valuation allowance of $7.4 million and $9.7 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2010 and 2009, our liabilities for UTBs were $23.0 million and $16.4 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

Reclassifications

Certain prior period information in MD&A has been reclassified to conform to the 2010 presentation.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our main operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Our vision is "exceptional people building exceptional value for our customers, our island communities, our shareholders, and each other." "Maximizing shareholder value over time" remains our governing objective.

In striving to achieve our vision and governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties of an economy in recovery. We remain cautious about the economy, interest rates, and loan demand. We intend to continue to focus on opportunities to further serve our customers, improve productivity, and efficiently manage capital.

Hawaii Economy

Hawaii's economy continued to improve during the fourth quarter of 2010 due to increasing visitor arrivals and spending. For 2010, visitor arrivals increased 8.7% and visitor spending rose 16.2% compared to 2009. Hotel occupancy continued to improve and revenue per available room has finally begun to show signs of improvement. Overall, state job growth has begun to stabilize and the statewide unemployment rate remains unchanged for the sixth consecutive month at 6.4%. The volume and median price of home sales on Oahu for December 2010 was higher than the same period in 2009, and months of inventory continue to decline.

Earnings Summary

Net income for 2010 was $183.9 million, an increase of $39.9 million or 28% compared to 2009. Diluted earnings per share were $3.80 for 2010, an increase of $0.80 or 27% compared to 2009. Our higher net income in 2010 was primarily due to the following:

  •
  The provision for credit losses (the "Provision") was $55.3 million in 2010, a decrease of $52.6 million compared to 2009. We experienced lower levels of non-performing assets and net charge-offs of loans and leases in 2010.

  •
  Net realized investment securities gains were $42.8 million in 2010, an increase of $17.1 million compared to 2009. These sales were made to preserve capital levels while managing our interest rate risk.

Our actions in 2010 were influenced by a weak but improving economy as well as the uncertainties regarding the impact of government regulation. We continued to strengthen our balance sheet in 2010 with higher reserves for credit losses, liquidity, and capital.

  •
  Our Allowance was $147.4 million as of December 31, 2010, an increase of $3.7 million or 3% from December 31, 2009. The ratio of our Allowance to total loans and leases outstanding increased to 2.76% as of December 31, 2010, compared to 2.49% as of December 31, 2009. Absent significant deterioration in the economy and assuming continued improvements in credit quality, we may require a lower level of the Allowance in future periods.

  •
  Total deposits were $9.9 billion as of December 31, 2010, an increase of $479.3 million or 5% from December 31, 2009. Continued efforts to reinforce our strong brand played a key role in new account acquisitions.

  •
  We continued to invest excess liquidity primarily in mortgage-backed securities issued by the Government National Mortgage Association ("Ginnie Mae"), with average base durations of less than three years.

  •
  We continued to increase our capital levels during 2010. Shareholders' equity was $1.0 billion as of December 31, 2010, an increase of $115.2 million or 13% from December 31, 2009.

  •
  As of December 31, 2010, all of our key regulatory capital ratios were higher compared to our ratios as of December 31, 2009. Our Tier 1 Capital Ratio was 18.28% as of December 31, 2010, compared to 14.84% as of December 31, 2009. Our ratio of Tangible Common Equity to Risk-Weighted Assets was 19.29% as of December 31, 2010, compared to 15.45% as of December 31, 2009.

In 2011, we expect to see continued economic recovery and slowly improving prospects for loan growth. However, we remain cautious about the uncertainties of government regulation and its potential impact to us. We will continue to focus on maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2. An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates – Taxable Equivalent Basis	Table 2

	2010			2009			2008

(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$4.7	$–	0.59%	$5.8	$–	0.34%	$20.1	$0.4	2.27%
Funds Sold	390.2	1.1	0.28	690.9	1.8	0.26	78.6	1.6	2.04
Investment Securities
Trading	–	–	–	12.0	0.6	4.94	94.1	4.7	4.99
Available-for-Sale	5,854.1	170.1	2.91	3,938.2	159.4	4.05	2,604.4	140.0	5.38
Held-to-Maturity	154.2	6.5	4.22	211.2	9.1	4.33	263.7	11.9	4.50
Loans Held for Sale	10.8	0.9	8.51	21.7	0.8	3.85	8.8	0.5	5.72
Loans and Leases [1]
Commercial and Industrial	764.2	33.7	4.41	929.4	37.6	4.05	1,061.7	58.4	5.50
Commercial Mortgage	827.7	42.0	5.07	769.1	39.9	5.19	683.1	41.9	6.14
Construction	95.4	4.8	5.08	142.9	5.7	3.97	173.4	10.3	5.93
Commercial Lease Financing	385.1	11.3	2.92	453.7	13.8	3.04	471.8	13.2	2.80
Residential Mortgage	2,105.6	118.7	5.64	2,322.6	136.1	5.86	2,484.9	150.9	6.07
Home Equity	863.7	43.2	4.99	982.3	49.9	5.08	997.9	58.9	5.90
Automobile	241.2	18.3	7.58	319.3	25.3	7.91	411.8	33.4	8.11
Other [2]	189.6	14.5	7.66	225.7	17.8	7.87	257.6	23.2	9.01

Total Loans and Leases	5,472.5	286.5	5.23	6,145.0	326.1	5.31	6,542.2	390.2	5.96

Other	79.8	1.1	1.39	79.7	1.1	1.39	79.6	1.7	2.11

Total Earning Assets [3]	11,966.3	466.2	3.90	11,104.5	498.9	4.49	9,691.5	551.0	5.69

Cash and Noninterest-Bearing Deposits	229.6			214.8			273.3
Other Assets	491.8			464.1			483.4

Total Assets	$12,687.7			$11,783.4			$10,448.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,715.8	1.1	0.06	$1,747.7	1.1	0.06	$1,663.7	5.5	0.33
Savings	4,465.0	14.7	0.33	4,046.7	28.1	0.69	2,808.7	28.6	1.02
Time	1,088.7	13.4	1.23	1,320.1	24.9	1.88	1,637.2	48.3	2.95

Total Interest-Bearing Deposits	7,269.5	29.2	0.40	7,114.5	54.1	0.76	6,109.6	82.4	1.35

Short-Term Borrowings	23.3	–	0.13	20.3	–	0.11	106.2	1.7	1.65
Securities Sold Under Agreements to Repurchase	1,700.2	26.0	1.53	1,257.0	25.9	2.06	1,083.3	33.8	3.12
Long-Term Debt	61.0	3.5	5.81	100.4	5.4	5.43	218.2	13.4	6.15

Total Interest-Bearing Liabilities	9,054.0	58.7	0.65	8,492.2	85.4	1.01	7,517.3	131.3	1.75

Net Interest Income		$407.5			$413.5			$419.7

Interest Rate Spread			3.25%			3.48%			3.94%
Net Interest Margin			3.41%			3.72%			4.33%
Noninterest-Bearing Demand Deposits	2,239.6			1,993.9			1,741.8
Other Liabilities	381.4			420.1			406.0
Shareholders' Equity	1,012.7			877.2			783.1

Total Liabilities and Shareholders' Equity	$12,687.7			$11,783.4			$10,448.2

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

3
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $975,000 for 2010, $1,137,000 for 2009, and $945,000 for 2008.

Analysis of Change in Net Interest Income – Taxable Equivalent Basis	Table 3

	Year Ended December 31, 2010 Compared to 2009			Year Ended December 31, 2009 Compared to 2008
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Interest-Bearing Deposits	$–	$–	$–	$(0.2)	$(0.2)	$(0.4)
Funds Sold	(0.8)	0.1	(0.7)	2.7	(2.5)	0.2
Investment Securities
Trading	(0.3)	(0.3)	(0.6)	(4.1)	–	(4.1)
Available-for-Sale	63.7	(53.0)	10.7	59.9	(40.5)	19.4
Held-to-Maturity	(2.4)	(0.2)	(2.6)	(2.3)	(0.5)	(2.8)
Loans Held for Sale	(0.6)	0.7	0.1	0.5	(0.2)	0.3
Loans and Leases
Commercial and Industrial	(7.1)	3.2	(3.9)	(6.7)	(14.1)	(20.8)
Commercial Mortgage	3.0	(0.9)	2.1	4.9	(6.9)	(2.0)
Construction	(2.2)	1.3	(0.9)	(1.6)	(3.0)	(4.6)
Commercial Lease Financing	(2.0)	(0.5)	(2.5)	(0.5)	1.1	0.6
Residential Mortgage	(12.4)	(5.0)	(17.4)	(9.7)	(5.1)	(14.8)
Home Equity	(5.8)	(0.9)	(6.7)	(0.9)	(8.1)	(9.0)
Automobile	(6.0)	(1.0)	(7.0)	(7.3)	(0.8)	(8.1)
Other [2]	(2.8)	(0.5)	(3.3)	(2.7)	(2.7)	(5.4)

Total Loans and Leases	(35.3)	(4.3)	(39.6)	(24.5)	(39.6)	(64.1)

Other	–	–	–	–	(0.6)	(0.6)

Total Change in Interest Income	24.3	(57.0)	(32.7)	32.0	(84.1)	(52.1)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	–	–	–	0.3	(4.7)	(4.4)
Savings	2.6	(16.0)	(13.4)	10.4	(10.9)	(0.5)
Time	(3.9)	(7.6)	(11.5)	(8.2)	(15.2)	(23.4)

Total Interest-Bearing Deposits	(1.3)	(23.6)	(24.9)	2.5	(30.8)	(28.3)

Short-Term Borrowings	–	–	–	(0.8)	(0.9)	(1.7)
Securities Sold Under Agreements to Repurchase	7.7	(7.6)	0.1	4.9	(12.8)	(7.9)
Long-Term Debt	(2.3)	0.4	(1.9)	(6.6)	(1.4)	(8.0)

Total Change in Interest Expense	4.1	(30.8)	(26.7)	–	(45.9)	(45.9)

Change in Net Interest Income	$20.2	$(26.2)	$(6.0)	$32.0	$(38.2)	$(6.2)

1
The changes for each category of interest income and expense are allocated between the portion of changes attributable to the variance in volume and rate for that category.

2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume). Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earnings assets.

As demand for new lending opportunities remained soft in 2010, we invested most of our liquidity into investment securities.

Net interest income, on a taxable equivalent basis, decreased by $6.0 million or 1% in 2010 compared to 2009. Net interest margin decreased by 31 basis points in 2010 compared to 2009. Yields on our earning assets decreased by 59 basis points in 2010 compared to 2009, reflective of lower interest rates and the higher level of investment securities. Yields on our available-for-sale investment securities decreased by 114 basis points in 2010 compared to 2009. Partially offsetting the lower yields on our earning assets was a corresponding decrease in our funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates. Rates paid on our savings deposits decreased by 36 basis points and rates paid on our time deposits decreased by 65 basis points in 2010 compared to 2009. Also contributing to our lower funding costs was a 53 basis point decrease in rates paid on securities sold under agreements to repurchase in 2010 primarily due to lower rates paid on placements with government entities.

Average balances of our earning assets increased by $861.8 million or 8% in 2010 compared to 2009, primarily due to an increase in investment securities. Average balances in our available-for-sale investment securities portfolio increased by $1.9 billion in 2010 primarily due to the investment of excess liquidity in mortgage-backed securities issued by government agencies. Partially offsetting the increase in our available-for-sale investment securities portfolio was a $672.4 million decrease in average loan and lease balances resulting from continued paydowns and weak demand for new lending opportunities. Average balances of our interest-bearing liabilities increased by $561.9 million in 2010 compared to 2009 primarily due to growth in our savings deposits and securities sold under agreements to repurchase. Average savings deposits increased by $418.3 million primarily due to growth in our bonus rate savings and business money market products. This was partially offset by a $231.3 million decrease in our average time deposit balances as some customers moved their deposits to more liquid savings products. Average balances in securities sold under agreements to repurchase increased by $443.2 million in 2010 compared to 2009 primarily due to new placements to accommodate local government entities. This was partially offset by the prepayment of three repurchase agreements with private institutions in the third quarter of 2010.

Net interest income, on a taxable equivalent basis, decreased by $6.2 million or 1% in 2009 compared to 2008, primarily due to a $52.1 million decrease in interest income, partially offset by a $45.9 million decrease in our funding costs. Net interest margin decreased by 61 basis points in 2009 compared to 2008. Yields on our loan and lease portfolio decreased by 65 basis points in 2009 compared to 2008. Yields were 145 basis points lower in our commercial and industrial portfolio and 82 basis points lower in our home equity portfolio, as interest rates reset on these variable rate products. Although we made significant investments in our available-for-sale investment securities portfolio in 2009, yields decreased by 133 basis points in 2009 compared to 2008. Partially offsetting the decrease in yields earned on our average earning assets was a corresponding decrease in our funding costs. Rates paid on our interest-bearing deposits decreased by 59 basis points in 2009 compared to 2008, reflecting the full effects of a decreasing interest rate environment during 2009. Also contributing to our lower funding costs was a 106 basis point decrease in rates paid on securities sold under agreements to repurchase in 2009.

Average balances of our earning assets increased by $1.4 billion or 15% in 2009 compared to 2008, primarily due to strong growth in core deposits. Average deposit balances grew by $1.3 billion in 2009. Due to limited lending opportunities, our liquidity was mostly deployed in relatively lower yielding debt securities issued by the U.S. Treasury and in mortgage-backed securities issued by government agencies. Average balances of our available-for-sale investment securities portfolio increased by $1.3 billion in 2009. Average balances of our loan and lease portfolio decreased by $397.2 million in 2009 as a result of loan paydowns and reduced demand for new lending.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $55.3 million in 2010, $107.9 million in 2009, and $60.5 million in 2008. The lower Provision recorded in 2010 was reflective of a Hawaii economy which continued to show signs of recovery. For further discussion on the Allowance, see the "Corporate Risk Profile  – Allowance for Loan and Lease Losses" section in MD&A.

Noninterest Income

Table 4 presents the major components of noninterest income for 2010, 2009, and 2008.

Noninterest Income	Table 4

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2010	2009	2008	2010 to 2009	2009 to 2008	2010 to 2009	2009 to 2008

Trust and Asset Management	$44,889	$46,174	$57,014	$(1,285)	$(10,840)	(3)%	(19)%
Mortgage Banking	18,576	22,995	8,164	(4,419)	14,831	(19)	182
Service Charges on Deposit Accounts	53,039	54,470	50,845	(1,431)	3,625	(3)	7
Fees, Exchange, and Other Service Charges	61,006	60,122	61,995	884	(1,873)	1	(3)
Investment Securities Gains, Net	42,848	25,770	532	17,078	25,238	66	n.m.
Insurance	9,961	20,015	24,575	(10,054)	(4,560)	(50)	(19)
Other Income:
Income from Bank-Owned Life Insurance	6,357	7,165	8,369	(808)	(1,204)	(11)	(14)
Gain on Mutual Fund Sale	2,852	–	–	2,852	–	n.m.	n.m.
Gain on the Sale of Leased Assets	1,126	14,227	12,209	(13,101)	2,018	(92)	17
Gain on the Sale of Insurance Subsidiaries	904	2,363	–	(1,459)	2,363	(62)	n.m.
Gain on Mandatory Redemption of Visa Shares	–	–	13,737	–	(13,737)	n.m.	n.m.
Other	13,700	14,507	20,673	(807)	(6,166)	(6)	(30)

Total Other Income	24,939	38,262	54,988	(13,323)	(16,726)	(35)	(30)

Total Noninterest Income	$255,258	$267,808	$258,113	$(12,550)	$9,695	(5)%	4%

n.m.  – not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $10.1 billion as of December 31, 2010, $9.9 billion as of December 31, 2009, and $9.8 billion as of December 31, 2008. Trust and asset management income decreased by $1.3 million or 3% in 2010 compared to 2009. This decrease was primarily due to a $4.1 million decrease in mutual fund management fees due in large part to the sale/liquidation of our proprietary mutual funds in July 2010, combined with an increase in fee waivers and a decrease in the holdings of our money market mutual funds. This decrease was partially offset by a combined $2.7 million increase in agency fees, irrevocable trust fees, and IRA fees primarily due to higher market values and higher fee rates for assets previously invested in our proprietary mutual funds. Trust and asset management income decreased by $10.8 million or 19% in 2009 compared to 2008. This decrease was primarily due to a $7.3 million decrease in mutual fund management fees, which were adversely affected by an increase in fee waivers in our money market mutual funds (due to low yields), a decline in average mutual fund holdings, combined with a decline in the average value of the equity markets in 2009. Also contributing to the decrease in trust and asset management income was a $1.0 million decrease in employee benefit trust and agency fees primarily due to the decrease in the market value of accounts and the average number of accounts under management. Finally, investment management fees decreased by $0.8 million primarily due to customers moving certain investment accounts to Bankoh Investment Services, Inc., the broker dealer subsidiary of the Bank, to take advantage of alternative investment options.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Mortgage banking income decreased by $4.4 million or 19% in 2010 compared to 2009. This decrease was primarily due to lower loan origination volume in 2010 compared to 2009. Residential mortgage loan originations were $1.0 billion in 2010, a $222.4 million or 18% decrease compared to the same period in 2009. Residential mortgage loan sales were $669.8 million in 2010, a $373.2 million or 36% decrease from 2009. Mortgage banking income increased by $14.8 million or 182% in 2009 compared to 2008 primarily due to higher loan origination volume, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products. Residential mortgage loan originations were $1.2 billion in 2009, a $371.9 million or 43% increase from 2008. Residential mortgage loan sales were $1.0 billion in 2009, a $586.2 million or 128% increase from 2008.

Service charges on deposit accounts decreased by $1.4 million or 3% in 2010 compared to 2009 primarily due to a $1.0 million decrease in account analysis fees due to a decline in the number of accounts subscribing to this service. Also contributing to the decrease was a $0.4 million decrease in overdraft fees mainly resulting from the Federal Reserve Board's amendments of Regulation E, largely offset by account growth. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments to Regulation E prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance ("opts-in"). We estimate that due to the FRB's amendments to Regulation E, overdraft fees decreased by approximately $6.2 million in 2010. Service charges on deposit accounts increased by $3.6 million or 7% in 2009 compared to 2008 primarily due to a $4.9 million increase in account analysis fees on analyzed business checking accounts as a result of lower earnings credit rates on customer accounts. This was partially offset by a $1.3 million decrease in monthly service fees primarily resulting from the introduction of our free checking product in July 2008.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $0.9 million or 1% in 2010 compared to 2009 primarily due to a $3.4 million increase in debit card income resulting mainly from account growth. In July 2010, the Dodd-Frank Act became law. As a result of the passage of the Dodd-Frank Act, debit card interchange fees will be regulated by the Federal Reserve Board (the "FRB") which may result in lower fee income in future periods. Included in fees, exchange, and other service charges are debit card interchange fees of approximately $22.9 million in 2010, $19.9 million in 2009, and $19.2 million in 2008. Assuming constant debit card activity, we estimate that the proposed regulations, which are likely to be effective in July 2011, could potentially reduce our debit card interchange fees by approximately 82% or $18.8 million on an annualized basis. The increase in debit card income was partially offset by a $1.4 million decrease in ATM fees primarily due to lower transaction volume and a $0.8 million decrease in income from merchant services. Fees, exchange, and other service charges decreased by $1.9 million or 3% in 2009 compared to 2008 primarily due to a decrease in ATM fee income as well as lower merchant services income. This was the result of lower transaction volume during 2009 which was impacted by a slower economy in Hawaii and lower levels of visitor arrivals.

Net gains from the sales of investment securities were $42.8 million in 2010, $25.8 million in 2009, and $0.5 million in 2008. In 2010, we primarily sold available-for-sale investment securities to preserve capital levels while managing our interest rate risk. In 2009, the net gains were largely due to sales of available-for-sale investment securities in the fourth quarter of 2009, including a complete liquidation of our investments in private-label mortgage-backed securities. We sold longer maturity available-for-sale investment securities in the fourth quarter of 2009 to reduce investment duration and to preserve capital levels in a potentially rising interest rate environment.

Insurance income decreased by $10.1 million or 50% in 2010 compared to 2009. This decrease was largely due to the sales of assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. in the second quarter of 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in the fourth quarter of 2009. Insurance income decreased by $4.6 million or 19% in 2009 compared to 2008 primarily due to the sales of assets in 2009 noted above.

Other noninterest income decreased by $13.3 million or 35% in 2010 compared to 2009. The decrease was primarily due to a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009 and a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft leveraged lease in the second quarter of 2009. Other noninterest income decreased by

$16.7 million or 30% in 2009 compared to 2008 primarily due to the $13.7 million gain from the mandatory redemption of our Visa shares in 2008. Also contributing to the decrease was $3.3 million in lower unrealized gains recognized in 2009 related to our subordinated notes which were accounted for at fair value. We repaid our subordinated notes in March 2009.

Noninterest Expense

Table 5 presents the major components of noninterest expense for 2010, 2009, and 2008.

Noninterest Expense	Table 5

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2010	2009	2008	2010 to 2009	2009 to 2008	2010 to 2009	2009 to 2008

Salaries and Benefits:
Salaries	$119,515	$119,888	$120,440	$(373)	$(552)	–%	–%
Incentive Compensation	15,544	17,688	19,369	(2,144)	(1,681)	(12)	(9)
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	6,805	7,775	9,689	(970)	(1,914)	(12)	(20)
Commission Expense	6,666	7,071	6,941	(405)	130	(6)	2
Retirement and Other Benefits	15,708	16,425	14,660	(717)	1,765	(4)	12
Payroll Taxes	10,084	9,972	10,175	112	(203)	1	(2)
Medical, Dental, and Life Insurance	8,242	9,001	9,010	(759)	(9)	(8)	–
Separation Expense	3,149	748	1,674	2,401	(926)	n.m.	(55)

Total Salaries and Benefits	185,713	188,568	191,958	(2,855)	(3,390)	(2)	(2)

Net Occupancy	40,988	41,053	45,129	(65)	(4,076)	–	(9)
Net Equipment	19,371	17,713	18,143	1,658	(430)	9	(2)
Professional Fees	7,104	12,439	11,511	(5,335)	928	(43)	8
FDIC Insurance	12,564	17,342	1,510	(4,778)	15,832	(28)	n.m.
Other Expense:
Data Services	13,812	13,063	13,406	749	(343)	6	(3)
Delivery and Postage Services	9,072	9,628	10,812	(556)	(1,184)	(6)	(11)
Mileage Program Travel	8,055	5,887	5,433	2,168	454	37	8
Early Termination Expense Related to Repurchase Agreements	5,189	–	–	5,189	–	n.m.	n.m.
Bank of Hawaii Foundation and Other Contributions	1,000	1,000	2,250	–	(1,250)	–	(56)
Legal Contingencies	155	1,007	2,911	(852)	(1,904)	(85)	(65)
Gain on the Sale of Foreclosed Real Estate	(1,343)	–	–	(1,343)	–	n.m.	n.m.
Market Premium on Repayment
of Privately Placed Notes	–	875	–	(875)	875	n.m.	n.m.
Call Premium on Capital Securities	–	–	991	–	(991)	n.m.	n.m.
Reversal of Visa Legal Costs	–	–	(5,649)	–	5,649	n.m.	n.m.
Other	44,556	41,449	48,369	3,107	(6,920)	7	(14)

Total Other Expense	80,496	72,909	78,523	7,587	(5,614)	10	(7)

Total Noninterest Expense	$346,236	$350,024	$346,774	$(3,788)	$3,250	(1)%	1%

n.m.
– not meaningful.

Total salaries and benefits decreased by $2.9 million or 2% in 2010 compared to 2009 primarily due to decreases in incentive compensation, expense related to cash grants for the purchase of company stock, and medical insurance expense. Also contributing to the decrease in salaries and benefits expense in 2010 was a decrease in retirement benefits expense mainly due to a $1.0 million settlement gain on the extinguishment of retiree life insurance obligations. Partially offsetting these decreases in 2010 was an increase in separation expense. Total salaries and benefits decreased by $3.4 million or 2% in 2009 compared to 2008 primarily due to decreases in incentive compensation, expense related to restricted stock grants, and lower base salaries (a result of fewer full-time equivalent employees). Partially offsetting these decreases in 2009 was an increase in retirement benefits expense resulting from a change in assumptions and an increase in the amortization of actuarial losses in 2009.

Professional fees decreased by $5.3 million or 43% in 2010 compared to 2009. The decrease was primarily due to a $3.2 million decrease in legal fees mainly due to the resolution of legal matters in 2009, and a $1.9 million decrease in various other professional services. Professional fees increased by $0.9 million or 8% in 2009 compared to 2008 primarily due to higher legal fees.

FDIC insurance expense decreased by $4.8 million or 28% in 2010 compared to 2009. The decrease was primarily due to the Company's $5.7 million share of an industry-wide assessment by the FDIC recorded in the second quarter of 2009. This decrease was partially offset by the Company utilizing its credits from the Federal Deposit Insurance Reform Act of 2005, which were available to offset our deposit insurance assessments. These credits were fully utilized by the end of the first quarter of 2009. FDIC insurance expense increased by $15.8 million in 2009 compared to 2008. The increase was primarily due to higher deposit balances, higher assessment rates, our participation in the Temporary Liquidity Guarantee Program, and the Company's $5.7 million share of an industry-wide assessment by the FDIC noted above.

Other noninterest expense increased by $7.6 million or 10% in 2010 compared to 2009. The increase was primarily due to $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase, and a $2.2 million increase in mileage program travel expense due to an increase in the cost per mile. Also contributing to the increase in other noninterest expense in 2010 was a $1.5 million reduction to our casualty self insurance reserves in 2009. This was partially offset by a $1.3 million gain in 2010 related to the sale of foreclosed real estate.

Other noninterest expense decreased by $5.6 million or 7% in 2009 compared to 2008 due in part to a $1.9 million decrease in our reserves for legal contingencies and the $1.5 million reduction to our casualty self insurance reserves noted above. In addition, modest decreases were experienced in business travel expenses, unrealized gains related to deferred compensation arrangements, delivery and postage services, donations, and advertising. In 2008, we also incurred a $1.0 million call premium expense related to our Bancorp Hawaii Capital Trust I Capital Securities ("Capital Securities"). These decreases were partially offset by a $5.6 million reversal in 2008 of a previously recorded Visa contingency accrual. See Note 18 to the Consolidated Financial Statements for more information on the Visa legal matters.

Income Taxes

Our provision for income taxes and effective tax rates for 2010, 2009, and 2008 were as follows:

Provision for Income Taxes and Effective Tax Rates	Table 6

(dollars in thousands)	Provision	Effective Tax Rates

2010	$76,273	29.31%
2009	78,207	35.19
2008	77,388	28.70

The lower effective tax rate in 2010 from 2009 was primarily due to a $7.7 million credit to the provision for income taxes for the release of reserves recorded in 2010. This credit was the result of the closing of the audit by the Internal Revenue Service (the "IRS") related to the tax years held open by the settlement of the Lease In-Lease Out ("LILO") and Sale In-Lease Out ("SILO") transactions and the filing of Hawaii amended tax returns to report the IRS adjustments. Also favorably impacting our effective tax rate in 2010 was the $2.7 million release of a valuation allowance for the expected utilization of capital losses on the future sale of a low-income housing investment. The other significant transaction that favorably impacted our effective tax rate was the sale of our equity interest in two leveraged leases, which resulted in a $4.4 million credit to the provision for income taxes in 2010.

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

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 7 summarizes net income from our business segments for 2010, 2009, and 2008. Additional information about segment performance, including financial captions discussed below, is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income	Table 7

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Retail Banking	$47,603	$55,200	$92,838
Commercial Banking	52,736	45,290	51,258
Investment Services	11,451	5,365	12,027

Total	$111,790	$105,855	$156,123
Treasury and Other	72,152	38,178	36,090

Consolidated Total	$183,942	$144,033	$192,213

Retail Banking

Net income decreased by $7.6 million or 14% in 2010 compared to 2009 primarily due to a decrease in net interest income and noninterest income, combined with an increase in noninterest expense. This was partially offset by a decrease in the Provision for the segment. The $26.8 million decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio and lower loan balances, partially offset by higher average deposit balances. The $2.2 million decrease in noninterest income was primarily due to lower mortgage banking income, account analysis fees, and ATM fees, partially offset by higher debit card income, deposit account growth, and transaction activity. The $1.7 million increase in noninterest expense was primarily due to higher occupancy and debit card expense, partially offset by lower allocated costs. The $18.4 million decrease in the Provision was primarily due to lower net charge-offs of loans and risk in the segment's consumer real estate portfolios.

Net income decreased by $37.6 million or 41% in 2009 compared to 2008 primarily due to an increase in the Provision and noninterest expense, combined with a decrease in net interest income. This was partially offset by higher noninterest income for the segment. The $29.5 million increase in the Provision was primarily due to higher net charge-offs of loans and risk in the segment's consumer real estate portfolios. The $5.8 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of the industry-wide assessment by the FDIC. The $30.4 million decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio. The $6.0 million increase in noninterest income was primarily due to higher mortgage banking income, a result of higher origination and sale activity.

Commercial Banking

Net income increased by $7.4 million or 16% in 2010 compared to 2009 primarily due to decreases in the Provision and noninterest expense. This was partially offset by lower net interest income and noninterest income. The $32.2 million decrease in the Provision was primarily due to reduced risk and lower net charge-offs of loans in the segment. The $8.0 million decrease in noninterest expense was primarily due to lower salaries, combined with lower operating and allocated expenses including the segment's share of an industry-wide assessment by the FDIC in 2009. The $14.3 million decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances. The $26.8 million decrease in noninterest income was primarily due to a $10.0 million gain on the sale of our equity interest in two watercraft leveraged leases and a $2.8 million gain on the sale of our equity interest in a cargo aircraft leveraged lease, both of which occurred in 2009. Also contributing to the decrease in noninterest income was lower insurance income of $10.1 million as a result of the sale of assets of our wholesale and retail insurance businesses in 2009.

Net income decreased by $6.0 million or 12% in 2009 compared to 2008 primarily due to an increase in the Provision and noninterest expense. This was partially offset by higher net interest income. The $16.4 million increase in the Provision was primarily due to heightened risk in specific loan exposures and general risk from the weak economy in Hawaii and the U.S Mainland. The $2.9 million increase in noninterest expense was primarily due to higher FDIC base insurance assessments as well as our share of an industry-wide assessment by the FDIC. The $12.2 million increase in net interest income was primarily due to higher average deposit balances.

Investment Services

Net income increased by $6.1 million or 113% in 2010 compared to 2009 primarily due to an increase in noninterest income and decreases in noninterest expense and the Provision. The $2.2 million increase in noninterest income was primarily due to the gain on sale of our proprietary mutual funds. The $5.6 million decrease in noninterest expense was primarily due to lower legal fees, other professional services, and allocated expenses. The $2.2 million decrease in the Provision was due to lower net charge-offs of loans in the segment.

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

Treasury

Net income increased by $34.0 million or 89% in 2010 compared to 2009 primarily due to higher net interest income and noninterest income. This was partially offset by higher noninterest expense. The $35.6 million increase in net interest income was primarily due to lower loan and deposit funding costs, an increase in the average balance of our investment securities portfolio, and lower costs associated with long-term debt. The $14.2 million increase in noninterest income was primarily due to net investment securities gains, partially offset by the change in fair value of mortgage servicing rights. The $8.1 million increase in noninterest expense was primarily due to the previously noted early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase and higher separation expense.

Net income increased by $2.1 million or 6% in 2009 compared to 2008 primarily due to higher net interest income and noninterest income, combined with lower noninterest expense. This was partially offset by a higher provision for income taxes. The $10.5 million increase in net interest income was primarily due to lower loan and deposit funding costs, higher average deposit balances, an increase in the balance of our investment securities portfolio, lower levels of long-term debt, and lower costs associated with securities sold under agreements to repurchase. The $15.6 million increase in noninterest income was primarily due to net investment securities gains, partially offset by a $13.7 million gain from the mandatory redemption of our Visa shares in 2008. The $4.6 million decrease in noninterest expense was primarily due to lower allocated expenses. The higher provision for income taxes in 2009 was primarily due to the $12.9 million credit to provision for income taxes related to our SILO transactions recorded in 2008.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 8 presents the contractual maturity distribution, weighted-average yield to maturity, and fair value of our investment securities.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities	Table 8

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value

As of December 31, 2010
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$160.9	0.7%	$162.7	1.5%	$81.3	1.5%	$131.9	2.2%	$536.8	1.4%	$555.9
Debt Securities Issued by the States and Political Subdivisions [2]	10.8	4.6	14.5	3.2	50.5	4.4	37.9	6.1	113.7	4.9	113.6
Debt Securities Issued by U.S. Government-Sponsored Enterprises	0.5	5.7	–	–	–	–	–	–	0.5	5.7	0.5
Mortgage-Backed Securities Issued by [3] Government Agencies	–	–	–	–	20.8	3.2	5,676.1	3.4	5,696.9	3.4	5,750.0
U.S. Government-Sponsored Enterprises	–	–	2.8	4.5	7.8	4.5	98.7	4.4	109.3	4.4	113.9

Total Mortgage-Backed Securities	–	–	2.8	4.5	28.6	3.5	5,774.8	3.4	5,806.2	3.4	5,863.9

Total Investment Securities Available-for-Sale	$172.2	1.0%	$180.0	1.7%	$160.4	2.7%	$5,944.6	3.4%	$6,457.2	3.3%	$6,533.9

Investment Securities Held-to-Maturity
Mortgage-Backed Securities Issued by [3] Government Agencies	$–	–%	$–	–%	$4.0	4.4%	$43.3	4.9%	$47.3	4.9%	$50.3
U.S. Government-Sponsored Enterprises	–	–	–	–	30.7	4.2	49.2	3.8	79.9	4.0	83.7

Total Investment Securities Held-to-Maturity	$–	–%	$–	–%	$34.7	4.2%	$92.5	4.3%	$127.2	4.3%	$134.0

Total Investment Securities
As of December 31, 2010	$172.2		$180.0		$195.1		$6,037.1		$6,584.4		$6,667.9

As of December 31, 2009	$12.2		$341.1		$214.0		$4,903.5		$5,470.8		$5,517.5

As of December 31, 2008	$1.1		$25.3		$173.1		$2,566.0		$2,765.5		$2,761.4

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.

2
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

3
Contractual maturities do not anticipate reductions for periodic paydowns.

Our investment securities portfolio is managed to provide liquidity and interest income. Our portfolio is also used to offset interest rate risk positions and to provide collateral for various banking activities. The carrying amount of our investment securities was $6.7 billion as of December 31, 2010. This represents a $1.1 billion increase from December 31, 2009. The increase in the carrying amount of our investment securities during 2010 was primarily due to additional investments made in mortgage-backed securities issued by Ginnie Mae. As of December 31, 2010, our portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2010. As of December 31, 2010, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. These investments in high grade securities have an average base duration of less than three years.

Our investment securities portfolio had gross unrealized gains of $116.0 million or 2% of total amortized cost as of December 31, 2010. Our investment securities portfolio also had gross unrealized losses of $32.5 million or less than 1% of total amortized cost as of December 31, 2010. These unrealized gains and losses, which were primarily related to mortgage-backed securities issued by government agencies, were mainly attributable to changes in interest rates relative to when the investment securities were purchased. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2010, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). As of December 31, 2010, we also did not own any private-label mortgage backed securities.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories.

Loans and Leases

Total loans and leases were $5.3 billion as of December 31, 2010. This represents a $424.0 million or 7% decrease from December 31, 2009.

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

Commercial loans and leases were $2.1 billion as of December 31, 2010. This represents a $106.6 million or 5% decrease from December 31, 2009, with balances decreasing in all lending categories, except for commercial mortgage. Commercial and industrial loans decreased by $22.5 million and construction loans decreased by $28.1 million, reflective of continued loan payoffs and lower loan demand by corporate customers. Lease financing decreased by $77.9 million, consistent with our strategy to reduce our positions in leveraged leases on the U.S. Mainland. Partially offsetting the decrease in these commercial lending categories was a $22.0 million increase in our commercial mortgage portfolio. This increase was primarily due to refinancing activity and new business growth in this portfolio. Although commercial lending opportunities remain soft, we are encouraged by the opportunities that an improving Hawaii economy may provide.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets we serve. Consumer loans and leases were $3.3 billion as of December 31, 2010. This represents a $317.4 million decrease from December 31, 2009, with balances decreasing in all consumer lending categories. We continue to experience loan payoffs and reduced customer demand for new lending opportunities. While the economy in Hawaii continues to show signs of recovery, consumers have remained cautious and conservative in their demand for credit.

See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio. Table 10 presents maturities and sensitivities of selected loan categories to changes in interest rates. This table excludes real estate loans (other than construction loans), lease financing, and consumer loans.

Geographic Distribution of Loan and Lease Portfolio	Table 9

	December 31, 2010
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total

Commercial
Commercial and Industrial	$659,291	$42,667	$63,306	$4,160	$3,200	$772,624
Commercial Mortgage	807,548	2,049	53,715	24	49	863,385
Construction	80,325	–	–	–	–	80,325
Lease Financing	45,302	255,135	15,419	–	19,141	334,997

Total Commercial	1,592,466	299,851	132,440	4,184	22,390	2,051,331

Consumer
Residential Mortgage	1,921,387	–	166,120	6,682	–	2,094,189
Home Equity	772,660	14,106	18,357	2,356	–	807,479
Automobile	154,780	17,492	34,236	2,500	–	209,008
Other [3]	140,498	–	17,407	15,872	8	173,785

Total Consumer	2,989,325	31,598	236,120	27,410	8	3,284,461

Total Loans and Leases	$4,581,791	$331,449	$368,560	$31,594	$22,398	$5,335,792

Percentage of Total Loans and Leases	86%	6%	7%	1%	0%	100%

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

3
Comprised of other revolving credit, installment, and lease financing.

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates [1]	Table 10

	December 31, 2010
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$417,993	$240,500	$114,131	$772,624
Construction	53,416	7,929	18,980	80,325

Total	$471,409	$248,429	$133,111	$852,949

1
Based on contractual maturities.

2
As of December 31, 2010, loans maturing after one year consisted of $227.1 million in variable rate loans and $154.4 million in fixed rate loans.

Other Assets

Other assets were $443.5 million as of December 31, 2010, a $53.4 million or 11% decrease from December 31, 2009. The decrease in other assets was primarily due to a $61.1 million decrease in our federal and state tax deposits as a result of a settlement with the IRS related to LILO and SILO matters. We expect to settle interest due to the IRS and State of Hawaii related to the LILO and SILO transactions in 2011. The interest settlement will be made from the remaining $22.3 million deposit we have placed with the respective taxing authorities. These deposits were originally placed with the respective taxing authorities to limit the potential accrual of additional interest based on an estimate of our tax liabilities. Also contributing to the decrease in other assets was an $11.3 million decrease resulting from the amortization of prepaid FDIC assessments. This was partially offset by a $7.2 million increase in the fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities. The decrease in other assets was also partially offset by a $5.2 million increase in the value of our bank-owned life insurance and a $4.2 million increase in the balance of our low-income housing and other equity investments. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

As of December 31, 2010, the carrying value of our FHLB stock was $61.3 million and consisted of 612,924 shares valued at a par value of $100 per share. Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB. The FHLB's Capital Plan provides for the mandatory redemption of members' stock within five years of such request. In 2007, the Bank requested the redemption of 361,645 shares, which under the provisions of the FHLB's Capital Plan would be redeemable in 2012.

In August 2009, the FHLB received a capital classification of "undercapitalized" from their primary regulator, the Federal Housing Finance Agency (the "Finance Agency"). As of September 30, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as undercapitalized by the Finance Agency due to several factors including the possibility that declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. Due to this determination, the FHLB currently remains unable to repurchase or redeem capital stock or to pay dividends.

The FHLB submitted a proposed capital restoration plan to the Finance Agency in August 2009. In April 2010, the Finance Agency requested a more specific business plan with steps the FHLB will take to resume timely redemptions and repurchases of member capital stock. The FHLB submitted their proposed business plan to the Finance Agency in August 2010. In October 2010, the Finance Agency and the FHLB agreed to the stipulation and issuance of a Consent Order by the Finance Agency that sets forth requirements for capital management, asset composition, and other operational and risk management improvements. Additionally, the Finance Agency and the FHLB agreed to a Stabilization Period that ends upon the filing of the FHLB's June 30, 2011 financial statements. During this period, the FHLB's classification as undercapitalized will remain in place. Subsequently, the FHLB may begin repurchasing member stock at par, upon achieving and maintaining financial thresholds established by the Finance Agency. The Consent Order and associated agreement with the FHLB constitute the FHLB's capital restoration plan and fulfills the Finance Agency's April 2010 request to the FHLB.

The FHLB reported positive net income for the first nine months of 2010 and reported increased levels of capital as of September 30, 2010 compared to December 31, 2009. The Bank also continues to use and has access to the services of the FHLB. Management is not able to reasonably estimate the timing of the redemption of our shares. Management considers the investment in the FHLB as a long-term investment and values the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of December 31, 2010.

Goodwill

Goodwill was $31.5 million as of December 31, 2010 and 2009. As of December 31, 2010, we had no reporting units where there was a reasonable possibility of failing the Step 1 goodwill impairment test in accordance with GAAP. Step 1 of the goodwill impairment test is used to identify potential goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Deposits

Total deposits were $9.9 billion as of December 31, 2010, a $479.3 million or 5% increase from December 31, 2009. We experienced strong deposit growth from both our consumer and commercial customers throughout 2010. The increase was primarily due to a $370.7 million increase in our personal and business interest and non-interest bearing demand accounts. Also contributing to the increase was a $149.4 million increase in our consumer bonus rate savings products and a $146.3 million increase in our public deposits. This was partially offset by a $187.5 million decrease in our consumer and business time deposits and a $19.4 million decrease in our business money market savings accounts.

The increase in deposit balances over the past 12 months was due, in part, to an increased level of savings by customers during uncertain economic conditions.

Average time deposits of $100,000 or more was $635.4 million in 2010 and $742.0 million in 2009. See Note 8 to the Consolidated Financial Statements for more information.

Table 11 presents the components of our savings deposits as of December 31, 2010 and 2009.

Savings Deposits	Table 11

(dollars in thousands)	2010	2009

Money Market	$1,942,034	$1,967,554
Regular Savings	2,584,859	2,438,415

Total Savings Deposits	$4,526,893	$4,405,969

Borrowings

Borrowings consisted of funds purchased and short-term borrowings. Borrowings were $15.7 million as of December 31, 2010, a $0.1 million decrease from December 31, 2009. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Due to our successful deposit gathering efforts and our increased capital levels, our level of borrowings as a source of funds has remained low. See Note 9 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.9 billion as of December 31, 2010, a $282.4 million or 17% increase from December 31, 2009. The increase was primarily due to new placements to accommodate local government entities, partially offset by the prepayment of three repurchase agreements with private institutions totaling $75.0 million. Securities sold under agreements to repurchase provide us with a short-term source of liquidity. As many of our securities sold under agreements to repurchase are at variable rates, this provided us with a relatively inexpensive source of short-term funding in the current interest rate environment. Average rates paid on securities sold under agreements to repurchase were 1.53% in 2010, a 53 basis point decrease from 2009. See Note 9 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt, which represents a relatively more expensive source of funds for us, was $32.7 million as of December 31, 2010, a $57.7 million or 64% decrease from December 31, 2009. This decrease was primarily due to a $50.0 million FHLB advance that we repaid in the second quarter of 2010.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2010, 2009 and 2008, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Credit Risk

Credit risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker's acceptances, standby and commercial letters of credit, and deposit account overdrafts.

We manage and control risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers' borrowing needs and capacity to repay, in conjunction with their character and history.

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

Home equity loans are secured primarily by second mortgages on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant's overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. We do not offer home equity loan products with reduced documentation.

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

Our overall credit risk position is reflective of a recovering Hawaii economy, with decreasing levels of non-performing assets compared to 2009. Generally, the Oahu economy has shown greater stability when compared to the other Hawaiian Islands. The tourism industry is recovering with slight increases in visitor arrivals and spending. However, these levels remain below prior peak years. The construction and real estate industries in Hawaii remain weak. Hawaii's seasonally adjusted unemployment rate has improved slightly in 2010 compared to 2009 and appears to have stabilized. The improving economy in Hawaii is resulting in lower delinquencies and loss rates in our loan and lease portfolio.

Table 12 summarizes the amount of our loan and lease portfolio that demonstrate a higher risk profile, based on our current assessment of risk characteristics. The Allowance associated with these higher risk loans and leases is consistent with our methodologies for each of the respective loan or lease classes. These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Higher Risk Loans and Leases Outstanding	Table 12

	December 31,
(dollars in thousands)	2010	2009

Residential Home Building	$14,964	$31,067
Residential Land Loans	23,745	37,873
Home Equity Loans	23,179	28,076
Air Transportation	37,879	50,426

Total	$99,767	$147,442

Residential home building loans represented $34.1 million or 42% of our total commercial construction portfolio balance as of December 31, 2010. The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that jeopardize the orderly repayment of the loans. These higher risk loans were $15.0 million as of December 31, 2010. This included $2.6 million in projects on Hawaiian islands other than Oahu. The decrease in our higher risk exposure in this portfolio segment in 2010 was primarily due to the sale of a $10.0 million exposure to a regional home builder with operations on Oahu in the second quarter of 2010. As of December 31, 2010, the Allowance associated with the remaining balance of higher risk residential home building loans, which was comprised of three loans, was $3.4 million or 23% of outstanding loan balances. As of December 31, 2010, there were no delinquencies in this portfolio of higher risk loans and one partial charge-off of $1.0 million related to the sale of a $10.0 million exposure noted above.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots. These loans often represent higher risk due to the volatility in the value of the underlying collateral. Our residential land loan portfolio was $23.7 million as of December 31, 2010, of which $20.7 million related to properties on Hawaiian islands other than Oahu. The decrease in our higher risk exposure in this portfolio segment in 2010 was primarily due to $11.1 million in paydowns and $3.0 million in loan charge-offs. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio. As of December 31, 2010, there was no specific Allowance associated with the remaining balance of our residential land loans. As of December 31, 2010, the residential land loans had a 90 day past due delinquency ratio of 3.3% and $3.0 million in gross charge-offs were recorded during 2010.

The higher risk segment within our Hawaii home equity lending portfolio was $23.2 million or 3% of our total home equity loans outstanding as of December 31, 2010. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original LTV ratios greater than 70%. The decrease in our higher risk exposure in this portfolio segment in 2010 was primarily due to improved credit score migration for our Oahu owner occupants, which account for 65% of this higher risk segment. Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio. As of December 31, 2010, there was no specific Allowance associated with the remaining balance of our higher risk home equity loans. As of December 31, 2010, the higher risk home equity loans had a 90 day past due delinquency ratio of 2.2% and $0.2 million in gross charge-offs were recorded during 2010.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry. As of December 31, 2010, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990's and prior. Outstanding credit exposure related to these leveraged leases was $27.7 million as of December 31, 2010 and $38.4 million as of December 31, 2009. The decrease in our air transportation credit exposure in 2010 was primarily due to the sale of our equity interest in an aircraft leveraged lease in the first quarter of 2010. Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with an uncertain economic recovery, could continue to place stress on the financial health of air transportation carriers for the foreseeable future. As of December 31, 2010, the Allowance associated with the remaining balance of our air transportation leases was $19.6 million or 52% of outstanding balances. In 2010, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 13 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More	Table 13

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,642	$6,646	$3,869	$598	$769
Commercial Mortgage	3,503	1,167	–	112	40
Construction	288	8,154	5,001	–	–
Lease Financing	19	631	133	297	31

Total Commercial	5,452	16,598	9,003	1,007	840

Consumer
Residential Mortgage	28,152	19,893	3,904	2,681	4,914
Home Equity	2,254	5,153	1,614	1,414	164
Other [2]	–	550	–	–	–

Total Consumer	30,406	25,596	5,518	4,095	5,078

Total Non-Accrual Loans and Leases	35,858	42,194	14,521	5,102	5,918

Non-Accrual Loans Held for Sale	–	3,005	–	–	–
Foreclosed Real Estate	1,928	3,132	428	184	407
Other Investments	–	–	–	–	82

Total Non-Performing Assets	$37,786	$48,331	$14,949	$5,286	$6,407

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$–	$623	$6,785	$–	$–
Lease Financing	–	120	268	–	–

Total Commercial	–	743	7,053	–	–

Consumer
Residential Mortgage	5,399	8,979	4,192	4,884	519
Home Equity	1,067	2,210	1,077	413	331
Automobile	410	875	743	1,174	1,001
Other [2]	707	886	1,134	1,112	963

Total Consumer	7,583	12,950	7,146	7,583	2,814

Total Accruing Loans and Leases Past Due 90 Days or More	$7,583	$13,693	$14,199	$7,583	$2,814

Total Loans and Leases	$5,335,792	$5,759,785	$6,530,233	$6,580,861	$6,623,167

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.67%	0.73%	0.22%	0.08%	0.09%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.71%	0.84%	0.23%	0.08%	0.10%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.31%	1.03%	0.37%	0.04%	0.04%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.95%	0.72%	0.14%	0.10%	0.13%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.85%	1.07%	0.44%	0.20%	0.14%

1
Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

2
Comprised of other revolving credit, installment, and lease financing.

Table 14 presents the activity in Non-Performing Assets ("NPAs") for 2010:

Non-Performing Assets	Table 14

(dollars in thousands)

Balance at Beginning of Year	$48,331
Additions	39,075
Reductions
Payments	(18,554)
Return to Accrual Status	(5,719)
Transfer to Foreclosed Real Estate	(3,203)
Sales of Foreclosed Real Estate	(6,127)
Charge-offs/Write-downs	(16,017)

Total Reductions	(49,620)

Balance at End of Year	$37,786

NPAs are comprised of non-accrual loans and leases, non-accrual loans held for sale, foreclosed real estate, and other non-performing investments. Our NPAs were $37.8 million as of December 31, 2010, compared to $48.3 million as of December 31, 2009. This decrease was primarily due to an $11.1 million decrease in commercial NPAs, primarily in our commercial and industrial and construction portfolios. Also contributing to the decrease in NPAs was a $3.0 million decrease in non-accrual loans held for sale and a $1.2 million decrease in foreclosed real estate. The ratio of our non-accrual loans and leases to total loans and leases was 0.67% as of December 31, 2010, compared to 0.73% as of December 31, 2009.

Commercial and industrial non-accrual loans decreased by $5.0 million from December 31, 2009 to $1.6 million as of December 31, 2010, primarily due to $4.1 million in charge-offs and $2.1 million in resolutions, partially offset by the addition of a $1.1 million partially charged-off loan to non-accrual status. As of December 31, 2010, two commercial borrowers comprised 95% of the non-accrual balance. We evaluated these loans for impairment and recorded partial charge-offs on both loans.

Commercial mortgage non-accrual loans increased by $2.3 million from December 31, 2009 to $3.5 million as of December 31, 2010, due to the addition of four loans to non-accrual status. Three of these loans, comprising 99% of the increase, have been individually evaluated for impairment and partial charge-offs totaling $1.0 million were recorded on two of these loans.

Construction non-accrual loans and construction non-accrual loans held for sale decreased by $10.9 million from December 31, 2009 to $0.3 million as of December 31, 2010. The decrease was primarily due to the sale of a $3.0 million non-accrual loan in loans held for sale as of December 31, 2009, the payoff of two loans totaling $4.5 million, and the transfer of a $2.1 million loan to foreclosed real estate. There were no additions to construction non-accrual loans in 2010. As of December 31, 2010, we had one non-accrual construction loan remaining which we reviewed for impairment and believe that we are well secured.

Residential mortgage non-accrual loans increased by $8.3 million from December 31, 2009 to $28.2 million as of December 31, 2010, primarily due to a slow legal resolution process. As of December 31, 2010, our residential mortgage non-accrual loans were comprised of 85 loans with a weighted average current LTV ratio of 74%.

Home equity non-accrual loans decreased by $2.9 million from December 31, 2009 to $2.3 million as of December 31, 2010, primarily due to increased charge-offs during the first quarter of 2010 due to a change in our charge-off policy requiring a full balance charge-off when the borrower becomes 90 days past due and we do not hold the first mortgage.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Foreclosed real estate decreased by $1.2 million from December 31, 2009 to $1.9 million as of December 31, 2010. This decrease was primarily due to the resolution of a $2.8 million commercial real estate loan, partially offset by the addition of two commercial real estate loans totaling $1.0 million and four residential mortgage loans totaling $0.9 million.

Included in NPAs are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR"). Impaired loans were

$38.0 million as of December 31, 2010, compared to $24.0 million as of December 31, 2009. Impaired loans had a related Allowance of $4.1 million as of December 31, 2010 and $2.1 million as of December 31, 2009. As of December 31, 2010, we have recorded charge-offs of $6.0 million related to our impaired loans.

Table 15 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring	Table 15

(dollars in thousands)	2010	2009

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$23,724	$7,274
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	8,953	1,911

Total Restructured Loans	$32,677	$9,185

We had loans whose terms had been modified in a TDR of $32.7 million as of December 31, 2010, compared to $9.2 million as of December 31, 2009. This increase was primarily due to a $20.3 million increase in residential mortgage loans modified in a TDR. Residential mortgage loans modified in a TDR were primarily comprised of loans where we lowered monthly payments to accommodate the borrowers' financial needs for a period of time.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases that are 90 days or more past due, as to principal or interest, and still accruing interest are in this category because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $7.6 million as of December 31, 2010, a decrease of $6.1 million from December 31, 2009. We experienced decreases in each of our loan and lease categories, with particular improvement in our residential mortgage and home equity portfolios.

If interest due on the balances of all non-accrual loans as of December 31, 2010 had been accrued under the original terms, approximately $3.2 million in total interest income would have been recorded in 2010, compared to the $0.6 million recorded as interest income on those loans.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve"). Table 16 presents the activity in the Company's reserve for credit losses for the years ended December 31:

Reserve for Credit Losses	Table 16

(dollars in thousands)	2010	2009	2008	2007	2006

Balance at Beginning of Period	$149,077	$128,667	$96,167	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(21,125)	(26,641)	(8,059)	(3,266)	(2,373)
Commercial Mortgage	(2,048)	(2,092)	–	–	–
Construction	(2,274)	(10,360)	(1,932)	–	–
Lease Financing	(500)	(14,022)	(304)	(145)	–
Consumer
Residential Mortgage	(12,139)	(7,768)	(723)	(169)	(132)
Home Equity	(15,052)	(12,722)	(2,530)	(1,097)	(633)
Automobile	(6,425)	(9,903)	(11,236)	(10,340)	(8,268)
Other [1]	(10,315)	(13,233)	(10,564)	(9,893)	(9,251)

Total Loans and Leases Charged-Off	(69,878)	(96,741)	(35,348)	(24,910)	(20,657)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	2,082	1,211	1,634	1,203	3,509
Commercial Mortgage	68	45	–	156	509
Construction	7,321	476	–	–	–
Lease Financing	158	131	10	2,092	3
Consumer
Residential Mortgage	1,544	1,059	175	221	464
Home Equity	1,597	364	108	359	309
Automobile	3,128	3,153	2,817	2,582	2,088
Other [1]	2,393	2,584	2,589	2,790	3,017

Total Recoveries on Loans and Leases Previously Charged-Off	18,291	9,023	7,333	9,403	9,899

Net Loans and Leases Charged-Off	(51,587)	(87,718)	(28,015)	(15,507)	(10,758)
Provision for Credit Losses	55,287	107,878	60,515	15,507	10,758
Provision for Unfunded Commitments	–	250	–	–	–

Balance at End of Period [2]	$152,777	$149,077	$128,667	$96,167	$96,167

Components
Allowance for Loan and Lease Losses	$147,358	$143,658	$123,498	$90,998	$90,998
Reserve for Unfunded Commitments	5,419	5,419	5,169	5,169	5,169

Total Reserve for Credit Losses	$152,777	$149,077	$128,667	$96,167	$96,167

Average Loans and Leases Outstanding	$5,472,534	$6,144,976	$6,542,178	$6,561,584	$6,369,200

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.94%	1.43%	0.43%	0.24%	0.17%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.76%	2.49%	1.89%	1.38%	1.37%
1
Comprised of other revolving credit, installment, and lease financing.

2
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated Statements of Condition.

Allowance for Loan and Lease Losses

Table 17 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses	Table 17

(dollars in thousands)	2010	2009	2008	2007	2006

Commercial
Commercial and Industrial	$26,343	$24,551	$31,183	$15,117	$17,022
Commercial Mortgage	26,634	25,559	14,119	12,148	12,864
Construction	5,691	4,499	6,227	2,768	3,059
Lease Financing	22,309	27,698	43,091	33,428	33,068

Total Commercial	80,977	82,307	94,620	63,461	66,013

Consumer
Residential Mortgage	18,063	13,884	4,443	4,293	4,449
Home Equity	29,838	28,877	4,814	3,064	3,295
Automobile	5,579	7,349	10,992	11,315	7,829
Other [1]	12,901	11,241	8,629	8,865	9,412

Total Consumer	66,381	61,351	28,878	27,537	24,985

Total Allocation of Allowance
for Loan and Lease Losses	$147,358	$143,658	$123,498	$90,998	$90,998

	2010		2009		2008		2007		2006

	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as of loan or lease category	Loan category as % of total loans and leases

Commercial
Commercial and Industrial	3.41%	14.48%	3.09%	13.81%	2.96%	16.14%	1.43%	16.02%	1.56%	16.51%
Commercial Mortgage	3.08	16.18	3.04	14.61	1.91	11.34	1.91	9.64	2.10	9.23
Construction	7.09	1.50	4.15	1.88	4.04	2.36	1.33	3.17	1.23	3.76
Lease Financing	6.66	6.28	6.71	7.17	9.20	7.17	6.94	7.32	6.50	7.69

Total Commercial	3.95	38.44	3.81	37.47	3.92	37.01	2.67	36.15	2.68	37.19

Consumer
Residential Mortgage	0.86	39.25	0.63	38.03	0.18	37.70	0.17	38.11	0.18	37.64
Home Equity	3.70	15.13	3.13	16.00	0.47	15.82	0.31	14.79	0.35	14.27
Automobile	2.67	3.92	2.59	4.93	2.97	5.66	2.55	6.73	1.82	6.48
Other [1]	7.42	3.26	5.47	3.57	3.47	3.81	3.20	4.22	3.21	4.42

Total Consumer	2.02	61.56	1.70	62.53	0.70	62.99	0.66	63.85	0.60	62.81

Total	2.76%	100.00%	2.49%	100.00%	1.89%	100.00%	1.38%	100.00%	1.37%	100.00%

1
Comprised of other revolving credit, installment, and lease financing.

Based on our ongoing assessment of credit quality of the loan and lease portfolio and the economic environment, our Allowance was $147.4 million as of December 31, 2010 and $143.7 million as of December 31, 2009. The ratio of the Allowance to total loans and leases outstanding was 2.76% as of December 31, 2010 compared to 2.49% as of December 31, 2009. The increase in the ratio of the Allowance to total loans and leases outstanding was primarily due to a decrease in outstanding loans and leases and the overall state of the economy in Hawaii. However, with continued stability in the Hawaii economy and continued improvements in credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net loan and lease charge-offs were $51.6 million or 0.94% of total average loans and leases in 2010, a decrease from $87.7 million or 1.43% of total average loans and leases in 2009. Net loans and leases charged-off decreased in most of our commercial and consumer lending portfolios during 2010, with the exception of residential mortgages and home equity loans. Commercial net charge-offs were $16.3 million in 2010, a decrease of $34.9 million from 2009. This decrease included $14.9 million related to our construction lending portfolio and a $13.5 million decrease related to our leveraged lease portfolio. Consumer net charge-offs were $35.3 million in 2010, a decrease of $1.2 million from 2009. This decrease was primarily in our automobile and other consumer loan portfolios, partially offset by increases in our residential mortgage and home equity portfolios.

The components of the Allowance, including the allocation between commercial and consumer categories, reflect the state of the recovering economy. The allocation of the Allowance to our commercial portfolio decreased by $1.3 million from December 31, 2009, primarily due to a $5.4 million decrease in allocation to our leasing portfolio that resulted from strategic sales of our leveraged leases. The allocation of the Allowance to our consumer portfolio increased by $5.0 million from December 31, 2009, primarily due to a $4.2 million increase in allocation to our residential mortgage portfolio. This was consistent with the increased risk of loss in these lending portfolios. See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of December 31, 2010, unchanged from December 31, 2009. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Residential Mortgage Loan Repurchases

We sell residential mortgage loans in the secondary market primarily to Fannie Mae. We also pool Federal Housing Administration ("FHA") insured and U.S. Department of Veterans Affairs ("VA") guaranteed mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which we sell residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of December 31, 2010, the unpaid principal balance of our portfolio of residential mortgage loans sold on a non-recourse basis was $3.2 billion. The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian. Although these loans are sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. In December 2010, we received a $1.1 million repurchase request from an investor. Subsequently, in January 2011, we agreed to repurchase these loans as requested. These loans were current as to principal and interest at the time of repurchase.

As of December 31, 2010, the unpaid principal balance of our portfolio of residential mortgage loans sold on a recourse basis was $42.7 million. These loans were originated in the early 1990's. We are obligated to repurchase these loans when they become 120 days or more past due or if they exhibit significant underwriting deficiencies as described above. In 2010, we repurchased $0.3 million in residential mortgage loans from our investors as a result of the representation and warranty provisions contained in these contracts.

Although, to date, repurchase demands have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2010, we believe that this exposure is not material and thus have not established a liability for losses related to mortgage loan repurchases. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in our portfolio, substantially all of the loans we sell to investors are sold with servicing rights retained. The loans we service were originated by us or by other mortgage loan originators. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales.

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investors. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank. Remedies could include indemnification or repurchase of an affected mortgage loan. In 2010, we did not receive any indemnification or repurchase requests as a result of our servicing activities.

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

In managing interest rate risk, we, through the Asset/Liability Management Committee ("ALCO"), measure short and long-term sensitivities to changes in interest rates. The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 18 presents, for the next twelve months subsequent to December 31, 2010, 2009, and 2008, an estimate of the change in net interest income that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the balance sheet and interest rates are generally unchanged. Based on the net interest income simulation as of December 31, 2010, net interest income sensitivity to changes in interest rates as of December 31, 2010 exhibited an asset sensitive profile and was less sensitive to higher interest rates and more sensitive to lower interest rates as compared to the sensitivity profiles as of December 31, 2009 and 2008. Market conditions remain uncertain at the end of 2010, although they have improved since the end of 2009. Government intervention has caused interest rates to remain relatively low and has decreased market volatility. Credit spreads continued to narrow in 2010. These factors have contributed to greater interest rate risk to the Company as of December 31, 2010.

Net Interest Income Sensitivity Profile	Table 18

	Impact on Future Net Interest Income December 31,

(dollars in thousands)	2010		2009		2008

Change in Interest Rates (basis points)
+200	$2,845	0.7%	$(13,566)	(3.3)%	$8,543	2.0%
+100	3,252	0.8	(6,061)	(1.5)	4,062	1.0
-100	(8,130)	(2.0)	(1,608)	(0.4)	(2,471)	(0.6)

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

We also use the Market Value of Equity ("MVE") sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates. The MVE was approximately $2.1 billion as of December 31, 2010 and 2009, and $1.3 billion as of December 31, 2008. The MVE increased as of December 31, 2009 compared to December 31, 2008 due to strong deposit growth in 2009. In 2010, the MVE was stable compared to 2009 due to more stable market conditions. Interest rates were lower over most of the yield curve and deposit growth continued, offset by a greater level of investment securities.

Table 19 presents, as of December 31, 2010, 2009, and 2008, an estimate of the pre-tax change in the MVE that would result from an instantaneous 100 and 200 basis point increase or a 100 basis point decrease in interest rates, moving in a parallel fashion over the entire yield curve. The MVE sensitivity decreased as of December 31, 2010 compared to December 31, 2009 as a result of lower interest rates, higher deposit balances, and a shorter duration investment portfolio as of December 31, 2010. Lower rate scenarios will now have a negative impact to MVE as further meaningful reductions in deposit rates will be difficult.

Market Value of Equity Sensitivity Profile	Table 19

	Change in Market Value of Equity December 31,
(dollars in thousands)	2010		2009		2008

Change in Interest Rates (basis points)
+200	$(108,970)	(5.3)%	$(152,581)	(7.3)%	$15,532	1.2%
+100	(27,444)	(1.3)	(45,040)	(2.2)	41,072	3.1
-100	(39,699)	(1.9)	47,601	2.3	(140,946)	(10.6)

Liquidity Management

Liquidity is managed in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancings, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities. Assets generate long-term liquidity through cash flows from investment securities and loans. With respect to liabilities, short-term liquidity is generated from securities sold under agreements to repurchase, federal funds, and FHLB advances, while long-term liquidity is generated through growth in deposits and long-term debt.

We continued to maintain a strong liquidity position in 2010. Total deposits were $9.9 billion as of December 31, 2010, a $479.3 million or 5% increase from December 31, 2009. During 2010, we continued to invest excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae. These investments in high grade securities have an average base duration of less than three years.

Capital Management

In our ongoing efforts to maximize shareholder value over time, we regularly review our capital management activities including the amount of earnings we retain in excess of cash dividends paid and the amount and pace of common stock repurchases. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory "well-capitalized" thresholds by an amount commensurate with our risk profile. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2010, the Company and the Bank were "well capitalized" under this regulatory framework. There have been no conditions or events since December 31, 2010 that management believes have changed either the Company's or the Bank's capital classifications. See Note 11 to the Consolidated Financial Statements for more information.

As of December 31, 2010, shareholders' equity was $1.0 billion, an increase of $115.2 million or 13% from December 31, 2009. The increase in shareholders' equity was primarily due to current year earnings of $183.9 million, change in unrealized gains and losses on available-for-sale investment securities of $20.2 million, and common stock issued under purchase and equity compensation plans of $19.1 million. This was partially offset by $86.8 million in cash dividends paid and $25.0 million related to common stock repurchased during the year.

As of December 31, 2010, all of our key regulatory capital ratios were higher, compared to our ratios as of December 31, 2009. As of December 31, 2010, our Tier 1 Capital Ratio was 18.28%, our Total Capital Ratio was 19.55%, our Tier 1 Leverage Ratio was 7.15%, and our ratio of Tangible Common Equity to Risk-Weighted Assets was 19.29%.

Following a period of 20 months during which we made no repurchases of our common stock under our common stock repurchase program, we resumed share repurchases in July 2010. We repurchased 466,500 shares of our common stock at an average cost per share of $46.06 and a total cost of $21.5 million during 2010.

From the beginning of our share repurchase program in July 2001 through December 31, 2010, we repurchased a total of 46.0 million shares of common stock and returned $1.6 billion to our shareholders at an average cost of $35.55 per share. As of December 31, 2010, remaining buyback authority under our share repurchase program was $63.9 million of the total $1.70 billion repurchase amount authorized by our Board of Directors. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

From January 1, 2011 through February 14, 2011, the Parent repurchased an additional 176,500 shares at an average cost of $47.07 per share for a total of $8.3 million. Remaining buyback authority was $55.6 million as of February 14, 2011.

Table 20 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital	Table 20

		December 31,
	(dollars in thousands)	2010	2009 [2]	2008	2007	2006

	Change in Shareholders' Equity
	Net Income	$183,942	$144,033	$192,213	$183,703	$180,359
	Cash Dividends Paid	(86,823)	(86,236)	(84,855)	(82,371)	(76,747)
	Dividend Reinvestment Program	5,034	5,154	5,193	5,128	5,020
	Common Stock Repurchased	(24,981)	(1,337)	(62,015)	(99,656)	(129,727)
	Other [1]	37,988	43,655	(10,087)	24,031	47,163

	Increase in Shareholders' Equity	$115,160	$105,269	$40,449	$30,835	$26,068

	Regulatory Capital
	Shareholders' Equity	$1,011,133	$895,973	$790,704	$750,255	$719,420
Add:	Capital Securities	–	–	–	26,425	26,425
Less:	Goodwill	31,517	31,517	34,959	34,959	34,959
	Postretirement Benefit Liability Adjustments	2,597	5,644	7,079	8,647	6,958
	Net Unrealized Gains (Losses) on Investment Securities Available-for-Sale	46,521	26,290	(4,277)	(1,388)	(27,491)
	Other	2,340	2,398	1,424	2,759	–

	Tier 1 Capital	928,158	830,124	751,519	731,703	731,419
	Allowable Reserve for Credit Losses	64,564	70,909	84,163	88,716	91,585
	Qualifying Subordinated Debt	–	–	–	24,982	49,942
	Unrealized Gains on Available-for-Sale Equity
	Securities	–	–	–	59	17

	Total Regulatory Capital	$992,722	$901,033	$835,682	$845,460	$872,963

	Risk-Weighted Assets	$5,076,909	$5,594,532	$6,688,530	$7,089,846	$7,322,255

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	18.28%	14.84%	11.24%	10.32%	9.99%
	Total Capital Ratio	19.55	16.11	12.49	11.92	11.92
	Tier 1 Leverage Ratio	7.15	6.76	7.30	7.02	7.06
1
Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.

2
Tier 1 Capital Ratio, Total Capital Ratio, Tier 1 Leverage Ratio as of December 31, 2009 were revised from 14.88%, 16.15% and 6.78% respectively.

Use of Non-GAAP Financial Measures

The ratios "tangible common equity to tangible assets" and "tangible common equity to risk-weighted assets" are Non-GAAP financial measures. The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. Table 21 provides a reconciliation of these Non-GAAP financial measures with financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation	Table 21

		December 31,
(dollars in thousands)		2010	2009	2008	2007	2006

Total Shareholders' Equity		$1,011,133	$895,973	$790,704	$750,255	$719,420
Less:	Goodwill	31,517	31,517	34,959	34,959	34,959
	Intangible Assets	154	233	978	1,024	13

Tangible Common Equity		$979,462	$864,223	$754,767	$714,272	$684,448

Total Assets		$13,126,787	$12,414,827	$10,763,475	$10,472,942	$10,571,815
Less:	Goodwill	31,517	31,517	34,959	34,959	34,959
	Intangible Assets	154	233	978	1,024	13

Tangible Assets		$13,095,116	$12,383,077	$10,727,538	$10,436,959	$10,536,843

Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements		$5,076,909	$5,594,532	$6,688,530	$7,089,846	$7,322,255

Total Shareholders' Equity to Total Assets		7.70%	7.22%	7.35%	7.16%	6.81%
Tangible Common Equity to Tangible Assets (Non-GAAP)		7.48%	6.98%	7.04%	6.84%	6.50%
Tier 1 Capital Ratio [1]		18.28%	14.84%	11.24%	10.32%	9.99%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)		19.29%	15.45%	11.28%	10.07%	9.35%
1
Tier 1 Capital Ratio as of December 31, 2009 was revised from 14.88%.

Regulatory Initiatives Related to Capital and Liquidity

The Basel Committee on Banking Supervision (the "BCBS") released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as "Basel III"). In July 2010, the BCBS announced the design for its capital and liquidity reform proposal.

In December 2010, the oversight body of the Basel Committee published the final Basel III rules on capital, leverage, and liquidity. Basel III requires financial institutions to have more capital and a higher quality of capital. It does so by increasing the minimum regulatory capital ratios, narrowing the definition of capital, and requiring capital buffers. Basel III also imposes a leverage ratio requirement and liquidity standards.

The new minimum capital requirements will be phased in between January 2013 and January 2015 as follows: (1) the minimum requirement for Tier 1 common equity ratio will be increased from the current 2% to 4.5%; (2) the minimum requirement for the Tier 1 Capital Ratio to be considered "adequately capitalized" will be increased from the current 4% to 6%; (3) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1. 2019); and (4) a minimum Tier 1 Leverage Ratio of 3% (to be tested starting January 1, 2013).

The liquidity proposals under Basel III include: (1) a liquidity coverage ratio (to become effective January 1, 2015); (2) a net stable funding ratio (to become effective January 1, 2018); and (3) a set of monitoring tools to establish minimum reporting requirements of financial institutions to their regulatory supervisors. The liquidity coverage ratio is designed to ensure that banks have a sufficient stock of high-quality liquid assets to survive a significant liquidity stress scenario lasting 30 days. The net stable funding ratio is designed to promote resilience over a longer period of one year by encouraging banks to fund themselves with a minimum amount of equity and debt financing which is expected to be a reliable source of funds over a one year period under conditions of extended stress.

Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future requirements for financial institutions.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2010 were as follows:

Credit Commitments and Contractual Obligations [1]	Table 22

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Commitments
Unfunded Commitments to Extend Credit	$567,299	$351,943	$48,846	$907,371	$1,875,459
Standby Letters of Credit	97,693	15	–	–	97,708
Commercial Letters of Credit	24,658	–	–	–	24,658

Total Credit Commitments	689,650	351,958	48,846	907,371	1,997,825

Contractual Obligations
Deposits	9,590,597	249,165	27,185	22,048	9,888,995
Funds Purchased	9,478	–	–	–	9,478
Short-Term Borrowings	6,200	–	–	–	6,200
Securities Sold Under Agreements to Repurchase	1,217,363	83,721	50,000	550,000	1,901,084
Long-Term Debt, Including Interest	3,346	7,781	7,816	12,685	31,628
Banker's Acceptances Outstanding	437	–	–	–	437
Capital Lease Obligations	665	1,330	1,330	5,620	8,945
Non-Cancelable Operating Leases	15,019	25,754	19,104	143,324	203,201
Purchase Obligations	20,256	33,340	6,720	–	60,316
Pension and Postretirement Benefit Contributions	1,809	4,006	4,327	11,938	22,080

Total Contractual Obligations	10,865,170	405,097	116,482	745,615	12,132,364

Total Credit Commitments and Contractual Obligations	$11,554,820	$757,055	$165,328	$1,652,986	$14,130,189

1
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2010 was $23.0 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Our non-cancelable operating leases and capital lease obligations are primarily related to branch premises, equipment, and the Company's headquarters building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Our largest purchase obligation is an outsourcing agreement for technology services related to our core systems and applications. Total payments over the remaining term of this contract, through 2014, are estimated to be $41.5 million. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to these plans. Actual contributions may differ from these estimates.

See Note 18 to the Consolidated Financial Statements for more information on commitments.

Future Application of Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for more information regarding the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2010.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2010 was $40.6 million, a slight increase from $40.5 million for the fourth quarter of 2009. Diluted earnings per share were $0.84 for the fourth quarter of 2010, and was unchanged from the fourth quarter of 2009.

Net Interest Income

Net interest income, on a taxable equivalent basis, for the fourth quarter of 2010 was $96.6 million, a decrease of $7.2 million or 7% from the fourth quarter of 2009. The net interest margin was 3.15% for the fourth quarter of 2010, a decrease of 42 basis points from the fourth quarter of 2009. The decreases in both net interest income and net interest margin were the result of higher levels of liquidity, lower interest rates, and lower loan and lease balances. Although we had higher levels of investment securities during the fourth quarter of 2010 compared to the fourth quarter of 2009, yields on such securities were significantly lower and also contributed to the decrease in net interest income.

Provision for Credit Losses

Net income for the fourth quarter of 2010 included a Provision of $5.3 million compared to a Provision of $26.8 million for the fourth quarter of 2009. The Provision equaled net loans and leases charged-off in the fourth quarter of 2010 and exceeded net loans and leases charged-off by $1.0 million in the fourth quarter of 2009. The lower Provision recorded in the fourth quarter of 2010 was reflective of an improving Hawaii economy, as well as $10.3 million in loan recoveries, primarily attributable to two previously charged-off construction loans.

Noninterest Income

Noninterest income was $51.5 million for the fourth quarter of 2010, a decrease of $29.3 million or 36% from the fourth quarter of 2009. This decrease was primarily due to $25.7 million in net gains on the sale of investment securities in the fourth quarter of 2009. Also contributing to the decrease in noninterest income was a $2.3 million decrease in overdraft fees primarily resulting from the FRB's amendments of Regulation E.

Noninterest Expense

Noninterest expense was $88.7 million for the fourth quarter of 2010, an increase of $0.2 million or less than 1% from the fourth quarter of 2009. Noninterest expense for the fourth quarter of 2010 included a $1.9 million accrual for incentive compensation, $1.2 million for technology equipment, and a donation of $1.0 million to the Bank of Hawaii Foundation. This was partially offset by a $1.3 million gain on the sale of foreclosed real estate and a $1.0 million settlement gain on the extinguishment of retiree life insurance obligations. Noninterest expense for the fourth quarter of 2009 included $4.1 million in cash grants for the purchase of company stock, a $2.0 million accrual for incentive compensation, and a donation of $1.0 million to the Bank of Hawaii Foundation.

Provision for Income Taxes

The provision for income taxes was $13.2 million for the fourth quarter of 2010, a decrease of $15.3 million or 54% from the fourth quarter of 2009. The effective tax rate for the fourth quarter of 2010 was 24.51% compared with an effective tax rate of 41.30% for the fourth quarter of 2009. The lower provision for income taxes and the effective tax rate for the fourth quarter of 2010 was primarily due to an adjustment to tax reserves determined during the quarter. The higher provision for income taxes and the effective tax rate for the fourth quarter of 2009 was primarily due to the book versus tax basis difference related to the sale of certain assets of BOH Wholesale Insurance Agency, Inc.

Common Stock Repurchase Program

In the fourth quarter of 2010, we repurchased 0.3 million shares of common stock at an average cost per share of $45.36 and a total cost of $11.7 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2010 and 2009.

Selected Quarterly Consolidated Financial Data	Table 23

	Three Months Ended 2010				Three Months Ended 2009
(dollars in thousands except per share amounts)
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Interest Income	$109,295	$113,020	$119,362	$123,574	$121,476	$128,728	$124,673	$122,917
Interest Expense	13,022	14,394	15,434	15,921	17,942	19,841	21,822	25,855

Net Interest Income	96,273	98,626	103,928	107,653	103,534	108,887	102,851	97,062

Provision for Credit Losses	5,278	13,359	15,939	20,711	26,801	27,500	28,690	24,887
Investment Securities Gains (Losses), Net	(1)	7,877	14,951	20,021	25,707	(5)	12	56
Noninterest Income	51,478	55,248	53,923	51,761	55,104	56,805	59,820	70,309
Noninterest Expense	88,722	89,890	85,918	81,706	88,520	83,987	89,584	87,933

Income Before Provision for Income Taxes	53,750	58,502	70,945	77,018	69,024	54,200	44,409	54,607
Provision for Income Taxes	13,172	14,438	24,381	24,282	28,508	17,729	13,403	18,567

Net Income	$40,578	$44,064	$46,564	$52,736	$40,516	$36,471	$31,006	$36,040

Basic Earnings Per Share	$0.84	$0.91	$0.97	$1.10	$0.85	$0.76	$0.65	$0.76
Diluted Earnings Per Share	$0.84	$0.91	$0.96	$1.09	$0.84	$0.76	$0.65	$0.75
Net Income to Average Total Assets (ROA)	1.24%	1.37%	1.48%	1.73%	1.31%	1.21%	1.06%	1.32%
Net Income to Average Shareholders' Equity (ROE)	15.08	16.64	19.01	22.54	16.91	16.44	14.49	17.86
Efficiency Ratio [1]	60.05	55.57	49.72	45.54	48.02	50.69	55.07	52.52
Net Interest Margin [2]	3.15	3.27	3.51	3.72	3.57	3.85	3.73	3.76
1
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation and Subsidiaries

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 23, 2011

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2010	2009	2008

Interest Income
Interest and Fees on Loans and Leases	$287,381	$326,921	$390,714
Income on Investment Securities
Trading	–	594	4,695
Available-for-Sale	169,151	158,244	139,076
Held-to-Maturity	6,504	9,133	11,877
Deposits	28	20	457
Funds Sold	1,076	1,776	1,601
Other	1,111	1,106	1,681

Total Interest Income	465,251	497,794	550,101

Interest Expense
Deposits	29,196	54,058	82,399
Securities Sold Under Agreements to Repurchase	25,996	25,934	33,764
Funds Purchased	30	22	1,585
Short-Term Borrowings	–	–	162
Long-Term Debt	3,549	5,446	13,414

Total Interest Expense	58,771	85,460	131,324

Net Interest Income	406,480	412,334	418,777
Provision for Credit Losses	55,287	107,878	60,515

Net Interest Income After Provision for Credit Losses	351,193	304,456	358,262

Noninterest Income
Trust and Asset Management	44,889	46,174	57,014
Mortgage Banking	18,576	22,995	8,164
Service Charges on Deposit Accounts	53,039	54,470	50,845
Fees, Exchange, and Other Service Charges	61,006	60,122	61,995
Investment Securities Gains, Net	42,848	25,770	532
Insurance	9,961	20,015	24,575
Other	24,939	38,262	54,988

Total Noninterest Income	255,258	267,808	258,113

Noninterest Expense
Salaries and Benefits	185,713	188,568	191,958
Net Occupancy	40,988	41,053	45,129
Net Equipment	19,371	17,713	18,143
Professional Fees	7,104	12,439	11,511
FDIC Insurance	12,564	17,342	1,510
Other	80,496	72,909	78,523

Total Noninterest Expense	346,236	350,024	346,774

Income Before Provision for Income Taxes	260,215	222,240	269,601
Provision for Income Taxes	76,273	78,207	77,388

Net Income	$183,942	$144,033	$192,213

Basic Earnings Per Share	$3.83	$3.02	$4.03
Diluted Earnings Per Share	$3.80	$3.00	$3.99
Dividends Declared Per Share	$1.80	$1.80	$1.77
Basic Weighted Average Shares	48,055,025	47,702,500	47,674,000
Diluted Weighted Average Shares	48,355,965	48,009,277	48,200,650

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2010	December 31, 2009

Assets
Interest-Bearing Deposits	$3,472	$8,755
Funds Sold	438,327	291,546
Investment Securities
Available-for-Sale	6,533,874	5,330,834
Held-to-Maturity (Fair Value of $134,028 and $186,668)	127,249	181,018
Loans Held for Sale	17,564	16,544
Loans and Leases	5,335,792	5,759,785
Allowance for Loan and Lease Losses	(147,358)	(143,658)

Net Loans and Leases	5,188,434	5,616,127

Total Earning Assets	12,308,920	11,444,824

Cash and Noninterest-Bearing Deposits	165,748	254,766
Premises and Equipment	108,170	110,976
Customers' Acceptances	437	1,386
Accrued Interest Receivable	41,151	45,334
Foreclosed Real Estate	1,928	3,132
Mortgage Servicing Rights	25,379	25,970
Goodwill	31,517	31,517
Other Assets	443,537	496,922

Total Assets	$13,126,787	$12,414,827

Liabilities
Deposits
Noninterest-Bearing Demand	$2,447,713	$2,252,083
Interest-Bearing Demand	1,871,718	1,609,413
Savings	4,526,893	4,405,969
Time	1,042,671	1,142,211

Total Deposits	9,888,995	9,409,676

Funds Purchased	9,478	8,888
Short-Term Borrowings	6,200	6,900
Securities Sold Under Agreements to Repurchase	1,901,084	1,618,717
Long-Term Debt	32,652	90,317
Banker's Acceptances	437	1,386
Retirement Benefits Payable	30,885	37,435
Accrued Interest Payable	5,007	7,026
Taxes Payable and Deferred Taxes	121,517	229,140
Other Liabilities	119,399	109,369

Total Liabilities	12,115,654	11,518,854

Commitments and Contingencies (Note 18)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2010 – 57,115,287 / 48,097,672; and December 31, 2009 – 57,028,239 / 48,018,943)	570	569
Capital Surplus	500,888	494,318
Accumulated Other Comprehensive Income	26,965	6,925
Retained Earnings	932,629	843,521
Treasury Stock, at Cost (Shares: December 31, 2010 – 9,017,615;
and December 31, 2009 – 9,009,296)	(449,919)	(449,360)

Total Shareholders' Equity	1,011,133	895,973

Total Liabilities and Shareholders' Equity	$13,126,787	$12,414,827

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2007	$750,255	$567	$484,790	$(5,091)	$688,638	$(418,649)
Cumulative-Effect Adjustment of a Change in Accounting Principle,
Net of Tax:
Adoption of Accounting Standard Related to the Fair Value Option	(2,736)	—	—	—	(2,736)	—
Comprehensive Income:
Net Income	192,213	—	—	—	192,213	—	$192,213
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities
Available-for-Sale	(2,889)	—	—	(2,889)	—	—	(2,889)
Net Losses Related to Defined Benefit Plans	(20,908)	—	—	(20,908)	—	—	(20,908)

Total Comprehensive Income							$168,416

Share-Based Compensation	5,808	—	5,808	—	—	—
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (431,254 shares)	15,831	1	1,917	—	(5,336)	19,249
Common Stock Repurchased (1,267,528 shares)	(62,015)	—	—	—	—	(62,015)
Cash Dividends Paid ($1.77 per share)	(84,855)	—	—	—	(84,855)	—

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)

Comprehensive Income:
Net Income	144,033	—	—	—	144,033	—	$144,033
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities
Available-for-Sale	30,567	—	—	30,567	—	—	30,567
Net Gains Related to Defined Benefit Plans	5,246	—	—	5,246	—	—	5,246

Total Comprehensive Income							$179,846

Share-Based Compensation	3,552	—	3,552	—	—	—
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (301,306 shares)	9,444	1	(1,749)	—	(2,200)	13,392
Common Stock Repurchased (35,734 shares)	(1,337)	—	—	—	—	(1,337)
Cash Dividends Paid ($1.80 per share)	(86,236)	—	—	—	(86,236)	—

Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)

Comprehensive Income:
Net Income	183,942	—	—	—	183,942	—	$183,942
Other Comprehensive Income, Net of Tax:
Change in Unrealized Gains and Losses on Investment Securities
Available-for-Sale	20,231	—	—	20,231	—	—	20,231
Settlement Gain Related to Defined Benefit Plan	(608)	—	—	(608)	—	—	(608)
Net Gains Related to Defined Benefit Plans	417	—	—	417	—	—	417

Total Comprehensive Income							$203,982

Share-Based Compensation	3,841	—	3,841	—	—	—
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (617,345 shares)	19,141	1	2,729	—	(8,011)	24,422
Common Stock Repurchased (538,616 shares)	(24,981)	—	—	—	—	(24,981)
Cash Dividends Paid ($1.80 per share)	(86,823)	—	—	—	(86,823)	—

Balance as of December 31, 2010	$1,011,133	$570	$500,888	$26,965	$932,629	$(449,919)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Operating Activities
Net Income	$183,942	$144,033	$192,213
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	55,287	107,878	60,515
Depreciation and Amortization	13,432	13,545	14,437
Amortization of Deferred Loan and Lease Fees	(2,804)	(2,405)	(2,055)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	49,834	17,915	1,609
Share-Based Compensation	3,841	3,552	5,808
Benefit Plan Contributions	(3,164)	(13,137)	(8,949)
Deferred Income Taxes	(18,655)	(41,156)	(36,860)
Net Gain on Sale of Proprietary Mutual Funds	(2,852)	–	–
Gains on Sale of Insurance Businesses	(904)	(2,264)	–
Net Gains on Sales of Leases	(1,126)	(14,228)	(12,209)
Net Gains on Investment Securities	(42,848)	(25,770)	(532)
Net Change in Trading Securities	–	91,500	(24,214)
Proceeds from Sales of Loans Held for Sale	685,827	1,075,851	449,073
Originations of Loans Held for Sale	(678,135)	(1,030,909)	(458,271)
Tax Benefits from Share-Based Compensation	(2,983)	(278)	(1,825)
Net Change in Other Assets and Other Liabilities	(38,438)	(38,313)	(6,025)

Net Cash Provided by Operating Activities	200,254	285,814	172,715

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	1,681,978	1,763,050	688,329
Proceeds from Sales	1,289,681	1,042,766	235,843
Purchases	(4,145,849)	(5,561,425)	(885,418)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	53,579	58,245	52,550
Proceeds from Sale of Proprietary Mutual Funds	4,424	–	–
Proceeds from Sale of Insurance Businesses	904	6,769	–
Net Change in Loans and Leases	358,963	691,854	36,877
Premises and Equipment, Net	(10,626)	(8,401)	(13,380)

Net Cash Provided by (Used in) Investing Activities	(766,946)	(2,007,142)	114,801

Financing Activities
Net Change in Deposits	479,319	1,117,578	349,726
Net Change in Short-Term Borrowings	282,257	585,036	(65,698)
Repayments of Long-Term Debt	(50,000)	(145,070)	(32,425)
Tax Benefits from Share-Based Compensation	2,983	278	1,825
Proceeds from Issuance of Common Stock	16,417	9,664	14,136
Repurchase of Common Stock	(24,981)	(1,337)	(62,015)
Cash Dividends Paid	(86,823)	(86,236)	(84,855)

Net Cash Provided by Financing Activities	619,172	1,479,913	120,694

Net Change in Cash and Cash Equivalents	52,480	(241,415)	408,210
Cash and Cash Equivalents at Beginning of Period	555,067	796,482	388,272

Cash and Cash Equivalents at End of Period	$607,547	$555,067	$796,482

Supplemental Information
Cash Paid for Interest	$59,761	$92,272	$137,963
Cash Paid for Income Taxes	136,841	91,203	94,833
Non-Cash Investing and Financing Activities:
Reduction In Lease Financing Receivables	8,661	2,165	–
Reduction In Long-Term Non-Recourse Debt	7,631	1,098	–
Transfer from Loans to Foreclosed Real Estate	4,923	3,061	357
Transfer from Loans to Loans Held for Sale	8,713	39,946	–
Replacement of a Leveraged Lease with a Direct Financing Lease	–	32,437	–

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

The Company has investments in low-income housing projects and sponsors the Bank of Hawaii Foundation. These entities are not consolidated in the Company's financial statements.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. Trading securities, which were comprised primarily of mortgage-backed securities, were carried at fair value, with realized and unrealized gains and losses recorded in noninterest income. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Realized gains and losses are recorded in noninterest income and is determined on a trade date basis using the specific identification method. Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, using the effective interest method over the period to maturity, are included in interest income. As principal repayments are received on investment securities, primarily mortgage-backed securities, a pro rata portion of the unamortized premium or discount is recognized in interest income.

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more-likely-than-not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2010, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower of cost or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Any reduction in the loan's value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses. Further decreases in the fair value of the loan are recognized in noninterest expense.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal charge-offs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, unearned discounts, and premiums are deferred and amortized into interest income as yield adjustments over the term or estimated life of the loan. Loan commitment fees are generally deferred and amortized into interest income over the commitment period. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

Direct financing leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Leveraged leases, which are a form of direct financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

In July 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires that the Company provide a greater level of disaggregated information about the credit quality of the Company's loans and leases and the allowance for loan and lease losses (the "Allowance"). This ASU also requires the Company to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption had no impact on the Company's statements of income and condition. See Note 4 to the Consolidated Financial Statements for the required disclosures.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its Allowance. Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The "other" class of loans and leases is comprised of revolving credit, installment, and lease financing arrangements.

Non-Performing Loans and Leases

Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans are placed on non-accrual status at the earlier of the loan becoming contractually past due 120 days or more as to principal or interest or upon taking of a partial charge-off on the loan. For automobile and other consumer loan classes, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. A loan or lease may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement and when doubt about repayment is resolved.

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For the pooled segment of the Company's commercial and industrial loan class, which consists of small business loans, the entire outstanding balance on the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral. In the event that loans or lines in the home equity loan class is behind another financial institution's first mortgage, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest. As noted above, loans in the automobile and other consumer loan classes are charged-off in its entirety upon the loan becoming 120 days past due as to principal or interest.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a troubled debt restructuring

("TDR"). Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.

For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized by creating or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve").

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

The level of the Allowance related to the Company's commercial portfolio segment is generally based on analyses of individual borrowers and historical loss experience supplemented as necessary by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors that may affect the collectability of loans and leases. Excluding those loans and leases evaluated individually for impairment, the Company's remaining commercial loans and leases are pooled and collectively evaluated for impairment based on business unit and internal risk rating segmentation.

The level of the Allowance related to the Company's consumer portfolio segment is generally based on analyses of homogeneous pools of loans and leases. Loans and leases are pooled based on similar loan and lease risk characteristics for collective evaluation of impairment. Loss estimates are calculated based on historical rolling average loss rates and average delinquency flows to loss. Consumer loans that have been individually evaluated for impairment or modified in a TDR are excluded from the homogeneous pools. Impairment related to such loans are generally determined based on the present value of expected future cash flows discounted at the original loan's effective interest rate.

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

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives generally range from five to 20 years for premises and from three to ten years for equipment. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Capitalized leased assets are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Repairs and maintenance are charged to expense as incurred, while improvements which extend the estimated useful life of the asset are capitalized and depreciated over the estimated remaining life of the asset.

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than its carrying amount. In that event, the Company records a loss for the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis. There was no impairment of the Company's premises and equipment for the years ended December 31, 2010, 2009, and 2008.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property's fair value at the time of acquisition, a charge-off is recorded against the Allowance. Subsequent decreases in the property's fair value and operating expenses of the property are recognized through charges to noninterest expense.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company's mortgage servicing rights accounted for under the fair value method is carried on the statements of condition at fair value with changes in fair value recorded in mortgage banking income in the period in which the change occurs. Changes in the fair value of mortgage servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

The Company's mortgage servicing rights accounted for under the amortization method is initially recorded at fair value. However, these mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these mortgage servicing rights exceeds fair value.

Written Loan Commitments

The Company includes the fair value associated with the expected net future cash flows related to the servicing of the loan in the measurement of interest rate lock commitments that are accounted for at fair value through earnings. The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the interest rate lock commitment is to be determined in the same manner that the fair value of a recognized servicing asset is measured. However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained. See Note 17 to the Consolidated Financial Statements for more information on written loan commitments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment. Goodwill is assigned to the Company's reporting units that are expected to benefit from the business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. A goodwill impairment analysis includes two steps. Step 1, used to identify instances of potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount including goodwill, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, the second step of the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited. For purposes of testing goodwill for impairment, the Company uses an income approach in estimating the fair value of its reporting units. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using a risk-free rate of return. During the fourth quarter of 2010, the Company performed the annual goodwill impairment evaluation. This evaluation indicated no impairment of the Company's goodwill.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle ("FHLB") and Federal Reserve Bank ("FRB") stock, as a condition of membership. These securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and is periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The primary factor supporting the carrying value of these securities is the commitment of the issuer to perform its obligations, which includes providing credit and other services to the Bank.

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

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two pension plans and a postretirement benefit plan (the "Plans"). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the Plans. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

The Company recognizes in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. The Company also measures the Plans' assets and obligations that determine its funded status as of the end of the fiscal year and recognizes those changes in other comprehensive income, net of tax. See Note 14 to the Consolidated Financial Statements for more information on the Company's pension and postretirement benefit plans.

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

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Parent by subsidiaries with tax liabilities, and subsidiaries that generate tax benefits receive payments for those benefits as used.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2010, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement. See Note 16 to the Consolidated Financial Statements for further discussion on the Company's income taxes.

Treasury Stock

Shares of the Parent's common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, assuming conversion of all potentially dilutive common stock equivalents.

Derivative Financial Instruments

In the ordinary course of business, the Company enters into derivative financial instruments as an end-user in connection with its risk management activities and to accommodate the needs of its customers. The Company has elected not to qualify for hedge accounting methods addressed under current provisions of GAAP. Derivative financial instruments are stated at fair value on the Consolidated Statements of Condition with changes in fair value reported in current period earnings. See Note 17 to the Consolidated Financial Statements for more information on the Company's derivative financial instruments.

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock and stock options. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is recognized in the statement of income on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As share-based compensation expense is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options. See Note 15 to the Consolidated Financial Statements for more information on the Company's share-based compensation.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.0 million for the years ended December 31, 2010 and 2009, and $6.0 million for the year ended December 31, 2008.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Fair Value Measurements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that management believes market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance established a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Management reviews and updates the fair value hierarchy classifications of the Company's financial assets and liabilities on a quarterly basis. The three-level fair value hierarchy is as follows:

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

In determining fair value measurements, management assesses whether the volume and level of activity for an asset or liability have significantly decreased. In such instances, management determines whether recent quoted prices are associated with illiquid or inactive markets. If management concludes that quoted prices are associated with illiquid or inactive markets, an adjustment to the quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability's fair value. See Note 14 and Note 19 to the Consolidated Financial Statements for the required fair value measurement disclosures.

Fair Value Option

In February 2007, the FASB issued an accounting standard that provided entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. The Company adopted this accounting standard on January 1, 2008. The Company elected the fair value option for its subordinated notes, which were included in long-term debt on the Company's Consolidated Statements of Condition. The adoption of this accounting standard, which was subsequently codified into Accounting Standards Codification Topic 825, "Financial Instruments," resulted in a $4.2 million increase in the carrying value of the subordinated notes to fair value and a $2.7 million after-tax cumulative-effect adjustment to reduce retained earnings. Since electing the fair value option, accounting for the Company's subordinated notes at fair value increased other noninterest income by $0.3 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. The Company repaid its subordinated notes in March 2009. As of December 31, 2010, there were no financial assets or liabilities for which the Company has elected the fair value option.

Future Application of Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures About Fair Value Measurements," which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions of the ASU were effective for the Company's reporting period ending March 31, 2010. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company's reporting period ending March 31, 2011. As this provision amends only the disclosure requirements related to Level 3 activity, the adoption will have no impact on the Company's statements of income and condition.

In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of this ASU are effective for the Company's reporting period ending March 31, 2011. As of December 31, 2010, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU is not expected to have a material impact on the Company's statements of income and condition.

In January 2011, the FASB issued ASU No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the Allowance for the period ending March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is expected to be effective for interim and annual periods ending after June 15, 2011. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company's statements of income and condition.

Note 2.        Restrictions on Cash and Noninterest-Bearing Deposits

The FRB requires bank subsidiaries to maintain minimum average reserve balances based on the amount of deposits held. The Bank's average required reserve balance was $53.8 million and $42.7 million as of December 31, 2010 and 2009, respectively.

Note 3.        Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities as of December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$536,770	$19,131	$(45)	$555,856
Debt Securities Issued by States and Political Subdivisions	113,715	1,477	(1,583)	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	500	5	–	505
Mortgage-Backed Securities Issued by
Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	–	113,876

Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904

Total	$6,457,151	$109,238	$(32,515)	$6,533,874

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$47,368	$2,959	$–	$50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	–	83,701

Total	$127,249	$6,779	$–	$134,028

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$711,223	$11,248	$(1,679)	$720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	–	792
Mortgage-Backed Securities Issued by
Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447

Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134

Total	$5,289,757	$62,856	$(21,779)	$5,330,834

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$59,542	$1,879	$–	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	–	125,247

Total	$181,018	$5,650	$–	$186,668

December 31, 2008
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$3,562	$50	$(51)	$3,561
Debt Securities Issued by States and Political Subdivisions	47,033	1,028	(61)	48,000
Debt Securities Issued by U.S. Government-Sponsored Enterprises	232,269	973	(215)	233,027
Mortgage-Backed Securities Issued by
Government Agencies	421,030	8,952	(852)	429,130
U.S. Government-Sponsored Enterprises	1,520,539	28,972	(335)	1,549,176
Private-Label Mortgage-Backed Securities	301,453	59	(45,199)	256,313

Total Mortgage-Backed Securities	2,243,022	37,983	(46,386)	2,234,619

Other Debt Securities	34	–	(2)	32

Total	$2,525,920	$40,034	$(46,715)	$2,519,239

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$71,907	$1,463	$–	$73,370
U.S. Government-Sponsored Enterprises	167,728	1,735	(658)	168,805

Total	$239,635	$3,198	$(658)	$242,175

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2010. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale:
Due in One Year or Less	$172,177	$640	$–	$172,817
Due After One Year Through Five Years	177,189	3,151	(173)	180,167
Due After Five Years Through Ten Years	131,787	5,255	(1,009)	136,033
Due After Ten Years	169,832	11,567	(446)	180,953

	650,985	20,613	(1,628)	669,970
Mortgage-Backed Securities Issued by
Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	–	113,876

Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904

Total	$6,457,151	$109,238	$(32,515)	$6,533,874

Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$47,368	$2,959	$–	$50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	–	83,701

Total	$127,249	$6,779	$–	$134,028

Investment securities with carrying values of $3.2 billion, $2.7 billion, and $2.0 billion as of December 31, 2010, 2009, and 2008, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase. As of December 31, 2010, 2009, and 2008, the Company did not pledge any investment securities where the secured party had the right to sell or repledge the collateral.

Gross gains and losses from the sales of investment securities for the years ended December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	2010	2009	2008

Gross Gains on Sales of Investment Securities	$42,867	$37,541	$549
Gross Losses on Sales of Investment Securities	(19)	(11,771)	(17)

Net Gains on Sales of Investment Securities	$42,848	$25,770	$532

The Company's investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,366	$(36)	$1,204	$(9)	$2,570	$(45)
Debt Securities Issued by States and Political Subdivisions	67,754	(1,583)	–	–	67,754	(1,583)
Mortgage-Backed Securities Issued by Government Agencies	1,662,897	(30,887)	–	–	1,662,897	(30,887)

Total	$1,732,017	$(32,506)	$1,204	$(9)	$1,733,221	$(32,515)

December 31, 2009
Debt Securities Issued by the U.S. Treasury and Government Agencies	$347,324	$(1,656)	$1,703	$(23)	$349,027	$(1,679)
Debt Securities Issued by States and Political Subdivisions	878	(5)	322	(12)	1,200	(17)
Mortgage-Backed Securities Issued by Government Agencies	2,171,588	(20,029)	–	–	2,171,588	(20,029)
U.S. Government-Sponsored Enterprises	8,982	(54)	–	–	8,982	(54)

Total Mortgage-Backed Securities	2,180,570	(20,083)	–	–	2,180,570	(20,083)

Total	$2,528,772	$(21,744)	$2,025	$(35)	$2,530,797	$(21,779)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2010, which was comprised of 94 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of December 31, 2010, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association.

Substantially all of the Company's interest income on investment securities for the years ended December 31, 2010, 2009, and 2008, was comprised of taxable interest income. Income tax expense related to the Company's net realized gains on the sales of investment securities was $16.7 million, $10.1 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Net unrealized gains on the Company's available-for-sale investment securities, net of tax, was $46.5 million and $26.3 million as of December 31, 2010 and 2009, respectively, and was recorded as a component of accumulated other comprehensive income. Net unrealized losses on the Company's available-for-sale investment securities, net of tax, was $4.3 million as of December 31, 2008 and was recorded as a component of accumulated other comprehensive loss.

Note 4.        Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2010	2009	2008	2007	2006

Commercial
Commercial and Industrial	$772,624	$795,167	$1,053,781	$1,054,355	$1,093,392
Commercial Mortgage	863,385	841,431	740,779	634,483	611,334
Construction	80,325	108,395	153,952	208,670	249,263
Lease Financing	334,997	412,933	468,140	481,882	508,997

Total Commercial	2,051,331	2,157,926	2,416,652	2,379,390	2,462,986

Consumer
Residential Mortgage	2,094,189	2,190,677	2,461,824	2,486,284	2,487,123
Home Equity	807,479	921,571	1,033,221	994,972	950,860
Automobile	209,008	283,937	369,789	443,011	429,149
Other [1]	173,785	205,674	248,747	277,204	293,049

Total Consumer	3,284,461	3,601,859	4,113,581	4,201,471	4,160,181

Total Loans and Leases	$5,335,792	$5,759,785	$6,530,233	$6,580,861	$6,623,167

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $106.1 million and $145.9 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, commercial and residential mortgage loans of $1.1 billion and $466.4 million, respectively, were pledged to secure an undrawn FRB line of credit.

As of December 31, 2010 and 2009, residential mortgage loans of approximately $1.2 billion and $2.0 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. The Company had no FHLB advances outstanding as of December 31, 2010. As of December 31, 2009, FHLB advances were $50.0 million.

Net losses related to the sales of residential mortgage loans, recorded as a component of mortgage banking income, were $1.1 million for the year ended December 31, 2010. Net gains related to the sales of residential mortgage loans were $2.5 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.

Net gains on the sales of commercial loans were not material for the years ended December 31, 2010 and 2009. There were no sales of commercial loans for the year ended December 31, 2008.

Leveraged Leases

The Company's net investment in leveraged leases was comprised of the following as of December 31, 2010 and 2009:

(dollars in thousands)	2010	2009

Rental Receivable (Net of Principal and Interest on Non-Recourse Debt)	$60,089	$67,163
Estimated Residual Value of Leased Assets	168,799	273,685
Less: Unearned and Deferred Income	(63,288)	(95,689)

Investment in Leveraged Leases	165,600	245,159
Less: Deferred Income Taxes Arising from Leveraged Leases	(96,150)	(124,314)

Net Investment in Leveraged Leases	$69,450	$120,845

The Company is the lessor in various leveraged lease agreements under which airplanes, rail cars, and watercraft, are leased with estimated remaining economic lives ranging from five to 20 years. These leveraged lease agreements have remaining terms up to 18 years. The Company's equity investment typically represents between 20% and 30% of the purchase price, with the remaining percentage being provided by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the asset. The residual value of the leased asset is estimated at the beginning of the leveraged lease agreement, based on appraisals and other methods, and is reviewed at least annually for impairment. At the end of the lease term, the asset is returned to the Company. Generally, for federal income tax purposes, the Company receives the benefit of income tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of a leveraged lease, income tax deductions exceed lease rental income, resulting in reduced income taxes payable. In the later years of a leveraged lease, lease rental income will exceed income tax deductions, resulting in increased income taxes payable. Deferred income taxes are provided for this timing difference. The Company's investment in leveraged leases was $165.6 million and $245.2 million as of December 31, 2010 and 2009, respectively, and is reflected as a component of commercial lease financing.

Allowance for Loan and Lease Losses

The Company's Allowance activity was comprised of the following for the years ended December 31:

(dollars in thousands)	2010	2009	2008

Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$143,658	$123,498	$90,998
Loans and Leases Charged-Off	(69,878)	(96,741)	(35,348)
Recoveries on Loans and Leases Previously Charged-Off	18,291	9,023	7,333

Net Loans and Leases Charged-Off	(51,587)	(87,718)	(28,015)
Provision for Credit Losses	55,287	107,878	60,515

Balance at End of Period	$147,358	$143,658	$123,498

The following presents by portfolio segment, the activity in the Allowance for the year ended December 31, 2010. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans and leases as of December 31, 2010.

(dollars in thousands)	Commercial	Consumer	Total

For the Year Ended December 31, 2010
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$82,307	$61,351	$143,658
Loans and Leases Charged-Off	(25,947)	(43,931)	(69,878)
Recoveries on Loans and Leases Previously Charged-Off	9,629	8,662	18,291

Net Loans and Leases Charged-Off	(16,318)	(35,269)	(51,587)
Provision for Credit Losses	14,988	40,299	55,287

Balance at End of Period	$80,977	$66,381	$147,358

As of December 31, 2010
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$–	$2,919	$2,919
Collectively Evaluated for Impairment	80,977	63,462	144,439

Total	$80,977	$66,381	$147,358

Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$4,941	$21,058	$25,999
Collectively Evaluated for Impairment	2,046,390	3,263,403	5,309,793

Total	$2,051,331	$3,284,461	$5,335,792

During the year ended December 31, 2010, the Company made changes to the charge-off policy related to home equity loans in the consumer portfolio segment in response to lower property values. The primary change in the Company's policy was to charge-off the entire outstanding balance on home equity loans that were behind another financial institutions' first lien position during the month that these loans became 120 days past due as to principal or interest. For the year ended December 31, 2010, the change in policy had the effect of increasing charge-offs in home equity loans in the Company's consumer portfolio segment by approximately $6.2 million.

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Company's credit quality indicators:

Pass:	Loans and leases in all classes that comprise the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan or lease agreement. Management believes that there is a low likelihood of loss related to those loans and leases that are considered pass.
Special Mention:
Loans and leases in the classes that comprise the commercial portfolio segment that have potential weaknesses that deserve management's close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. The special mention credit quality indicator is not used for classes of loans and leases that comprise the consumer portfolio segment. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.
Classified:
Loans and leases in the classes that comprise the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans and leases are also those in the classes that comprise the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage and home equity loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection and the current loan-to-value ratio is 60% or less. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of up to six months. Following a period of demonstrated performance in accordance with contractual terms, the loan may be removed from classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans and leases are not corrected in a timely manner.

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2010.

	As of December 31, 2010
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial

Pass	$720,618	$775,938	$61,598	$305,967	$1,864,121
Special Mention	18,096	32,055	1,975	26,767	78,893
Classified	33,910	55,392	16,752	2,263	108,317

Total	$772,624	$863,385	$80,325	$334,997	$2,051,331

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer

Pass	$2,059,012	$804,158	$208,598	$172,762	$3,244,530
Classified	35,177	3,321	410	1,023	39,931

Total	$2,094,189	$807,479	$209,008	$173,785	$3,284,461

Total Recorded Investment in Loans and Leases					$5,335,792

1
Comprised of other revolving credit, installment, and lease financing.

Aging Analysis and Accruing Loans and Leases Past Due 90 Days or More

The following presents by class, an aging analysis and the recorded investment in loans and leases past due 90 days or more and still accruing interest as of December 31, 2010.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Recorded Investment in Loans and Leases	Accruing Loans and Leases Past Due 90 Days or More

As of December 31, 2010
Commercial
Commercial and Industrial	$1,807	$1,384	$36	$3,227	$769,397	$772,624	$–
Commercial Mortgage	2,100	1,088	–	3,188	860,197	863,385	–
Construction	–	–	288	288	80,037	80,325	–
Lease Financing	82	–	–	82	334,915	334,997	–

Total Commercial	3,989	2,472	324	6,785	2,044,546	2,051,331	–

Consumer
Residential Mortgage	8,425	10,371	24,298	43,094	2,051,095	2,094,189	5,399
Home Equity	4,369	2,448	2,129	8,946	798,533	807,479	1,067
Automobile	6,046	1,004	410	7,460	201,548	209,008	410
Other [1]	1,962	1,145	707	3,814	169,971	173,785	707

Total Consumer	20,802	14,968	27,544	63,314	3,221,147	3,284,461	7,583

Total	$24,791	$17,440	$27,868	$70,099	$5,265,693	$5,335,792	$7,583

1
Comprised of other revolving credit, installment, and lease financing.

Generally, non-accrual loans and leases that are performing in accordance with contractual terms will be classified as current. Such loans and leases may be on non-accrual status due to identified weaknesses that jeopardize the orderly repayment of the loan or lease.

Impaired Loans

The following presents by class, information related to impaired loans as of and for the year ended December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized

As of and For the Year Ended December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,564	$5,414	$–	$1,829	$–
Commercial Mortgage	3,377	4,777	–	2,758	–
Construction	–	–	–	4,700	–

Total Commercial	4,941	10,191	–	9,287	–

Total Impaired Loans with No Related Allowance Recorded	$4,941	$10,191	$–	$9,287	$–

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,156	$5,156	$927	$6,548	$250
Commercial Mortgage	442	1,215	99	520	17
Construction	288	288	65	723	–

Total Commercial	5,886	6,659	1,091	7,791	267

Consumer
Residential Mortgage	21,058	21,058	2,919	11,293	156
Home Equity	21	21	1	4	–
Automobile	5,845	5,845	137	5,038	396
Other [1]	282	282	22	173	7

Total Consumer	27,206	27,206	3,079	16,508	559

Total Impaired Loans with an Allowance Recorded	$33,092	$33,865	$4,170	$24,299	$826

Impaired Loans:
Commercial	$10,827	$16,850	$1,091	$17,078	$267
Consumer	27,206	27,206	3,079	16,508	559

Total Impaired Loans	$38,033	$44,056	$4,170	$33,586	$826

1
Comprised of other revolving credit and installment financing.

As of December 31, 2010, there were no impaired consumer loans without a related Allowance recorded. For the year ended December 31, 2010, the amount of interest income recognized by the Company within that period that the loans were impaired were primarily related to loans modified in a TDR that remained on accrual status. For the year ended December 31, 2010, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Non-Accrual Loans and Leases

The following presents by class, the recorded investment in loans and leases on non-accrual status as of December 31, 2010.

(dollars in thousands)	December 31, 2010

Commercial
Commercial and Industrial	$1,642
Commercial Mortgage	3,503
Construction	288
Lease Financing	19

Total Commercial	5,452

Consumer
Residential Mortgage	28,152
Home Equity	2,254

Total Consumer	30,406

Total	$35,858

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2010 and 2009, related party loan balances were $10.4 million and $14.1 million, respectively.

Note 5.        Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $3.2 billion, $3.1 billion, and $2.7 billion as of December 31, 2010, 2009, and 2008, respectively. Generally, the Company's residential mortgage loans sold to third parties is sold on a non-recourse basis. The Company's mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $8.5 million, $7.6 million, and $6.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Servicing income is recorded as a component of mortgage banking income in the Company's Consolidated Statements of Income. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2010, 2009, and 2008, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2010	2009	2008

Balance at Beginning of Year	$15,332	$19,553	$27,588
Servicing Rights that Resulted From Asset Transfers	–	–	3,717
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(2,546)	43	(9,331)
Due to Paydowns and Other [2]	(2,560)	(4,264)	(2,421)

Total Changes in Fair Value of Mortgage Servicing Rights	(5,106)	(4,221)	(11,752)

Balance at End of Year	$10,226	$15,332	$19,553

1
Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2
Principally represents changes due to loan payoffs.

For the years ended December 31, 2010, 2009, and 2008, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

(dollars in thousands)	2010	2009	2008 [1]

Balance at Beginning of Year	$10,638	$1,796	$–
Servicing Rights that Resulted From Asset Transfers	6,086	9,628	1,843
Amortization	(1,571)	(786)	(47)

Balance at End of Year	$15,153	$10,638	$1,796

Valuation Allowance:
Balance at Beginning of Year	$–	$292	$–
Provision (Recoveries)	–	(292)	292

Balance at End of Year	$–	$–	$292

Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$15,153	$10,638	$1,504

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Year	$14,853	$1,504	$–
End of Year	$20,340	$14,853	$1,504
1
The Company established a new class of mortgage servicing rights, to be accounted for under the amortization method, beginning with servicing rights recognized on or after July 1, 2008.

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2010 and 2009 were as follows:

	2010	2009

Weighted-Average Constant Prepayment Rate [1]	13.71%	14.45%
Weighted-Average Life (in years)	5.90	5.55
Weighted-Average Note Rate	5.02%	5.27%
Weighted-Average Discount Rate [2]	7.29%	8.00%
1
Represents annualized loan repayment rate assumption.

2
Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, was slightly lower than the national average for the year ended December 31, 2010, and approximated the national average for the year ended December 31, 2009.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2010 and 2009 is presented in the following table.

(dollars in thousands)	2010	2009

Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(338)	$(315)
Decrease in fair value from 50 bps adverse change	(671)	(624)
Discount Rate
Decrease in fair value from 25 bps adverse change	(421)	(385)
Decrease in fair value from 50 bps adverse change	(830)	(755)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.        Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2010 and 2009 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2010
Premises	$299,664	$(208,531)	$91,133
Equipment	151,845	(136,058)	15,787
Capital Leases	4,464	(3,214)	1,250

Total	$455,973	$(347,803)	$108,170

December 31, 2009
Premises	$294,093	$(200,367)	$93,726
Equipment	161,265	(145,443)	15,822
Capital Leases	4,464	(3,036)	1,428

Total	$459,822	$(348,846)	$110,976

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $13.4 million, $13.5 million, and $14.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 7.        Other Assets

The components of the Company's other assets as of December 31, 2010 and 2009 were as follows:

(dollars in thousands)	2010	2009

Bank-Owned Life Insurance	$207,843	$202,649
Federal Home Loan Bank and Federal Reserve Bank Stock	79,871	79,758
Prepaid Expenses	38,558	49,789
Low-Income Housing and Other Equity Investments	31,995	27,814
Derivative Financial Instruments	30,891	20,696
Federal and State Tax Deposits	22,341	82,500
Accounts Receivable	11,761	13,821
Other	20,277	19,895

Total	$443,537	$496,922

Note 8.        Deposits

Time Deposits

As of December 31, 2010 and 2009, the Company's total time deposits were $1.0 billion and $1.1 billion, respectively. As of December 31, 2010, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

2011	$744,273
2012	181,574
2013	67,591
2014	15,607
2015	11,578
Thereafter	22,048

Total	$1,042,671

The amount of time deposits with balances of $100,000 or more was $635.6 million and $662.8 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

Three Months or Less	$251,859
Over Three Months through Six Months	97,027
Over Six Months through Twelve Months	164,075
Over Twelve Months	122,681

Total	$635,642

Public Deposits

As of December 31, 2010 and 2009, deposits of governmental entities of $467.2 million and $259.6 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.        Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	2010	2009	2008

Funds Purchased
Amounts Outstanding as of End of Year	$9,478	$8,888	$15,734
Average Amount Outstanding During Year	16,284	13,624	90,945
Maximum Amount Outstanding at Any Month End	77,832	33,888	255,900
Weighted Average Interest Rate During Year	0.18%	0.16%	1.74%
Weighted Average Interest Rate End of Year	0.22%	0.21%	0.09%
Securities Sold Under Agreements to Repurchase [1]
Amounts Outstanding as of End of Year	$1,301,084	$943,717	$353,835
Average Amount Outstanding During Year	1,052,558	581,998	428,225
Maximum Amount Outstanding at Any Month End	1,406,393	1,124,794	581,962
Weighted Average Interest Rate During Year	0.10%	0.31%	2.75%
Weighted Average Interest Rate End of Year	0.09%	0.15%	1.37%
1
Excludes long-term securities sold under agreements to repurchase with private institutions of $600.0 million as of December 31, 2010, and $675.0 million as of December 31, 2009 and 2008.

Funds purchased generally mature on the next business day following the date of purchase.

As of December 31, 2010, the contractual maturities of the Company's total securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount

Overnight	$–
2 to 30 Days	695,422
31 to 90 Days	362,535
Over 90 Days	843,127

Total	$1,901,084

The Company's total securities sold under agreements to repurchase were $1.9 billion, $1.6 billion, and $1.0 billion as of December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, total securities sold under agreements to repurchase placed with private institutions were $600.0 million, of which $75.0 million were indexed to the London Interbank Offered Rate ("LIBOR") and $525.0 million were at fixed interest rates. As of December 31, 2010, the remaining terms of agreements with private institutions ranged from five to 11 years. However, the private institutions have the right to terminate the agreements on predetermined dates. If the agreements with private institutions, which are indexed to LIBOR, are not terminated by the predetermined dates, interest rates on the agreements become fixed at 4.50%, for the remaining term of the respective agreements. As of December 31, 2010, the weighted average interest rate for the Company's agreements with private institutions was 4.10%.

As of December 31, 2010, the weighted average maturity was 58 days for the Company's securities sold under agreements to repurchase with government entities and 6.71 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions' right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 1.61 years.

Short-term borrowings were $6.2 million, $6.9 million, and $4.9 million as of December 31, 2010, 2009, and 2008, respectively, and primarily consisted of treasury tax and loan balances, which represent tax payments collected on behalf of the U.S. Government, callable at any time and typically bears market interest rates. However, due to the low interest rate environment, no interest has been charged on these borrowings since 2008.

Note 10.        Long-Term Debt

The Company's long-term debt as of December 31, 2010 and 2009 were as follows:

(dollars in thousands)	2010	2009

Non-Recourse Debt	$23,707	$31,338
Capital Lease Obligations	8,945	8,979
Federal Home Loan Bank Advances	–	50,000

Total	$32,652	$90,317

In May 2009, the Company replaced an existing leveraged lease with a direct financing lease with a sub-lessee to the leveraged lease transaction. As a result of this transaction, the Company recognized $32.4 million in non-recourse debt on the Consolidated Statements of Condition, which was previously not recognized as an obligation of the Company under leveraged lease accounting treatment. The stated interest rate on the non-recourse debt is fixed at 6.3% with maturity in June 2021.

Capital lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.7 million per year through December 2012 and are negotiable thereafter.

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2010, the Company pledged residential mortgage loans of approximately $1.2 billion under a blanket pledge arrangement with the FHLB to secure an undrawn line of credit of approximately $1.0 billion. The Bank is required to hold FHLB stock as a condition of membership. As of December 31, 2010 and 2009, the Bank held $61.3 million of FHLB stock which is recorded as a component of other assets. The stated interest rate on the FHLB advances held on December 31, 2009 was fixed at 4.0% until the Bank repaid this advance in June 2010.

As of December 31, 2010, the Company also had an undrawn line of credit with the FRB of $761.6 million. Commercial and residential mortgage loans of $1.1 billion were pledged to secure this undrawn line of credit with the FRB as of December 31, 2010.

As of December 31, 2010, the annual maturities of the Company's long-term debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount

2011	$1,920
2012	2,602
2013	2,779
2014	2,968
2015	3,169
Thereafter	10,269

Total	$23,707

Note 11.        Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2010 and 2009:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company [1]	Bank [2]

As of December 31, 2010:
Shareholders' Equity		$1,011,133	$901,141
Tier 1 Capital		928,158	832,295
Total Capital		992,722	896,770
Tier 1 Capital Ratio	6%	18.28%	16.42%
Total Capital Ratio	10%	19.55%	17.69%
Tier 1 Leverage Ratio	5%	7.15%	6.46%
As of December 31, 2009:
Shareholders' Equity		$895,973	$804,753
Tier 1 Capital		832,491	755,400
Total Capital		903,400	826,206
Tier 1 Capital Ratio	6%	14.84%	13.50%
Total Capital Ratio	10%	16.11%	14.77%
Tier 1 Leverage Ratio	5%	6.76%	6.17%
1
Tier 1 Capital Ratio, Total Capital Ratio, and Tier 1 Leverage Ratio as of December 31, 2009 were revised from 14.88%, 16.15%, and 6.78%, respectively.

2
Tier 1 Capital Ratio, Total Capital Ratio, and Tier 1 Leverage Ratio as of December 31, 2009 were revised from 13.52%, 14.79%, and 6.18%, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders' equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on available-for-sale investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly average total assets.

As of December 31, 2010, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2010 that management believes have changed the Company or the Bank's capital ratings.

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

Common Stock Repurchase Program

The Company has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. The Parent resumed share repurchases in July 2010. Through December 31, 2010, the Company repurchased 0.5 million shares of common stock at an average cost per share of $46.06 and a total cost of $21.5 million. The Parent made no repurchases under the stock repurchase program for the year ended December 31, 2009 and repurchased 1.2 million shares for the year ended December 31, 2008. From the beginning of the stock repurchase program in July 2001 through December 31, 2010, the Parent repurchased a total of 46.0 million shares of common stock and returned a total of $1.6 billion to its shareholders at an average cost of $35.55 per share. Remaining buyback authority under the common stock repurchase program was $63.9 million as of December 31, 2010. From January 1, 2011 through February 14, 2011, the Parent repurchased an additional 176,500 shares of common stock at an average cost of $47.07 per share for a total of $8.3 million. Remaining buyback authority under the common stock repurchase program was $55.6 million as of February 14, 2011. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders' equity were as follows:

(dollars in thousands)	Prior Service Credit and Net Actuarial Gains (Losses) Related to Postretirement Plan	Net Actuarial Gains (Losses) Related to Pension Plans	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2007	$8,647	$(12,350)	$(1,388)	$(5,091)
Net change	(1,568)	(19,340)	(2,889)	(23,797)

Balance, December 31, 2008	7,079	(31,690)	(4,277)	(28,888)
Net change	(1,435)	6,681	30,567	35,813

Balance, December 31, 2009	5,644	(25,009)	26,290	6,925
Net change	(3,047)	2,856	20,231	20,040

Balance, December 31, 2010	$2,597	$(22,153)	$46,521	$26,965

The following table presents the change in accumulated other comprehensive income (loss), net of tax, related to each component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

December 31, 2010:
Net Income	$260,215	$76,273	$183,942
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities Available-for-Sale	78,494	33,941	44,553
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(42,848)	(18,526)	(24,322)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	35,646	15,415	20,231
Settlement Gain Related to Defined Benefit Plan	(951)	(343)	(608)
Net Losses Related to Defined Benefit Plans	(1,055)	(1,472)	417

Change in Accumulated Other Comprehensive Income (Loss)	33,640	13,600	20,040

Total Comprehensive Income	$293,855	$89,873	$203,982

December 31, 2009:
Net Income	$222,240	$78,207	$144,033
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities Available-for-Sale	73,528	26,470	47,058
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(25,770)	(9,279)	(16,491)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	47,758	17,191	30,567
Net Gains Related to Defined Benefit Plans	8,197	2,951	5,246

Change in Accumulated Other Comprehensive Income (Loss)	55,955	20,142	35,813

Total Comprehensive Income	$278,195	$98,349	$179,846

December 31, 2008:
Net Income	$269,601	$77,388	$192,213
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities Available-for-Sale	(3,979)	(1,431)	(2,548)
Reclassification of Net Gains on Investment Securities Available-for-Sale Included in Net Income	(532)	(191)	(341)

Change in Unrealized Gains and Losses on Investment Securities Available-for-Sale	(4,511)	(1,622)	(2,889)
Net Losses Related to Defined Benefit Plans	(32,669)	(11,761)	(20,908)

Change in Accumulated Other Comprehensive Income (Loss)	(37,180)	(13,383)	(23,797)

Total Comprehensive Income	$232,421	$64,005	$168,416

Note 12.        Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive shares outstanding for the years ended December 31, 2010, 2009, and 2008:

	Weighted Average Shares
	2010	2009	2008

Denominator for Basic Earnings Per Share	48,055,025	47,702,500	47,674,000
Dilutive Effect of Stock Options	279,371	273,703	472,129
Dilutive Effect of Restricted Stock	21,569	33,074	54,521

Denominator for Diluted Earnings Per Share	48,355,965	48,009,277	48,200,650

Antidilutive Shares Outstanding	224,372	401,308	250,405

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. Retail Banking also offers retail life insurance products to its small business customers. Products and services from Retail Banking are delivered to customers through 70 Hawaii branch locations, 502 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products. Commercial lending and deposit products are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii. Commercial Banking also includes international banking and operations at the Bank's 12 branches in the Pacific Islands and also provides merchant services to its small business customers.

Investment Services

Investment Services includes private banking, trust services, investment management, and institutional investment advisory services. A significant portion of this segment's income is derived from fees, which are generally based on the market values of assets under management. The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios and creates investment products. Institutional client services offer investment advice to corporations, government entities, and foundations. This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

Treasury

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign exchange business. This segment's assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short- and long-term borrowings. The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, and foreign exchange income related to customer driven currency requests from merchants and island visitors. The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide-range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the years ended December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total

Year Ended December 31, 2010
Net Interest Income	$188,700	$147,014	$16,567	$54,199	$406,480
Provision for Credit Losses	38,377	17,085	(129)	(46)	55,287

Net Interest Income After Provision for Credit Losses	150,323	129,929	16,696	54,245	351,193
Noninterest Income	100,859	41,304	59,948	53,147	255,258
Noninterest Expense	(175,621)	(96,225)	(58,467)	(15,923)	(346,236)

Income Before Provision for Income Taxes	75,561	75,008	18,177	91,469	260,215
Provision for Income Taxes	(27,958)	(22,272)	(6,726)	(19,317)	(76,273)

Net Income	$47,603	$52,736	$11,451	$72,152	$183,942

Total Assets as of December 31, 2010	$3,077,795	$2,244,883	$196,466	$7,607,643	$13,126,787

Year Ended December 31, 2009
Net Interest Income	$215,476	$161,353	$16,942	$18,563	$412,334
Provision for Credit Losses	56,807	49,308	2,073	(310)	107,878

Net Interest Income After Provision for Credit Losses	158,669	112,045	14,869	18,873	304,456
Noninterest Income	103,048	68,098	57,732	38,930	267,808
Noninterest Expense	(173,969)	(104,182)	(64,085)	(7,788)	(350,024)

Income Before Provision for Income Taxes	87,748	75,961	8,516	50,015	222,240
Provision for Income Taxes	(32,548)	(30,671)	(3,151)	(11,837)	(78,207)

Net Income	$55,200	$45,290	$5,365	$38,178	$144,033

Total Assets as of December 31, 2009	$3,340,790	$2,464,157	$212,145	$6,397,735	$12,414,827

Year Ended December 31, 2008
Net Interest Income	$245,888	$149,169	$15,643	$8,077	$418,777
Provision for Credit Losses	27,347	32,915	1,088	(835)	60,515

Net Interest Income After Provision for Credit Losses	218,541	116,254	14,555	8,912	358,262
Noninterest Income	97,076	68,243	69,452	23,342	258,113
Noninterest Expense	(168,188)	(101,266)	(64,917)	(12,403)	(346,774)

Income Before Provision for Income Taxes	147,429	83,231	19,090	19,851	269,601
Provision for Income Taxes	(54,591)	(31,973)	(7,063)	16,239	(77,388)

Net Income	$92,838	$51,258	$12,027	$36,090	$192,213

Total Assets as of December 31, 2008	$3,990,397	$2,732,091	$278,748	$3,762,239	$10,763,475

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service ("IRS") limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense for all components of the Company's defined contribution plans was $11.7 million, $11.2 million, and $12.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Defined Benefit Plans

The Company has two defined benefit plans (the "Pension Plans"). In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan (the "Retirement Plan") and the excess retirement plan (the "Excess Plan"), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Beginning January 1, 2001, the Pension Plans no longer provided for compensation increases in the determination of benefits. The projected benefit obligation is equal to the accumulated benefit obligation due to the frozen status of the plans.

The assets of the Retirement Plan primarily consist of equity and fixed income mutual funds.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $4.8 million and $5.0 million as of December 31, 2010 and 2009, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company's benefit plans, but pay for their full insurance premiums. Participants who retire on or after January 1, 2008, who have medical or dental coverage under the Company's plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company's benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retire on or after January 1, 2008 who meet certain age and/or years of service requirements are eligible for the Health Reimbursement Account ("HRA") program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2010 and 2009, the Company had no segregated assets to provide for postretirement benefits.

The Company settled the retiree life insurance portion of the postretirement benefit obligation in December 2010. The settlement reduced the net periodic benefit cost for the year ended December 31, 2010 by $1.0 million.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's Consolidated Statements of Condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2010 and 2009.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2010	2009	2010	2009

Benefit Obligation at Beginning of Year	$88,625	$84,192	$29,975	$27,430
Service Cost	–	–	460	444
Interest Cost	5,226	5,177	1,769	1,707
Actuarial Losses	3,048	3,054	3,154	1,609
Employer Benefits Paid [1]	(3,837)	(3,798)	(1,772)	(1,215)
Settlement Paid	–	–	(7,928)	–

Benefit Obligation at End of Year	$93,062	$88,625	$25,658	$29,975

Fair Value of Plan Assets at Beginning of Year	$81,234	$56,862	$–	$–
Actual Return on Plan Assets	9,115	16,195	–	–
Employer Contributions	1,448	11,975	9,700	1,215
Employer Benefits Paid [1]	(3,837)	(3,798)	(1,772)	(1,215)
Settlement Paid	–	–	(7,928)	–

Fair Value of Plan Assets at End of Year	$87,960	$81,234	$–	$–

Funded Status at End of Year [2]	$(5,102)	$(7,391)	$(25,658)	$(29,975)

1
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $1.1 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively.

2
Amounts are recognized in Retirement Benefits Payable in the Consolidated Statements of Condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income (loss) for the Pension Plans and postretirement benefit plan as of December 31, 2010 and 2009.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2010	2009	2010	2009

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(22,153)	$(25,009)	$1,565	$4,418
Prior Service Credit	–	–	1,032	1,226

Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(22,153)	$(25,009)	$2,597	$5,644

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2010, 2009, and 2008.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2010	2009	2008	2010	2009	2008

Service Cost	$–	$–	$–	$460	$444	$438
Interest Cost	5,226	5,177	5,165	1,769	1,707	1,648
Expected Return on Plan Assets	(6,526)	(5,672)	(6,271)	–	–	–
Amortization of:
Prior Service Credit [1]	–	–	–	(213)	(213)	(213)
Net Actuarial Losses (Gains) [1]	2,988	2,970	985	(217)	(420)	(680)
Settlement Gain [1]	–	–	–	(951)	–	–

Net Periodic Benefit Cost	$1,688	$2,475	$(121)	$848	$1,518	$1,193

1
Represents reclassification adjustments from accumulated other comprehensive income (loss) during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income (loss) into net period benefit cost for the year ending December 31, 2011 is $3.3 million. The estimated net gain and prior service credit related to the Company's postretirement plan that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ending December 31, 2011 is $0.2 million.

Assumptions used to determine the benefit obligations as of December 31, 2010 and 2009 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2010	2009	2010	2009

Weighted Average Assumptions as of December 31:
Discount Rate	5.75%	6.00%	5.75%	6.00%
Health Care Cost Trend Rate Assumed For Next Year	–	–	8.50%	9.00%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 5% in 2018.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Pension Benefits			Postretirement Benefits

	2010	2009	2008	2010	2009	2008

Weighted Average Assumptions as of December 31:
Discount Rate	6.00%	6.25%	6.85%	6.00%	6.25%	6.85%
Expected Long-Term Rate of Return on Plan Assets	8.00%	8.00%	8.50%	–	–	–
Health Care Cost Trend Rate	–	–	–	9.00%	10.00%	7.50%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2010 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost	$91	$(74)
Effect on the Postretirement Benefit Obligation	1,579	(1,051)

The Company expects to contribute $0.5 million to the Pension Plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2011.

As of December 31, 2010, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2011	$4,591	$1,306
2012	4,932	1,478
2013	5,348	1,560
2014	5,925	1,642
2015	6,226	1,735
Years 2016-2020	34,653	9,917

Retirement Plan Assets

The Company's overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan's termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 45% S&P Index, 15% MSCI EAFE Index, and 40% Lehman Brothers Aggregate Bond Index.

Subject to liquidity requirements, the asset allocation guidelines are 40% to 80% for equity securities, 20% to 60% for fixed income securities, and zero to 20% for cash. Within the equity securities portfolio, the range for domestic securities is from 60% to 100% and the range for international securities is from 0% to 40%. All assets selected for the Retirement Plan must have a readily ascertainable market value and must be readily marketable.

Due to market fluctuations or cash flows, the allocation limits for each asset class may be breached by as much as plus or minus 5%. Such situations are acceptable on a temporary basis, but asset allocation is expected to conform to range limits within 90 days of such an occurrence.

The fair values of the Retirement Plan assets as of December 31, 2010 and 2009 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2010	Total as of Dec. 31, 2009

Cash	$1,297	$–	$–	$1,297	$1,007
Equity Security – Mutual Funds:
Large-Cap	18,600	–	–	18,600	19,240
Mid-Cap	3,152	–	–	3,152	6,286
Small-Cap	3,186	–	–	3,186	2,486
Mixed-Cap	6,421	–	–	6,421	7,368
International	12,003	–	–	12,003	9,962
Emerging Market	5,467	–	–	5,467	4,750
Equity Security – Common Stocks	–	–	–	–	5
Fixed Income – Mutual Funds	37,834	–	–	37,834	30,130

Total	$87,960	$–	$–	$87,960	$81,234

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.        Share-Based Compensation

The Company has share-based compensation plans for its employees and non-employee directors. Share-based compensation expense was $3.8 million, $3.6 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The related income tax benefit recognized by the Company was $1.6 million for the years ended December 31, 2010 and 2009, and $2.5 million for the year ended December 31, 2008.

The Company reports cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for restricted stock and stock options as financing cash flows. The Company reported tax benefits from share-based compensation of $3.0 million, $0.3 million, and $1.8 million as financing cash flows for the years ended December 31, 2010, 2009, and 2008, respectively.

There were no stock options granted for the years ended December 31, 2010, 2009, and 2008.

The Company reissues treasury stock to satisfy stock option exercises.

Director Stock Compensation Program

The Company has a Director Stock Compensation Program that allows for annual grants of shares of restricted common stock ("Restricted Shares") and/or stock options to each non-employee director. Generally, these grants vest after a specified future service period or, in each case, upon death or disability of the director or a change in control of the Company, if earlier. The total number of shares authorized for awards under the Director Stock Compensation Program was 471,900 as of December 31, 2010.

Restricted Shares granted after 2007 vest after one year and those granted in 2005 through 2007 vested after three years. Restricted Shares are generally not transferable.

Stock options granted in 2006 and 2005 vested ratably over three years. Stock options granted prior to 2005 were immediately exercisable and expire ten years from the date of grant. However, the shares received upon exercise of stock options granted prior to 2005 ("Option Shares") were generally restricted. The restriction period for both Restricted Shares granted prior to 2005 and Option Shares continued as long as the director remained a member of the Parent or Bank's Board of Directors. If an optionee ceased to serve as a director prior to the end of his or her term, for any reason other than death, disability or change in control of the Company, the Option Shares would be redeemed by the Company at the exercise price and any unexercised stock options and Restricted Shares would be forfeited.

In 2008, directors were given the opportunity to amend their outstanding Option Shares and outstanding awards of Restricted Shares granted prior to 2005 to become fully vested on November 1, 2008, if so elected. Directors were also given the opportunity to amend the terms of any stock options granted prior to 2005 and outstanding as of October 1, 2008 to provide for fully vested shares to be issued upon exercise of the options. Four Directors agreed to the proposed amendments. All stock options were exercisable as of December 31, 2009.

As of December 31, 2010, there were 164,671 stock options and 54,764 Restricted Shares (including Option Shares) outstanding under this program.

Employee Stock Option Plans

The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Awards under the employee stock option plans may include stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares authorized for awards under the 2004 Employee Stock Option Plan was 1.7 million shares as of December 31, 2010.

Stock Options

Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. All stock options were fully vested as of December 31, 2005. Stock option exercise prices were equal to the quoted market price of the Parent's common stock on the date of grant. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2010.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Stock Options Outstanding as of January 1, 2010	1,296,835	$32.93
Exercised	(382,117)	25.20
Expired	(1,100)	19.68

Stock Options Outstanding as of December 31, 2010	913,618	36.18	2.6	$10,878

Stock Options Vested and Exercisable as of December 31, 2010	913,618	36.18	2.6	10,878

The following table presents the intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on the exercise date) of stock options exercised, cash received from stock options exercised, the tax benefits realized for deductions related to stock options exercised, and the total fair value of stock options that vested during the years ended December 31, 2010, 2009, and 2008.

(dollars in thousands)	2010	2009	2008

Intrinsic Value of Stock Options Exercised	$9,507	$1,688	$6,717
Cash Received from Stock Options Exercised	9,628	2,736	7,073
Tax Benefits Realized for Deductions Related to Stock Options Exercised	2,983	278	1,524
Total Fair Value of Stock Options that Vested	–	96	162

Restricted Stock

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the Restricted Stock. Generally, Restricted Stock vests over periods ranging from one to four years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures. Restricted Stock is forfeited if an employee terminates prior to vesting.

As of December 31, 2010, unrecognized compensation cost related to unvested Restricted Stock was $3.2 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

For the years ended December 31, 2010, 2009, and 2008, the grant date fair value of restricted stock that vested during the year and the weighted average grant date fair value of restricted stock granted during the year were as follows:

	2010	2009	2008

Grant Date Fair Value of Restricted Stock That Vested During the Year (in thousands)	$4,303	$3,906	$5,756
Weighted Average Grant Date Fair Value of Restricted Stock Granted During the Year	52.70	N/A	51.34

The following table presents the activity for Restricted Stock for the year ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2009	123,034	$51.81
Granted	80,100	52.70
Vested	(83,197)	51.72
Forfeited	(1,356)	53.42

Unvested as of December 31, 2010	118,581	$52.46

Note 16.        Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	2010	2009	2008

Current:
Federal	$78,888	$102,175	$100,962
State	12,809	14,830	10,661
Foreign	3,231	2,358	2,625

Total Current	94,928	119,363	114,248

Deferred:
Federal	(19,102)	(35,959)	(35,193)
State	447	(5,197)	(1,667)

Total Deferred	(18,655)	(41,156)	(36,860)

Provision for Income Taxes	$76,273	$78,207	$77,388

The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly in consolidated shareholders' equity. The net tax charge (benefit) recorded directly to consolidated shareholders' equity was $10.8 million, $21.5 million, and $(15.4) million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2010 and 2009, significant components of the Company's deferred tax liabilities and assets were as follows:

(dollars in thousands)	2010	2009

Deferred Tax Liabilities:
Accrued Pension Cost	$(13,405)	$(13,924)
Federal Home Loan Bank Stock	(9,898)	(9,855)
Lease Transactions	(136,006)	(157,211)
Net Unrealized Gains on Investments Securities Available-for-Sale	(30,202)	(14,746)
Deferred Loan Fees	(2,327)	(2,847)
Originated Mortgage Servicing Rights	(7,289)	(7,147)
Other	(78)	(48)

Gross Deferred Tax Liabilities	(199,205)	(205,778)
Deferred Tax Assets:
Accelerated Depreciation	9,610	7,500
Allowance for Loan Losses	51,637	47,842
Minimum Pension Liability	12,709	10,862
Accrued Expenses	17,006	16,546
Postretirement Benefit Obligations	11,793	15,214
Capital Lease Expenses	3,031	2,961
Restricted Stock	1,599	2,148
Investment in Unincorporated Entities	11,327	10,763
Deductible State and Local Taxes	13,132	12,074
Other	5,877	4,536

Gross Deferred Tax Assets Before Valuation Allowance	137,721	130,446
Valuation Allowance	(7,359)	(9,737)

Gross Deferred Tax Assets After Valuation Allowance	130,362	120,709

Net Deferred Tax Liabilities	$(68,843)	$(85,069)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. As of December 31, 2010, retained earnings included approximately $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	4.42	3.09	4.59
Tax Reserve Adjustments	(6.58)	(0.81)	–
Leveraged Leases	(1.31)	(0.69)	(8.10)
Low-Income Housing Investments	(1.18)	0.27	(0.14)
Bank-Owned Life Insurance	(0.86)	(1.12)	(1.09)
Other	(0.18)	(0.55)	(1.56)

Effective Tax Rate	29.31%	35.19%	28.70%

Lease In-Lease Out ("LILO") and Sale In-Lease Out ("SILO") Transactions

During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a LILO transaction and five leveraged lease transactions known as SILO transactions.

In June 2007, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction. In August 2008, the IRS publicly released a general settlement initiative for identified participants, including the Company, in LILO and SILO transactions that would disallow 80% of previously claimed income tax deductions through December 31, 2007 but offered relief from penalties that might have otherwise been imposed. As the Company previously reached an agreement with the IRS as to the terms of the settlement of the issues related to the Company's LILO transaction, the general settlement initiative had no impact on the LILO transaction. In October 2008, the Company accepted the settlement initiative from the IRS related to the SILO transactions. In accordance with the terms of the settlement initiative, the Company considered December 31, 2008 to be the deemed termination date of the SILO transactions for income tax purposes. With the effective settlement of the SILO transactions at a disallowance percentage of less than its original estimate, the Company recalculated the total and periodic income from the SILO transactions from the inception of the lease through December 31, 2008. In September 2008, the Company recorded a net gain of $8.9 million, which was comprised of a $4.0 million decrease to lease financing interest income and a $12.9 million credit to the provision for income taxes, as a result of the change in the disallowance assumption. The Company signed a closing agreement with the IRS with respect to four of the five SILO transactions in February 2009. This resulted in a nominal adjustment to lease financing interest income and the provision for income taxes which was recorded in February 2009. The Company signed a closing agreement with the IRS with respect to the one remaining SILO transaction in December 2009. This resulted in the Company recording a $1.7 million credit to the provision for income taxes to adjust liability accounts in December 2009.

In June 2010, the Company signed a formal settlement agreement with the IRS related to tax years 1999 through 2006, which had been held open for the LILO and SILO transactions. In December 2010, the Company filed amended State of Hawaii income tax returns for 1998 - 2006, which included adjustments related to the formal settlement of the LILO and SILO transactions. Concurrently, the Company reduced current taxes payable by $61.1 million and recorded a corresponding decrease in Federal and State Tax Deposits, recorded as a component of Other Assets in the Statements of Condition. The Company also recorded a $7.7 million credit to the provision for income taxes for the release of related reserves. Management expects to settle interest due to the IRS and State of Hawaii related to the LILO and SILO transactions in 2011. The interest settlement will be made from the remaining $22.3 million in Federal and State Tax Deposits placed with the respective taxing authorities.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2010 and 2009:

(dollars in thousands)	2010	2009

Unrecognized Tax Benefits at Beginning of Year	$16,400	$16,850
Gross Increases, Related to Tax Positions Taken in a Prior Period	8,520	2,850
Gross Increases, Related to Current Period Tax Positions	300	–
Lapse of Statute of Limitations	(2,240)	(3,300)

Unrecognized Tax Benefits at End of Year	$22,980	$16,400

As of December 31, 2010 and 2009, all of the $23.0 million and $16.4 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2010.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2010, 2009, and 2008, the Company recorded a debit of $2.2 million, and net credits of $0.3 million and $5.8 million, respectively, for interest and penalties through the provision for income taxes. As of December 31, 2010 and 2009, the Company had accrued $5.2 million and $3.0 million, respectively, for the payment of possible interest and penalties.

The Company's federal income tax returns for 2007 through 2009 remain subject to examination by the IRS. The State of Hawaii is currently in the process of examining state income tax returns filed for 2003 through 2005. The Company's State of Hawaii income tax returns for 2003 through 2009 remain subject to examination by the taxing authorities.

Note 17.        Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2010 and 2009 were as follows:

	2010		2009
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest Rate Lock Commitments	$117,735	$(117)	$64,390	$(16)
Forward Commitments	109,578	2,959	58,895	1,118
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	247,816	25,982	249,832	18,373
Pay Fixed/Receive Variable Swaps	247,816	(26,197)	249,832	(18,537)
Foreign Exchange Contracts
Buy	35,022	220	13,646	(93)
Sell	25,770	(62)	17,272	(134)

The following table presents the Company's derivative financial instruments, their fair values, and balance sheet location as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives

Interest Rate Lock Commitments	$1,531	$1,648	$564	$580
Forward Commitments	3,114	155	1,123	5
Interest Rate Swap Agreements	25,982	26,197	18,834	18,998
Foreign Exchange Contracts	264	106	175	402

Total	$30,891	$28,106	$20,696	$19,985

1
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the Consolidated Statements of Condition.

The following table presents the Company's derivative financial instruments and the amount and location of the net gains recognized in the statements of income for the years ended December 31, 2010 and 2009:

	Location of Net Gains Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)
		2010	2009

Interest Rate Lock Commitments	Mortgage Banking	$15,007	$13,221
Forward Commitments	Mortgage Banking	1,227	1,746
Interest Rate Swap Agreements	Other Noninterest Income	282	1,093
Foreign Exchange Contracts	Other Noninterest Income	2,994	2,895

Total		$19,510	$18,955

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

Derivative financial instruments are required to be carried at their fair value on the Company's Consolidated Statements of Condition. As of December 31, 2010 and 2009, the Company did not designate any derivative financial instruments as accounting hedges. The Bank's free-standing derivative financial instruments have been recorded at fair value on the Company's Consolidated Statements of Condition. These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into interest rate lock commitments for residential mortgage loans that the Company intends to sell in the secondary market. Interest rate exposure from interest rate lock commitments is hedged with forward commitments for the future sale of residential mortgage loans. The interest rate lock commitments and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company's Consolidated Statements of Income. Changes in the fair value of interest rate lock commitments and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third parties. The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's Consolidated Statements of Income.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's Consolidated Statements of Income.

Note 18.        Commitments and Contingencies

The Company's credit commitments as of December 31, 2010 were as follows:

(dollars in thousands)	Total

Unfunded Commitments to Extend Credit	$1,875,459
Standby Letters of Credit	97,708
Commercial Letters of Credit	24,658

Total	$1,997,825

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $42.3 million secured certain specifically identified standby letters of credit as of December 31, 2010. As of December 31, 2010, the standby and commercial letters of credit had remaining terms ranging from one month to two years.

Lease Commitments

The Company's headquarters' building lease term is through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2015. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs.

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2010:

(dollars in thousands)	Capital Leases	Operating Leases

2011	$665	$15,019
2012	665	13,845
2013	665	11,909
2014	665	10,321
2015	665	8,783
Thereafter	24,588	143,324

Total Future Minimum Lease Payments	27,913	$203,201

Amounts Representing Interest	(18,968)

Present Value of Net Future Minimum Lease Payments	$8,945

Minimum future rental income receivable under subleases from non-cancelable operating leases were $9.8 million as of December 31, 2010.

Rental expense for all operating leases for the years ended December 31, 2010, 2009, and 2008 were as follows:

(dollars in thousands)	2010	2009	2008

Minimum Rentals	$20,187	$18,935	$19,177
Sublease Rental Income	(5,387)	(5,107)	(4,361)

Total	$14,800	$13,828	$14,816

Technology Services Contract

The Company has a contract with a vendor to provide for technology services related to the Company's core systems and applications through 2014. Under the technology services contract, the Company incurred expenses of $11.4 million, $10.7 million, and $10.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon estimated future transaction volumes, estimated payments in future years are as follows:

(dollars in thousands)	Amount

2011	$11,739
2012	11,739
2013	11,740
2014	6,299

Total	$41,517

Contingencies

In February 2011, a lawsuit was filed by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions. Management is evaluating the claims of the lawsuit and is unable to estimate the possible loss or range of possible loss that may result from this lawsuit.

The Company, along with other members of Visa are parties to Loss and Judgment Sharing Agreements (the "Agreements"), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2010, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio.

In addition to the litigation noted above, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not have a material adverse effect on the Company's statements of income and condition. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company's statement of income for any particular period.

Note 19.        Fair Value of Assets and Liabilities

The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2010 and 2009, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The Company is exposed to credit risk if borrowers or counterparties fail to perform. The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements. The Company generally enters into transactions with borrowers and counterparties that carry high quality credit ratings. Credit risk associated with borrowers or counterparties as well as the Company's non-performance risk is factored into the determination of the fair value of derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$553,894	$1,962	$–	$555,856
Debt Securities Issued by States and Political Subdivisions	–	113,609	–	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	–	505	–	505
Mortgage-Backed Securities Issued by
Government Agencies	–	5,750,028	–	5,750,028
U.S. Government-Sponsored Enterprises	–	113,876	–	113,876

Total Mortgage-Backed Securities	–	5,863,904	–	5,863,904

Total Investment Securities Available-for-Sale	553,894	5,979,980	–	6,533,874

Mortgage Servicing Rights	–	–	10,226	10,226
Other Assets	10,851	–	–	10,851
Net Derivative Assets and Liabilities	–	3,117	(332)	2,785

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010	$564,745	$5,983,097	$9,894	$6,557,736

December 31, 2009
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$718,388	$2,404	$–	$720,792
Debt Securities Issued by States and Political Subdivisions	–	54,116	–	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	–	792	–	792
Mortgage-Backed Securities Issued by
Government Agencies	–	4,022,687	–	4,022,687
U.S. Government-Sponsored Enterprises	–	532,447	–	532,447

Total Mortgage-Backed Securities	–	4,555,134	–	4,555,134

Total Investment Securities Available-for-Sale	718,388	4,612,446	–	5,330,834

Mortgage Servicing Rights	–	–	15,332	15,332
Other Assets	8,979	–	–	8,979
Net Derivative Assets and Liabilities	–	891	(180)	711

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009	$727,367	$4,613,337	$15,152	$5,355,856

For the years ended December 31, 2010 and 2009, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total

Year Ended December 31, 2010
Balance as of January 1, 2010	$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(5,106)	15,289	10,183
Purchases, Sales, Issuances, and Settlements, Net	–	(15,441)	(15,441)

Balance as of December 31, 2010	$10,226	$(332)	$9,894

Total Unrealized Net Losses Included in Net Income Related to Assets Still Held as of December 31, 2010	$(2,546)	$(332)	$(2,878)

Assets (dollars in thousands)	Investment Securities Available-for-Sale [3]	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total

Year Ended December 31, 2009
Balance as of January 1, 2009	$55,715	$19,553	$3,051	$78,319
Realized and Unrealized Net Gains (Losses):
Included in Net Income	–	(4,221)	14,314	10,093
Purchases, Sales, Issuances, and Settlements, Net	(55,715)	–	(17,545)	(73,260)

Balance as of December 31, 2009	$–	$15,332	$(180)	$15,152

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2009	$–	$43	$(180)	$(137)

Liabilities (dollars in thousands)	Long-Term Debt [4]	Total

Year Ended December 31, 2009
Balance as of January 1, 2009	$119,275	$119,275
Unrealized Gains Included in Net Income	(304)	(304)
Purchases, Sales, Issuances, and Settlements, Net	(118,971)	(118,971)

Balance as of December 31, 2009	$–	$–

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or impairment write-downs of individual assets. As of December 31, 2010 and 2009, there were no material adjustments to fair value for the Company's assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

Disclosures about Fair Value of Financial Instruments

These disclosures exclude financial instruments that are recorded at fair value on a recurring basis on the Company's Consolidated Statements of Condition as well as short-term financial assets such as cash and cash equivalents, and liabilities such as short-term borrowings, for which the carrying amounts approximate fair value. The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

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

Loans Held for Sale

The fair value of the Company's residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

Loans

The fair value of the Company's loans was determined by discounting the expected future cash flows of pools of loans with similar characteristics. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Deposit Liabilities

The fair values of the Company's noninterest-bearing and interest-bearing demand deposits and savings deposits were equal to the amount payable on demand (i.e., their carrying amounts) because these products have no stated maturity. The fair values of the Company's time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the Company's deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

Long-Term Debt

The fair values of the Company's long-term debt were calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company's non-performance risk.

The following presents the carrying amount and fair values of the Company's financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Instruments – Assets
Investment Securities Held-to-Maturity	$127,249	$134,028	$181,018	$186,668
Loans Held for Sale	17,564	17,575	16,544	16,552
Loans [1]	4,861,643	5,115,355	5,217,472	5,443,649
Financial Instruments – Liabilities
Deposits	9,888,995	9,901,009	9,409,676	9,421,423
Long-Term Debt [2]	23,707	24,590	81,338	83,265
1
Comprised of loans, net of unearned income and the allowance for loan losses.

2
Excludes capital lease obligations.

Note 20.        Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Income
Dividends from Bank of Hawaii	$109,990	$123,774	$175,860
Interest Income from Bank of Hawaii	171	130	755
Redemption of Visa Shares	–	–	13,737
Other Income	903	462	476

Total Income	111,064	124,366	190,828

Interest Expense
Commercial Paper	–	–	2
Long-Term Debt with Affiliated Grantor Trust	–	–	931
Privately Placed Notes	–	145	1,540

Total Interest Expense	–	145	2,473

Noninterest Expense
Intercompany Salaries and Services	1,171	925	1,100
Other Expenses	2,086	3,164	3,562

Total Noninterest Expense	3,257	4,089	4,662

Income Before Income Tax Benefit (Provision) and Equity in Undistributed Income of Subsidiaries	107,807	120,132	183,693
Income Tax Benefit (Provision)	1,817	2,489	(3,267)
Equity in Undistributed Income of Subsidiaries	74,318	21,412	11,787

Net Income	$183,942	$144,033	$192,213

Condensed Statements of Condition

(dollars in thousands)	December 31, 2010	December 31, 2009

Assets
Cash with Bank of Hawaii	$5,001	$5,001
Funds Sold To Bank of Hawaii	96,109	77,000
Goodwill	14,129	14,129
Taxes Receivable and Deferred Taxes	1,647	1,077
Other Assets	8,221	7,537
Equity in Net Assets of Subsidiaries	902,631	805,173

Total Assets	$1,027,738	$909,917

Liabilities
Taxes Payable	$6,990	$5,564
Other Liabilities	9,615	8,380

Total Liabilities	16,605	13,944
Shareholders' Equity	1,011,133	895,973

Total Liabilities and Shareholders' Equity	$1,027,738	$909,917

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Operating Activities
Net Income	$183,942	$144,033	$192,213
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	(2,501)	374	(1,067)
Equity in Undistributed Income of Subsidiaries	(74,318)	(21,412)	(11,787)
Net Change in Other Assets and Other Liabilities	4,390	(700)	9,841

Net Cash Provided by Operating Activities	111,513	122,295	189,200

Investing Activities
Capital Contribution to BOHC Investment Fund, LLC	–	–	(1,000)
Proceeds from Dissolution of Bancorp Hawaii Capital Trust 1	–	–	3,093

Net Cash Provided by Investing Activities	–	–	2,093

Financing Activities
Net Change in Short-Term Borrowings	–	–	(427)
Repayments of Long-Term Debt	–	(25,000)	(29,518)
Tax Benefits from Share-Based Compensation	2,983	278	1,825
Proceeds from Issuance of Common Stock	16,417	9,664	14,136
Repurchase of Common Stock	(24,981)	(1,337)	(62,015)
Cash Dividends Paid	(86,823)	(86,236)	(84,855)

Net Cash Used in Financing Activities	(92,404)	(102,631)	(160,854)

Net Change in Cash and Cash Equivalents	19,109	19,664	30,439
Cash and Cash Equivalents at Beginning of Period	82,001	62,337	31,898

Cash and Cash Equivalents at End of Period	$101,110	$82,001	$62,337

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation and Subsidiaries

We have audited Bank of Hawaii Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Bank of Hawaii Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Bank of Hawaii Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 23, 2011 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Honolulu, Hawaii
February 23, 2011

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance

"Board of Directors"; "Audit and Risk Committee Report"; and "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the executive officers of the Parent is incorporated by reference from "Executive Officers of the Registrant" at the end of Part I of this report.

The Parent's Board of Directors has determined that Robert Huret and Mark A. Burak, members of the Parent's Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. These audit committee financial experts are independent within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange.

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Code of Ethics for Senior Financial Officers is available on the Company's website, www.boh.com. The Company intends to provide disclosure of any change to, or waiver from, the Company's Code of Ethics for Senior Financial Officers via its website.

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

"Beneficial Ownership" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

"Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "Proposal 5: Ratification of Selection of an Independent Registered Public Accounting Firm" and related pre-approval policies are in the Company's Audit and Risk Committee Charter, a copy of which is posted in the Investor Relations section of the Company's website at www.boh.com.

 Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Condition – December 31, 2010 and 2009

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1	Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed on February 28, 2006 (the "2005 10-K")).
3.2	Certificate of Amendment of Certificate of Incorporation of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation's Current Report on Form 8-K filed on April 30, 2008 (the "April 30, 2008 8-K")).
3.3	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the April 30, 2008 8-K).
4.1	Instruments defining the rights of holders of long-term debt of Bank of Hawaii Corporation and its consolidated subsidiaries are not filed as exhibits because the amount of debt authorized under any such instruments does not exceed 10% of the total assets of Bank of Hawaii Corporation and its consolidated subsidiaries. Bank of Hawaii Corporation agrees to furnish a copy of any such instrument to the Commission upon request.
10.1	Bank of Hawaii Corporation's Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*
10.2	Bank of Hawaii Corporation's Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K filed on December 22, 2005).*
10.3	Bank of Hawaii Corporation's Directors' Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K).*
10.4	Bank of Hawaii Corporation's Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K).*
10.5	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005).*
10.6	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan — Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, as filed on July 27, 2005 (the "June 30, 2005 10-Q")).*
10.7	Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan — Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the June 30, 2005 10-Q).*
10.8	Bank of Hawaii Corporation's Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K).*
10.9	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004).*
10.10	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K).*
10.11	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K).*
10.12	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K).*

Exhibit Number
10.13	Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan (incorporated by reference from Exhibit 10.13 to the Bank of Hawaii Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, as filed on February 25, 2008 (the "2007 10-K")).*
10.14	Bank of Hawaii Corporation's Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 18, 2009).*
10.15	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.16	Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 28, 2008).*
10.17	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 22, 2008).*
10.18	Grants to Kent T. Lucien, Mark A. Rossi, and Mary E. Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 19, 2010).*
10.19	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on April 28, 2010).*
10.20	Grants to Kent T. Lucien, Mark A. Rossi, and Mary E. Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on April 28, 2010).*
10.21	Agreement with Kent T. Lucien (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 6, 2010).*
10.22	Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 26, 2010).*
10.23	Agreement with Allan R. Landon (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 26, 2010).*
10.24	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 20, 2010).*
10.25	Grants to Kent T. Lucien, Mark A. Rossi, and Mary E. Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 20, 2010).*
10.26	Agreement with Derek J. Norris executed July 2, 2010.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File

*
Management contract or compensatory plan or arrangement.

(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011	Bank of Hawaii Corporation
	By:	/s/ Peter S. Ho Peter S. Ho Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2011

/s/ Peter S. Ho Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Mark A. Burak Mark A. Burak, Director
/s/ Michael J. Chun Michael J. Chun, Director	/s/ Clinton R. Churchill Clinton R. Churchill, Director
/s/ David A. Heenan David A. Heenan, Director	/s/ Robert Huret Robert Huret, Director
/s/ Kent T. Lucien Kent T. Lucien, Director and Chief Financial Officer	/s/ Martin A. Stein Martin A. Stein, Director
/s/ Donald M. Takaki Donald M. Takaki, Director	/s/ Barbara J. Tanabe Barbara J. Tanabe, Director
/s/ Robert W. Wo, Jr. Robert W. Wo, Jr., Director	/s/ Derek J. Norris Derek J. Norris Principal Accounting Officer