Form 10-Q
period 2011-03-31
BANK OF HAWAII CORP
filed 2011-04-18
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of April 12, 2011, there were 47,699,328 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share and share amounts)	2011	2010
Interest Income
Interest and Fees on Loans and Leases	$66,593	$77,271
Income on Investment Securities
Available-for-Sale	37,669	43,841
Held-to-Maturity	7,633	1,863
Deposits	(2)	13
Funds Sold	251	309
Other	279	277
Total Interest Income	112,423	123,574
Interest Expense
Deposits	5,232	8,307
Securities Sold Under Agreements to Repurchase	7,041	6,429
Funds Purchased	6	7
Long-Term Debt	447	1,178
Total Interest Expense	12,726	15,921
Net Interest Income	99,697	107,653
Provision for Credit Losses	4,691	20,711
Net Interest Income After Provision for Credit Losses	95,006	86,942
Noninterest Income
Trust and Asset Management	11,806	11,708
Mortgage Banking	3,122	3,464
Service Charges on Deposit Accounts	9,932	13,814
Fees, Exchange, and Other Service Charges	14,945	14,504
Investment Securities Gains, Net	6,084	20,021
Insurance	2,771	2,715
Other	5,262	5,556
Total Noninterest Income	53,922	71,782
Noninterest Expense
Salaries and Benefits	46,782	44,564
Net Occupancy	10,327	10,144
Net Equipment	4,698	4,558
Professional Fees	2,158	1,992
FDIC Insurance	3,244	3,100
Other	18,873	17,348
Total Noninterest Expense	86,082	81,706
Income Before Provision for Income Taxes	62,846	77,018
Provision for Income Taxes	20,486	24,282
Net Income	$42,360	$52,736
Basic Earnings Per Share	$0.89	$1.10
Diluted Earnings Per Share	$0.88	$1.09
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	47,851,612	47,914,412
Diluted Weighted Average Shares	48,074,656	48,289,427

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	March 31,	December 31,
(dollars in thousands)	2011	2010
Assets
Interest-Bearing Deposits	$5,394	$3,472
Funds Sold	419,379	438,327
Investment Securities
Available-for-Sale	4,045,096	6,533,874
Held-to-Maturity (Fair Value of $2,437,803 and $134,028)	2,426,710	127,249
Loans Held for Sale	16,160	17,564
Loans and Leases	5,326,929	5,335,792
Allowance for Loan and Lease Losses	(147,358)	(147,358)
Net Loans and Leases	5,179,571	5,188,434
Total Earning Assets	12,092,310	12,308,920
Cash and Noninterest-Bearing Deposits	223,068	165,748
Premises and Equipment	106,729	108,170
Customers’ Acceptances	779	437
Accrued Interest Receivable	41,309	41,151
Foreclosed Real Estate	2,793	1,928
Mortgage Servicing Rights	25,919	25,379
Goodwill	31,517	31,517
Other Assets	437,880	443,537
Total Assets	$12,962,304	$13,126,787

Liabilities
Deposits
Noninterest-Bearing Demand	$2,568,942	$2,447,713
Interest-Bearing Demand	1,811,705	1,871,718
Savings	4,515,921	4,526,893
Time	1,015,823	1,042,671
Total Deposits	9,912,391	9,888,995
Funds Purchased	9,478	9,478
Short-Term Borrowings	6,900	6,200
Securities Sold Under Agreements to Repurchase	1,745,083	1,901,084
Long-Term Debt	32,643	32,652
Banker’s Acceptances	779	437
Retirement Benefits Payable	30,707	30,885
Accrued Interest Payable	6,605	5,007
Taxes Payable and Deferred Taxes	124,774	121,517
Other Liabilities	96,719	119,399
Total Liabilities	11,966,079	12,115,654
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares;
issued / outstanding: March 31, 2011 - 57,120,240 / 47,760,878 and
December 31, 2010 - 57,115,287 / 48,097,672)	570	570
Capital Surplus	502,029	500,888
Accumulated Other Comprehensive Income	7,936	26,965
Retained Earnings	951,817	932,629
Treasury Stock, at Cost (Shares: March 31, 2011 - 9,359,362 and
December 31, 2010 - 9,017,615)	(466,127)	(449,919)
Total Shareholders’ Equity	996,225	1,011,133
Total Liabilities and Shareholders’ Equity	$12,962,304	$13,126,787

‘The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Income	Earnings	Stock	Income
Balance as of December 31, 2010	$1,011,133	$570	$500,888	$26,965	$932,629	$(449,919)
Comprehensive Income:
Net Income	42,360	-	-	-	42,360	-	$42,360
Other Comprehensive Income, Net of Tax:
Net Unrealized Losses on Investment Securities,
Net of Reclassification Adjustment	(19,500)	-	-	(19,500)	-	-	(19,500)
Amortization of Net Losses Related to Defined Benefit Plans	471	-	-	471	-	-	471
Total Comprehensive Income							$23,331
Share-Based Compensation	744	-	744	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (130,609 shares)	4,530	-	397	-	(1,588)	5,721
Common Stock Repurchased (467,403 shares)	(21,929)	-	-	-	-	(21,929)
Cash Dividends Paid ($0.45 per share)	(21,584)	-	-	-	(21,584)	-
Balance as of March 31, 2011	$996,225	$570	$502,029	$7,936	$951,817	$(466,127)

Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)
Comprehensive Income:
Net Income	52,736	-	-	-	52,736	-	$52,736
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	10,757	-	-	10,757	-	-	10,757
Amortization of Net Losses Related to Defined Benefit Plans	381	-	-	381	-	-	381
Total Comprehensive Income							$63,874
Share-Based Compensation	714	-	714	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (52,481 shares)	1,785	1	(379)	-	(320)	2,483
Common Stock Repurchased (30,594 shares)	(1,342)	-	-	-	-	(1,342)
Cash Dividends Paid ($0.45 per share)	(21,632)	-	-	-	(21,632)	-
Balance as of March 31, 2010	$939,372	$570	$494,653	$18,063	$874,305	$(448,219)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Operating Activities
Net Income	$42,360	$52,736
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,691	20,711
Depreciation and Amortization	3,438	3,332
Amortization of Deferred Loan and Lease Fees	(721)	(623)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	13,800	10,799
Share-Based Compensation	744	714
Benefit Plan Contributions	(358)	(687)
Deferred Income Taxes	591	(5,780)
Net Gains on Sales of Leases	(122)	(291)
Net Gains on Investment Securities	(6,084)	(20,021)
Proceeds from Sales of Loans Held for Sale	159,507	117,261
Originations of Loans Held for Sale	(150,554)	(111,860)
Tax Benefits from Share-Based Compensation	(485)	(10)
Net Change in Other Assets and Other Liabilities	(402)	(22,495)
Net Cash Provided by Operating Activities	66,405	43,786

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	310,045	351,199
Proceeds from Sales	682,283	483,588
Purchases	(761,659)	(921,953)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	37,566	13,865
Purchases	(118,185)	-
Net Change in Loans and Leases	(3,399)	132,607
Premises and Equipment, Net	(1,997)	(2,666)
Net Cash Provided by Investing Activities	144,654	56,640

Financing Activities
Net Change in Deposits	23,396	84,408
Net Change in Short-Term Borrowings	(155,301)	(89,253)
Tax Benefits from Share-Based Compensation	485	10
Proceeds from Issuance of Common Stock	4,168	2,034
Repurchase of Common Stock	(21,929)	(1,342)
Cash Dividends Paid	(21,584)	(21,632)
Net Cash Used In Financing Activities	(170,765)	(25,775)

Net Change in Cash and Cash Equivalents	40,294	74,651
Cash and Cash Equivalents at Beginning of Period	607,547	555,067
Cash and Cash Equivalents at End of Period	$647,841	$629,718
Supplemental Information
Cash Paid for Interest	$11,128	$15,182
Cash Paid for Income Taxes	3,365	37,016
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	2,220,814	-
Transfer from Loans to Foreclosed Real Estate	866	60
Transfer from Loans to Loans Held for Sale	7,547	-

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawaii Corporation and its Subsidiaries (the “Company”) provides a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the interim period disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Investment Securities

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer.  The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security.  Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield.  Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

Realized gains and losses are recorded in noninterest income using the specific identification method.

Goodwill

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  Under GAAP, the evaluation of goodwill impairment is a two-step test.  In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value.  If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment.  The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011.  As of March 31, 2011, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test.  As a result, the adoption of this ASU had no impact on the Company’s statements of income and condition.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements.  The Company adopted these provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as previously permitted.  The Company adopted this provision of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011.  As this provision amends only the disclosure requirements related to Level 3 activity, the adoption of this provision of the ASU had no impact on the Company’s statements of income and condition.  See Note 12 to the Consolidated Financial Statements for the disclosures required by this ASU.

Future Application of Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
As of March 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$918,766	$3,007	$(487)	$921,286
Debt Securities Issued by States and Political Subdivisions	123,293	1,441	(1,286)	123,448
Mortgage-Backed Securities Issued by
Government Agencies	2,883,092	39,696	(14,454)	2,908,334
U.S. Government-Sponsored Enterprises	88,259	3,769	-	92,028
Total Mortgage-Backed Securities	2,971,351	43,465	(14,454)	3,000,362
Total	$4,013,410	$47,913	$(16,227)	$4,045,096
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$149,124	$114	$(115)	$149,123
Mortgage-Backed Securities Issued by
Government Agencies	2,207,376	8,909	(1,269)	2,215,016
U.S. Government-Sponsored Enterprises	70,210	3,454	-	73,664
Total Mortgage-Backed Securities	2,277,586	12,363	(1,269)	2,288,680
Total	$2,426,710	$12,477	$(1,384)	$2,437,803

As of December 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$536,770	$19,131	$(45)	$555,856
Debt Securities Issued by States and Political Subdivisions	113,715	1,477	(1,583)	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	500	5	-	505
Mortgage-Backed Securities Issued by
Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	-	113,876
Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904
Total	$6,457,151	$109,238	$(32,515)	$6,533,874
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$47,368	$2,959	$-	$50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	-	83,701
Total	$127,249	$6,779	$-	$134,028

During the three months ended March 31, 2011, the Company reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.  No gains or losses were recognized at the time of reclassification.  Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2011.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Due in One Year or Less	$206,162	$687	$-	$206,849
Due After One Year Through Five Years	744,938	2,539	(563)	746,914
Due After Five Years Through Ten Years	53,041	816	(939)	52,918
Due After Ten Years	37,918	406	(271)	38,053
	1,042,059	4,448	(1,773)	1,044,734
Mortgage-Backed Securities Issued by
Government Agencies	2,883,092	39,696	(14,454)	2,908,334
U.S. Government-Sponsored Enterprises	88,259	3,769	-	92,028
Total Mortgage-Backed Securities	2,971,351	43,465	(14,454)	3,000,362
Total	$4,013,410	$47,913	$(16,227)	$4,045,096

Held-to-Maturity:
Due After One Year Through Five Years	$149,124	$114	$(115)	$149,123
Mortgage-Backed Securities Issued by
Government Agencies	2,207,376	8,909	(1,269)	2,215,016
U.S. Government-Sponsored Enterprises	70,210	3,454	-	73,664
Total Mortgage-Backed Securities	2,277,586	12,363	(1,269)	2,288,680
Total	$2,426,710	$12,477	$(1,384)	$2,437,803

Investment securities with carrying values of $2.8 billion and $3.2 billion as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of March 31, 2011 and December 31, 2010, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

Gross gains on the sales of investment securities were $10.3 million and $20.0 million for the three months ended March 31, 2011 and 2010, respectively.  Gross losses on the sales of investment securities were $4.2 million for the three months ended March 31, 2011 and were not material for the three months ended March 31, 2010.  The Company’s sales of available-for-sale investment securities during the three months ended March 31, 2011 was primarily due to management’s ongoing evaluation of the investment securities portfolio in response to established asset/liability management objectives.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2011
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$373,764	$(596)	$1,135	$(6)	$374,899	$(602)
Debt Securities Issued by
States and Political Subdivisions	61,270	(1,286)	-	-	61,270	(1,286)
Mortgage-Backed Securities Issued by
Government Agencies	2,239,219	(15,723)	-	-	2,239,219	(15,723)
Total	$2,674,253	$(17,605)	$1,135	$(6)	$2,675,388	$(17,611)

As of December 31, 2010
Debt Securities Issued by
the U.S. Treasury and Government Agencies	$1,366	$(36)	$1,204	$(9)	$2,570	$(45)
Debt Securities Issued by
States and Political Subdivisions	67,754	(1,583)	-	-	67,754	(1,583)
Mortgage-Backed Securities Issued by
Government Agencies	1,662,897	(30,887)	-	-	1,662,897	(30,887)
Total	$1,732,017	$(32,506)	$1,204	$(9)	$1,733,221	$(32,515)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2011, which was comprised of 155 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2011, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$771,923	$772,624
Commercial Mortgage	883,360	863,385
Construction	80,360	80,325
Lease Financing	331,491	334,997
Total Commercial	2,067,134	2,051,331
Consumer
Residential Mortgage	2,108,376	2,094,189
Home Equity	787,179	807,479
Automobile	196,649	209,008
Other [1]	167,591	173,785
Total Consumer	3,259,795	3,284,461
Total Loans and Leases	$5,326,929	$5,335,792

1  Comprised of other revolving credit, installment, and lease financing.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2011. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(1,657)	(5,703)	(7,360)
Recoveries on Loans and Leases Previously Charged-Off	622	2,047	2,669
Net Loans and Leases Charged-Off	(1,035)	(3,656)	(4,691)
Provision for Credit Losses	7,591	(2,900)	4,691
Balance at End of Period	$87,533	$59,825	$147,358
As of March 31, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$-	$3,837	$3,837
Collectively Evaluated for Impairment	87,533	55,988	143,521
Total	$87,533	$59,825	$147,358
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$4,668	$22,842	$27,510
Collectively Evaluated for Impairment	2,062,466	3,236,953	5,299,419
Total	$2,067,134	$3,259,795	$5,326,929

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner.  The Company’s primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories.  Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment.  Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively.  These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Company’s credit quality indicators:

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

Special Mention:                              Loans and leases in the classes that comprise the commercial portfolio segment that have potential weaknesses that deserve management’s close attention.  If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease.  The special mention credit quality indicator is not used for classes of loans and leases that are included in the consumer portfolio segment.  Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$725,619	$794,035	$61,858	$302,478	$1,883,990
Special Mention	11,616	23,768	1,977	26,189	63,550
Classified	34,688	65,557	16,525	2,824	119,594
Total	$771,923	$883,360	$80,360	$331,491	$2,067,134

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,079,184	$783,477	$196,389	$166,732	$3,225,782
Classified	29,192	3,702	260	859	34,013
Total	$2,108,376	$787,179	$196,649	$167,591	$3,259,795
Total Recorded Investment in Loans and Leases					$5,326,929

	As of December 31, 2010
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$720,618	$775,938	$61,598	$305,967	$1,864,121
Special Mention	18,096	32,055	1,975	26,767	78,893
Classified	33,910	55,392	16,752	2,263	108,317
Total	$772,624	$863,385	$80,325	$334,997	$2,051,331

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,059,012	$804,158	$208,598	$172,762	$3,244,530
Classified	35,177	3,321	410	1,023	39,931
Total	$2,094,189	$807,479	$209,008	$173,785	$3,284,461
Total Recorded Investment in Loans and Leases					$5,335,792

1 Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2011
Commercial
Commercial and Industrial	$1,901	$803	$-	$1,107	$3,811	$768,112	$771,923	$54
Commercial Mortgage	-	-	-	3,421	3,421	879,939	883,360	2,348
Construction	2,035	-	-	288	2,323	78,037	80,360	-
Lease Financing	-	-	-	9	9	331,482	331,491	9
Total Commercial	3,936	803	-	4,825	9,564	2,057,570	2,067,134	2,411
Consumer
Residential Mortgage	6,597	9,701	3,614	24,372	44,284	2,064,092	2,108,376	3,812
Home Equity	5,549	2,704	1,100	2,602	11,955	775,224	787,179	834
Automobile	3,815	568	260	-	4,643	192,006	196,649	-
Other [1]	1,502	1,049	578	-	3,129	164,462	167,591	-
Total Consumer	17,463	14,022	5,552	26,974	64,011	3,195,784	3,259,795	4,646
Total	$21,399	$14,825	$5,552	$31,799	$73,575	$5,253,354	$5,326,929	$7,057

As of December 31, 2010
Commercial
Commercial and Industrial	$1,807	$1,341	$-	$1,642	$4,790	$767,834	$772,624	$1,564
Commercial Mortgage	2,100	-	-	3,503	5,603	857,782	863,385	2,415
Construction	-	-	-	288	288	80,037	80,325	-
Lease Financing	82	-	-	19	101	334,896	334,997	19
Total Commercial	3,989	1,341	-	5,452	10,782	2,040,549	2,051,331	3,998
Consumer
Residential Mortgage	8,389	9,045	5,399	28,152	50,985	2,043,204	2,094,189	7,891
Home Equity	4,248	2,420	1,067	2,254	9,989	797,490	807,479	1,041
Automobile	6,046	1,004	410	-	7,460	201,548	209,008	-
Other [1]	1,962	1,145	707	-	3,814	169,971	173,785	-
Total Consumer	20,645	13,614	7,583	30,406	72,248	3,212,213	3,284,461	8,932
Total	$24,634	$14,955	$7,583	$35,858	$83,030	$5,252,762	$5,335,792	$12,930

1  Comprised of other revolving credit, installment, and lease financing.

2  Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
As of March 31, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,057	$4,907	$-
Commercial Mortgage	3,323	4,353	-
Construction	288	288	-
Total Commercial	4,668	9,548	-
Total Impaired Loans with No Related Allowance Recorded	$4,668	$9,548	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,278	$4,278	$801
Commercial Mortgage	339	642	76
Total Commercial	4,617	4,920	877
Consumer
Residential Mortgage	22,842	26,493	3,837
Home Equity	21	21	1
Automobile	5,844	5,844	138
Other [1]	567	567	50
Total Consumer	29,274	32,925	4,026
Total Impaired Loans with an Allowance Recorded	$33,891	$37,845	$4,903

Impaired Loans:
Commercial	$9,285	$14,468	$877
Consumer	29,274	32,925	4,026
Total Impaired Loans	$38,559	$47,393	$4,903

As of December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,564	$5,414	$-
Commercial Mortgage	3,377	4,407	-
Total Commercial	4,941	9,821	-
Total Impaired Loans with No Related Allowance Recorded	$4,941	$9,821	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,156	$5,156	$927
Commercial Mortgage	442	745	99
Construction	288	288	65
Total Commercial	5,886	6,189	1,091
Consumer
Residential Mortgage	21,058	24,709	2,919
Home Equity	21	21	1
Automobile	5,845	5,845	137
Other [1]	282	282	22
Total Consumer	27,206	30,857	3,079
Total Impaired Loans with an Allowance Recorded	$33,092	$37,046	$4,170

Impaired Loans:
Commercial	$10,827	$16,010	$1,091
Consumer	27,206	30,857	3,079
Total Impaired Loans	$38,033	$46,867	$4,170

1  Comprised of other revolving credit and installment financing.

As of March 31, 2011 and December 31, 2010, there were no impaired consumer loans without a related Allowance recorded.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,311	$-
Commercial Mortgage	3,350	-
Construction	144	-
Total Commercial	4,805	-
Total Impaired Loans with No Related Allowance Recorded	$4,805	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,717	$68
Commercial Mortgage	391	4
Construction	144	-
Total Commercial	5,252	72
Consumer
Residential Mortgage	21,950	79
Home Equity	21	-
Automobile	5,845	143
Other [1]	425	6
Total Consumer	28,241	228
Total Impaired Loans with an Allowance Recorded	$33,493	$300

Impaired Loans:
Commercial	$10,057	$72
Consumer	28,241	228
Total Impaired Loans	$38,298	$300

1 Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.2 billion as of March 31, 2011 and December 31, 2010.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.1 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2011 and 2010, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Balance at Beginning of Period	$10,226	$15,332
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	66	(93)
Due to Paydowns and Other [2]	(600)	(432)
Total Changes in Fair Value of Mortgage Servicing Rights	(534)	(525)
Balance at End of Period	$9,692	$14,807

1  Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2  Principally represents changes due to loan payoffs.

For the three months ended March 31, 2011 and 2010, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Balance at Beginning of Period	$15,153	$10,638
Servicing Rights that Resulted From Asset Transfers	1,488	945
Amortization	(414)	(308)
Balance at End of Period	$16,227	$11,275

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$20,340	$14,853
End of Period	$22,661	$16,453

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Weighted-Average Constant Prepayment Rate [1]	12.54%	13.71%
Weighted-Average Life (in years)	6.33	5.90
Weighted-Average Note Rate	4.96%	5.02%
Weighted-Average Discount Rate [2]	7.29%	7.29%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2011 and December 31, 2010 is presented in the following table.

	March 31,	December 31,
(dollars in thousands)	2011	2010
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(356)	$(338)
Decrease in fair value from 50 bps adverse change	(705)	(671)
Discount Rate
Decrease in fair value from 25 bps adverse change	(438)	(421)
Decrease in fair value from 50 bps adverse change	(871)	(830)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5.  Securities Sold Under Agreements to Repurchase

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

As of March 31, 2011, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	224,687
31 to 90 Days	804,311
Over 90 Days	716,085
Total	$1,745,083

Note 6.  Comprehensive Income

The following table presents the components of comprehensive income for the three months ended March 31, 2011 and 2010:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2011
Net Income	$62,846	$20,486	$42,360
Other Comprehensive Income:
Net Unrealized Losses on Investment Securities	(25,471)	(10,033)	(15,438)
Reclassification of Investment Securities Net Gains
Realized in Net Income	(6,701)	(2,639)	(4,062)
Net Unrealized Losses on Investment Securities,
Net of Reclassification Adjustment	(32,172)	(12,672)	(19,500)
Amortization of Net Losses Related to Defined Benefit Plans	777	306	471
Change in Accumulated Other Comprehensive Income	(31,395)	(12,366)	(19,029)
Total Comprehensive Income	$31,451	$8,120	$23,331

Three Months Ended March 31, 2010
Net Income	$77,018	$24,282	$52,736
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	39,983	18,436	21,547
Reclassification of Investment Securities Net Gains
Realized in Net Income	(20,021)	(9,231)	(10,790)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	19,962	9,205	10,757
Amortization of Net Losses Related to Defined Benefit Plans	595	214	381
Change in Accumulated Other Comprehensive Income	20,557	9,419	11,138
Total Comprehensive Income	$97,575	$33,701	$63,874

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Denominator for Basic Earnings Per Share	47,851,612	47,914,412
Dilutive Effect of Stock Options	193,226	325,630
Dilutive Effect of Restricted Stock	29,818	49,385
Denominator for Diluted Earnings Per Share	48,074,656	48,289,427

Antidilutive Shares Outstanding	230,453	233,924

Note 8.  Business Segments

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 506 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products. Commercial lending and deposit products are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii. Commercial Banking also includes international banking and operations at the Bank’s 11 branches in the Pacific Islands and also provides merchant services to its small business customers.

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

Selected business segment financial information as of and for the three months ended March 31, 2011 and 2010 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended March 31, 2011
Net Interest Income	$44,424	$35,004	$3,863	$16,406	$99,697
Provision for Credit Losses	5,043	(188)	(140)	(24)	4,691
Net Interest Income After Provision for Credit Losses	39,381	35,192	4,003	16,430	95,006
Noninterest Income	20,120	9,058	15,051	9,693	53,922
Noninterest Expense	(43,899)	(24,422)	(15,403)	(2,358)	(86,082)
Income Before Provision for Income Taxes	15,602	19,828	3,651	23,765	62,846
Provision for Income Taxes	(5,773)	(6,832)	(1,351)	(6,530)	(20,486)
Net Income	9,829	12,996	2,300	17,235	42,360
Total Assets as of March 31, 2011	$3,046,673	$2,264,528	$234,847	$7,416,256	$12,962,304

Three Months Ended March 31, 2010
Net Interest Income	$49,305	$41,127	$4,323	$12,898	$107,653
Provision for Credit Losses	15,356	5,141	215	(1)	20,711
Net Interest Income After Provision for Credit Losses	33,949	35,986	4,108	12,899	86,942
Noninterest Income	23,466	10,019	15,027	23,270	71,782
Noninterest Expense	(42,333)	(23,862)	(14,045)	(1,466)	(81,706)
Income Before Provision for Income Taxes	15,082	22,143	5,090	34,703	77,018
Provision for Income Taxes	(5,580)	(7,999)	(1,884)	(8,819)	(24,282)
Net Income	9,502	14,144	3,206	25,884	52,736
Total Assets as of March 31, 2010	$3,227,358	$2,418,556	$298,103	$6,491,653	$12,435,670

Note 9.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three months ended March 31, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010
Three Months Ended March 31,
Service Cost	$-	$-	$123	$117
Interest Cost	1,305	1,294	359	439
Expected Return on Plan Assets	(1,612)	(1,642)	-	-
Amortization of:
Prior Service Credit	-	-	(53)	(53)
Net Actuarial Losses (Gains)	830	724	—	(76)
Net Periodic Benefit Cost	$523	$376	$429	$427

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2011, the Company contributed $0.1 million to the pension plans and $0.2 million to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2011.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$793	$-	$1,531	$1,648
Forward Commitments	11	138	3,114	155
Interest Rate Swap Agreements	22,582	22,769	25,982	26,197
Foreign Exchange Contracts	35	164	264	106
Total	$23,421	$23,071	$30,891	$28,106

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three months ended March 31, 2011 and 2010:

	Location of Net Gains	Three Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	March 31,
as Hedging Instruments (dollars in thousands)	Statements of Income	2011	2010
Interest Rate Lock Commitments	Mortgage Banking	$1,480	$2,359
Forward Commitments	Mortgage Banking	236	(319)
Interest Rate Swap Agreements	Other Noninterest Income	28	154
Foreign Exchange Contracts	Other Noninterest Income	897	746
Total		$2,641	$2,940

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

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of March 31, 2011 and December 31, 2010, the Company did not designate any derivative financial instruments as accounting hedges.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into interest rate lock commitments for residential mortgage loans that the Company intends to sell in the secondary market.  Interest rate exposure from interest rate lock commitments is hedged with forward commitments for the future sale of residential mortgage loans.  The interest rate lock commitments and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of interest rate lock commitments and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

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

Note 11.  Credit Commitments and Contingencies

The Company’s credit commitments as of March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Unfunded Commitments to Extend Credit	$1,931,602	$1,875,459
Standby Letters of Credit	84,087	97,708
Commercial Letters of Credit	24,092	24,658
Total Credit Commitments	$2,039,781	$1,997,825

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

Contingencies

In February 2011, a purported class action lawsuit was filed by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  Management is evaluating the claims of the lawsuit and is unable, at this time, to estimate the possible loss or range of possible loss that may result from this lawsuit.

In addition to the litigation noted above, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations.  Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not have a material adverse effect on the Company’s statements of income and condition.  However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s statement of income for any particular period.

Note 12.  Fair Value of Assets and Liabilities

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of March 31, 2011 and December 31, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  Interest rate lock commitments are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the London Interbank Offered Rate (“LIBOR”) swap curve, effective date, maturity date, notional amount, and stated interest rate.  Interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$919,429	$1,857	$-	$921,286
Debt Securities Issued by States and Political Subdivisions	-	123,448	-	123,448
Mortgage-Backed Securities Issued by Government Agencies	-	2,908,334	-	2,908,334
U.S. Government-Sponsored Enterprises	-	92,028	-	92,028
Total Mortgage-Backed Securities	-	3,000,362	-	3,000,362
Total Investment Securities Available-for-Sale	919,429	3,125,667	-	4,045,096
Mortgage Servicing Rights	-	-	9,692	9,692
Other Assets	11,800	-	-	11,800
Net Derivative Assets and Liabilities	-	(256)	606	350
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2011	$931,229	$3,125,411	$10,298	$4,066,938

December 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$553,894	$1,962	$-	$555,856
Debt Securities Issued by States and Political Subdivisions	-	113,609	-	113,609
Debt Securities Issued by U.S. Government- Sponsored Enterprises	-	505	-	505
Mortgage-Backed Securities Issued by
Government Agencies	-	5,750,028	-	5,750,028
U.S. Government-Sponsored Enterprises	-	113,876	-	113,876
Total Mortgage-Backed Securities	-	5,863,904	-	5,863,904
Total Investment Securities Available-for-Sale	553,894	5,979,980	-	6,533,874
Mortgage Servicing Rights	-	-	10,226	10,226
Other Assets	10,851	-	-	10,851
Net Derivative Assets and Liabilities	-	3,117	(332)	2,785
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010	$564,745	$5,983,097	$9,894	$6,557,736

For the three months ended March 31, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended March 31, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(534)	1,508	974
Transfers to Loans Held for Sale	-	(570)	(570)
Balance as of March 31, 2011	$9,692	$606	$10,298
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of March 31, 2011	$66	$606	$672

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended March 31, 2010
Balance as of January 1, 2010	$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(525)	2,343	1,818
Transfers to Loans Held for Sale	-	(1,826)	(1,826)
Balance as of March 31, 2010	$14,807	$337	$15,144
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2010	$(93)	$337	$244

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of March 31, 2011 and December 31, 2010, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Loans Held for Sale

The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.  The fair value of the Company’s commercial loan held for sale was determined based on a contractually binding sales price.

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

The following presents the carrying amount and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$2,426,710	$2,437,803	$127,249	$134,028
Loans Held for Sale	16,160	16,165	17,564	17,575
Loans [1]	4,811,199	5,046,563	4,861,643	5,115,355
Financial Instruments - Liabilities
Deposits	9,912,391	9,921,000	9,888,995	9,901,009
Long-Term Debt [2]	23,706	23,395	23,707	24,590

1  Comprised of loans, net of unearned income and the allowance for loan losses.

2  Excludes capitalized lease obligations.

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) changes to the amount and timing of proposed common stock repurchases; and 14) natural disasters, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

Reclassifications

Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been reclassified to conform to current period classifications.

Overview

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).

The Bank, directly and through its subsidiaries, provides a broad range of financial services to businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes.

“Maximizing shareholder value over time” remains our governing objective.  In striving to achieve our governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties of an economy in recovery.  We remain cautious about the economy, interest rates, and loan demand.  We intend to continue to focus on opportunities to further serve our customers, improve productivity, and efficiently manage capital.

Hawaii Economy

Hawaii’s economy continued to improve during the first quarter of 2011 due to increasing visitor arrivals and spending.  For the first two months of 2011, visitor arrivals increased 11.9% and visitor spending rose 19.3% compared to the same period in 2010.  Hotel occupancy and revenue per available room have also continued to show signs of improvement.  Overall, state job growth has begun to stabilize as the statewide seasonally-adjusted unemployment rate remained at 6.3% at the end of March 2011.  The volume and median price for single-family home sales on Oahu was lower in March 2011 compared to the same period in 2010 primarily due to low levels of inventory.  On March 11, 2011, a massive earthquake and resulting tsunami devastated portions of northeast Japan.  A smaller tsunami inflicted some damage in the State of Hawaii.  Visitor arrivals from Japan accounted for approximately 17.4% of the total number of visitors to Hawaii in 2010.  At this time, we are not able to predict the impact this disaster will have on the Hawaii visitor industry or the Hawaii economy.  However, it is likely, at least in the near-term, that the number of Japanese visitors will decline due to this event.

Earnings Summary

For the first quarter of 2011, net income was $42.4 million, a decrease of $10.4 million or 20% compared to the same period in 2010.  Diluted earnings per share were $0.88 per share, a decrease of $0.21 per share compared to the same period in 2010.  Our lower net income for the first quarter of 2011 was primarily due to the following:

•                  Net realized investment securities gains were $6.1 million in the first quarter of 2011, a decrease of $13.9 million or 70% compared to the same period in 2010.

•                  Net interest income was $99.7 million for the first quarter of 2011, a decrease of $8.0 million or 7% compared to the same period in 2010.  The decrease in net interest income was primarily due to lower yields from our loan, lease, and investment securities portfolios as well as lower average loan and lease balances.  This was partially offset by higher average balances in investment securities and lower rates paid on our deposit products.

•                  Overdraft fees were $5.2 million for the first quarter of 2011, a decrease of $3.5 million or 40% compared to the same period in 2010.  This decrease was primarily due to the Federal Reserve Board’s amendments to Regulation E which prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).   Also contributing to the decrease in overdraft fees was the result of several processing changes implemented in the first quarter of 2011.

The impact of these items was partially offset by a lower provision for credit losses (the “Provision”) in the first quarter of 2011 compared to the same period in 2010.  The Provision was $4.7 million in the first quarter of 2011, a decrease of $16.0 million or 77% compared to the same period in 2010.  The lower Provision in the first quarter of 2011 was consistent with lower levels of non-performing assets and net charge-offs of loans and leases.

We remain cautious about the economic impact the natural disasters in Japan, rising energy prices, and government regulation will have on us and our customers.  We continued to maintain a strong balance sheet during the first quarter of 2011 with adequate reserves for credit losses and high levels of liquidity and capital.

•                  Our allowance for loan and lease losses (the “Allowance”) was $147.4 million as of March 31, 2011, unchanged from December 31, 2010.  The ratio of our Allowance to total loans and leases outstanding was 2.77% as of March 31, 2011, an increase of one basis point from December 31, 2010.  Absent significant deterioration in the economy and assuming continued improvements in credit quality, we may require a lower level of the Allowance in future periods.

•                  Total deposits were $9.9 billion as of March 31, 2011, an increase of $23.4 million from December 31, 2010.  Our strong brand continues to play a key role in new account acquisitions.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of March 31, 2011, the total carrying value of our investment securities portfolio was $6.5 billion.  During the first quarter of 2011, we reduced our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) and increased our holdings in U.S. Treasury Notes to further reduce our interest rate risk.

•                  In the first quarter of 2011, we reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  The reclassification was made based upon our intent and ability to hold these securities to maturity.

•                  Our capital levels remained strong during the first quarter of 2011.  Shareholders’ equity was $1.0 billion as of March 31, 2010, a decrease of $14.9 million from December 31, 2010.  We also continued our share repurchases in the first quarter of 2011.  We repurchased 442,500 shares of our common stock at an average cost of $46.93 per share.

Table 1 presents our financial highlights for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, and December 31, 2010.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2011	2010
For the Period:
Operating Results
Net Interest Income	$99,697	$107,653
Provision for Credit Losses	4,691	20,711
Total Noninterest Income	53,922	71,782
Total Noninterest Expense	86,082	81,706
Net Income	42,360	52,736
Basic Earnings Per Share	0.89	1.10
Diluted Earnings Per Share	0.88	1.09
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.32%	1.73%
Return on Average Shareholders’ Equity	16.86	22.54
Efficiency Ratio [1]	56.04	45.54
Operating Leverage [2]	14.42	1.99
Net Interest Margin [3]	3.24	3.72
Dividend Payout Ratio [4]	50.56	40.91
Average Shareholders’ Equity to Average Assets	7.86	7.67

Average Balances
Average Loans and Leases	$5,311,781	$5,686,923
Average Assets	12,965,633	12,377,785
Average Deposits	9,873,727	9,390,615
Average Shareholders’ Equity	1,018,788	949,073

Market Price Per Share of Common Stock
Closing	$47.82	$44.95
High	49.23	50.42
Low	44.32	41.60

	March 31,	December 31,
	2011	2010
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,326,929	$5,335,792
Total Assets	12,962,304	13,126,787
Total Deposits	9,912,391	9,888,995
Long-Term Debt	32,643	32,652
Total Shareholders’ Equity	996,225	1,011,133

Asset Quality
Allowance for Loan and Lease Losses	$147,358	$147,358
Non-Performing Assets [5]	34,592	37,786

Financial Ratios
Allowance to Loans and Leases Outstanding	2.77%	2.76%
Tier 1 Capital Ratio	18.41	18.28
Total Capital Ratio	19.68	19.55
Tier 1 Leverage Ratio	7.16	7.15
Total Shareholders’ Equity to Total Assets	7.69	7.70
Tangible Common Equity to Tangible Assets [6]	7.46	7.48
Tangible Common Equity to Risk-Weighted Assets [6]	19.04	19.29

Non-Financial Data
Full-Time Equivalent Employees	2,381	2,399
Branches and Offices	82	82
ATMs	506	502

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

5  Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $7.5 million as of March 31, 2011.

6  Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures.  See the GAAP to Non-GAAP reconciliation – Table 21 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis	Table 2

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$ 4.0	$ -	(0.16)%	$ 5.8	$ -	0.92%
Funds Sold	457.2	0.3	0.22	463.1	0.3	0.27
Investment Securities
Available-for-Sale	5,646.9	38.0	2.70	5,241.0	44.1	3.37
Held-to-Maturity	901.0	7.6	3.39	174.1	1.9	4.28
Loans Held for Sale	8.5	0.1	5.65	8.8	0.5	23.80
Loans and Leases [1]
Commercial and Industrial	775.8	7.9	4.11	788.5	10.2	5.25
Commercial Mortgage	851.2	10.3	4.93	838.0	10.5	5.09
Construction	80.6	1.0	5.05	108.0	1.3	4.99
Commercial Lease Financing	333.6	2.3	2.75	407.4	3.4	3.33
Residential Mortgage	2,100.6	28.6	5.44	2,160.6	30.9	5.73
Home Equity	796.0	9.6	4.91	909.4	11.3	5.02
Automobile	203.1	3.6	7.14	272.6	5.2	7.73
Other [2]	170.9	3.2	7.53	202.4	3.9	7.76
Total Loans and Leases	5,311.8	66.5	5.04	5,686.9	76.7	5.44
Other	79.9	0.3	1.40	79.8	0.3	1.39
Total Earning Assets [3]	12,409.3	112.8	3.65	11,659.5	123.8	4.27
Cash and Noninterest-Bearing Deposits	134.5			229.8
Other Assets	421.8			488.5
Total Assets	$ 12,965.6			$ 12,377.8

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$ 1,805.0	0.2	0.04	$ 1,662.0	0.3	0.07
Savings	4,536.9	2.2	0.20	4,434.2	4.4	0.40
Time	1,045.9	2.8	1.10	1,136.5	3.6	1.29
Total Interest-Bearing Deposits	7,387.8	5.2	0.29	7,232.7	8.3	0.47
Short-Term Borrowings	17.1	—	0.13	28.7	—	0.10
Securities Sold Under Agreements to Repurchase	1,761.2	7.1	1.60	1,531.7	6.4	1.68
Long-Term Debt	32.7	0.4	5.48	90.3	1.2	5.25
Total Interest-Bearing Liabilities	9,198.8	12.7	0.56	8,883.4	15.9	0.72
Net Interest Income		$ 100.1			$ 107.9
Interest Rate Spread			3.09%			3.55%
Net Interest Margin			3.24%			3.72%
Noninterest-Bearing Demand Deposits	2,485.8			2,157.9
Other Liabilities	262.2			387.4
Shareholders’ Equity	1,018.8			949.1
Total Liabilities and Shareholders’ Equity	$ 12,965.6			$ 12,377.8

1          Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2          Comprised of other consumer revolving credit, installment, and consumer lease financing.

3          Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $383,000 and $239,000 for the three months ended March 31, 2011 and 2010, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis	Table 3

	Three Months Ended March 31, 2011
	Compared to March 31, 2010
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Investment Securities
Available-for-Sale	$ 3.2	$ (9.3)	$ (6.1)
Held-to-Maturity	6.2	(0.5)	5.7
Loans Held for Sale	-	(0.4)	(0.4)
Loans and Leases
Commercial and Industrial	(0.2)	(2.1)	(2.3)
Commercial Mortgage	0.2	(0.4)	(0.2)
Construction	(0.3)	-	(0.3)
Commercial Lease Financing	(0.6)	(0.5)	(1.1)
Residential Mortgage	(0.8)	(1.5)	(2.3)
Home Equity	(1.4)	(0.3)	(1.7)
Automobile	(1.2)	(0.4)	(1.6)
Other [2]	(0.6)	(0.1)	(0.7)
Total Loans and Leases	(4.9)	(5.3)	(10.2)
Total Change in Interest Income	4.5	(15.5)	(11.0)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.1)	(0.1)
Savings	0.1	(2.3)	(2.2)
Time	(0.3)	(0.5)	(0.8)
Total Interest-Bearing Deposits	(0.2)	(2.9)	(3.1)
Securities Sold Under Agreements to Repurchase	1.0	(0.3)	0.7
Long-Term Debt	(0.8)	-	(0.8)
Total Change in Interest Expense	-	(3.2)	(3.2)

Change in Net Interest Income	$ 4.5	$ (12.3)	$ (7.8)

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

As demand for new lending opportunities remained soft in 2011 and 2010, we invested most of our liquidity into investment securities.

Net interest income, on a taxable equivalent basis, decreased by $7.8 million or 7% in the first quarter of 2011 compared to the same period in 2010 primarily due to lower yields on our earning assets. Our net interest margin decreased by 48 basis points in the first quarter of 2011 compared to the same period in 2010.

Yields on our earning assets decreased by 62 basis points in the first quarter of 2011 compared to the same period in 2010, due to lower interest rates and a lower level of loans and leases, combined with a higher level of relatively lower-yielding investment securities. Yields on our available-for-sale investment securities portfolio decreased by 67 basis points in the first quarter of 2011 compared to the same period in 2010. Also contributing to the decline in yields on our earning assets were lower yields in nearly every category of loans and leases. Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates. Rates paid on our savings deposits decreased by 20 basis points in the first quarter of 2011 compared to the same period in 2010.

Average balances of our earning assets increased by $749.8 million or 6% in the first quarter of 2011 compared to the same period in 2010, primarily due a $1.1 billion increase in our overall investment securities portfolio. Average balances in our available-for-sale investment securities portfolio increased by $405.9 million in the first quarter of 2011 compared to the same period in 2010, primarily due to the investment of excess liquidity in mortgage-backed securities issued by government agencies. Average balances in our held-to-maturity investment securities portfolio increased by $726.9 million in the first quarter of 2011 compared to the same period in 2010, primarily due to the previously noted $2.2 billion transfer of investment securities from the available-for-sale portfolio in the first quarter of 2011. Partially offsetting the increase in our investment securities portfolio was a $375.1 million or 7% decrease in our average loan and lease balances in the first quarter of 2011 compared to the same period in 2010.  This decrease was due to continued pay downs in loan and lease balances, along with weak demand for new lending opportunities.  Average balances of our interest-bearing liabilities increased by $315.3 million or 4% in the first quarter of 2011 compared to the same period in 2010, primarily due to an increase in average balances in our interest-bearing deposits and securities sold under agreements to repurchase.  Average balances in our interest-bearing deposits increased by $155.1 million or 2% in the first quarter of 2011 primarily due to growth in our bonus rate demand and savings products.  This was partially offset by a $90.6 million or 8% decrease in our average time deposit balances as some customers moved their deposits to more liquid savings products.  Average balances in our securities sold under agreements to repurchase increased by $229.5 million or 15% in the first quarter of 2011 primarily due to new placements to accommodate local government entities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $4.7 million in the first quarter of 2011 compared to a Provision of $20.7 million in the first quarter of 2010.  The lower Provision recorded in the first quarter of 2011 was reflective of a Hawaii economy which continued to show signs of recovery, partially offset by uncertainties in the Hawaii economy resulting from the natural disasters in Japan and rising energy prices and their potential  impact to our customers.  For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $17.9 million or 25% in the first quarter of 2011 compared to the same period in 2010.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.3 billion as of March 31, 2011 and $10.1 billion as of December 31, 2010.  Trust and asset management income increased by $0.1 million or 1% in the first quarter of 2011 compared to the same period in 2010.  This increase was primarily due to a $1.1 million combined increase in agency fees, irrevocable trust fees, investment management fees, and IRA fees primarily due to higher market values and higher fee rates for assets previously invested in our proprietary mutual funds, which were sold/liquidated in July 2010.  This increase was largely offset by a $1.0 million decrease in mutual fund management fees due to the sale/liquidation of our proprietary mutual funds noted above.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $0.3 million or 10% in the first quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $0.3 million decrease in net gains related to the fair value of mortgage-related derivative financial instruments and a $0.1 million increase in amortization expense related to our mortgage servicing rights.  This was partially offset by a $0.2 million increase in loan fees, the result of higher loan production in the first quarter of 2011 compared to the same period in 2010.  Residential mortgage loan originations were $251.7 million in the first quarter of 2011, a $101.6 million or 68% increase compared to the same period in 2010.  Residential mortgage loan sales were $159.5 million in the first quarter of 2011, a $49.5 million or 45% increase compared to the same period in 2010.

Service charges on deposit accounts decreased by $3.9 million or 28% in the first quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $3.5 million decline in overdraft fees due in part to the Federal Reserve Board’s amendments to Regulation E.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  The decrease in overdraft fees was also the result of several processing changes implemented in the first quarter of 2011.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.4 million or 3% in the first quarter of 2011 compared to the same period in 2010.  This increase was primarily due to a $0.8 million increase in debit card income resulting mainly from account growth.  In July 2010, the Dodd-Frank Act became law.  As a result of the passage of the Dodd-Frank Act, debit card interchange fees will be regulated by the Federal Reserve Board (the “FRB”).  Regulations proposed that would cap interchange fees on debit card transactions may result in lower fee income in future periods.  Included in fees, exchange, and other service charges is debit card interchange fees of approximately $6.1 million in the first quarter of 2011.  The increase in fees, exchange, and other service charges was partially offset by a $0.2 million decrease in merchant income.

Net gains from the sales of investment securities were $6.1 million in the first quarter of 2011 compared to $20.0 million in the first quarter of 2010.  We sold available-for-sale investment securities primarily to preserve capital levels while managing our interest rate risk.

Other noninterest income decreased by $0.3 million or 5% in the first quarter of 2011 compared to the same period in 2010, primarily due to a decrease in income from bank-owned life insurance.

Noninterest Expense

Noninterest expense increased by $4.4 million or 5% in the first quarter of 2011 compared to the same period in 2010.

Table 4 presents the components of salaries and benefits expense for the first quarter of 2011 and 2010.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $6.5 billion as of March 31, 2011, a decrease of $189.3 million or 3% from December 31, 2010.

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

During the first quarter of 2011, we reduced our positions in mortgage-backed securities issued by Ginnie Mae.  This was partially offset by the re-investment of proceeds into U.S. Treasury Notes in an effort to further reduce the average duration of our portfolio.  As of March 31, 2011, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2010.  As of March 31, 2011, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future.

During the first quarter of 2011, we also reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  Generally, our longer duration investment securities were reclassified into the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.  No gains or losses were recognized at the time of reclassification.  We consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity.  As of March 31, 2011, our available-for-sale investment securities portfolio is comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $60.4 million as of March 31, 2011 and $116.0 million as of December 31, 2010.  Gross unrealized losses on our temporarily impaired investment securities were $17.6 million as of March 31, 2011 and $32.5 million as of December 31, 2010.  As of March 31, 2011, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

Salaries and Benefits		Table 4
	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Salaries	$ 29,075	$ 29,143
Incentive Compensation	3,466	3,446
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	675	556
Commission Expense	1,663	1,346
Retirement and Other Benefits	4,962	4,109
Payroll Taxes	4,039	3,433
Medical, Dental, and Life Insurance	2,223	2,480
Separation Expense	679	51
Total Salaries and Benefits	$ 46,782	$ 44,564

Salaries and benefits expense increased by $2.2 million or 5% in the first quarter of 2011 compared to the same period in 2010.  This increase was primarily due to higher 401(k) matching and the Company’s fixed contribution expense, separation expense, and payroll taxes resulting mainly from an increase in the state unemployment tax rate.  Also contributing to the increase in noninterest expense was a $1.5 million or 9% increase in other noninterest expense primarily due to higher operating losses and a change in the fair value of the directors’ deferred compensation plan obligations.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for the first quarter of 2011 and 2010.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Provision for Income Taxes	$ 20,486	$ 24,282
Effective Tax Rates	32.60%	31.53%

The higher effective tax rate for the first quarter of 2011 compared to the same period in 2010 was primarily due to a smaller release of the valuation allowance in 2011, for the expected utilization of capital losses on the future sale of a low-income housing investment, compared to the release in 2010.

As of March 31, 2011, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Total loans and leases as of March 31, 2011 decreased by $8.9 million or less than 1% from December 31, 2010.

Commercial loans and leases as of March 31, 2011 increased by $15.8 million from December 31, 2010.  Commercial mortgage loans increased by $20.0 million from December 31, 2010 primarily due to new business activity in this portfolio.  Commercial and industrial, and construction lending portfolios remained relatively unchanged from December 31, 2010, reflective of lower loan demand by corporate customers and continued loan payoffs.  Lease financing decreased by $3.5 million from December 31, 2010 primarily due to the sale of a $2.8 million direct financing lease in the first quarter of 2011.

Consumer loans and leases as of March 31, 2011 decreased by $24.7 million from December 31, 2010.  Balances in all consumer lending categories, except residential mortgage, decreased during the first quarter of 2011, the result of continued weak loan demand in an economy in recovery.  The increase in the residential mortgage lending portfolio was primarily due to the addition of more conforming loans to our portfolio.  Also contributing to the increase in residential mortgage loan balances were lower prepayment rates, a result of higher interest rates during the first quarter of 2011.  While the economy in Hawaii continues to show signs of recovery, consumers have remained cautious and conservative in their demand for credit.

Loan and Lease Portfolio Balances		Table 6
	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$ 771,923	$ 772,624
Commercial Mortgage	883,360	863,385
Construction	80,360	80,325
Lease Financing	331,491	334,997
Total Commercial	2,067,134	2,051,331
Consumer
Residential Mortgage	2,108,376	2,094,189
Home Equity	787,179	807,479
Automobile	196,649	209,008
Other [1]	167,591	173,785
Total Consumer	3,259,795	3,284,461
Total Loans and Leases	$ 5,326,929	$ 5,335,792

1  Comprised of other revolving credit, installment, and lease financing.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
		U.S.		Other Pacific
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Islands	Foreign [2]	Total
March 31, 2011
Commercial
Commercial and Industrial	$650,466	$53,322	$60,554	$3,868	$3,713	$771,923
Commercial Mortgage	829,322	1,922	52,056	18	42	883,360
Construction	80,360	-	-	-	-	80,360
Lease Financing	30,240	251,829	29,015	-	20,407	331,491
Total Commercial	1,590,388	307,073	141,625	3,886	24,162	2,067,134
Consumer
Residential Mortgage	1,940,906	-	160,982	6,488	-	2,108,376
Home Equity	753,657	13,277	17,894	2,351	-	787,179
Automobile	144,137	14,930	35,170	2,412	-	196,649
Other [3]	137,048	-	16,410	14,129	4	167,591
Total Consumer	2,975,748	28,207	230,456	25,380	4	3,259,795
Total Loans and Leases	$4,566,136	$335,280	$372,081	$29,266	$24,166	$5,326,929

December 31, 2010
Commercial
Commercial and Industrial	$659,291	$42,667	$63,306	$4,160	$3,200	$772,624
Commercial Mortgage	807,548	2,049	53,715	24	49	863,385
Construction	80,325	-	-	-	-	80,325
Lease Financing	45,302	255,135	15,419	-	19,141	334,997
Total Commercial	1,592,466	299,851	132,440	4,184	22,390	2,051,331
Consumer
Residential Mortgage	1,921,387	-	166,120	6,682	-	2,094,189
Home Equity	772,660	14,106	18,357	2,356	-	807,479
Automobile	154,780	17,492	34,236	2,500	-	209,008
Other [3]	140,498	-	17,407	15,872	8	173,785
Total Consumer	2,989,325	31,598	236,120	27,410	8	3,284,461
Total Loans and Leases	$4,581,791	$331,449	$368,560	$31,594	$22,398	$5,335,792

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

Other Assets

Table 8 presents the major components of other assets as of March 31, 2011 and December 31, 2010.

Other Assets		Table 8
	March 31,	December 31,
(dollars in thousands)	2011	2010
Bank-Owned Life Insurance	$209,262	$207,843
Federal Home Loan Bank and Federal Reserve Bank Stock	79,871	79,871
Prepaid Expenses	36,834	38,558
Low-Income Housing and Other Equity Investments	30,925	31,995
Derivative Financial Instruments	23,421	30,891
Federal and State Tax Deposits	22,341	22,341
Accounts Receivable	11,852	11,761
Other	23,374	20,277
Total Other Assets	$437,880	$443,537

Other assets as of March 31, 2011 decreased by $5.7 million or 1% from December 31, 2010.  The decrease in other assets from December 31, 2010 was primarily due to a $7.5 million decrease in the fair value of derivative financial instruments, a $2.5 million decrease in prepaid expenses due to the amortization of prepaid FDIC assessments, and a $1.1 million decrease in the balance of our low-income housing and other equity investments due to current period amortization.  This was partially offset by a $2.3 million change in other receivable balances, a $1.4 million increase in the value of our bank-owned life insurance, a $1.1 million increase in the fair value of investments related to deferred compensation arrangements, and a $0.7 million increase in prepaid insurance.

As of March 31, 2011, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of December 31, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.

In October 2010, the Finance Agency and the FHLB agreed to the stipulation and issuance of a Consent Order by the Finance Agency that sets forth requirements for capital management, asset composition, and other operational and risk management improvements.  Additionally, the Finance Agency and the FHLB agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statements. During this period, the FHLB’s classification as undercapitalized will remain in place.  Subsequently, the FHLB may begin repurchasing member stock at par, upon achieving and maintaining financial thresholds established by the Finance Agency.

The FHLB reported positive net income for the year ended December 31, 2010 and reported increased levels of capital as of December 31, 2010 compared to December 31, 2009.  The Bank also continues to use and has access to the services of the FHLB.  We are not able to reasonably estimate the timing of the redemption of our shares.  We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of March 31, 2011.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits		Table 9
	March 31,	December 31,
(dollars in thousands)	2011	2010
Consumer	$5,097,056	$5,082,802
Commercial	4,326,495	4,292,108
Public and Other	488,840	514,085
Total Deposits	$9,912,391	$9,888,995

Deposit balances as of March 31, 2011 increased by $23.4 million or less than 1% from December 31, 2010.  The increase was primarily due to a $103.9 million increase in our personal and business non-interest bearing demand accounts.  This was partially offset by a $42.8 million decrease in our consumer and business time deposits, a $25.2 million decrease in our public and other accounts, and an $11.0 million decrease in our savings products.

Table 10 presents the composition of our savings deposits.

Savings Deposits	Table 10
	March 31,	December 31,
(dollars in thousands)	2011	2010
Money Market	$1,898,294	$1,942,034
Regular Savings	2,617,627	2,584,859
Total Savings Deposits	$4,515,921	$4,526,893

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 11
	Three Months Ended
	March 31,	December 31,
(dollars in thousands)	2011	2010
Average Time Deposits	$637,778	$623,063

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings.  Borrowings were $16.4 million as of March 31, 2011, a $0.7 million or 4% increase from December 31, 2010.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Long-term debt was $32.6 million as of March 31, 2011, generally unchanged from December 31, 2010.  Due to our strong liquidity position, we have been able to reduce our long-term borrowings over the past several years.  Long-term debt typically represents a higher cost source of funds.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase as of March 31, 2011 and December 31, 2010.

Securities Sold Under Agreements to Repurchase		Table 12
	March 31,	December 31,
(dollars in thousands)	2011	2010
Government Entities	$1,145,083	$1,301,084
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,745,083	$1,901,084

Securities sold under agreements to repurchase as of March 31, 2011 decreased by $156.0 million or 8% from December 31, 2010.  The decrease was primarily due to lower levels of placements to accommodate local government entities.  As of March 31, 2011, the weighted average maturity was 72 days for our securities sold under agreements to repurchase with government entities and 6.5 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.8 years.  As of March 31, 2011, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of March 31, 2011, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.09% and 4.66%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded on the consolidated statements of condition.

Shareholders’ Equity

As of March 31, 2011, shareholders’ equity was $1.0 billion, relatively unchanged from December 31, 2010.  Earnings for the first quarter of 2011 of $42.4 million were partially offset by cash dividends paid of $21.6 million and changes in the fair value of available-for-sale investment securities of $19.5 million in the first quarter of 2011.  This change in the fair value of our investment securities was primarily due to rising interest rates during the first quarter of 2011.  We repurchased 442,500 shares of our common stock at an average cost of $46.93 per share and a total cost of $20.8 million in the first quarter of 2011.  We plan to continue repurchases of our common stock in 2011, but the actual amount and timing of share repurchases, if any, will depend on market conditions, applicable SEC rules, and various other factors.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 13 summarizes net income from our business segments for the three months ended March 31, 2011 and 2010. Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segments Net Income		Table 13
	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Retail Banking	$9,829	$9,502
Commercial Banking	12,996	14,144
Investment Services	2,300	3,206
Total	25,125	26,852
Treasury and Other	17,235	25,884
Consolidated Total	$42,360	$52,736

Retail Banking

Net income increased by $0.3 million or 3% in the first quarter of 2011 compared to the same period in 2010, primarily due to a decrease in the Provision.  This was largely offset by a decrease in net interest income and noninterest income, and an increase in noninterest expense.  The $10.3 million decrease in the Provision was primarily due to a reduction in the allocation to the segment’s home equity portfolio.  The $4.9 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower average loan balances, partially offset by higher average deposit balances.  The $3.3 million decrease in noninterest income was primarily due to lower overdraft fees mainly resulting from the Federal Reserve Board’s amendments to Regulation E.  As previously noted, beginning July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  The $1.6 million increase in noninterest expense was primarily due to higher allocated expenses.

Commercial Banking

Net income decreased by $1.1 million or 8% in the first quarter of 2011 compared to the same period in 2010, primarily due to decreases in net interest income and noninterest income, coupled with an increase in noninterest expense.  This was partially offset by a decrease in the Provision.  The $6.1 million decrease in net interest income was primarily due to an interest recovery in 2010 on a previously charged-off loan and lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $1.0 million decrease in noninterest income was primarily due to lower overdraft fees, merchant income, gains on sale of leased assets, and fees from facilitating customer interest rate swaps.  The $0.6 million increase in noninterest expense was primarily due to higher other operating expense.  The $5.3 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Investment Services

Net income decreased by $0.9 million or 28% in the first quarter of 2011 compared to the same period in 2010, primarily due to an increase in noninterest expense combined with a decrease in net interest income.  This was partially offset by a decrease in the Provision.  The $1.4 million increase in noninterest expense was primarily due to higher other operating and allocated expenses.  The $0.5 million decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio.  The $0.4 million decrease in the Provision was due to lower net charge-offs of loans in the segment.

Treasury

Net income decreased by $8.6 million or 33% in the first quarter of 2011 compared to the same period in 2010, primarily due to lower noninterest income, partially offset by higher net interest income.  The $13.6 million decrease in noninterest income was primarily due to lower net gains from the sales of investment securities.  The $3.5 million increase in net interest income was primarily due to a decrease in loan and deposit funding costs.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2011, our overall credit risk position is reflective of a Hawaii economy that continues to show signs of slowly recovering, with decreasing levels of non-performing assets compared to December 31, 2010.  We also remain cautious about the uncertainties in the Hawaii economy resulting from the natural disasters in Japan and rising energy prices and their potential impact to our customers.

Although asset quality has improved over the past 12 months, we remain vigilant in light of the uncertainties noted above as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of March 31, 2011, the higher risk segments within our loan portfolio continue to be concentrated in residential home building, residential land loans, and home equity loans.

We also continue to have higher risk in our air transportation leasing portfolio.  Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.

We continue increased monitoring of the loan and lease portfolio to identify higher risk segments.  We also actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to address both anticipated and unforeseen issues.  Risk management activities have included curtailing activities in some higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We are also performing frequent loan and lease-level risk monitoring and risk rating review which provides opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Table 14 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 14
	March 31,	December 31,
(dollars in thousands)	2011	2010
Residential Home Building	$14,744	$14,964
Residential Land Loans	21,595	23,745
Home Equity Loans	23,783	23,179
Air Transportation	37,440	37,879
Total	$97,562	$99,767

As of March 31, 2011, our higher risk loans and leases outstanding decreased by $2.2 million or 2% from December 31, 2010.

Residential home building loans represented $32.9 million or 41% of our total commercial construction portfolio balance as of March 31, 2011.  The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that jeopardize the orderly repayment of the loans.  These higher risk loans were $14.7 million as of March 31, 2011.  This included $2.4 million in projects on Hawaiian islands other than Oahu.  As of March 31, 2011, the Allowance associated with the remaining balance of higher risk residential home building loans, which was comprised of three loans, was $3.3 million or 23% of outstanding loan balances.  As of March 31, 2011, all of the loans in this portfolio of higher risk loans were on accrual status.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $21.6 million as of March 31, 2011, of which $19.1 million related to properties on Hawaiian islands other than Oahu.  The decrease in our higher risk exposure in this portfolio segment in the first quarter of 2011 was primarily due to $1.9 million in paydowns and $0.2 million in loan charge-offs.  Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of March 31, 2011, there was no specific Allowance associated with the remaining balance of our residential land loans.  As of March 31, 2011, residential land loans had a 90 day past due delinquency ratio of 2.0%.

The higher risk segment within our Hawaii home equity lending portfolio was $23.8 million or 3% of our total home equity loans outstanding as of March 31, 2011.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  The $0.6 million increase in our higher risk exposure in this portfolio segment in the first quarter of 2011 was primarily due to lower credit scores for our Oahu owner occupants, which account for 65% of this higher risk segment.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of March 31, 2011, there was no specific Allowance associated with the remaining balance of our higher risk home equity loans.  As of March 31, 2011, the higher risk home equity loans had a 90 day past due delinquency ratio of 1.7% and $0.7 million in gross charge-offs were recorded during the first quarter of 2011.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  As of March 31, 2011, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $27.6 million as of March 31, 2011 and $27.7 million as of December 31, 2010.  As of March 31, 2011, the Allowance associated with the remaining balance of our air transportation leases was $19.6 million or 52% of outstanding balances.  In the first quarter of 2011, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	March 31,	December 31,
(dollars in thousands)	2011	2010
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,107	$1,642
Commercial Mortgage	3,421	3,503
Construction	288	288
Lease Financing	9	19
Total Commercial	4,825	5,452
Consumer
Residential Mortgage	24,372	28,152
Home Equity	2,602	2,254
Total Consumer	26,974	30,406
Total Non-Accrual Loans and Leases	31,799	35,858
Foreclosed Real Estate	2,793	1,928
Total Non-Performing Assets	$34,592	$37,786

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	3,614	5,399
Home Equity	1,100	1,067
Automobile	260	410
Other [2]	578	707
Total Consumer	5,552	7,583
Total Accruing Loans and Leases Past Due 90 Days or More	$5,552	$7,583

Total Loans and Leases	$5,326,929	$5,335,792

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.60%	0.67%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.65%	0.71%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.31%	0.31%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.86%	0.95%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.75%	0.85%

Quarter to Quarter Changes in Non-Performing Assets [1]
Balance at Beginning of Quarter	$37,786	$45,174
Additions	5,799	8,175
Reductions
Payments	(2,164)	(5,019)
Return to Accrual Status	(6,408)	(1,250)
Transfer to Foreclosed Real Estate	(208)	(1,133)
Sales of Foreclosed Real Estate	-	(5,427)
Charge-offs/Write-downs	(213)	(2,734)
Total Reductions	(8,993)	(15,563)
Balance at End of Quarter	$34,592	$37,786

1  Excluded from non-performing assets was a contractually binding non-accrual loan held for sale of $7.5 million as of March 31, 2011.

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

Total NPAs were $34.6 million as of March 31, 2011, a decrease of $3.2 million or 8% from December 31, 2010.  This decrease was primarily due to a $3.8 million decrease in our residential mortgage non-accrual loans.  Residential mortgage loans that had been modified in a troubled debt restructuring (“TDR”) were returned to accrual status after the borrower demonstrated performance under the modified terms by making six consecutive payments.  This was partially offset by a $0.9 million increase in foreclosed real estate during the first quarter of 2011.  The ratio of our non-accrual loans and leases to total loans and leases was 0.60% as of March 31, 2011, compared to 0.67% as of December 31, 2010.

Commercial and industrial non-accrual loans decreased by $0.5 million from December 31, 2010 primarily due to $0.4 million in paydowns.  As of March 31, 2011, two commercial borrowers comprised 95% of the non-accrual balance in this category.  We evaluated these loans for impairment and have previously recorded partial charge-offs totaling $3.9 million on both loans.

Commercial mortgage non-accrual loans decreased by $0.1 million from December 31, 2010 due to paydowns received on four of the five loans in this category.  We have individually evaluated all of these loans for impairment and have previously recorded partial charge-offs totaling $1.3 million on three of these loans.

Construction non-accrual loans were $0.3 million as of March 31, 2011 and December 31, 2010.  As of March 31, 2011, we had one non-accrual construction loan which we reviewed for impairment and believe that we are well secured.

Residential mortgage non-accrual loans decreased by $3.8 million from December 31, 2010 primarily due to loans that had been modified in a TDR that were returned to accrual status.  As of March 31, 2011, our residential mortgage non-accrual loans were comprised of 67 loans with a weighted average current LTV ratio of 76%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.9 million from December 31, 2010 primarily due to the foreclosure of one commercial property in the first quarter of 2011.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $38.6 million as of March 31, 2011 compared with $38.0 million as of December 31, 2010, and had a related Allowance of $4.9 million as of March 31, 2011 and $4.2 million as of December 31, 2010.  We have recorded previous charge-offs of $5.2 million related to our impaired commercial loans and $3.7 million related to our impaired consumer loans as of March 31, 2011.

Table 16 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 16
	March 31,	December 31,
(dollars in thousands)	2011	2010

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$29,513	$23,724

Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	5,250	8,953
Total Restructured Loans	$34,763	$32,677

Loans modified in a TDR increased by $2.1 million or 6% from December 31, 2010.  This increase was primarily due to a $1.8 million increase in residential mortgage loans modified in a TDR.  Residential mortgage loans modified in a TDR were primarily comprised of loans where we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Consumer loans and leases past due 90 days or more and still accruing interest were $5.6 million as of March 31, 2011 and $7.6 million as of December 31, 2010.  We experienced decreases in most of our consumer loan and lease categories, with particular improvement in our residential mortgage portfolio.  As of March 31, 2011 and December 31, 2010, there were no commercial loans and leases past due 90 days or more and still accruing interest.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 17
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2011	2010	2010
Balance at Beginning of Period	$152,777	$152,777	$149,077
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,657)	(6,528)	(3,906)
Commercial Mortgage	-	(745)	(303)
Construction	-	-	(857)
Lease Financing	-	(95)	(190)
Consumer
Residential Mortgage	(1,751)	(3,182)	(3,255)
Home Equity	(1,359)	(1,859)	(7,436)
Automobile	(1,029)	(1,116)	(2,027)
Other [1]	(1,564)	(2,137)	(2,822)
Total Loans and Leases Charged-Off	(7,360)	(15,662)	(20,796)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	572	424	858
Commercial Mortgage	-	44	24
Construction	-	7,321	-
Lease Financing	50	118	1
Consumer
Residential Mortgage	259	190	422
Home Equity	339	967	100
Automobile	649	727	753
Other [1]	800	593	627
Total Recoveries on Loans and Leases Previously Charged-Off	2,669	10,384	2,785
Net Loans and Leases Charged-Off	(4,691)	(5,278)	(18,011)
Provision for Credit Losses	4,691	5,278	20,711
Balance at End of Period [2]	$152,777	$152,777	$151,777

Components
Allowance for Loan and Lease Losses	$147,358	$147,358	$146,358
Reserve for Unfunded Commitments	5,419	5,419	5,419
Total Reserve for Credit Losses	$152,777	$152,777	$151,777

Average Loans and Leases Outstanding	$5,311,781	$5,317,815	$5,686,923

Ratio of Net Loans and Leases Charged-Off to
Average Loans and Leases Outstanding (annualized)	0.36%	0.39%	1.28%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.77%	2.76%	2.61%

1  Comprised of other revolving credit, installment, and lease financing.

2  Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

We maintain a reserve for credit losses that consists of two components, the Allowance and a reserve for unfunded commitments (the “Unfunded Reserve”).  The reserve for credit losses provides for the risk of credit losses inherent in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment that considers observable trends, conditions, and other relevant environmental and economic factors.  The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded

Reserve is adjusted by recording an expense or recovery in other noninterest expense.

Allowance for Loan and Lease Losses

As of March 31, 2011, the Allowance was $147.4 million, unchanged from December 31, 2010.  As of March 31, 2011, the ratio of the Allowance to total loans and leases outstanding was 2.77%, an increase of one basis point from December 31, 2010.  The Provision equaled net charge-offs of loans and leases for the first quarter of 2011.

The components of the Allowance, including the allocation between commercial and consumer categories, changed this quarter based on management’s ongoing assessment of the recent natural disasters in Japan and rising energy prices on the credit quality of our loan portfolio and the direct and indirect impact on tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive movement through 2010 and the first quarter of 2011.  Net charge-offs decreased throughout 2010 and the first quarter of 2011 from the peak experienced in the fourth quarter of 2009.  With continued improvement in the Hawaii economy and credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net charge-offs of loans and leases were $4.7 million or 0.36% of total average loans and leases in the first quarter of 2011, a decrease of $0.6 million from the fourth quarter of 2010.  Gross charge-offs of loans and leases decreased in all of our commercial and consumer lending portfolios in the first quarter of 2011 compared to the fourth quarter of 2010.  Commercial net charge-offs were $1.0 million in the first quarter of 2011 compared to commercial net recoveries of $0.5 million in the fourth quarter of 2010.  This change was primarily due to $7.3 million in recoveries in the fourth quarter of 2010 on two partially charged-off construction loans.  Consumer net charge-offs were $3.7 million in the first quarter of 2011 compared to $5.8 million in the fourth quarter of 2010.  This decrease was primarily due to improved credit quality in our residential mortgage portfolio.

Net charge-offs of loans and leases decreased by $13.3 million in the first quarter of 2011 compared to the same period in 2010.  Gross and net charge-offs of loans and leases decreased in all of our commercial and consumer lending portfolios in the first quarter of 2011 compared to the same period in 2010.  Commercial net charge-offs decreased by $3.3 million in the first quarter of 2011 compared to the same period in 2010.  This decrease was due to improved credit quality in all of our commercial lending portfolios.  Consumer net charge-offs decreased by $10.0 million compared to the same period in 2010.  This decrease was primarily due to improved credit quality in all of our consumer lending portfolios, with $6.3 million of the decrease coming from our home equity portfolio.  In the first quarter of 2010, $2.2 million of the home equity charge-offs were related to a policy change, which requires a full balance charge-off when a customer becomes over 120 days past due on properties where we do not hold the first mortgage.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2011, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of March 31, 2011, unchanged from December 31, 2010.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Residential Mortgage Loan Repurchases

We sell residential mortgage loans in the secondary market primarily to Fannie Mae.  We also pool Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed mortgage loans for sale to Ginnie Mae.  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which we sell residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of March 31, 2011, the unpaid principal balance of our portfolio of residential mortgage loans sold on a non-recourse basis was $3.2 billion.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  In the first quarter of 2011, we repurchased $1.2 million in residential mortgage loans as a result of the representation and warranty provisions contained in these contracts.  These loans were current as to principal and interest at the time of repurchase.

As of March 31, 2011, the unpaid principal balance of our portfolio of residential mortgage loans sold on a recourse basis was $40.5 million.  These loans were originated in the early

1990’s.  We are obligated to repurchase these loans when they become 120 days or more past due or if they exhibit significant underwriting deficiencies as described above.  In the first quarter of 2011, we repurchased $0.1 million in residential mortgage loans from our investors as a result of the representation and warranty provisions contained in these contracts.

Although, to date, repurchase demands have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of March 31, 2011, we believe that this exposure is not material and thus have not established a liability for losses related to mortgage loan repurchases.  As of March 31, 2011, of the $3.2 billion in residential mortgage loans serviced for investors, 99% of these loans were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investors.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include indemnification or repurchase of an affected loan.  In the first quarter of 2011, we did not receive any indemnification or repurchase requests as a result of our servicing activities.

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

Interest Rate Risk

The objective of our interest rate risk management process is to optimize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

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

The use of derivative financial instruments, as detailed in Note 10 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage our interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of March 31, 2011 and December 31, 2010, an estimate of the change in net interest income that would result from a gradual change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of March 31, 2011, net interest income sensitivity to changes in interest rates as of March 31, 2011 was generally more sensitive to changes in interest rates compared to the sensitivity profile as of December 31, 2010.  As a result of our strategy to shorten the investment portfolio’s duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile				Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2011		December 31, 2010
Change in Interest Rates (basis points)
+200	$ 5,872	1.6%	$ 3,048	0.7%
+100	4,652	1.2	3,139	0.8
-100	(9,323)	(2.5)	(8,065)	(2.0)

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

We also use the Market Value of Equity (“MVE”) sensitivity analysis to estimate the net present value change in our net assets (i.e., assets, liabilities, and off-balance sheet instruments) from changes in interest rates.  Our MVE was approximately $2.3 billion as of March 31, 2011 and $2.1 billion as of December 31, 2010 measured before taxes.

Table 19 presents, as of March 31, 2011 and December 31, 2010, an estimate of the pre-tax change in the MVE that would occur from an instantaneous 100 and 200 basis point increase or a 100 basis point decrease in interest rates, moving in a parallel fashion over the entire yield curve.  The MVE sensitivity to rising rates decreased as of March 31, 2011 compared to December 31, 2010 as a result of our strategy to reduce the investment portfolio’s duration, partially offset by a rise in interest rates during the first quarter of 2011.  However, the MVE sensitivity to falling interest rates increased as of March 31, 2011 compared to December 31, 2010 as a result of our strategy to change the composition of our investment securities portfolio.

Market Value of Equity Sensitivity Profile				Table 19
	Change in Market Value of Equity
(dollars in thousands)	March 31, 2011		December 31, 2010
Change in Interest Rates (basis points)
+200	$ (72,485)	(3.1)%	$ (108,970)	(5.3)%
+100	(5,197)	(0.2)	(27,444)	(1.3)
-100	(80,211)	(3.4)	(39,699)	(1.9)

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash and noninterest-bearing deposits and funds sold.  The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities.  Short-term liquidity is further enhanced by our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings.  Deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt.

We continued to maintain a strong liquidity position during the first quarter of 2011.  Cash and cash equivalents were $647.8 million, available-for-sale investment securities were $4.0 billion, and total deposits were $9.9 billion as of March 31, 2011.  We continued to invest excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae and in U.S. Treasury Notes.  As of March 31, 2011, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as they move closer to the final rule-making process.

Capital Management

In our ongoing efforts to maximize shareholder value over time, we regularly review our capital management activities including the amount of earnings we retain in excess of cash dividends paid and the amount and pace of common stock repurchases.  We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds by an amount commensurate with our risk profile.  Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.   There have been no conditions or events since March 31, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

As previously noted, we reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category in the first quarter of 2011.  Generally, our longer duration investment securities were reclassified into the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield.

As of March 31, 2011, shareholders’ equity was $1.0 billion, relatively unchanged from December 31, 2010.  As of March 31, 2011, our Tier 1 capital ratio was 18.41%, our Total Capital ratio was 19.68%, our Tier 1 Leverage ratio was 7.16%, and our ratio of Tangible Common Equity to Risk-Weighted Assets was 19.04%.

In the first quarter of 2011, we repurchased 442,500 shares of our common stock at an average cost per share of $46.93, totaling $20.8 million.  From the beginning of our share repurchase program in July 2001 through March 31, 2011, we repurchased a total of 46.5 million shares of common stock and returned $1.66 billion to our shareholders at an average cost of $35.66 per share.  As of March 31, 2011, remaining buyback authority under our share repurchase program was $43.1 million of the total $1.70 billion repurchase amount authorized by our Board of Directors.  The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules, and various other factors.

In April 2011, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2011 to shareholders of record at the close of business on May 31, 2011.

In December 2010, the oversight body of the Basel Committee on Banking Supervision published the final Basel III rules on capital, leverage, and liquidity.  Basel III requires financial institutions to have more capital and a higher quality of capital.  It does so by increasing the minimum regulatory capital ratios, narrowing the definition of capital, and requiring capital buffers.  Basel III also imposes a leverage ratio requirement and liquidity standards.

Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future requirements for financial institutions.  We continue to monitor and evaluate the impact that Basel III may have on our capital ratios, based on our interpretation of the proposed requirements.

Table 20 presents our regulatory capital and ratios as of March 31, 2011 and December 31, 2010.

Regulatory Capital and Ratios		Table 20
	March 31,	December 31,
(dollars in thousands)	2011	2010
Regulatory Capital
Shareholders’ Equity	$996,225	$1,011,133
Less: Goodwill	31,517	31,517
Postretirement Benefit Liability Adjustments	2,564	2,597
Net Unrealized Gains on Investment Securities	27,021	46,521
Other	2,394	2,340
Tier 1 Capital	932,729	928,158
Allowable Reserve for Credit Losses	64,427	64,564
Total Regulatory Capital	$997,156	$992,722

Risk-Weighted Assets	$5,065,817	$5,076,909

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	18.41%	18.28%
Total Capital Ratio	19.68	19.55
Tier 1 Leverage Ratio	7.16	7.15

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.  Table 21 provides a reconciliation of these Non-GAAP financial measures with financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation		Table 21
	March 31,	December 31,
(dollars in thousands)	2011	2010
Total Shareholders’ Equity	$996,225	$1,011,133
Less: Goodwill	31,517	31,517
Intangible Assets	131	154
Tangible Common Equity	$964,577	$979,462

Total Assets	$12,962,304	$13,126,787
Less: Goodwill	31,517	31,517
Intangible Assets	131	154
Tangible Assets	$12,930,656	$13,095,116
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,065,817	$5,076,909

Total Shareholders’ Equity to Total Assets	7.69%	7.70%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.46%	7.48%

Tier 1 Capital Ratio	18.41%	18.28%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	19.04%	19.29%

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

Contractual Obligations

Our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, on February 15, 2011, the Bank was named a defendant in a purported class action lawsuit filed by plaintiffs Lodley and Tehani Taulava, on behalf of themselves and on behalf of all similarly situated customers of the Bank, in the Circuit Court of the First Circuit, State of Hawaii (Civil Case No. 11-1-0337-02).  The complaint asserts claims relating to overdraft fees collected by the Bank. The plaintiffs seek monetary damages, restitution and declaratory relief from the Bank.

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

See Note 11 to the Consolidated Financial Statements for more information related to contingencies.

Item 1A.	Risk Factors

As a result of the natural disasters in Japan, the continued economic recovery in our markets in Hawaii and the Pacific Islands, both of which rely on tourism from Japan, is uncertain.  Declines in tourism, which impact consumer and corporate spending, may contribute to deterioration in general economic conditions in our markets which could adversely impact us and our customers’ operations.

Other than the additional risk factor noted above, there were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2011 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
January 1 - 31, 2011	113,238	$47.08	102,000	$59,063,286
February 1 - 28, 2011	147,129	47.26	140,000	52,445,902
March 1 - 31, 2011	207,036	46.58	200,500	43,103,302
Total	467,403	$46.92	442,500

1  During the first quarter of 2011, 24,903 shares were purchased from employees in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The share repurchase program was first announced in July 2001.  As of March 31, 2011, $43.1 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 18, 2011		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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