Form 10-Q
period 2011-06-30
BANK OF HAWAII CORP
filed 2011-07-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

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

Yes ☐  No ☒

As of July 18, 2011, there were 47,119,416 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share amounts)	2011	2010	2011	2010
Interest Income
Interest and Fees on Loans and Leases	$65,542	$71,997	$132,135	$149,268
Income on Investment Securities
Available-for-Sale	23,490	44,989	61,159	88,830
Held-to-Maturity	20,553	1,700	28,186	3,563
Deposits	2	3	-	16
Funds Sold	297	396	548	705
Other	279	277	558	554
Total Interest Income	110,163	119,362	222,586	242,936
Interest Expense
Deposits	4,792	7,930	10,024	16,237
Securities Sold Under Agreements to Repurchase	7,338	6,472	14,379	12,901
Funds Purchased	5	6	11	13
Long-Term Debt	529	1,026	976	2,204
Total Interest Expense	12,664	15,434	25,390	31,355
Net Interest Income	97,499	103,928	197,196	211,581
Provision for Credit Losses	3,600	15,939	8,291	36,650
Net Interest Income After Provision for Credit Losses	93,899	87,989	188,905	174,931
Noninterest Income
Trust and Asset Management	11,427	11,457	23,233	23,165
Mortgage Banking	2,661	3,752	5,783	7,216
Service Charges on Deposit Accounts	9,375	14,856	19,307	28,670
Fees, Exchange, and Other Service Charges	16,662	15,806	31,607	30,310
Investment Securities Gains, Net	-	14,951	6,084	34,972
Insurance	3,210	2,291	5,981	5,006
Other	6,128	5,761	11,390	11,317
Total Noninterest Income	49,463	68,874	103,385	140,656
Noninterest Expense
Salaries and Benefits	46,800	47,500	93,582	92,064
Net Occupancy	10,476	10,154	20,803	20,298
Net Equipment	4,741	4,366	9,439	8,924
Professional Fees	2,294	2,091	4,452	4,083
FDIC Insurance	2,010	3,107	5,254	6,207
Other	27,453	18,700	46,326	36,048
Total Noninterest Expense	93,774	85,918	179,856	167,624
Income Before Provision for Income Taxes	49,588	70,945	112,434	147,963
Provision for Income Taxes	14,440	24,381	34,926	48,663
Net Income	$35,148	$46,564	$77,508	$99,300
Basic Earnings Per Share	$0.74	$0.97	$1.63	$2.07
Diluted Earnings Per Share	$0.74	$0.96	$1.62	$2.05
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	47,428,718	48,080,485	47,638,752	47,997,996
Diluted Weighted Average Shares	47,607,814	48,415,602	47,837,778	48,352,082

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2011	2010
Assets
Interest-Bearing Deposits	$4,796	$3,472
Funds Sold	449,042	438,327
Investment Securities
Available-for-Sale	4,112,601	6,533,874
Held-to-Maturity (Fair Value of $2,566,621 and $134,028)	2,512,024	127,249
Loans Held for Sale	13,157	17,564
Loans and Leases	5,351,473	5,335,792
Allowance for Loan and Lease Losses	(144,976)	(147,358)
Net Loans and Leases	5,206,497	5,188,434
Total Earning Assets	12,298,117	12,308,920
Cash and Noninterest-Bearing Deposits	203,326	165,748
Premises and Equipment	105,785	108,170
Customers’ Acceptances	882	437
Accrued Interest Receivable	40,957	41,151
Foreclosed Real Estate	2,590	1,928
Mortgage Servicing Rights	25,072	25,379
Goodwill	31,517	31,517
Other Assets	452,958	443,537
Total Assets	$13,161,204	$13,126,787

Liabilities
Deposits
Noninterest-Bearing Demand	$2,507,358	$2,447,713
Interest-Bearing Demand	2,023,937	1,871,718
Savings	4,413,390	4,526,893
Time	1,034,349	1,042,671
Total Deposits	9,979,034	9,888,995
Funds Purchased	9,882	9,478
Short-Term Borrowings	6,800	6,200
Securities Sold Under Agreements to Repurchase	1,873,286	1,901,084
Long-Term Debt	30,714	32,652
Banker’s Acceptances	882	437
Retirement Benefits Payable	30,588	30,885
Accrued Interest Payable	5,457	5,007
Taxes Payable and Deferred Taxes	106,244	121,517
Other Liabilities	114,867	119,399
Total Liabilities	12,157,754	12,115,654
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2011 - 57,132,830 / 47,225,303 and December 31, 2010 - 57,115,287 / 48,097,672)	571	570
Capital Surplus	502,777	500,888
Accumulated Other Comprehensive Income	27,778	26,965
Retained Earnings	964,420	932,629
Treasury Stock, at Cost (Shares: June 30, 2011 - 9,907,527 and December 31, 2010 - 9,017,615)	(492,096)	(449,919)
Total Shareholders’ Equity	1,003,450	1,011,133
Total Liabilities and Shareholders’ Equity	$13,161,204	$13,126,787

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Income	Earnings	Stock	Income
Balance as of December 31, 2010	$1,011,133	$570	$500,888	$26,965	$932,629	$(449,919)
Comprehensive Income:
Net Income	77,508	-	-	-	77,508	-	$77,508
Other Comprehensive Income, Net of Tax:
Net Unrealized Losses on Investment Securities,
Net of Reclassification Adjustment	(235)	-	-	(235)	-	-	(235)
Amortization of Net Losses Related to Defined Benefit Plans	1,048	-	-	1,048	-	-	1,048
Total Comprehensive Income							$78,321
Share-Based Compensation	1,360	-	1,360	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (237,619 shares)	7,829	1	529	-	(2,752)	10,051
Common Stock Repurchased (1,109,988 shares)	(52,228)	-	-	-	-	(52,228)
Cash Dividends Paid ($0.90 per share)	(42,965)	-	-	-	(42,965)	-
Balance as of June 30, 2011	$1,003,450	$571	$502,777	$27,778	$964,420	$(492,096)

Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)
Comprehensive Income:
Net Income	99,300	-	-	-	99,300	-	$99,300
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	53,534	-	-	53,534	-	-	53,534
Amortization of Net Losses Related to Defined Benefit Plans	761	-	-	761	-	-	761
Total Comprehensive Income							$153,595
Share-Based Compensation	1,545	-	1,545	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (312,707 shares)	8,532	1	1,219	-	(3,902)	11,214
Common Stock Repurchased (67,493 shares)	(3,280)	-	-	-	-	(3,280)
Cash Dividends Paid ($0.90 per share)	(43,354)	-	-	-	(43,354)	-
Balance as of June 30, 2010	$1,013,011	$570	$497,082	$61,220	$895,565	$(441,426)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2011	2010
Operating Activities
Net Income	$77,508	$99,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	8,291	36,650
Depreciation and Amortization	7,076	6,702
Amortization of Deferred Loan and Lease Fees	(1,330)	(1,147)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	25,416	17,964
Share-Based Compensation	1,360	1,545
Benefit Plan Contributions	(651)	(2,184)
Deferred Income Taxes	(12,455)	(4,975)
Net Gains on Sales of Leases	(602)	(1,614)
Net Gains on Investment Securities	(6,084)	(34,972)
Proceeds from Sales of Loans Held for Sale	234,984	232,574
Originations of Loans Held for Sale	(222,022)	(220,497)
Tax Benefits from Share-Based Compensation	(633)	(1,585)
Net Change in Other Assets and Other Liabilities	(15,030)	(31,441)
Net Cash Provided by Operating Activities	95,828	96,320

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	490,602	846,480
Proceeds from Sales	682,283	618,108
Purchases	(982,759)	(2,006,953)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	110,989	27,731
Purchases	(281,936)	-
Net Change in Loans and Leases	(36,718)	279,973
Premises and Equipment, Net	(4,691)	(4,120)
Net Cash Used in Investing Activities	(22,230)	(238,781)

Financing Activities
Net Change in Deposits	90,039	(85,017)
Net Change in Short-Term Borrowings	(26,794)	463,720
Repayments of Long-Term Debt	-	(50,000)
Tax Benefits from Share-Based Compensation	633	1,585
Proceeds from Issuance of Common Stock	7,334	7,207
Repurchase of Common Stock	(52,228)	(3,280)
Cash Dividends Paid	(42,965)	(43,354)
Net Cash Provided by (Used in) Financing Activities	(23,981)	290,861

Net Change in Cash and Cash Equivalents	49,617	148,400
Cash and Cash Equivalents at Beginning of Period	607,547	555,067
Cash and Cash Equivalents at End of Period	$657,164	$703,467
Supplemental Information
Cash Paid for Interest	$24,279	$33,303
Cash Paid for Income Taxes	48,057	89,949
Non-Cash Investing and Financing Activities:
Reduction In Lease Financing Receivables	2,582	-
Reduction In Long-Term Non-Recourse Debt	1,920	-
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	2,220,814	-
Transfer from Loans to Foreclosed Real Estate	1,159	60
Transfers from Loans to Loans Held for Sale	8,555	8,713

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawaii Corporation and its Subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The Parent’s principal and only operating subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer.  The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security.  Premiums or discounts on investment securities are amortized or accreted as an adjustment of yield using the interest method over the estimated life of the security.  Unrealized holding gains or losses that remain in accumulated other comprehensive income are also amortized or accreted over the estimated life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

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

Future Application of Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of ASU No. 2011-01 only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,016,715	$7,855	$(817)	$1,023,753
Debt Securities Issued by States and Political Subdivisions	127,790	3,174	(280)	130,684
Debt Securities Issued by Corporations	43,063	135	(1)	43,197
Mortgage-Backed Securities Issued by
Government Agencies	2,783,398	55,866	(4,213)	2,835,051
U.S. Government-Sponsored Enterprises	76,385	3,531	-	79,916
Total Mortgage-Backed Securities	2,859,783	59,397	(4,213)	2,914,967
Total	$4,047,351	$70,561	$(5,311)	$4,112,601
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,489	$3,579	$-	$183,068
Mortgage-Backed Securities Issued by
Government Agencies	2,270,256	47,694	(1)	2,317,949
U.S. Government-Sponsored Enterprises	62,279	3,325	-	65,604
Total Mortgage-Backed Securities	2,332,535	51,019	(1)	2,383,553
Total	$2,512,024	$54,598	$(1)	$2,566,621

December 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$536,770	$19,131	$(45)	$555,856
Debt Securities Issued by States and Political Subdivisions	113,715	1,477	(1,583)	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	500	5	-	505
Mortgage-Backed Securities Issued by
Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	-	113,876
Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904
Total	$6,457,151	$109,238	$(32,515)	$6,533,874
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$47,368	$2,959	$-	$50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	-	83,701
Total	$127,249	$6,779	$-	$134,028

During the three months ended March 31, 2011, the Company reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities.  No gains or losses were recognized at the time of reclassification.  Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2011.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

	Amortized
(dollars in thousands)	Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$256,617	$257,384
Due After One Year Through Five Years	746,982	754,351
Due After Five Years Through Ten Years	80,904	82,104
Due After Ten Years	103,065	103,795
	1,187,568	1,197,634
Mortgage-Backed Securities Issued by
Government Agencies	2,783,398	2,835,051
U.S. Government-Sponsored Enterprises	76,385	79,916
Total Mortgage-Backed Securities	2,859,783	2,914,967
Total	$4,047,351	$4,112,601

Held-to-Maturity:
Due After One Year Through Five Years	$179,489	$183,068
Mortgage-Backed Securities Issued by
Government Agencies	2,270,256	2,317,949
U.S. Government-Sponsored Enterprises	62,279	65,604
Total Mortgage-Backed Securities	2,332,535	2,383,553
Total	$2,512,024	$2,566,621

Investment securities with carrying values of $3.2 billion as of June 30, 2011 and December 31, 2010 were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of June 30, 2011 and December 31, 2010, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

There were no sales of investment securities for the three months ended June 30, 2011.  Gross gains on the sales of investment securities were $15.0 million for the three months ended June 30, 2010 and $10.3 million and $35.0 million for the six months ended June 30, 2011 and 2010, respectively.  Gross losses on the sales of investment securities were $4.2 million for the six months ended June 30, 2011 and were not material for the three and six months ended June 30, 2010.  The Company’s sales of available-for-sale investment securities during the six months ended June 30, 2011 were primarily due to management’s ongoing evaluation of the investment securities portfolio in response to established asset/liability management objectives.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$69,999	$(813)	$1,065	$(4)	$71,064	$(817)
Debt Securities Issued by States and Political Subdivisions	28,745	(280)	-	-	28,745	(280)
Debt Securities Issued by Corporations	5,049	(1)	-	-	5,049	(1)
Mortgage-Backed Securities Issued by Government Agencies	479,590	(4,193)	1,527	(21)	481,117	(4,214)
Total	$583,383	$(5,287)	$2,592	$(25)	$585,975	$(5,312)

December 31, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,366	$(36)	$1,204	$(9)	$2,570	$(45)
Debt Securities Issued by States and Political Subdivisions	67,754	(1,583)	-	-	67,754	(1,583)
Mortgage-Backed Securities Issued by Government Agencies	1,662,897	(30,887)	-	-	1,662,897	(30,887)
Total	$1,732,017	$(32,506)	$1,204	$(9)	$1,733,221	$(32,515)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2011, which was comprised of 62 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2011, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

As of June 30, 2011, the carrying value of the Company’s Federal Home Loan Bank stock and Federal Reserve Bank stock was $61.3 million and $18.6 million, respectively.  These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities.  These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$815,912	$772,624
Commercial Mortgage	872,283	863,385
Construction	81,432	80,325
Lease Financing	316,776	334,997
Total Commercial	2,086,403	2,051,331
Consumer
Residential Mortgage	2,130,335	2,094,189
Home Equity	783,582	807,479
Automobile	191,739	209,008
Other [1]	159,414	173,785
Total Consumer	3,265,070	3,284,461
Total Loans and Leases	$5,351,473	$5,335,792

1  Comprised of other revolving credit, installment, and lease financing.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2011.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$87,533	$59,825	$147,358
Loans and Leases Charged-Off	(1,507)	(7,514)	(9,021)
Recoveries on Loans and Leases Previously Charged-Off	443	2,596	3,039
Net Loans and Leases Charged-Off	(1,064)	(4,918)	(5,982)
Provision for Credit Losses	2,516	1,084	3,600
Balance at End of Period	$88,985	$55,991	$144,976
Six Months Ended June 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(3,164)	(13,217)	(16,381)
Recoveries on Loans and Leases Previously Charged-Off	1,065	4,643	5,708
Net Loans and Leases Charged-Off	(2,099)	(8,574)	(10,673)
Provision for Credit Losses	10,107	(1,816)	8,291
Balance at End of Period	$88,985	$55,991	$144,976
As of June 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$-	$3,875	$3,875
Collectively Evaluated for Impairment	88,985	52,116	141,101
Total	$88,985	$55,991	$144,976
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$5,109	$24,348	$29,457
Collectively Evaluated for Impairment	2,081,294	3,240,722	5,322,016
Total	$2,086,403	$3,265,070	$5,351,473

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner.  The Company uses an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories.  Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment.  Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively.  These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Company’s credit quality indicators:

Pass:                                                                                            Loans and leases in all classes within the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan or lease agreement.  Management believes that there is a low likelihood of loss related to those loans and leases that are considered pass.

Special Mention:                              Loans and leases in the classes within the commercial portfolio segment that have potential weaknesses that deserve management’s close attention.  If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease.  The special mention credit quality indicator is not used for classes of loans and leases that are included in the consumer portfolio segment.  Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

Classified:                                                                 Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest.   Residential mortgage and home equity loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection and the current loan-to-value ratio is 60% or less.  Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of up to six months following a loan modification.  Following a period of demonstrated performance in accordance with the modified contractual terms, the loan may be removed from classified status.  Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans and leases are not corrected in a timely manner.

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$776,973	$796,615	$63,255	$287,876	$1,924,719
Special Mention	11,742	26,902	592	24,835	64,071
Classified	27,197	48,766	17,585	4,065	97,613
Total	$815,912	$872,283	$81,432	$316,776	$2,086,403

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,101,968	$780,280	$191,572	$158,536	$3,232,356
Classified	28,367	3,302	167	878	32,714
Total	$2,130,335	$783,582	$191,739	$159,414	$3,265,070
Total Recorded Investment in Loans and Leases					$5,351,473

	December 31, 2010
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$720,618	$775,938	$61,598	$305,967	$1,864,121
Special Mention	18,096	32,055	1,975	26,767	78,893
Classified	33,910	55,392	16,752	2,263	108,317
Total	$772,624	$863,385	$80,325	$334,997	$2,051,331

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,059,012	$804,158	$208,598	$172,762	$3,244,530
Classified	35,177	3,321	410	1,023	39,931
Total	$2,094,189	$807,479	$209,008	$173,785	$3,284,461
Total Recorded Investment in Loans and Leases					$5,335,792

1 Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
June 30, 2011
Commercial
Commercial and Industrial	$ 1,332	$ 718	$ -	$ 1,839	$ 3,889	$ 812,023	$ 815,912	$ 283
Commercial Mortgage	-	-	-	3,290	3,290	868,993	872,283	2,284
Construction	-	-	-	288	288	81,144	81,432	-
Lease Financing	265	-	-	8	273	316,503	316,776	8
Total Commercial	1,597	718	-	5,425	7,740	2,078,663	2,086,403	2,575
Consumer
Residential Mortgage	11,215	6,080	5,854	23,970	47,119	2,083,216	2,130,335	3,067
Home Equity	3,493	1,852	1,147	2,155	8,647	774,935	783,582	468
Automobile	4,223	522	167	-	4,912	186,827	191,739	-
Other [1]	2,874	845	604	16	4,339	155,075	159,414	-
Total Consumer	21,805	9,299	7,772	26,141	65,017	3,200,053	3,265,070	3,535
Total	$ 23,402	$ 10,017	$ 7,772	$ 31,566	$ 72,757	$ 5,278,716	$ 5,351,473	$ 6,110

December 31, 2010
Commercial
Commercial and Industrial	$ 1,807	$ 1,341	$ -	$ 1,642	$ 4,790	$ 767,834	$ 772,624	$ 1,564
Commercial Mortgage	2,100	-	-	3,503	5,603	857,782	863,385	2,415
Construction	-	-	-	288	288	80,037	80,325	-
Lease Financing	82	-	-	19	101	334,896	334,997	19
Total Commercial	3,989	1,341	-	5,452	10,782	2,040,549	2,051,331	3,998
Consumer
Residential Mortgage	8,389	9,045	5,399	28,152	50,985	2,043,204	2,094,189	7,891
Home Equity	4,248	2,420	1,067	2,254	9,989	797,490	807,479	1,041
Automobile	6,046	1,004	410	-	7,460	201,548	209,008	-
Other [1]	1,962	1,145	707	-	3,814	169,971	173,785	-
Total Consumer	20,645	13,614	7,583	30,406	72,248	3,212,213	3,284,461	8,932
Total	$ 24,634	$ 14,955	$ 7,583	$ 35,858	$ 83,030	$ 5,252,762	$ 5,335,792	$ 12,930

1  Comprised of other revolving credit, installment, and lease financing.

2  Represents nonaccrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,601	$5,451	$-
Commercial Mortgage	3,220	4,250	-
Construction	288	288	-
Total Commercial	5,109	9,989	-
Total Impaired Loans with No Related Allowance Recorded	$5,109	$9,989	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,336	$1,336	$160
Commercial Mortgage	308	611	69
Total Commercial	1,644	1,947	229
Consumer
Residential Mortgage	24,348	27,999	3,875
Home Equity	21	21	1
Automobile	5,747	5,747	101
Other [1]	632	632	55
Total Consumer	30,748	34,399	4,032
Total Impaired Loans with an Allowance Recorded	$32,392	$36,346	$4,261

Impaired Loans:
Commercial	$6,753	$11,936	$229
Consumer	30,748	34,399	4,032
Total Impaired Loans	$37,501	$46,335	$4,261

December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,564	$5,414	$-
Commercial Mortgage	3,377	4,407	-
Total Commercial	4,941	9,821	-
Total Impaired Loans with No Related Allowance Recorded	$4,941	$9,821	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,156	$5,156	$927
Commercial Mortgage	442	745	99
Construction	288	288	65
Total Commercial	5,886	6,189	1,091
Consumer
Residential Mortgage	21,058	24,709	2,919
Home Equity	21	21	1
Automobile	5,845	5,845	137
Other [1]	282	282	22
Total Consumer	27,206	30,857	3,079
Total Impaired Loans with an Allowance Recorded	$33,092	$37,046	$4,170

Impaired Loans:
Commercial	$10,827	$16,010	$1,091
Consumer	27,206	30,857	3,079
Total Impaired Loans	$38,033	$46,867	$4,170

1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,329	$-	$1,407	$-
Commercial Mortgage	3,272	-	3,307	-
Construction	288	-	192	-
Total Commercial	4,889	-	4,906	-
Total Impaired Loans with No Related Allowance Recorded	$4,889	$-	$4,906	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,807	$21	$3,590	$89
Commercial Mortgage	324	5	363	9
Construction	-	-	96	-
Total Commercial	3,131	26	4,049	98
Consumer
Residential Mortgage	23,595	95	22,749	174
Home Equity	21	-	21	-
Automobile	5,796	145	5,812	288
Other [1]	600	8	494	14
Total Consumer	30,012	248	29,076	476
Total Impaired Loans with an Allowance Recorded	$33,143	$274	$33,125	$574

Impaired Loans:
Commercial	$8,020	$26	$8,955	$98
Consumer	30,012	248	29,076	476
Total Impaired Loans	$38,032	$274	$38,031	$574

1  Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.2 billion as of June 30, 2011 and December 31, 2010.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.1 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2011 and 2010, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$9,692	$14,807	$10,226	$15,332
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(553)	(554)	(487)	(646)
Due to Paydowns and Other [2]	(287)	(413)	(887)	(846)
Total Changes in Fair Value of Mortgage Servicing Rights	(840)	(967)	(1,374)	(1,492)
Balance at End of Period	$8,852	$13,840	$8,852	$13,840

1  Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

2  Principally represents changes due to loan payoffs.

For the three and six months ended June 30, 2011 and 2010, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$16,227	$11,275	$15,153	$10,638
Servicing Rights that Resulted From Asset Transfers	473	896	1,962	1,841
Amortization	(480)	(365)	(895)	(673)
Balance at End of Period	$16,220	$11,806	$16,220	$11,806

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$22,661	$16,453	$20,340	$14,853
End of Period	$21,483	$15,044	$21,483	$15,044

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Weighted-Average Constant Prepayment Rate [1]	13.31%	13.71%
Weighted-Average Life (in years)	6.06	5.90
Weighted-Average Note Rate	4.94%	5.02%
Weighted-Average Discount Rate [2]	7.19%	7.29%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2011 and December 31, 2010 is presented in the following table.

	June 30,	December 31,
(dollars in thousands)	2011	2010
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(337)	$(338)
Decrease in fair value from 50 bps adverse change	(667)	(671)
Discount Rate
Decrease in fair value from 25 bps adverse change	(423)	(421)
Decrease in fair value from 50 bps adverse change	(836)	(830)

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

As of June 30, 2011, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$41,000
2 to 30 Days	258,594
31 to 90 Days	807,005
Over 90 Days	766,687
Total	$1,873,286

Note 6.  Comprehensive Income

The following table presents the components of comprehensive income for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2011
Net Income	$49,588	$14,440	$35,148
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	33,440	13,289	20,151
Reclassification of Investment Securities Net Gains
Realized in Net Income	(1,431)	(545)	(886)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	32,009	12,744	19,265
Amortization of Net Losses Related to Defined Benefit Plans	777	200	577
Change in Accumulated Other Comprehensive Income	32,786	12,944	19,842
Total Comprehensive Income	$82,374	$27,384	$54,990

Three Months Ended June 30, 2010
Net Income	$70,945	$24,381	$46,564
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	85,443	33,596	51,847
Reclassification of Investment Securities Net Gains
Realized in Net Income	(14,951)	(5,881)	(9,070)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	70,492	27,715	42,777
Amortization of Net Losses Related to Defined Benefit Plans	595	215	380
Change in Accumulated Other Comprehensive Income	71,087	27,930	43,157
Total Comprehensive Income	$142,032	$52,311	$89,721

Six Months Ended June 30, 2011
Net Income	$112,434	$34,926	$77,508
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	7,819	3,107	4,712
Reclassification of Investment Securities Net Gains
Realized in Net Income	(8,132)	(3,185)	(4,947)
Net Unrealized Losses on Investment Securities,
Net of Reclassification Adjustment	(313)	(78)	(235)
Amortization of Net Losses Related to Defined Benefit Plans	1,554	506	1,048
Change in Accumulated Other Comprehensive Income	1,241	428	813
Total Comprehensive Income	$113,675	$35,354	$78,321

Six Months Ended June 30, 2010
Net Income	$147,963	$48,663	$99,300
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	125,426	51,199	74,227
Reclassification of Investment Securities Net Gains
Realized in Net Income	(34,972)	(14,279)	(20,693)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	90,454	36,920	53,534
Amortization of Net Losses Related to Defined Benefit Plans	1,189	428	761
Change in Accumulated Other Comprehensive Income	91,643	37,348	54,295
Total Comprehensive Income	$239,606	$86,011	$153,595

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive shares outstanding for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Denominator for Basic Earnings Per Share	47,428,718	48,080,485	47,638,752	47,997,996
Dilutive Effect of Stock Options	166,670	326,553	179,837	327,528
Dilutive Effect of Restricted Stock	12,426	8,564	19,189	26,558
Denominator for Diluted Earnings Per Share	47,607,814	48,415,602	47,837,778	48,352,082

Antidilutive Shares Outstanding	217,209	256,702	217,209	279,472

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products.  Products and services from Retail Banking are delivered to customers through 71 Hawaii branch locations, 508 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2011 and 2010 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended June 30, 2011
Net Interest Income	$43,890	$34,686	$3,792	$15,131	$97,499
Provision for Credit Losses	5,585	397	-	(2,382)	3,600
Net Interest Income After Provision for Credit Losses	38,305	34,289	3,792	17,513	93,899
Noninterest Income	21,697	9,741	15,234	2,791	49,463
Noninterest Expense	(52,345)	(24,159)	(15,043)	(2,227)	(93,774)
Income Before Provision for Income Taxes	7,657	19,871	3,983	18,077	49,588
Provision for Income Taxes	(2,833)	(6,974)	(1,474)	(3,159)	(14,440)
Net Income	$4,824	$12,897	$2,509	$14,918	$35,148
Total Assets as of June 30, 2011	$3,058,041	$2,266,089	$221,347	$7,615,727	$13,161,204

Three Months Ended June 30, 2010
Net Interest Income	$48,246	$36,319	$4,215	$15,148	$103,928
Provision for Credit Losses	9,871	6,206	(127)	(11)	15,939
Net Interest Income After Provision for Credit Losses	38,375	30,113	4,342	15,159	87,989
Noninterest Income	25,806	11,697	14,310	17,061	68,874
Noninterest Expense	(43,436)	(24,977)	(15,553)	(1,952)	(85,918)
Income Before Provision for Income Taxes	20,745	16,833	3,099	30,268	70,945
Provision for Income Taxes	(7,676)	(6,322)	(1,147)	(9,236)	(24,381)
Net Income	$13,069	$10,511	$1,952	$21,032	$46,564
Total Assets as of June 30, 2010	$3,156,403	$2,326,589	$312,676	$7,060,177	$12,855,845

Six Months Ended June 30, 2011
Net Interest Income	$88,314	$69,689	$7,655	$31,538	$197,196
Provision for Credit Losses	10,628	209	(140)	(2,406)	8,291
Net Interest Income After Provision for Credit Losses	77,686	69,480	7,795	33,944	188,905
Noninterest Income	41,817	18,798	30,284	12,486	103,385
Noninterest Expense	(96,244)	(48,581)	(30,447)	(4,584)	(179,856)
Income Before Provision for Income Taxes	23,259	39,697	7,632	41,846	112,434
Provision for Income Taxes	(8,606)	(13,806)	(2,824)	(9,690)	(34,926)
Net Income	$14,653	$25,891	$4,808	$32,156	$77,508
Total Assets as of June 30, 2011	$3,058,041	$2,266,089	$221,347	$7,615,727	$13,161,204

Six Months Ended June 30, 2010
Net Interest Income	$97,551	$77,446	$8,538	$28,046	$211,581
Provision for Credit Losses	25,227	11,347	88	(12)	36,650
Net Interest Income After Provision for Credit Losses	72,324	66,099	8,450	28,058	174,931
Noninterest Income	49,273	21,715	29,337	40,331	140,656
Noninterest Expense	(85,769)	(48,839)	(29,598)	(3,418)	(167,624)
Income Before Provision for Income Taxes	35,828	38,975	8,189	64,971	147,963
Provision for Income Taxes	(13,256)	(14,321)	(3,031)	(18,055)	(48,663)
Net Income	$22,572	$24,654	$5,158	$46,916	$99,300
Total Assets as of June 30, 2010	$3,156,403	$2,326,589	$312,676	$7,060,177	$12,855,845

Note 9.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and six months ended June 30, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010
Three Months Ended June 30,
Service Cost	$-	$-	$123	$117
Interest Cost	1,305	1,294	359	440
Expected Return on Plan Assets	(1,612)	(1,642)	-	-
Amortization of:
Prior Service Credit	-	-	(53)	(53)
Net Actuarial Losses (Gains)	830	724	-	(76)
Net Periodic Benefit Cost	$523	$376	$429	$428

Six Months Ended June 30,
Service Cost	$-	$-	$246	$234
Interest Cost	2,610	2,588	719	879
Expected Return on Plan Assets	(3,225)	(3,284)	-	-
Amortization of:
Prior Service Credit	-	-	(106)	(106)
Net Actuarial Losses (Gains)	1,661	1,447	(1)	(152)
Net Periodic Benefit Cost	$1,046	$751	$858	$855

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2011, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans.  For the three and six months ended June 30, 2011, the Company contributed $0.2 million and $0.4 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.5 million to the postretirement benefit plan for the year ending December 31, 2011.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$681	$31	$1,531	$1,648
Forward Commitments	171	45	3,114	155
Interest Rate Swap Agreements	26,637	26,855	25,982	26,197
Foreign Exchange Contracts	223	22	264	106
Total	$27,712	$26,953	$30,891	$28,106

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three and six months ended June 30, 2011 and 2010:

	Location of Net Gains	Three Months Ended		Six Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	June 30,		June 30,
as Hedging Instruments (dollars in thousands)	Statements of Income	2011	2010	2011	2010
Interest Rate Lock Commitments	Mortgage Banking	$1,908	$4,886	$3,389	$7,245
Forward Commitments	Mortgage Banking	(341)	(1,689)	(105)	(2,008)
Interest Rate Swap Agreements	Other Noninterest Income	339	(41)	367	113
Foreign Exchange Contracts	Other Noninterest Income	743	667	1,640	1,413
Total		$2,649	$3,823	$5,291	$6,763

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

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of June 30, 2011 and December 31, 2010, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into interest rate lock commitments for residential mortgage loans that the Company intends to sell in the secondary market.  Interest rate exposure from interest rate lock commitments is economically hedged with forward commitments for the future sale of residential mortgage loans.  The interest rate lock commitments and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of interest rate lock commitments and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation.  Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds.  As of June 30, 2011, the Company had net liability positions with its financial institution counterparties totaling $26.9 million.  The collateral posted by the Company for these net liability positions was not material.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features relating to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  The Company maintains debt ratings and capital levels that exceed these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Credit Commitments

The Company’s credit commitments as of June 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Unfunded Commitments to Extend Credit	$1,822,387	$1,875,459
Standby Letters of Credit	90,190	97,708
Commercial Letters of Credit	24,335	24,658
Total Credit Commitments	$1,936,912	$1,997,825

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of June 30, 2011 and December 31, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of interest rate lock commitments are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio.  The fall-out ratio is derived from the Bank’s internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close.  Interest rate lock commitments are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the London Interbank Offered Rate (“LIBOR”) swap curve, effective date, maturity date, notional amount, and stated interest rate.  Interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment are required.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract-specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

The Company is exposed to credit risk if borrowers or counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with borrowers and counterparties that carry high-quality credit ratings.  Credit risk associated with borrowers or counterparties as well as the Company’s non-performance risk is factored into the determination of the fair value of derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$933,539	$90,214	$-	$1,023,753
Debt Securities Issued by States and Political Subdivisions	-	130,684	-	130,684
Debt Securities Issued by Corporations	-	43,197	-	43,197
Mortgage-Backed Securities Issued by
Government Agencies	-	2,835,051	-	2,835,051
U.S. Government-Sponsored Enterprises	-	79,916	-	79,916
Total Mortgage-Backed Securities	-	2,914,967	-	2,914,967
Total Investment Securities Available-for-Sale	933,539	3,179,062	-	4,112,601
Mortgage Servicing Rights	-	-	8,852	8,852
Other Assets	11,863	-	-	11,863
Net Derivative Assets and Liabilities	-	327	432	759
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011	$945,402	$3,179,389	$9,284	$4,134,075

December 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$553,894	$1,962	$-	$555,856
Debt Securities Issued by States and Political Subdivisions	-	113,609	-	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	505	-	505
Mortgage-Backed Securities Issued by
Government Agencies	-	5,750,028	-	5,750,028
U.S. Government-Sponsored Enterprises	-	113,876	-	113,876
Total Mortgage-Backed Securities	-	5,863,904	-	5,863,904
Total Investment Securities Available-for-Sale	553,894	5,979,980	-	6,533,874
Mortgage Servicing Rights	-	-	10,226	10,226
Other Assets	10,851	-	-	10,851
Net Derivative Assets and Liabilities	-	3,117	(332)	2,785
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010	$564,745	$5,983,097	$9,894	$6,557,736

For the three and six months ended June 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2011
Balance as of April 1, 2011	$9,692	$606	$10,298
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(840)	1,877	1,037
Transfers to Loans Held for Sale	-	(2,051)	(2,051)
Balance as of June 30, 2011	$8,852	$432	$9,284
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2011	$(553)	$432	$(121)

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2010
Balance as of April 1, 2010	$14,807	$337	$15,144
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(967)	4,800	3,833
Transfers to Loans Held for Sale	-	(3,130)	(3,130)
Balance as of June 30, 2010	$13,840	$2,007	$15,847
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2010	$(554)	$2,007	$1,453

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Six Months Ended June 30, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,374)	3,386	2,012
Transfers to Loans Held for Sale	-	(2,622)	(2,622)
Balance as of June 30, 2011	$8,852	$432	$9,284
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2011	$(487)	$432	$(55)

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Six Months Ended June 30, 2010
Balance as of January 1, 2010	$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,492)	7,144	5,652
Transfers to Loans Held for Sale	-	(4,957)	(4,957)
Balance as of June 30, 2010	$13,840	$2,007	$15,847
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2010	$(646)	$2,007	$1,361

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of June 30, 2011 and December 31, 2010, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Loans Held for Sale

Loans held for sale were comprised of residential mortgage loans originated for sale in the secondary market.  The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

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

The following presents the carrying amount and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$2,512,024	$2,566,621	$127,249	$134,028
Loans Held for Sale	13,157	13,157	17,564	17,575
Loans [1]	4,849,733	5,109,927	4,861,643	5,115,355
Financial Instruments - Liabilities
Deposits	9,979,034	9,989,320	9,888,995	9,901,009
Long-Term Debt [2]	21,786	22,412	23,707	24,590

1  Comprised of loans, net of unearned income and the allowance for loan losses.

2  Excludes capitalized lease obligations.

Note 13.  Subsequent Events

Litigation

On February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  The lawsuit is similar to industry lawsuits filed against other financial institutions pertaining to overdraft fee debit card transactions.  On July 15, 2011, the Company reached a tentative settlement with the plaintiffs subject to documentation and court approvals.  The tentative settlement provides for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  As of June 30, 2011, the $9.0 million tentative settlement amount was fully accrued for by the Company.

Partial Recovery on a Previously Charged-Off Leveraged Lease

In July 2011, the Company received a $3.4 million partial recovery on a previously charged-off leveraged lease.  Management will include the recovery in the assessment of the overall adequacy of the Allowance as of September 30, 2011.

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

The Bank, directly and through its subsidiaries, provides a broad range of financial services to businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiaries that are consolidated for financial reporting purposes.

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

Hawaii Economy

Hawaii’s economy continued to improve during the second quarter of 2011 due to increasing visitor arrivals and spending.  For the first five months of 2011, visitor arrivals increased 6.7% and visitor spending rose 15.3% compared to the same period in 2010.  As expected, Japanese visitor arrivals and spending decreased following the March 2011 natural disasters in Japan.  However, this was more than offset by continued strong visitor arrivals and spending from the U.S. Mainland and Canada.  Hotel occupancy and revenue per available room have also continued to show signs of improvement.  Overall, state job growth has begun to stabilize as the statewide seasonally-adjusted unemployment rate declined to 6.0% at the end of June 2011.  The volume and median price for single-family home sales on Oahu was lower for the first six months of 2011 compared to the same period in 2010.  The housing market on Oahu remains stable, while the market on Hawaiian islands other than Oahu shows some weakness.

Earnings Summary

For the second quarter of 2011, net income was $35.1 million, a decrease of $11.4 million or 25% compared to the same period in 2010.  Diluted earnings per share were $0.74 per share, a decrease of $0.22 per share compared to the same period in 2010.  Lower net income for the second quarter of 2011 was primarily due to the following:

•                  We did not sell any investment securities in the second quarter of 2011.  Net realized investment securities gains were $15.0 million in the second quarter of 2010.

•                  Net interest income was $97.5 million for the second quarter of 2011, a decrease of $6.4 million or 6% compared to the same period in 2010.  The decrease in net interest income was primarily due to lower yields and average balances related to our loan and lease portfolio.  This was partially offset by lower rates paid on our deposit products.

•                  Overdraft fees were $5.1 million for the second quarter of 2011, a decrease of $5.0 million or 50% compared to the same period in 2010.  This decrease was primarily due to the Federal Reserve Board’s amendments to Regulation E which prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).   Also contributing to the decrease in overdraft fees was the result of several processing changes implemented in the first quarter of 2011.

•                  Other noninterest expense was $27.5 million for the second quarter of 2011, an increase of $8.8 million or 47% compared to the same period in 2010.  On July 15, 2011, we reached a tentative settlement relating to an overdraft litigation matter.  We fully accrued for the $9.0 million tentative settlement amount in the second quarter of 2011.  See Note 13 to the Consolidated Financial Statements for more information.

The impact of these items was partially offset by a lower provision for credit losses (the “Provision”) in the second quarter of 2011 compared to the same period in 2010.  The Provision was $3.6 million in the second quarter of 2011, a decrease of $12.3 million or 77% compared to the same period in 2010.  Consistent with improvements in our credit quality, the Provision was $2.4 million less than net charge-offs of loans and leases in the second quarter of 2011.

For the first six months of 2011, net income was $77.5 million, a decrease of $21.8 million or 22% compared to the same period in 2010.  Diluted earnings per share were $1.62 per share, a decrease of $0.43 per share compared to the same period in 2010.  Our lower net income for the first six months of 2011 was primarily due to the following:

•                  Net realized investment securities gains were $6.1 million for the first six months of 2011, a decrease of $28.9 million or 83% compared to the same period in 2010.

•                  Net interest income was $197.2 million for the first six months of 2011, a decrease of $14.4 million or 7% compared to the same period in 2010.  Given the current economic environment, we have maintained discipline in our loan underwriting and deposit pricing and have also invested conservatively.

•                  Overdraft fees were $10.2 million for the first six months of 2011, a decrease of $8.6 million or 45% compared to the same period in 2010.  As noted above, we have been adversely impacted by the amendments to Regulation E.

•                  Other noninterest expense was $46.3 million for the first six months of 2011, an increase of $10.3 million or 29% compared to the same period in 2010.  This increase includes an accrual of $9.0 million related to the tentative settlement of litigation relating to overdraft fees.  See Note 13 to the Consolidated Financial Statements for more information.

The impact of these items was partially offset by a lower Provision for the first six months of 2011 compared to the same period in 2010.  The Provision was $8.3 million for the first six months of 2011, a decrease of $28.4 million or 77% compared to the same period in 2010.  The lower Provision for the first six months of 2011 was consistent with lower trending levels of non-performing assets and net charge-offs of loans and leases.

Hawaii’s economy continues to show signs of recovery.  However, we remain cautious about the slow pace of economic recovery on the U.S. Mainland.  We continue to monitor regulatory changes and the associated costs of compliance. We also expect increased pressure on fee-based revenues in future periods.  During the second quarter of 2011, we continued to maintain a strong balance sheet with adequate reserves for credit losses and high levels of liquidity and capital.

•                  The allowance for loan and lease losses (the “Allowance”) was $145.0 million or 2.71% of total loans and leases outstanding as of June 30, 2011, compared with an Allowance of $147.4 million or 2.76% of total loans and leases outstanding as of December 31, 2010.

•                  Total deposits were $10.0 billion as of June 30, 2011, an increase of $90.0 million from December 31, 2010.  Our strong brand continues to play a key role in new account acquisitions.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of June 30, 2011, the total carrying value of our investment securities portfolio was $6.6 billion.  During the first six months of 2011, we reduced our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”).  We re-invested these proceeds primarily into U. S. Treasury notes in an effort to further reduce the average duration and manage extension risk of our portfolio.

•                  In the first quarter of 2011, we reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  The reclassification was made based upon our intent and ability to hold these securities to maturity.

•                  Our capital levels remained strong during the second quarter of 2011.  Shareholders’ equity was $1.0 billion as of June 30, 2011, relatively unchanged from December 31, 2010.  We also continued our share repurchases in the second quarter of 2011, repurchasing 636,350 shares of our common stock at an average cost of $47.15 per share.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
For the Period:
Operating Results
Net Interest Income	$97,499	$103,928	$197,196	$211,581
Provision for Credit Losses	3,600	15,939	8,291	36,650
Total Noninterest Income	49,463	68,874	103,385	140,656
Total Noninterest Expense	93,774	85,918	179,856	167,624
Net Income	35,148	46,564	77,508	99,300
Basic Earnings Per Share	0.74	0.97	1.63	2.07
Diluted Earnings Per Share	0.74	0.96	1.62	2.05
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.09%	1.48%	1.21%	1.60%
Return on Average Shareholders' Equity	13.86	19.01	15.36	20.73
Efficiency Ratio [1]	63.81	49.72	59.84	47.59
Operating Leverage [2]	(21.25)	(11.10)	(34.61)	20.98
Net Interest Margin [3]	3.16	3.51	3.20	3.61
Dividend Payout Ratio [4]	60.81	46.39	55.21	43.48
Average Shareholders' Equity to Average Assets	7.84	7.79	7.85	7.73

Average Balances
Average Loans and Leases	$5,326,123	$5,522,423	$5,318,993	$5,604,218
Average Assets	12,967,232	12,603,233	12,966,437	12,491,132
Average Deposits	9,790,349	9,387,621	9,831,809	9,389,110
Average Shareholders' Equity	1,016,813	982,233	1,017,795	965,745

Market Price Per Share of Common Stock
Closing	$46.52	$48.35	$46.52	$48.35
High	49.26	54.10	49.26	54.10
Low	44.90	45.00	44.32	41.60

			June 30,	December 31,
			2011	2010
As of Period End:
Balance Sheet Totals
Loans and Leases			$5,351,473	$5,335,792
Total Assets			13,161,204	13,126,787
Total Deposits			9,979,034	9,888,995
Long-Term Debt			30,714	32,652
Total Shareholders' Equity			1,003,450	1,011,133

Asset Quality
Allowance for Loan and Lease Losses			$144,976	$147,358
Non-Performing Assets			34,156	37,786

Financial Ratios
Allowance to Loans and Leases Outstanding			2.71%	2.76%
Tier 1 Capital Ratio			17.96	18.28
Total Capital Ratio			19.23	19.55
Tier 1 Leverage Ratio			7.07	7.15
Total Shareholders' Equity to Total Assets			7.62	7.70
Tangible Common Equity to Tangible Assets [5]			7.40	7.48
Tangible Common Equity to Risk-Weighted Assets [5]			18.95	19.29

Non-Financial Data
Full-Time Equivalent Employees			2,405	2,399
Branches and Offices			82	82
ATMs			508	502

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]

Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes. Measures for the three months ended June 30, 2011 and 2010 are presented on a linked quarter basis.

[3]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[4]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
[5]

Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the GAAP to Non-GAAP reconciliation - Table 20 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis										Table 2
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010			June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.3	$-	0.15%	$5.3	$-	0.17%	$4.7	$-	0.02%	$5.6	$-	0.56%
Funds Sold	518.4	0.3	0.23	586.8	0.4	0.27	488.0	0.6	0.22	525.2	0.7	0.27
Investment Securities
Available-for-Sale	4,061.4	23.9	2.35	5,531.2	45.2	3.27	4,849.8	61.9	2.56	5,386.9	89.3	3.32
Held-to-Maturity	2,418.0	20.6	3.40	160.2	1.7	4.25	1,663.6	28.2	3.39	167.1	3.6	4.26
Loans Held for Sale	11.5	0.1	3.25	8.5	0.1	4.46	10.0	0.2	4.26	8.7	0.6	14.27
Loans and Leases [1]
Commercial and Industrial	772.4	7.8	4.02	765.5	7.9	4.12	774.1	15.6	4.07	776.9	18.1	4.69
Commercial Mortgage	890.9	10.8	4.87	826.2	10.5	5.10	871.2	21.2	4.90	832.1	21.0	5.10
Construction	79.3	1.0	5.24	100.3	1.3	5.28	80.0	2.0	5.14	104.1	2.7	5.13
Commercial Lease Financing	329.5	2.3	2.79	400.8	3.0	2.95	331.5	4.6	2.77	404.1	6.3	3.14
Residential Mortgage	2,113.3	27.7	5.25	2,109.1	29.9	5.66	2,107.0	56.3	5.34	2,134.7	60.8	5.70
Home Equity	785.3	9.5	4.83	875.8	10.9	5.01	790.6	19.1	4.87	892.5	22.2	5.01
Automobile	192.8	3.3	6.92	249.4	4.7	7.63	197.9	6.9	7.03	260.9	9.9	7.68
Other [2]	162.6	3.0	7.50	195.3	3.7	7.63	166.7	6.2	7.52	198.9	7.6	7.70
Total Loans and Leases	5,326.1	65.4	4.92	5,522.4	71.9	5.22	5,319.0	131.9	4.98	5,604.2	148.6	5.33
Other	79.9	0.3	1.40	79.8	0.3	1.39	79.9	0.6	1.40	79.8	0.6	1.39
Total Earning Assets [3]	12,420.6	110.6	3.56	11,894.2	119.6	4.03	12,415.0	223.4	3.61	11,777.5	243.4	4.15
Cash and Noninterest-
Bearing Deposits	129.3			221.0			131.9			225.4
Other Assets	417.3			488.0			419.5			488.2
Total Assets	$12,967.2			$12,603.2			$12,966.4			$12,491.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,769.6	0.2	0.04	$1,659.8	0.3	0.06	$1,787.2	0.4	0.04	$1,660.8	0.5	0.07
Savings	4,523.0	1.9	0.17	4,477.8	4.2	0.38	4,529.9	4.1	0.18	4,456.1	8.7	0.39
Time	1,009.5	2.7	1.07	1,093.0	3.4	1.24	1,027.6	5.5	1.08	1,114.7	7.0	1.27
Total Interest-Bearing Deposits	7,302.1	4.8	0.26	7,230.6	7.9	0.44	7,344.7	10.0	0.28	7,231.6	16.2	0.45
Short-Term Borrowings	16.2	-	0.13	17.7	-	0.13	16.6	-	0.13	23.2	-	0.11
Securities Sold Under
Agreements to Repurchase	1,862.4	7.4	1.56	1,785.2	6.5	1.44	1,812.2	14.4	1.58	1,659.2	12.9	1.55
Long-Term Debt	32.6	0.5	6.49	74.4	1.0	5.52	32.6	1.0	5.99	82.3	2.2	5.37
Total Interest-Bearing
Liabilities	9,213.3	12.7	0.55	9,107.9	15.4	0.68	9,206.1	25.4	0.55	8,996.3	31.3	0.70
Net Interest Income		$97.9			$104.2			$198.0			$212.1
Interest Rate Spread			3.01%			3.35%			3.06%			3.45%
Net Interest Margin[4]			3.16%			3.51%			3.20%			3.61%
Noninterest-Bearing
Demand Deposits	2,488.2			2,157.0			2,487.0			2,157.5
Other Liabilities	248.9			356.1			255.5			371.6
Shareholders’ Equity	1,016.8			982.2			1,017.8			965.7
Total Liabilities and
Shareholders’ Equity	$12,967.2			$12,603.2			$12,966.4			$12,491.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis.  Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $395,000 and $237,000 for the three months ended June 30, 2011 and 2010, respectively, and $778,000 and $476,000 for the six months ended June 30, 2011 and 2010, respectively.

[4]	Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis			Table 3
	Six Months Ended June 30, 2011
	Compared to June 30, 2010
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$-	$(0.1)	$(0.1)
Investment Securities
Available-for-Sale	(8.3)	(19.1)	(27.4)
Held-to-Maturity	25.5	(0.9)	24.6
Loans Held for Sale	0.1	(0.5)	(0.4)
Loans and Leases
Commercial and Industrial	(0.1)	(2.4)	(2.5)
Commercial Mortgage	1.0	(0.8)	0.2
Construction	(0.7)	-	(0.7)
Commercial Lease Financing	(1.0)	(0.7)	(1.7)
Residential Mortgage	(0.8)	(3.7)	(4.5)
Home Equity	(2.5)	(0.6)	(3.1)
Automobile	(2.2)	(0.8)	(3.0)
Other [2]	(1.2)	(0.2)	(1.4)
Total Loans and Leases	(7.5)	(9.2)	(16.7)
Total Change in Interest Income	9.8	(29.8)	(20.0)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(0.2)	(0.1)
Savings	0.1	(4.7)	(4.6)
Time	(0.5)	(1.0)	(1.5)
Total Interest-Bearing Deposits	(0.3)	(5.9)	(6.2)
Securities Sold Under Agreements to Repurchase	1.2	0.3	1.5
Long-Term Debt	(1.4)	0.2	(1.2)
Total Change in Interest Expense	(0.5)	(5.4)	(5.9)

Change in Net Interest Income	$10.3	$(24.4)	$(14.1)

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

Net interest income, on a taxable equivalent basis, decreased by $6.3 million or 6% in the second quarter of 2011 and by $14.0 million or 7% for the first six months of 2011 compared to the same periods in 2010 primarily due to lower yields on our earning assets.  Our net interest margin decreased by 35 basis points in the second quarter of 2011 and by 41 basis points for the first six months of 2011 compared to the same periods in 2010.

Yields on our earning assets decreased by 47 basis points in the second quarter of 2011 and by 54 basis points for the first six months of 2011 compared to the same periods in 2010, due to generally lower interest rates, declining levels of loans and leases, and a higher level of lower-yielding investment securities.  Yields on our available-for-sale investment securities decreased by 92 basis points in the second quarter of 2011 and by 76 basis points for the first six months of 2011 compared to the same periods in 2010. Also contributing to the decline in yields on our earning assets in 2011 were lower yields in nearly every category of loans and leases.  Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our savings deposits decreased by 21 basis points both in the second quarter and for the first six months of 2011 compared to the same periods in 2010.

Average balances of our earning assets increased by $526.4 million or 4% in the second quarter of 2011 compared to the same period in 2010, primarily due to a $787.9 million increase in our investment securities portfolios.  We invested our excess liquidity primarily in debt securities issued by the U.S. Treasury and in mortgage-backed securities issued by government agencies.  Average balances of our debt securities issued by the U.S. Treasury increased by $450.7 million and average balances of our mortgage-backed securities issued by government agencies increased by $427.9 million in the second quarter of 2011 compared to the same period in 2010.  Partially offsetting the increase in our investment securities portfolios was a $196.3 million or 4% decrease in our average loan and lease balances due to continued paydowns along with weak demand for new lending opportunities.  Average balances of our earning assets increased by $637.5 million or 5% for the first six months of 2011 compared to the same period in 2010, primarily due to a $959.4 million increase in our investment securities portfolios.   As noted above, we invested our excess liquidity conservatively into mortgage-backed securities issued by government agencies.  This was partially offset by a $285.2 million or 5% decrease in our average loan and lease balances due to continued paydowns along with weak demand for new lending opportunities.

Average balances of our interest-bearing liabilities increased by $105.4 million or 1% in the second quarter of 2011 and by $209.8 million or 2% for the first six months of 2011 compared to the same periods in 2010, primarily due to an increase in average balances in our interest-bearing deposits and securities sold under agreements to repurchase.  Average balances in our interest-bearing demand deposits increased by $109.9 million or 7% in the second quarter of 2011 and by $126.4 million or 8% for the first six months of 2011 compared to the same periods in 2010.  The increase in average balances in our interest-bearing demand deposits was partially offset by a decrease in our average time deposit balances by $83.5 million or 8% in the second quarter of 2011 and by $87.0 million or 8% for the first six months of 2011 compared to the same periods in 2010 as some customers moved their deposits to more liquid savings products.  Average balances in our securities sold under agreements to repurchase increased by $77.2 million or 4% in the second quarter of 2011 and by $152.9 million or 9% for the first six months of 2011 compared to the same periods in 2010 primarily due to new placements to accommodate local government entities.  These increases were partially offset by a decrease in average long-term debt due to the maturity of a $50.0 million advance from the Federal Home Loan Bank of Seattle in the second quarter of 2010.  Average long-term debt decreased by $41.8 million or 56% in second quarter of 2011 and by $49.7 million or 60% for the first six months of 2011 compared to the same periods in 2010.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $3.6 million in the second quarter of 2011 and $8.3 million for the first six months of 2011 compared to a Provision of $15.9 million in the second quarter of 2010 and $36.7 million for the first six months of 2010.  The lower Provision recorded in the second quarter of 2011 and for the first six months of 2011 was reflective of a Hawaii economy which continued to show signs of recovery as well as lower levels of net charge-offs and non-performing assets.  For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $19.4 million or 28% in the second quarter of 2011 and by $37.3 million or 27% for the first six months of 2011 compared to the same periods in 2010.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.2 billion as of June 30, 2011, $10.1 billion as of December 31, 2010, and $9.5 billion as of June 30, 2010.  Trust and asset management income remained relatively unchanged in the second quarter and the first six months of 2011 compared to the same periods in 2010.  We experienced an increase in agency and trust fees primarily due to higher market values of assets under management and higher fee rates for assets previously invested in our proprietary mutual funds, which were sold/liquidated in July 2010.  However, this increase was offset by a decrease in mutual fund management fees due to the sale/liquidation of our proprietary mutual funds noted above.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $1.1 million or 29% in the second quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $1.6 million decrease in net gains related to the fair value of mortgage-related derivative financial instruments, partially offset by a $0.4 million increase in net gains on the sale of residential mortgage loans.  Residential mortgage loan originations were $156.1 million in the second quarter of 2011, an increase of $11.3 million or 8% compared to the same period in 2010.  Residential mortgage loan sales were $51.9 million in the second quarter of 2011, a decrease of $54.6 million or 51% compared to the same period in 2010.  Mortgage banking income decreased by $1.4 million or 20% for the first six months of 2011 compared to the same period in 2010.  This decrease was primarily due to a $2.0 million decrease in net gains related to the fair value of mortgage-related derivative financial instruments, partially offset by a $0.2 million increase in mortgage loan fees and a $0.2 million increase in net gains on the sale of residential mortgage loans.  Residential mortgage loan originations were $407.8 million for the first six months of 2011, an increase of $112.9 million or 38% compared to the same period in 2010.  Residential mortgage loan sales were $211.4 million for the first six months of 2011, a decrease of $5.1 million or 2% compared to the same period in 2010.  For the first six months of 2011, we sold fewer of our conforming loans in the secondary market.

Service charges on deposit accounts decreased by $5.5 million or 37% in the second quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $5.0 million decline in overdraft fees due in part to the Federal Reserve Board’s amendments to Regulation E.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  The decrease in overdraft fees was also the result of several processing changes implemented in the first quarter of 2011.  Service charges on deposit accounts decreased by $9.4 million or 33% for the first six months of 2011 compared to the same period in 2010.  This decrease was primarily due to an $8.6 million decline in overdraft fees due to the amendments to Regulation E and processing changes noted above.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.9 million or 5% in the second quarter of 2011 compared to the same period in 2010.  This increase was primarily due to a $1.7 million increase in debit card income resulting mainly from account growth and increased debit card usage.  This increase was partially offset by a $0.5 million decrease in other loan fees.  Fees, exchange, and other service charges increased by $1.3 million or 4% in the first six months of 2011 compared to the same period in 2010.  This increase was primarily due to a $2.6 million increase in debit card income resulting mainly from account growth and increased debit card usage.  This increase was partially offset by a decrease in other loan fees, merchant income, and ATM fees.

In June 2011, the Federal Reserve Bank (the “FRB”) approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses.  In addition, the FRB issued an interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures.  The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions; one signature-based, one PIN-based.  The effective date for the final and interim final rules on the pricing and routing restrictions, commonly referred to as “the Durbin Amendment,” is October 1, 2011.  Included in fees, exchange, and other service charges is debit card interchange fees of approximately $6.6 million in the second quarter of 2011 and approximately $12.7 million in the first six months of 2011.  We continue to refine our estimate of the potential impact of this regulation on our income.

We did not sell any investment securities in the second quarter of 2011 compared to net gains from the sales of investment securities of $15.0 million in the second quarter of 2010.  Net gains from the sales of investment securities were $6.1 million in the first six months of 2011 compared to $35.0 million in the same period in 2010.  The amount and timing of our sale of investments securities is dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Insurance income increased by $0.9 million or 40% in the second quarter of 2011 and by $1.0 million or 20% in the first six months of 2011 compared to the same periods in 2010.  The increases were primarily due to an increase in income from our variable annuity products in the second quarter of 2011.

Noninterest Expense

Noninterest expense increased by $7.9 million or 9% in the second quarter of 2011 and increased by $12.2 million or 7% for the first six months of 2011 compared to the same periods in 2010.

Table 4 presents the components of salaries and benefits expense.

Salaries and Benefits				Table 4
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Salaries	$ 29,142	$ 29,942	$ 58,217	$ 59,085
Incentive Compensation	4,243	3,447	7,709	6,893
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	2,483	3,984	3,158	4,540
Commission Expense	1,553	1,259	3,216	2,605
Retirement and Other Benefits	3,804	3,857	8,766	7,966
Payroll Taxes	2,335	2,331	6,374	5,764
Medical, Dental, and Life Insurance	2,438	2,481	4,661	4,961
Separation Expense	802	199	1,481	250
Total Salaries and Benefits	$ 46,800	$ 47,500	$ 93,582	$ 92,064

Salaries and benefits expense decreased by $0.7 million or 1% in the second quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to lower cash grants for the purchase of Company stock, partially offset by higher share-based compensation due to a new share appreciation program introduced in 2011 and higher incentive compensation.  Our incentive programs are designed to reward performance and to provide market competitive total compensation.  Executive incentive programs, in particular, are designed to align the long-term interests of executives and shareholders through the achievement of earnings growth and stock price appreciation.  Salaries and benefits expense increased by $1.5 million or 2% in the first six months of 2011 compared to the same period in 2010.  This increase was primarily due to higher share-based compensation due to the aforementioned new share appreciation program, as well as an increase in separation expense and incentive compensation, partially offset by lower cash grants for the purchase of Company stock.

FDIC insurance expense decreased by $1.1 million or 35% in the second quarter and by $1.0 million or 15% in the first six months of 2011 compared to the same periods in 2010.  These decreases were primarily due to lower rate assessments as a result of new rules finalized by the FDIC.  As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.”  The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the June 2011 assessments.  The FDIC’s final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and will instead use scorecards that the FDIC believes better reflect risks to the Deposit Insurance Fund.

Other noninterest expense increased by $8.8 million or 47% in the second quarter of 2011 and increased by $10.3 million or 29% in the first six months of 2011 compared to the same periods in 2010.  These increases were primarily due to the accrual of $9.0 million related to the tentative settlement of overdraft litigation recorded in the second quarter of 2011.  See Note 13 to our Consolidated Financial Statements for more information.  Also contributing to the increase for the first six months of 2011 was a $1.4 million increase in operating losses, the majority of which was incurred in the first quarter of 2011.  Operating losses include losses as a result of fraud, items processing, theft, and bank error.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Provision for Income Taxes	$14,440	$24,381	$34,926	$48,663
Effective Tax Rates	29.12%	34.37%	31.06%	32.89%

The lower effective tax rate for the second quarter of 2011 compared to the same period in 2010 was primarily due to a benefit recorded in the second quarter of 2011 for the release of reserves due to the closing of the Internal Revenue Service audit for tax years 2007 and 2008.

The lower effective tax rate for the first six months of 2011 compared to the same period in 2010 was primarily due to the benefit recorded in 2011 noted above as well as the benefit on the expected utilization of capital losses on the sale of low-income housing investments recorded in the first quarter of 2011 exceeding a similar benefit related to a low-income housing investment recorded in the first quarter of 2010.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $6.6 billion as of June 30, 2011, relatively unchanged from December 31, 2010.

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

During the first six months of 2011, we reduced our positions in mortgage-backed securities issued by Ginnie Mae.  The proceeds were primarily re-invested into U.S. Treasury notes in an effort to further reduce the average duration of our portfolio and manage extension risk.  As of June 30, 2011, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2010.  As of June 30, 2011, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future.

During the first quarter of 2011, we also reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  Generally, our longer duration investment securities were reclassified into the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.  No gains or losses were recognized at the time of reclassification.  We consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity.  As of June 30, 2011, our remaining available-for-sale investment securities portfolio is comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $125.2 million as of June 30, 2011 and $116.0 million as of December 31, 2010.  Gross unrealized losses on our temporarily impaired investment securities were $5.3 million as of June 30, 2011 and $32.5 million as of December 31, 2010.  As of June 30, 2011, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

As of June 30, 2011, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 6
	June 30,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$815,912	$772,624
Commercial Mortgage	872,283	863,385
Construction	81,432	80,325
Lease Financing	316,776	334,997
Total Commercial	2,086,403	2,051,331
Consumer
Residential Mortgage	2,130,335	2,094,189
Home Equity	783,582	807,479
Automobile	191,739	209,008
Other [1]	159,414	173,785
Total Consumer	3,265,070	3,284,461
Total Loans and Leases	$5,351,473	$5,335,792

1  Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2011 increased by $15.7 million or less than 1% from December 31, 2010.

Commercial loans and leases as of June 30, 2011 increased by $35.1 million or 2% from December 31, 2010.  Commercial and industrial loans increased by $43.3 million or 6% and commercial mortgage loans increased by $8.9 million or 1% from December 31, 2010 primarily due to new business activity in these portfolios.  Our construction lending portfolio remained relatively unchanged from December 31, 2010, reflective of continued soft demand for new development activity.  Lease financing decreased by $18.2 million or 5% from December 31, 2010 primarily due to the sale of a $2.8 million direct financing lease in the first quarter of 2011 and the sale of a $9.1 million leveraged lease in the second quarter 2011 as we continue to reduce our risk in this portfolio.

Consumer loans and leases as of June 30, 2011 decreased by $19.4 million or less than 1% from December 31, 2010.  Balances in all consumer lending categories, except residential mortgage, decreased during the first six months of 2011, the result of weak loan demand in an economy in recovery.  The increase in our residential mortgage lending portfolio was primarily due to the addition of more conforming loans to our portfolio as well as declining prepayment rates during the first six months of 2011.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 7
				Other
		U.S.		Pacific
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Islands	Foreign [2]	Total
June 30, 2011
Commercial
Commercial and Industrial	$687,898	$60,517	$59,619	$3,544	$4,334	$815,912
Commercial Mortgage	807,367	1,795	63,075	11	35	872,283
Construction	81,432	-	-	-	-	81,432
Lease Financing	32,244	237,518	26,287	-	20,727	316,776
Total Commercial	1,608,941	299,830	148,981	3,555	25,096	2,086,403
Consumer
Residential Mortgage	1,967,133	-	157,160	6,042	-	2,130,335
Home Equity	751,064	12,470	17,700	2,348	-	783,582
Automobile	141,317	12,754	35,316	2,352	-	191,739
Other [3]	130,615	-	15,525	13,269	5	159,414
Total Consumer	2,990,129	25,224	225,701	24,011	5	3,265,070
Total Loans and Leases	$4,599,070	$325,054	$374,682	$27,566	$25,101	$5,351,473

December 31, 2010
Commercial
Commercial and Industrial	$659,291	$42,667	$63,306	$4,160	$3,200	$772,624
Commercial Mortgage	807,548	2,049	53,715	24	49	863,385
Construction	80,325	-	-	-	-	80,325
Lease Financing	45,302	255,135	15,419	-	19,141	334,997
Total Commercial	1,592,466	299,851	132,440	4,184	22,390	2,051,331
Consumer
Residential Mortgage	1,921,387	-	166,120	6,682	-	2,094,189
Home Equity	772,660	14,106	18,357	2,356	-	807,479
Automobile	154,780	17,492	34,236	2,500	-	209,008
Other [3]	140,498	-	17,407	15,872	8	173,785
Total Consumer	2,989,325	31,598	236,120	27,410	8	3,284,461
Total Loans and Leases	$4,581,791	$331,449	$368,560	$31,594	$22,398	$5,335,792

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets		Table 8
	June 30,	December 31,
(dollars in thousands)	2011	2010
Bank-Owned Life Insurance	$209,981	$207,843
Federal Home Loan Bank and
Federal Reserve Bank Stock	79,917	79,871
Prepaid Expenses	34,024	38,558
Low-Income Housing and
Other Equity Investments	29,751	31,995
Derivative Financial Instruments	27,712	30,891
Federal and State Tax Deposits	22,341	22,341
Accounts Receivable	10,801	11,761
Other	38,431	20,277
Total Other Assets	$452,958	$443,537

Other assets as of June 30, 2011 increased by $9.4 million or 2% from December 31, 2010.  The increase in other assets from December 31, 2010 was primarily due to a $20.0 million increase in items in the process of settlement related to an investment security that matured as well as a $2.1 million increase in the value of our bank-owned life insurance.  This was partially offset by a $4.5 million decrease in prepaid expenses due to the amortization of prepaid FDIC assessments, a $3.2 million decrease in the fair value of our derivative financial instruments, and a $2.2 million decrease in the balance of our low-income housing and other equity investments due to current period amortization.

As of June 30, 2011, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of March 31, 2011, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.

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

The FHLB reported positive net income in 2010 and increased levels of capital as of December 31, 2010 compared to December 31, 2009.  However, for the first three months of 2011, the FHLB reported a net loss of $12.1 million, compared to positive net income of $6.1 million for the same period in 2010.  The net loss for the first three months of 2011 was primarily due to lower net interest income and additional credit-related charges related to its private-label mortgage-backed securities.  Despite lower earnings in the first three months of 2011 compared to the same period in 2010, the FHLB continued to meet the minimum financial thresholds pursuant to the Consent Order in addition to meeting its regulatory capital requirements as of March 31, 2011.  We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank also continues to have access to the services of the FHLB.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of June 30, 2011.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits		Table 9
	June 30,	December 31,
(dollars in thousands)	2011	2010
Consumer	$5,073,101	$5,082,802
Commercial	4,165,435	4,292,108
Public and Other	740,498	514,085
Total Deposits	$9,979,034	$9,888,995

Deposit balances as of June 30, 2011 increased by $90.0 million or less than 1% from December 31, 2010.  The increase was primarily due to a $194.1 million increase in our qualified public money management accounts and a $74.2 million increase in our personal and business non-interest bearing demand accounts.  This was partially offset by a $113.4 million decrease in our savings products and a $54.3 million decrease in our consumer and business time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits		Table 10
	June 30,	December 31,
(dollars in thousands)	2011	2010
Money Market	$1,812,634	$1,942,034
Regular Savings	2,600,756	2,584,859
Total Savings Deposits	$4,413,390	$4,526,893

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 11
	Three Months Ended
	June 30,	December 31,
(dollars in thousands)	2011	2010
Average Time Deposits	$612,781	$623,063

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings.  Borrowings were $16.7 million as of June 30, 2011, a $1.0 million or 6% increase from December 31, 2010.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Long-term debt was $30.7 million as of June 30, 2011, a $1.9 million or 6% decrease from December 31, 2010.  Due to our strong liquidity position, we have been able to reduce our long-term borrowings over the past several years.  Long-term debt typically represents a higher cost source of funds.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 12
	June 30,	December 31,
(dollars in thousands)	2011	2010
Government Entities	$1,273,286	$1,301,084
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,873,286	$1,901,084

Securities sold under agreements to repurchase as of June 30, 2011 decreased by $27.8 million or 1% from December 31, 2010.  The decrease was primarily due to lower levels of placements to accommodate local government entities.  As of June 30, 2011, the weighted average maturity was 67 days for our securities sold under agreements to repurchase with government entities and 6.2 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.7 years.  As of June 30, 2011, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of June 30, 2011, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.08% and 4.66%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded on the consolidated statements of condition.

Shareholders’ Equity

As of June 30, 2011, shareholders’ equity was $1.0 billion, relatively unchanged from December 31, 2010.  Earnings for the first six months of 2011 of $77.5 million and common stock issuances of $7.8 million were partially offset by cash dividends paid of $43.0 million.  We also repurchased 1,078,850 shares of our common stock under our share repurchase program at an average cost of $47.06 per share and a total cost of $50.8 million in the first six months of 2011.  On July 22, 2011, the Board of Directors approved a $120.0 million increase in our buyback authority under our share repurchase program.  We plan to continue repurchases of our common stock in 2011, but the actual amount and timing of share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, and various other factors.  The net change in accumulated other comprehensive income for the first six months of 2011 was not material.  Further discussion on our capital structure is included in the “Corporate Risk Profile — Capital Management” section of MD&A.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury.

Table 13 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 13
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Retail Banking	$4,824	$13,069	$14,653	$22,572
Commercial Banking	12,897	10,511	25,891	24,654
Investment Services	2,509	1,952	4,808	5,158
Total	20,230	25,532	45,352	52,384
Treasury and Other	14,918	21,032	32,156	46,916
Consolidated Total	$35,148	$46,564	$77,508	$99,300

Retail Banking

Net income decreased by $8.2 million or 63% in the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in noninterest expense combined with a decrease in net interest income and noninterest income.  This was partially offset by a decrease in the Provision.  The $8.9 million increase in noninterest expense was primarily due to higher allocated expenses due to the previously noted tentative legal settlement, combined with higher salaries and benefits, and debit card expense.  The $4.4 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower average loan balances and loan margin, partially offset by higher average deposit balances.  The $4.1 million decrease in noninterest income was primarily due to lower mortgage banking income from lower loan sales in the secondary market and lower overdraft fees mainly resulting from the Federal Reserve Board’s amendments to Regulation E.  As previously noted, beginning July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  The decrease in overdraft fees was also the result of several processing changes implemented in the first quarter of 2011.  These decreases to noninterest income were partially offset by higher debit card income.  The $4.3 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Net income decreased by $7.9 million or 35% for the first six months of 2011 compared to the same period in 2010 primarily due to an increase in noninterest expense combined with a decrease in net interest income and noninterest income.  This was partially offset by a decrease in the Provision.  The $10.5 million increase in noninterest expense was primarily due to higher allocated expenses due to the previously noted tentative legal settlement, combined with higher payroll taxes, benefits expense, and debit card expense.  The $9.2 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower average loan balances, partially offset by higher average deposit balances.  The $7.5 million decrease in noninterest income was primarily due to lower mortgage banking income and overdraft fees, partially offset by higher debit card income.  The $14.6 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Commercial Banking

Net income increased by $2.4 million or 23% in the second quarter of 2011 compared to the same period in 2010 primarily due to decreases in the Provision and noninterest expense.  This was partially offset by decreases in noninterest income and net interest income.  The $5.8 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $0.8 million decrease in noninterest expense was primarily due to lower direct operating expenses, partially offset by higher allocated expenses from the previously noted tentative legal settlement.  The $2.0 million decrease in noninterest income was primarily due to lower overdraft fees and lower net gains on the sale of leased assets.  The $1.6 million decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.

Net income increased by $1.2 million or 5% for the first six months of 2011 compared to the same period in 2010 primarily due to decreases in the Provision and noninterest expense.  This was partially offset by decreases in net interest income and noninterest income.  The $11.1 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $0.3 million decrease in noninterest expense was primarily due to lower direct operating expenses, partially offset by higher allocated expenses from the previously noted tentative legal settlement.  The $7.8 million decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  Also contributing to the decrease in net interest income was a $2.4 million interest recovery in 2010 on a previously charged-off loan.  The $2.9 million decrease in noninterest income was primarily due to lower overdraft fees and lower net gains on the sale of leased assets.

Investment Services

Net income increased by $0.6 million or 29% in the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in noninterest income and a decrease in noninterest expense.  This was partially offset by a decrease in net interest income.  The $0.9 million increase in noninterest income was primarily due to higher annuity and life insurance fee income from the segment’s full service brokerage. The $0.5 million decrease in noninterest expense was primarily due to lower salaries and allocated expenses.  The $0.4 million decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio and lower average deposit balances.

Net income decreased by $0.4 million or 7% for the first six months of 2011 compared to the same period in 2010 primarily due to a decrease in net interest income and an increase in noninterest expense.  This was partially offset by an increase in noninterest income.  The $0.9 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.  The $0.8 million increase in noninterest expense was primarily due to higher direct operating and allocated expenses.  The $0.9 million increase in noninterest income was primarily due to higher annuity and life insurance fee income from the segment’s full service brokerage.

Treasury

Net income decreased by $6.1 million or 29% in the second quarter of 2011 compared to the same period in 2010 primarily due to lower noninterest income, partially offset by a decrease in the Provision.  The $14.3 million decrease in noninterest income was primarily due to lower net gains from the sales of investment securities.  The $2.4 million decrease in the Provision was consistent with improvements in our credit quality.

Net income decreased by $14.8 million or 31% for the first six months of 2011 compared to the same period in 2010 primarily due to a decrease in noninterest income.  This was partially offset by an increase in net interest income and a decrease in the Provision.  The $27.8 million decrease in noninterest income was primarily due to lower net gains from the sales of investment securities.  The $3.5 million increase in net interest income was primarily due to lower deposit funding costs.  The $2.4 million decrease in the Provision was consistent with improvements in our credit quality.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2011, our overall credit risk position reflects a recovering Hawaii economy.  However, we remain cautious because of U.S. economic volatility.

Although asset quality has improved over the past 18 months, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of June 30, 2011, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential home building, residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

We continue to monitor our loan and lease portfolio to identify higher risk segments.  We also actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to address both anticipated and unforeseen issues.  Risk management activities have included curtailing activities in some higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We are also performing frequent loan and lease-level risk monitoring and risk rating review which provides opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Table 14 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 14
	June 30,	December 31,
(dollars in thousands)	2011	2010
Residential Home Building	$16,186	$14,964
Residential Land Loans	19,960	23,745
Home Equity Loans	21,778	23,179
Air Transportation	36,961	37,879
Total	$94,885	$99,767

As of June 30, 2011, our higher risk loans and leases outstanding decreased by $4.9 million or 5% from December 31, 2010.

Residential home building loans represented $35.6 million or 44% of our total commercial construction portfolio balance as of June 30, 2011.  The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that could jeopardize the orderly repayment of the loans.  These higher risk loans were $16.2 million as of June 30, 2011.  This included $2.3 million in projects on the neighbor islands.  As of June 30, 2011, the Allowance associated with the remaining balance of higher risk residential home building loans, which was comprised of four loans, was $3.6 million or 23% of outstanding loan balances.  As of June 30, 2011, all of the loans in this portfolio of higher risk loans were on accrual status.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $20.0 million as of June 30, 2011, of which $17.5 million related to properties on the neighbor islands.  The decrease in our higher risk exposure in this portfolio segment in the first six months of 2011 was primarily due to $3.1 million in paydowns and $0.6 million in loan charge-offs.  Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of June 30, 2011, there was no specific Allowance associated with the remaining balance of our residential land loans.  As of June 30, 2011, residential land loans had a 90 day past due delinquency ratio of 1.7%.

The higher risk segment within our Hawaii home equity lending portfolio was $21.8 million or 3% of our total home equity loans outstanding as of June 30, 2011.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  The $1.4 million decrease in our higher risk exposure in this portfolio segment in the first six months of 2011 was primarily due to improved credit scores for our Oahu owner occupants, which account for 62% of this higher risk segment.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of June 30, 2011, there was no specific Allowance associated with the remaining balance of our higher risk home equity loans.  As of June 30, 2011, the higher risk home equity loans had a 90 day past due delinquency ratio of 0.6% and $0.4 million in gross charge-offs were recorded during the first six months of 2011.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which is negatively impacting older generation aircraft valuations. We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of June 30, 2011, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $27.5 million as of June 30, 2011 and $27.7 million as of December 31, 2010.  As of June 30, 2011, the Allowance associated with our air transportation leases was $21.2 million or 57% of the outstanding balances.  For the first six months of 2011, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	June 30,	December 31,
(dollars in thousands)	2011	2010
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,839	$1,642
Commercial Mortgage	3,290	3,503
Construction	288	288
Lease Financing	8	19
Total Commercial	5,425	5,452
Consumer
Residential Mortgage	23,970	28,152
Home Equity	2,155	2,254
Other [1]	16	-
Total Consumer	26,141	30,406
Total Non-Accrual Loans and Leases	31,566	35,858
Foreclosed Real Estate	2,590	1,928
Total Non-Performing Assets	$34,156	$37,786

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$5,854	$5,399
Home Equity	1,147	1,067
Automobile	167	410
Other [1]	604	707
Total Consumer	7,772	7,583
Total Accruing Loans and Leases Past Due 90 Days or More	$7,772	$7,583

Total Loans and Leases	$5,351,473	$5,335,792

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.59%	0.67%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.64%	0.71%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.34%	0.31%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.83%	0.95%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.78%	0.85%

Changes in Non-Performing Assets
Balance as of December 31, 2010	$37,786
Additions	11,878
Reductions
Paydowns or Payoffs	(4,527)
Return to Accrual Status	(9,634)
Transfer to Foreclosed Real Estate	(208)
Sales of Foreclosed Real Estate	(497)
Charge-offs or Write-downs	(642)
Total Reductions	(15,508)
Net Reductions in Non-Performing Assets	(3,630)
Balance as of June 30, 2011	$34,156

1  Comprised of other revolving credit, installment, and lease financing.

NPAs consist of non-accrual loans and leases, including those held for sale and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they have returned to accrual status.

Total NPAs were $34.2 million as of June 30, 2011, a decrease of $3.6 million or 10% from December 31, 2010.  This decrease was primarily due to a $4.2 million decrease in our residential mortgage non-accrual loans.  Residential mortgage loans that had been modified in a troubled debt restructuring (“TDR”) were generally returned to accrual status after the borrower demonstrated performance under the modified terms by making six consecutive payments.  This was partially offset by a $0.7 million increase in foreclosed real estate for the first six months of 2011.  The ratio of our non-accrual loans and leases to total loans and leases was 0.59% as of June 30, 2011, compared to 0.67% as of December 31, 2010.

Commercial and industrial non-accrual loans increased by $0.2 million from December 31, 2010 primarily due to the addition of two loans totaling $1.0 million, partially offset by $0.7 million in paydowns.  As of June 30, 2011, three commercial borrowers comprised 87% of the non-accrual balance in this category.  We evaluated these loans for impairment and have previously recorded partial charge-offs totaling $3.9 million on two of the loans.

Commercial mortgage non-accrual loans decreased by $0.2 million from December 31, 2010 due to paydowns received on four of the five loans in this category.  We have individually evaluated all of these loans for impairment and have previously recorded partial charge-offs totaling $1.3 million on three of these loans.

Construction non-accrual loans were $0.3 million as of June 30, 2011 and remained unchanged from December 31, 2010.  As of June 30, 2011, we had one non-accrual construction loan which we reviewed for impairment and believe that we are well secured.

As noted above, residential mortgage non-accrual loans decreased by $4.2 million from December 31, 2010 primarily due to loans that had been modified in a TDR that were returned to accrual status.  As of June 30, 2011, our residential mortgage non-accrual loans were comprised of 66 loans with a weighted average current LTV ratio of 78%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.7 million from December 31, 2010 primarily due to the foreclosure of one commercial property in the first quarter of 2011.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $37.5 million as of June 30, 2011 and $38.0 million as of December 31, 2010, and had a related Allowance of $4.3 million as of June 30, 2011 and $4.2 million as of December 31, 2010.  We have recorded previous charge-offs of $5.2 million related to our impaired commercial loans and $3.7 million related to our impaired consumer loans as of June 30, 2011.

Table 16 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 16
	June 30 ,	December 31,
(dollars in thousands)	2011	2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$ 28,193	$ 23,724
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	5,110	8,953
Total Restructured Loans	$ 33,303	$ 32,677

Loans modified in a TDR increased by $0.6 million or 2% from December 31, 2010.  The majority of our TDRs are residential mortgage loans where we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.  For the first six months of 2011, TDR loans on accrual status and not past due 90 days or more increased by $4.5 million, primarily as a result of $6.8 million in residential mortgage non-accrual loans that were returned to accrual status.  Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.  The increase in TDR loans on accrual status and not past due 90 days or more was partially offset by the repayment of a $3.3 million commercial and industrial loan.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Consumer loans and leases past due 90 days or more and still accruing interest were $7.8 million as of June 30, 2011 and $7.6 million as of December 31, 2010.  As of June 30, 2011 and December 31, 2010, there were no commercial loans and leases past due 90 days or more and still accruing interest.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 17
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$152,777	$151,777	$152,777	$149,077
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,507)	(3,056)	(3,164)	(6,962)
Commercial Mortgage	-	(1,000)	-	(1,303)
Construction	-	(1,417)	-	(2,274)
Lease Financing	-	(107)	-	(297)
Consumer
Residential Mortgage	(1,977)	(4,377)	(3,728)	(7,632)
Home Equity	(3,252)	(2,886)	(4,611)	(10,322)
Automobile	(797)	(1,752)	(1,826)	(3,779)
Other [1]	(1,488)	(2,530)	(3,052)	(5,352)
Total Loans and Leases Charged-Off	(9,021)	(17,125)	(16,381)	(37,921)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	399	367	971	1,225
Commercial Mortgage	-	-	-	24
Lease Financing	44	11	94	12
Consumer
Residential Mortgage	622	236	881	658
Home Equity	750	197	1,089	297
Automobile	652	826	1,301	1,579
Other [1]	572	549	1,372	1,176
Total Recoveries on Loans and Leases Previously Charged-Off	3,039	2,186	5,708	4,971
Net Loans and Leases Charged-Off	(5,982)	(14,939)	(10,673)	(32,950)
Provision for Credit Losses	3,600	15,939	8,291	36,650
Balance at End of Period [2]	$150,395	$152,777	$150,395	$152,777

Components
Allowance for Loan and Lease Losses	$144,976	$147,358	$144,976	$147,358
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$150,395	$152,777	$150,395	$152,777

Average Loans and Leases Outstanding	$5,326,123	$5,522,423	$5,318,993	$5,604,218

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.45%	1.09%	0.40%	1.19%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.71%	2.71%	2.71%	2.71%

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

Allowance for Loan and Lease Losses

As of June 30, 2011, the Allowance was $145.0 million or 2.71% of total loans and leases outstanding, compared with an Allowance of $147.4 million or 2.76% of total loans and leases outstanding as of December 31, 2010.  The decrease reflects the partial replenishment of net charge-offs based on the Company’s decision to decrease the Allowance commensurate with the improvement in credit quality.  Economic conditions in Hawaii continue to improve, but remain vulnerable to elevated unemployment levels, residential housing values, and volatile oil prices.

The allocation of the Allowance between the commercial and consumer categories changed during the first six months of 2011 based on management’s ongoing assessment of the Allowance.  Factors contributing to the change in the allocation of the Allowance included management’s consideration of the recent natural disasters in Japan, rising energy prices, economic uncertainty both domestically and globally, and the direct and indirect impact these items potentially have on Hawaii tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive movement through 2010 and for the first six months of 2011.  Net charge-offs decreased throughout 2010 and for the first six months of 2011 from the peak experienced in the fourth quarter of 2009.

Net charge-offs of loans and leases were $6.0 million or 0.45% of total average loans and leases in the second quarter of 2011 compared to $14.9 million or 1.09% of average loans and leases in the second quarter of 2010.  Net charge-offs of loans and leases were $10.7 million or 0.40% of total loans and leases in the first six months of 2011 compared to $33.0 million or 1.19% of average loans and leases in the first six months of 2010.  In 2011, we experienced improvements in net charge-offs in all of our lending categories.  Net charge-offs of loans and leases in the second quarter of 2011 and for the first six months of 2011 were primarily in our home equity and residential mortgage portfolios.  These loan portfolios continue to be negatively impacted by relatively high but declining unemployment levels as well as volatile residential real estate prices and sales volume.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2011, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of June 30, 2011, unchanged from December 31, 2010.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

As of June 30, 2011, the unpaid principal balance of our portfolio of residential mortgage loans sold was $3.2 billion.  These loans are generally sold on a non-recourse basis.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the first six months of 2011, we repurchased $1.6 million in residential mortgage loans as a result of the representation and warranty provisions contained in these contracts.  These loans were current as to principal and interest at the time of repurchase.

Although, to date, repurchase demands have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of June 30, 2011, we believe that this exposure is not material and thus have not established a liability for losses related to mortgage loan repurchases.  As of June 30, 2011, of our residential mortgage loans serviced for investors, 99% were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include repurchase of an affected loan.  For the first six months of 2011, we received one repurchase request for $0.2 million as a result of our servicing activities.  As of June 30, 2011, we continue to work with this investor to arrive at a mutually agreeable resolution.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of June 30, 2011 and December 31, 2010, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of June 30, 2011, net interest income sensitivity to changes in interest rates as of June 30, 2011 was generally more sensitive to changes in interest rates compared to the sensitivity profile as of December 31, 2010.  As a result of our strategy to shorten the investment portfolio’s duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

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

Net Interest Income Sensitivity Profile			Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2011		December 31, 2010
Gradual Change in Interest Rates (basis points)
+200	$5,647	1.5%	$3,048	0.7%
+100	5,436	1.4%	3,139	0.8%
-100	(9,677)	-2.5%	(8,065)	-2.0%

Immediate Change in Interest Rates (basis points)
+200	$10,265	2.7%	$10,641	2.6%
+100	11,537	3.0%	7,990	1.9%
-100	(25,473)	-6.7%	(27,971)	-6.8%

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

We continued to maintain a strong liquidity position during the second quarter of 2011.  As of June 30, 2011, cash and cash equivalents were $657.2 million, available-for-sale investment securities were $4.1 billion, and total deposits were $10.0 billion.  As of June 30, 2011, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae and in U.S. Treasury Notes.  As of June 30, 2011, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.   There have been no conditions or events since June 30, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

As previously noted, we reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category in the first quarter of 2011.  Generally, our longer duration investment securities were reclassified into the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield.

In the second quarter of 2011, we repurchased 636,350 shares of our common stock at an average cost per share of $47.15, totaling $30.0 million.  From the beginning of our share repurchase program in July 2001 through June 30, 2011, we repurchased a total of 47.1 million shares of common stock and returned $1.69 billion to our shareholders at an average cost of $35.82 per share.  As of June 30, 2011, remaining buyback authority under our share repurchase program was $13.1 million of the total $1.70 billion repurchase amount authorized by our Board of Directors.  On July 22, 2011, our Board of Directors approved a $120.0 million increase in our buyback authority under our share repurchase program.  This new authorization, combined with the remaining authorization, brings the total of our remaining share repurchase authority to $133.1 million.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, and various other factors.

In July 2011, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2011 to shareholders of record at the close of business on August 31, 2011.

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

Table 19 presents our regulatory capital and ratios as of June 30, 2011 and December 31, 2010.

Regulatory Capital and Ratios			Table 19
		June 30,	December 31,
	(dollars in thousands)	2011	2010
	Regulatory Capital
	Shareholders’ Equity	$1,003,450	$1,011,133
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	2,517	2,597
	Net Unrealized Gains on Investment Securities	46,286	46,521
	Other	2,309	2,340
	Tier 1 Capital	920,821	928,158
	Allowable Reserve for Credit Losses	65,170	64,564
	Total Regulatory Capital	$985,991	$992,722

	Risk-Weighted Assets	$5,128,368	$5,076,909

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	17.96%	18.28%
	Total Capital Ratio	19.23	19.55
	Tier 1 Leverage Ratio	7.07	7.15

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions.  Table 20 provides a reconciliation of these Non-GAAP financial measures with financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation			Table 20
		June 30,	December 31,
(dollars in thousands)		2011	2010
Total Shareholders’ Equity		$1,003,450	$1,011,133
Less:	Goodwill	31,517	31,517
	Intangible Assets	108	154
Tangible Common Equity		$971,825	$979,462

Total Assets		$13,161,204	$13,126,787
Less:	Goodwill	31,517	31,517
	Intangible Assets	108	154
Tangible Assets		$13,129,579	$13,095,116
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements		$5,128,368	$5,076,909

Total Shareholders’ Equity to Total Assets		7.62%	7.70%
Tangible Common Equity to Tangible Assets (Non-GAAP)		7.40%	7.48%

Tier 1 Capital Ratio		17.96%	18.28%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)		18.95%	19.29%

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.            Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, on February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  On July 15, 2011, we reached a tentative settlement with the plaintiffs subject to documentation and court approvals.  The tentative settlement provides for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against us.  See Note 13 to the Consolidated Financial Statements for more information related to this matter.

We are also involved in various other legal proceedings arising from normal business activities.  We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of these legal proceedings will have a material adverse effect on our financial position.  However, we cannot presently determine whether or not any claims asserted against us or others to whom we may have indemnification obligations will have a material adverse effect on our results of operations in any future reporting period.

Item 1A.         Risk Factors

In July 2010, the Dodd-Frank Act was signed into law.  This legislation is expected to have an adverse impact on our financial results upon full implementation.  In June 2011, in addressing one of the provisions of the Dodd-Frank Act, the FRB approved a final debit card interchange rule (the “Durbin Amendment”) that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses.  Additionally, an interim final rule issued by the FRB allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures.  Requirements have also been adopted that issuers include two unaffiliated networks for routing debit transactions; one signature-based, one PIN-based.  The effective date for the final and interim final rules on the pricing and routing restrictions of the Durbin Amendment is October 1, 2011.  We continue to refine our estimate of the potential impact of this regulation on our income.  We also continue to review the impact the Durbin Amendment may have on the types of products we offer, the methods by which we offer them, and the prices at which they are offered as well as other provisions of the Dodd-Frank Act which have yet to be implemented.

Other than the additional risk factor noted above, there were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2011 were as follows:

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
April 1 - 30, 2011	176,483	$47.91	175,000	$ 34,718,952
May 1 - 31, 2011	219,310	47.99	217,500	24,280,785
June 1 - 30, 2011	246,792	45.87	243,850	13,096,352
Total	642,585	$47.15	636,350

1  During the second quarter of 2011, 6,235 shares were purchased from employees in connection with stock swaps and shares purchased for a deferred compensation plan. These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2  The share repurchase program was first announced in July 2001.  As of June 30, 2011, $13.1 million remained of the total $1.70 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.             Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2011		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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