Form 10-Q
period 2011-09-30
BANK OF HAWAII CORP
filed 2011-10-24
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

or

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

Yes ☐  No ☒

As of October 17, 2011, there were 46,453,519 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Interest and Fees on Loans and Leases	$ 65,344	$ 70,198	$ 197,479	$ 219,466
Income on Investment Securities
Available-for-Sale	23,097	40,775	84,256	129,605
Held-to-Maturity	20,344	1,553	48,530	5,116
Deposits	6	5	6	21
Funds Sold	160	211	708	916
Other	279	278	837	832
Total Interest Income	109,230	113,020	331,816	355,956
Interest Expense
Deposits	4,561	7,041	14,585	23,278
Securities Sold Under Agreements to Repurchase	7,400	6,670	21,779	19,571
Funds Purchased	4	10	15	23
Long-Term Debt	499	673	1,475	2,877
Total Interest Expense	12,464	14,394	37,854	45,749
Net Interest Income	96,766	98,626	293,962	310,207
Provision for Credit Losses	2,180	13,359	10,471	50,009
Net Interest Income After Provision for Credit Losses	94,586	85,267	283,491	260,198
Noninterest Income
Trust and Asset Management	10,788	10,534	34,021	33,699
Mortgage Banking	5,480	6,811	11,263	14,027
Service Charges on Deposit Accounts	9,820	12,737	29,127	41,407
Fees, Exchange, and Other Service Charges	16,219	15,500	47,826	45,810
Investment Securities Gains, Net	-	7,877	6,084	42,849
Insurance	2,664	2,646	8,645	7,652
Other	5,892	7,020	17,282	18,337
Total Noninterest Income	50,863	63,125	154,248	203,781
Noninterest Expense
Salaries and Benefits	44,307	46,840	137,889	138,904
Net Occupancy	11,113	10,186	31,916	30,484
Net Equipment	4,662	4,545	14,101	13,469
Professional Fees	2,245	905	6,697	4,988
FDIC Insurance	2,065	3,159	7,319	9,366
Other	19,563	24,255	65,889	60,303
Total Noninterest Expense	83,955	89,890	263,811	257,514
Income Before Provision for Income Taxes	61,494	58,502	173,928	206,465
Provision for Income Taxes	18,188	14,438	53,114	63,101
Net Income	$ 43,306	$ 44,064	$ 120,814	$ 143,364
Basic Earnings Per Share	$ 0.93	$ 0.91	$ 2.55	$ 2.98
Diluted Earnings Per Share	$ 0.92	$ 0.91	$ 2.54	$ 2.96
Dividends Declared Per Share	$ 0.45	$ 0.45	$ 1.35	$ 1.35
Basic Weighted Average Shares	46,806,439	48,189,358	47,358,049	48,062,385
Diluted Weighted Average Shares	46,934,140	48,462,154	47,531,066	48,386,647
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	September 30,	December 31,
(dollars in thousands)	2011	2010
Assets
Interest-Bearing Deposits	$ 3,543	$ 3,472
Funds Sold	242,062	438,327
Investment Securities
Available-for-Sale	4,448,898	6,533,874
Held-to-Maturity (Fair Value of $2,610,081 and $134,028)	2,520,422	127,249
Loans Held for Sale	12,745	17,564
Loans and Leases	5,348,472	5,335,792
Allowance for Loan and Lease Losses	(143,410)	(147,358)
Net Loans and Leases	5,205,062	5,188,434
Total Earning Assets	12,432,732	12,308,920
Cash and Noninterest-Bearing Deposits	206,875	165,748
Premises and Equipment	104,509	108,170
Customers' Acceptances	749	437
Accrued Interest Receivable	43,319	41,151
Foreclosed Real Estate	3,341	1,928
Mortgage Servicing Rights	23,990	25,379
Goodwill	31,517	31,517
Other Assets	457,726	443,537
Total Assets	$ 13,304,758	$ 13,126,787

Liabilities
Deposits
Noninterest-Bearing Demand	$ 2,702,296	$ 2,447,713
Interest-Bearing Demand	1,745,812	1,871,718
Savings	4,449,351	4,526,893
Time	1,111,554	1,042,671
Total Deposits	10,009,013	9,888,995
Funds Purchased	9,882	9,478
Short-Term Borrowings	6,400	6,200
Securities Sold Under Agreements to Repurchase	1,929,266	1,901,084
Long-Term Debt	30,705	32,652
Banker's Acceptances	749	437
Retirement Benefits Payable	30,704	30,885
Accrued Interest Payable	6,751	5,007
Taxes Payable and Deferred Taxes	114,842	121,517
Other Liabilities	148,671	119,399
Total Liabilities	12,286,983	12,115,654
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2011 - 57,132,310 / 46,570,413 and December 31, 2010 - 57,115,287 / 48,097,672)	571	570
Capital Surplus	503,255	500,888
Accumulated Other Comprehensive Income	46,754	26,965
Retained Earnings	986,202	932,629
Treasury Stock, at Cost (Shares: September 30, 2011 - 10,561,897 and December 31, 2010 - 9,017,615)	(519,007)	(449,919)
Total Shareholders' Equity	1,017,775	1,011,133
Total Liabilities and Shareholders' Equity	$ 13,304,758	$ 13,126,787
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
				Accum.
				Other
				Compre-			Compre-
		Common	Capital	hensive	Retained	Treasury	hensive
(dollars in thousands)	Total	Stock	Surplus	Income	Earnings	Stock	Income
Balance as of December 31, 2010	$ 1,011,133	$ 570	$ 500,888	$ 26,965	$ 932,629	$ (449,919)
Comprehensive Income:
Net Income	120,814	-	-	-	120,814	-	$ 120,814
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	18,376	-	-	18,376	-	-	18,376
Amortization of Net Losses Related to Defined Benefit Plans	1,413	-	-	1,413	-	-	1,413
Total Comprehensive Income							$ 140,603
Share-Based Compensation	2,001	-	2,001	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (309,108 shares)	10,477	1	366	-	(3,193)	13,303
Common Stock Repurchased (1,836,367 shares)	(82,391)	-	-	-	-	(82,391)
Cash Dividends Paid ($1.35 per share)	(64,048)	-	-	-	(64,048)	-
Balance as of September 30, 2011	$ 1,017,775	$ 571	$ 503,255	$ 46,754	$ 986,202	$ (519,007)

Balance as of December 31, 2009	$ 895,973	$ 569	$ 494,318	$ 6,925	$ 843,521	$ (449,360)
Comprehensive Income:
Net Income	143,364	-	-	-	143,364	-	$ 143,364
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	58,886	-	-	58,886	-	-	58,886
Amortization of Net Losses Related to Defined Benefit Plans	1,142	-	-	1,142	-	-	1,142
Total Comprehensive Income							$ 203,392
Share-Based Compensation	2,703	-	2,703	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (522,542 shares)	15,716	1	2,416	-	(6,850)	20,149
Common Stock Repurchased (276,471 shares)	(13,089)	-	-	-	-	(13,089)
Cash Dividends Paid ($1.35 per share)	(65,134)	-	-	-	(65,134)	-
Balance as of September 30, 2010	$ 1,039,561	$ 570	$ 499,437	$ 66,953	$ 914,901	$ (442,300)

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(dollars in thousands)	2011	2010
Operating Activities
Net Income	$ 120,814	$ 143,364
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	10,471	50,009
Depreciation and Amortization	10,918	10,008
Amortization of Deferred Loan and Lease Fees	(1,986)	(2,019)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	39,455	31,474
Share-Based Compensation	2,001	2,703
Benefit Plan Contributions	(965)	(2,559)
Deferred Income Taxes	(8,277)	(15,193)
Net Gain on Sale of Proprietary Mutual Funds	(1,956)	(2,852)
Gains on Sale of Insurance Business	-	(904)
Net Gains on Sales of Leases	(795)	(292)
Net Gains on Investment Securities	(6,084)	(42,849)
Proceeds from Sales of Loans Held for Sale	334,883	418,650
Originations of Loans Held for Sale	(321,509)	(412,158)
Tax Benefits from Share-Based Compensation	(696)	(2,725)
Net Change in Other Assets and Other Liabilities	6,214	(19,707)
Net Cash Provided by Operating Activities	182,488	154,950

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	730,294	1,047,571
Proceeds from Sales	682,283	1,289,679
Purchases	(1,535,348)	(3,109,587)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	199,844	39,685
Purchases	(384,785)	-
Proceeds from Sale of Proprietary Mutual Funds	1,956	4,424
Proceeds from Sale of Insurance Business	-	904
Net Change in Loans and Leases	(37,522)	390,512
Premises and Equipment, Net	(7,257)	(7,887)
Net Cash Used in Investing Activities	(350,535)	(344,699)

Financing Activities
Net Change in Deposits	120,018	192,786
Net Change in Short-Term Borrowings	28,786	(1,330)
Repayments of Long-Term Debt	-	(50,000)
Tax Benefits from Share-Based Compensation	696	2,725
Proceeds from Issuance of Common Stock	9,919	13,250
Repurchase of Common Stock	(82,391)	(13,089)
Cash Dividends Paid	(64,048)	(65,134)
Net Cash Provided by Financing Activities	12,980	79,208

Net Change in Cash and Cash Equivalents	(155,067)	(110,541)
Cash and Cash Equivalents at Beginning of Period	607,547	555,067
Cash and Cash Equivalents at End of Period	$ 452,480	$ 444,526
Supplemental Information
Cash Paid for Interest	$ 35,448	$ 45,254
Cash Paid for Income Taxes	68,613	115,374
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	2,220,814	-
Transfer from Loans to Foreclosed Real Estate	2,067	3,478
Transfers from Loans to Loans Held for Sale	8,555	8,713

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

Loans Modified in a Troubled Debt Restructuring

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” include the required disclosure of qualitative information about how financing receivables were modified and quantitative information about the extent and financial effects of modifications made during the period.  The Company is also required to disclose qualitative information about how such modifications are factored into the determination of the allowance for loan and lease losses.  Furthermore, the Company is also required to disclose information about troubled debt restructurings that meet the definition of a troubled debt restructuring within the previous 12 months for which there was a payment default in the current period.  The provisions of ASU No. 2010-20 were originally to be effective for the Company’s reporting period ended March 31, 2011.  However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011.  As of September 30, 2011, the Company identified $0.5 million in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02.  These loans did not require an Allowance as each was either previously partially charged-off or was adequately secured by collateral.  See Note 3 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.

Goodwill

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  Under GAAP, the evaluation of goodwill impairment is a two-step test.  In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value.  If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment.  The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011.  As of March 31, 2011, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test.  As a result, the adoption of this ASU had no impact on the Company’s statements of income and condition.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements.  The Company adopted these provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  This ASU also included a requirement that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as previously permitted.  The Company adopted this provision of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011.  As this provision amends only the disclosure requirements related to Level 3 activity, the adoption of this provision of the ASU had no impact on the Company’s statements of income and condition.  See Note 12 to the Consolidated Financial Statements for the disclosures required by this ASU.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 1,276,925	$ 10,710	$ (1,039)	$ 1,286,596
Debt Securities Issued by States and Political Subdivisions	152,762	6,807	(1)	159,568
Debt Securities Issued by Corporations	133,670	481	(1,611)	132,540
Mortgage-Backed Securities Issued by
Government Agencies	2,721,303	79,394	(1,065)	2,799,632
U.S. Government-Sponsored Enterprises	67,147	3,415	-	70,562
Total Mortgage-Backed Securities	2,788,450	82,809	(1,065)	2,870,194
Total	$ 4,351,807	$ 100,807	$ (3,716)	$ 4,448,898
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 179,481	$ 6,601	$ -	$ 186,082
Mortgage-Backed Securities Issued by
Government Agencies	2,285,502	79,905	(42)	2,365,365
U.S. Government-Sponsored Enterprises	55,439	3,195	-	58,634
Total Mortgage-Backed Securities	2,340,941	83,100	(42)	2,423,999
Total	$ 2,520,422	$ 89,701	$ (42)	$ 2,610,081

December 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 536,770	$ 19,131	$ (45)	$ 555,856
Debt Securities Issued by States and Political Subdivisions	113,715	1,477	(1,583)	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	500	5	-	505
Mortgage-Backed Securities Issued by
Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	-	113,876
Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904
Total	$ 6,457,151	$ 109,238	$ (32,515)	$ 6,533,874
Held-to-Maturity:
Mortgage-Backed Securities Issued by
Government Agencies	$ 47,368	$ 2,959	$ -	$ 50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	-	83,701
Total	$ 127,249	$ 6,779	$ -	$ 134,028

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

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2011.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-Sale:
Due in One Year or Less	$ 312,101	$ 313,003
Due After One Year Through Five Years	761,553	769,983
Due After Five Years Through Ten Years	108,303	111,747
Due After Ten Years	381,400	383,971
	1,563,357	1,578,704
Mortgage-Backed Securities Issued by
Government Agencies	2,721,303	2,799,632
U.S. Government-Sponsored Enterprises	67,147	70,562
Total Mortgage-Backed Securities	2,788,450	2,870,194
Total	$ 4,351,807	$ 4,448,898

Held-to-Maturity:
Due After One Year Through Five Years	$ 179,481	$ 186,082
Mortgage-Backed Securities Issued by
Government Agencies	2,285,502	2,365,365
U.S. Government-Sponsored Enterprises	55,439	58,634
Total Mortgage-Backed Securities	2,340,941	2,423,999
Total	$ 2,520,422	$ 2,610,081

Investment securities with carrying values of $3.2 billion as of September 30, 2011 and December 31, 2010 were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of September 30, 2011 and December 31, 2010, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

There were no sales of investment securities for the three months ended September 30, 2011.  Gross gains on the sales of investment securities were $7.9 million for the three months ended September 30, 2010 and $10.3 million and $42.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Gross losses on the sales of investment securities were $4.2 million for the nine months ended September 30, 2011 and were not material for the three and nine months ended September 30, 2010.  The Company’s sales of available-for-sale investment securities during the nine months ended September 30, 2011 were primarily due to management’s ongoing evaluation of the investment securities portfolio in response to established asset/liability management objectives.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 258,363	$ (1,033)	$ 991	$ (6)	$ 259,354	$ (1,039)
Debt Securities Issued by States and Political Subdivisions	221	(1)	-	-	221	(1)
Debt Securities Issued by Corporations	59,659	(1,611)	-	-	59,659	(1,611)
Mortgage-Backed Securities Issued by Government Agencies	149,158	(1,091)	943	(16)	150,101	(1,107)
Total	$ 467,401	$ (3,736)	$ 1,934	$ (22)	$ 469,335	$ (3,758)

December 31, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 1,366	$ (36)	$ 1,204	$ (9)	$ 2,570	$ (45)
Debt Securities Issued by States and Political Subdivisions	67,754	(1,583)	-	-	67,754	(1,583)
Mortgage-Backed Securities Issued by Government Agencies	1,662,897	(30,887)	-	-	1,662,897	(30,887)
Total	$ 1,732,017	$ (32,506)	$ 1,204	$ (9)	$ 1,733,221	$ (32,515)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2011, which was comprised of 59 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2011, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

As of September 30, 2011, the carrying value of the Company’s Federal Home Loan Bank stock and Federal Reserve Bank stock was $61.3 million and $18.6 million, respectively.  These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities.  These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$ 790,294	$ 772,624
Commercial Mortgage	922,075	863,385
Construction	69,635	80,325
Lease Financing	312,159	334,997
Total Commercial	2,094,163	2,051,331
Consumer
Residential Mortgage	2,130,589	2,094,189
Home Equity	775,105	807,479
Automobile	191,497	209,008
Other [1]	157,118	173,785
Total Consumer	3,254,309	3,284,461
Total Loans and Leases	$ 5,348,472	$ 5,335,792

  1  Comprised of other revolving credit, installment, and lease financing.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2011.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$ 88,985	$ 55,991	$ 144,976
Loans and Leases Charged-Off	(4,215)	(6,556)	(10,771)
Recoveries on Loans and Leases Previously Charged-Off	4,929	2,096	7,025
Net Loans and Leases Charged-Off	714	(4,460)	(3,746)
Provision for Credit Losses	(7,024)	9,204	2,180
Balance at End of Period	$ 82,675	$ 60,735	$ 143,410
Nine Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$ 80,977	$ 66,381	$ 147,358
Loans and Leases Charged-Off	(7,379)	(19,773)	(27,152)
Recoveries on Loans and Leases Previously Charged-Off	5,994	6,739	12,733
Net Loans and Leases Charged-Off	(1,385)	(13,034)	(14,419)
Provision for Credit Losses	3,083	7,388	10,471
Balance at End of Period	$ 82,675	$ 60,735	$ 143,410

As of September 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$ -	$ 4,179	$ 4,179
Collectively Evaluated for Impairment	82,675	56,556	139,231
Total	$ 82,675	$ 60,735	$ 143,410
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$ 8,602	$ 26,400	$ 35,002
Collectively Evaluated for Impairment	2,085,561	3,227,909	5,313,470
Total	$ 2,094,163	$ 3,254,309	$ 5,348,472

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2011 and December 31, 2010.

September 30, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$ 742,444	$ 845,563	$ 52,570	$ 282,123	$ 1,922,700
Special Mention	26,170	28,253	579	26,183	81,185
Classified	21,680	48,259	16,486	3,853	90,278
Total	$ 790,294	$ 922,075	$ 69,635	$ 312,159	$ 2,094,163

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$ 2,102,296	$ 770,603	$ 191,359	$ 156,370	$ 3,220,628
Classified	28,293	4,502	138	748	33,681
Total	$ 2,130,589	$ 775,105	$ 191,497	$ 157,118	$ 3,254,309
Total Recorded Investment in Loans and Leases					$ 5,348,472

December 31, 2010
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$ 720,618	$ 775,938	$ 61,598	$ 305,967	$ 1,864,121
Special Mention	18,096	32,055	1,975	26,767	78,893
Classified	33,910	55,392	16,752	2,263	108,317
Total	$ 772,624	$ 863,385	$ 80,325	$ 334,997	$ 2,051,331

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$ 2,059,012	$ 804,158	$ 208,598	$ 172,762	$ 3,244,530
Classified	35,177	3,321	410	1,023	39,931
Total	$ 2,094,189	$ 807,479	$ 209,008	$ 173,785	$ 3,284,461
Total Recorded Investment in Loans and Leases					$ 5,335,792

[1] Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2011
Commercial
Commercial and Industrial	$ 956	$ 761	$ -	$ 6,593	$ 8,310	$ 781,984	$ 790,294	$ 5,912
Commercial Mortgage	103	-	-	2,188	2,291	919,784	922,075	1,231
Construction	-	-	-	-	-	69,635	69,635	-
Lease Financing	13	-	-	6	19	312,140	312,159	6
Total Commercial	1,072	761	-	8,787	10,620	2,083,543	2,094,163	7,149
Consumer
Residential Mortgage	11,735	9,667	7,664	23,779	52,845	2,077,744	2,130,589	3,940
Home Equity	6,422	1,545	2,639	1,863	12,469	762,636	775,105	284
Automobile	3,640	714	138	-	4,492	187,005	191,497	-
Other [1]	1,336	1,049	414	-	2,799	154,319	157,118	-
Total Consumer	23,133	12,975	10,855	25,642	72,605	3,181,704	3,254,309	4,224
Total	$ 24,205	$ 13,736	$ 10,855	$ 34,429	$ 83,225	$ 5,265,247	$ 5,348,472	$ 11,373

As of December 31, 2010
Commercial
Commercial and Industrial	$ 1,807	$ 1,341	$ -	$ 1,642	$ 4,790	$ 767,834	$ 772,624	$ 1,564
Commercial Mortgage	2,100	-	-	3,503	5,603	857,782	863,385	2,415
Construction	-	-	-	288	288	80,037	80,325	-
Lease Financing	82	-	-	19	101	334,896	334,997	19
Total Commercial	3,989	1,341	-	5,452	10,782	2,040,549	2,051,331	3,998
Consumer
Residential Mortgage	8,389	9,045	5,399	28,152	50,985	2,043,204	2,094,189	7,891
Home Equity	4,248	2,420	1,067	2,254	9,989	797,490	807,479	1,041
Automobile	6,046	1,004	410	-	7,460	201,548	209,008	-
Other [1]	1,962	1,145	707	-	3,814	169,971	173,785	-
Total Consumer	20,645	13,614	7,583	30,406	72,248	3,212,213	3,284,461	8,932
Total	$ 24,634	$ 14,955	$ 7,583	$ 35,858	$ 83,030	$ 5,252,762	$ 5,335,792	$ 12,930

1  Comprised of other revolving credit, installment, and lease financing.

2  Represents nonaccrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$ 6,436	$ 13,787	$ -
Commercial Mortgage	2,166	2,666	-
Total Commercial	8,602	16,453	-
Total Impaired Loans with No Related Allowance Recorded	$ 8,602	$ 16,453	$ -

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$ 4,723	$ 4,723	$ 905
Commercial Mortgage	314	617	71
Total Commercial	5,037	5,340	976
Consumer
Residential Mortgage	26,400	30,457	4,179
Home Equity	21	21	1
Automobile	5,927	5,927	99
Other [1]	569	569	51
Total Consumer	32,917	36,974	4,330
Total Impaired Loans with an Allowance Recorded	$ 37,954	$ 42,314	$ 5,306

Impaired Loans:
Commercial	$ 13,639	$ 21,793	$ 976
Consumer	32,917	36,974	4,330
Total Impaired Loans	$ 46,556	$ 58,767	$ 5,306

December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$ 1,564	$ 5,414	$ -
Commercial Mortgage	3,377	4,407	-
Total Commercial	4,941	9,821	-
Total Impaired Loans with No Related Allowance Recorded	$ 4,941	$ 9,821	$ -

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$ 5,156	$ 5,156	$ 927
Commercial Mortgage	442	745	99
Construction	288	288	65
Total Commercial	5,886	6,189	1,091
Consumer
Residential Mortgage	21,058	24,709	2,919
Home Equity	21	21	1
Automobile	5,845	5,845	137
Other [1]	282	282	22
Total Consumer	27,206	30,857	3,079
Total Impaired Loans with an Allowance Recorded	$ 33,092	$ 37,046	$ 4,170

Impaired Loans:
Commercial	$ 10,827	$ 16,010	$ 1,091
Consumer	27,206	30,857	3,079
Total Impaired Loans	$ 38,033	$ 46,867	$ 4,170

[1] Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$ 4,019	$ -	$ 2,665	$ -
Commercial Mortgage	2,693	-	3,022	-
Construction	144	-	192	-
Total Commercial	6,856	-	5,879	-
Total Impaired Loans with No Related Allowance Recorded	$ 6,856	$ -	$ 5,879	$ -

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$ 3,030	$ 27	$ 3,873	$ 116
Commercial Mortgage	311	1	351	10
Construction	-	-	96	-
Total Commercial	3,341	28	4,320	126
Consumer
Residential Mortgage	25,374	78	23,662	252
Home Equity	21	-	21	-
Automobile	5,837	150	5,841	438
Other [1]	601	8	513	22
Total Consumer	31,833	236	30,037	712
Total Impaired Loans with an Allowance Recorded	$ 35,174	$ 264	$ 34,357	$ 838

Impaired Loans:
Commercial	$ 10,197	$ 28	$ 10,199	$ 126
Consumer	31,833	236	30,037	712
Total Impaired Loans	$ 42,030	$ 264	$ 40,236	$ 838

[1] Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Lease financing modifications generally involves a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date.  Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged.  As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally two years.  During that time, the borrower’s entire monthly payment is applied to principal.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.  Home equity modifications are made infrequently and are not offered if the Company also holds the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage.  Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific Allowance associated with the loan.  An Allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR for the			Loans Modified as a TDR for the
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings [1]	Number of	Investment	the Allowance	Number of	Investment	the Allowance
(dollars in thousands)	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial
Commercial and Industrial	3	$ 4,106	$ -	7	$ 4,419	$ -
Commercial Mortgage	2	292	-	4	1,249	-
Total Commercial	5	4,398	-	11	5,668	-
Consumer
Residential Mortgage	3	1,413	131	13	6,308	904
Automobile	90	893	-	201	2,064	-
Other [2]	-	-	-	3	326	-
Total Consumer	93	2,306	131	217	8,698	904
Total	98	$ 6,704	$ 131	228	$ 14,366	$ 904

 1        The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.  Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

 2       Comprised of other revolving credit, installment, and lease financing.

The following presents by class, loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011

		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Consumer
Residential Mortgage	-	$ -	1	$ 848
Automobile	6	67	7	91
Total Consumer	6	67	8	939
Total	6	$ 67	8	$ 939

  1      The period end balances are inclusive of all partial paydowns and charge-offs since the modification date.  Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The residential mortgage loan TDR that subsequently defaulted was modified by temporarily lowering monthly payments and applying all payments during this time to principal.  Automobile loans modified in a TDR that subsequently defaulted were primarily modified by lowering monthly payments by extending the term.  There were no other loans modified as a TDR within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2011.

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The Allowance may be increased, adjustments may be made in the allocation of the Allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of September 30, 2011 and $3.2 billion as of December 31, 2010.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.2 million for the three months ended September 30, 2011 and 2010, and $6.4 million and $6.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2011 and 2010, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$8,852	$13,840	$10,226	$15,332
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(1,162)	(1,954)	(1,649)	(2,600)
Due to Paydowns and Other [2]	(257)	(642)	(1,144)	(1,488)
Total Changes in Fair Value of Mortgage Servicing Rights	(1,419)	(2,596)	(2,793)	(4,088)
Balance at End of Period	$7,433	$11,244	$7,433	$11,244

[1] Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.
[2] Principally represents changes due to loan payoffs.

For the three and nine months ended September 30, 2011 and 2010, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$16,220	$11,806	$15,153	$10,638
Servicing Rights that Resulted From Asset Transfers	976	1,711	2,938	3,552
Amortization	(639)	(445)	(1,534)	(1,118)
Balance at End of Period	$16,557	$13,072	$16,557	$13,072

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,483	$15,044	$20,340	$14,853
End of Period	$17,156	$14,159	$17,156	$14,159

The key assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Weighted-Average Constant Prepayment Rate [1]	16.40%	13.71%
Weighted-Average Life (in years)	4.90	5.90
Weighted-Average Note Rate	4.92%	5.02%
Weighted-Average Discount Rate [2]	6.44%	7.29%

[1] Represents annualized loan repayment rate assumption.
[2] Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2011 and December 31, 2010 is presented in the following table.

	September 30,	December 31,
(dollars in thousands)	2011	2010
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(297)	$(338)
Decrease in fair value from 50 bps adverse change	(585)	(671)
Discount Rate
Decrease in fair value from 25 bps adverse change	(337)	(421)
Decrease in fair value from 50 bps adverse change	(662)	(830)

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

As of September 30, 2011, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	252,588
31 to 90 Days	801,063
Over 90 Days	875,615
Total	$1,929,266

Note 6.  Comprehensive Income

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2011
Net Income	$ 61,494	$ 18,188	$ 43,306
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	32,184	12,677	19,507
Reclassification of Investment Securities Net Gains
Realized in Net Income	(1,508)	(612)	(896)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	30,676	12,065	18,611
Amortization of Net Losses Related to Defined Benefit Plans	777	412	365
Change in Accumulated Other Comprehensive Income	31,453	12,477	18,976
Total Comprehensive Income	$ 92,947	$ 30,665	$ 62,282

Three Months Ended September 30, 2010
Net Income	$ 58,502	$ 14,438	$ 44,064
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	16,686	6,548	10,138
Reclassification of Investment Securities Net Gains
Realized in Net Income	(7,877)	(3,091)	(4,786)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	8,809	3,457	5,352
Amortization of Net Losses Related to Defined Benefit Plans	595	214	381
Change in Accumulated Other Comprehensive Income	9,404	3,671	5,733
Total Comprehensive Income	$ 67,906	$ 18,109	$ 49,797

Nine Months Ended September 30, 2011
Net Income	$ 173,928	$ 53,114	$ 120,814
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	40,003	15,784	24,219
Reclassification of Investment Securities Net Gains
Realized in Net Income	(9,640)	(3,797)	(5,843)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	30,363	11,987	18,376
Amortization of Net Losses Related to Defined Benefit Plans	2,331	918	1,413
Change in Accumulated Other Comprehensive Income	32,694	12,905	19,789
Total Comprehensive Income	$ 206,622	$ 66,019	$ 140,603

Nine Months Ended September 30, 2010
Net Income	$ 206,465	$ 63,101	$ 143,364
Other Comprehensive Income:
Net Unrealized Gains on Investment Securities	142,112	57,811	84,301
Reclassification of Investment Securities Net Gains
Realized in Net Income	(42,849)	(17,434)	(25,415)
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	99,263	40,377	58,886
Amortization of Net Losses Related to Defined Benefit Plans	1,784	642	1,142
Change in Accumulated Other Comprehensive Income	101,047	41,019	60,028
Total Comprehensive Income	$ 307,512	$ 104,120	$ 203,392

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Denominator for Basic Earnings Per Share	46,806,439	48,189,358	47,358,049	48,062,385
Dilutive Effect of Stock Options	110,617	257,170	156,226	303,919
Dilutive Effect of Restricted Stock	17,084	15,626	16,791	20,343
Denominator for Diluted Earnings Per Share	46,934,140	48,462,154	47,531,066	48,386,647

Antidilutive Shares Outstanding	253,052	203,802	217,209	277,272

Note 8.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.  The Company’s internal management accounting process measures the performance of the business segments based on the management structure of the Company.  This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current organizational reporting structure.

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

Treasury and Other

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended September 30, 2011
Net Interest Income	$ 43,334	$ 33,935	$ 3,698	$ 15,799	$ 96,766
Provision for Credit Losses	4,477	(935)	205	(1,567)	2,180
Net Interest Income After Provision for Credit Losses	38,857	34,870	3,493	17,366	94,586
Noninterest Income	24,677	9,426	15,971	789	50,863
Noninterest Expense	(45,105)	(22,547)	(14,615)	(1,688)	(83,955)
Income Before Provision for Income Taxes	18,429	21,749	4,849	16,467	61,494
Provision for Income Taxes	(6,819)	(7,497)	(1,794)	(2,078)	(18,188)
Net Income	$ 11,610	$ 14,252	$ 3,055	$ 14,389	$ 43,306
Total Assets as of September 30, 2011	$ 3,050,418	$ 2,249,890	$ 212,914	$ 7,791,536	$ 13,304,758

Three Months Ended September 30, 2010
Net Interest Income	$ 46,740	$ 35,236	$ 4,043	$ 12,607	$ 98,626
Provision for Credit Losses	6,288	7,121	(19)	(31)	13,359
Net Interest Income After Provision for Credit Losses	40,452	28,115	4,062	12,638	85,267
Noninterest Income	28,049	9,745	16,478	8,853	63,125
Noninterest Expense	(43,391)	(23,370)	(13,851)	(9,278)	(89,890)
Income Before Provision for Income Taxes	25,110	14,490	6,689	12,213	58,502
Provision for Income Taxes	(9,291)	(421)	(2,475)	(2,251)	(14,438)
Net Income	$ 15,819	$ 14,069	$ 4,214	$ 9,962	$ 44,064
Total Assets as of September 30, 2010	$ 3,095,006	$ 2,251,004	$ 242,312	$ 7,128,281	$ 12,716,603

Nine Months Ended September 30, 2011
Net Interest Income	$ 131,648	$ 103,624	$ 11,353	$ 47,337	$ 293,962
Provision for Credit Losses	15,105	(726)	65	(3,973)	10,471
Net Interest Income After Provision for Credit Losses	116,543	104,350	11,288	51,310	283,491
Noninterest Income	66,494	28,224	46,256	13,274	154,248
Noninterest Expense	(141,349)	(71,128)	(45,062)	(6,272)	(263,811)
Income Before Provision for Income Taxes	41,688	61,446	12,482	58,312	173,928
Provision for Income Taxes	(15,425)	(21,302)	(4,618)	(11,769)	(53,114)
Net Income	$ 26,263	$ 40,144	$ 7,864	$ 46,543	$ 120,814
Total Assets as of September 30, 2011	$ 3,050,418	$ 2,249,890	$ 212,914	$ 7,791,536	$ 13,304,758

Nine Months Ended September 30, 2010
Net Interest Income	$ 144,290	$ 112,682	$ 12,582	$ 40,653	$ 310,207
Provision for Credit Losses	31,516	18,468	69	(44)	50,009
Net Interest Income After Provision for Credit Losses	112,774	94,214	12,513	40,697	260,198
Noninterest Income	77,322	31,461	45,814	49,184	203,781
Noninterest Expense	(129,160)	(72,210)	(43,450)	(12,694)	(257,514)
Income Before Provision for Income Taxes	60,936	53,465	14,877	77,187	206,465
Provision for Income Taxes	(22,546)	(14,742)	(5,505)	(20,308)	(63,101)
Net Income	$ 38,390	$ 38,723	$ 9,372	$ 56,879	$ 143,364
Total Assets as of September 30, 2010	$ 3,095,006	$ 2,251,004	$ 242,312	$ 7,128,281	$ 12,716,603

Note 9.  Pension Plans and Postretirement Benefit Plan

The components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010
Three Months Ended September 30,
Service Cost	$-	$-	$123	$117
Interest Cost	1,305	1,294	359	439
Expected Return on Plan Assets	(1,612)	(1,642)	-	-
Amortization of:
Prior Service Credit	-	-	(53)	(53)
Net Actuarial Losses (Gains)	830	724	-	(76)
Net Periodic Benefit Cost	$523	$376	$429	$427

Nine Months Ended September 30,
Service Cost	$-	$-	$369	$352
Interest Cost	3,914	3,883	1,078	1,318
Expected Return on Plan Assets	(4,837)	(4,926)	-	-
Amortization of:
Prior Service Credit	-	-	(160)	(160)
Net Actuarial Losses (Gains)	2,492	2,172	(1)	(228)
Net Periodic Benefit Cost	$1,569	$1,129	$1,286	$1,282

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2011, the Company contributed $0.1 million and $0.4 million, respectively, to the pension plans.  For the three and nine months ended September 30, 2011, the Company contributed $0.2 million and $0.6 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2011.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$5,331	$-	$1,531	$1,648
Forward Commitments	53	1,968	3,114	155
Interest Rate Swap Agreements	36,359	36,644	25,982	26,197
Foreign Exchange Contracts	22	119	264	106
Total	$41,765	$38,731	$30,891	$28,106

[1] Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the statements of income for the three and nine months ended September 30, 2011 and 2010:

	Location of Net Gains	Three Months Ended		Nine Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	September 30,		September 30,
as Hedging Instruments (dollars in thousands)	Statements of Income	2011	2010	2011	2010
Interest Rate Lock Commitments	Mortgage Banking	$8,809	$10,282	$12,197	$17,527
Forward Commitments	Mortgage Banking	(4,206)	(3,461)	(4,311)	(5,469)
Interest Rate Swap Agreements	Other Noninterest Income	(67)	22	300	136
Foreign Exchange Contracts	Other Noninterest Income	717	707	2,357	2,119
Total		$5,253	$7,550	$10,543	$14,313

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

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms.  Credit and counterparty risks associated with derivative financial instruments are similar to those relating to traditional financial instruments.  The Company manages derivative credit and counterparty risk by evaluating the creditworthiness of each borrower or counterparty, adhering to the same credit approval process used for commercial lending activities.

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of September 30, 2011 and December 31, 2010, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments, forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation.  Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds.  As of September 30, 2011, the Company had net liability positions with its financial institution counterparties totaling $36.6 million.  The collateral posted by the Company for these net liability positions was not material.

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

Note 11.  Credit Commitments

The Company’s credit commitments as of September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Unfunded Commitments to Extend Credit	$1,883,588	$1,875,459
Standby Letters of Credit	75,921	97,708
Commercial Letters of Credit	21,399	24,658
Total Credit Commitments	$1,980,908	$1,997,825

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued.  As of September 30, 2011 and December 31, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 905,014	$ 381,582	$ -	$ 1,286,596
Debt Securities Issued by States and Political Subdivisions	-	159,568	-	159,568
Debt Securities Issued by Corporations	-	132,540	-	132,540
Mortgage-Backed Securities Issued by
Government Agencies	-	2,799,632	-	2,799,632
U.S. Government-Sponsored Enterprises	-	70,562	-	70,562
Total Mortgage-Backed Securities	-	2,870,194	-	2,870,194
Total Investment Securities Available-for-Sale	905,014	3,543,884	-	4,448,898
Mortgage Servicing Rights	-	-	7,433	7,433
Other Assets	11,075	-	-	11,075
Net Derivative Assets and Liabilities	-	(2,012)	5,046	3,034
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2011	$ 916,089	$ 3,541,872	$ 12,479	$ 4,470,440

December 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$ 553,894	$ 1,962	$ -	$ 555,856
Debt Securities Issued by States and Political Subdivisions	-	113,609	-	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	505	-	505
Mortgage-Backed Securities Issued by
Government Agencies	-	5,750,028	-	5,750,028
U.S. Government-Sponsored Enterprises	-	113,876	-	113,876
Total Mortgage-Backed Securities	-	5,863,904	-	5,863,904
Total Investment Securities Available-for-Sale	553,894	5,979,980	-	6,533,874
Mortgage Servicing Rights	-	-	10,226	10,226
Other Assets	10,851	-	-	10,851
Net Derivative Assets and Liabilities	-	3,117	(332)	2,785
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010	$ 564,745	$ 5,983,097	$ 9,894	$ 6,557,736

For the three and nine months ended September 30, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2011
Balance as of July 1, 2011	$ 8,852	$ 432	$ 9,284
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,419)	8,742	7,323
Transfers to Loans Held for Sale	-	(4,128)	(4,128)
Balance as of September 30, 2011	$ 7,433	$ 5,046	$ 12,479
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2011	$ (1,162)	$ 5,046	$ 3,884

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2010
Balance as of July 1, 2010	$ 13,840	$ 2,007	$ 15,847
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,596)	10,259	7,663
Transfers to Loans Held for Sale	-	(6,525)	(6,525)
Balance as of September 30, 2010	$ 11,244	$ 5,741	$ 16,985
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2010	$ (1,954)	$ 5,741	$ 3,787

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Nine Months Ended September 30, 2011
Balance as of January 1, 2011	$ 10,226	$ (332)	$ 9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,793)	12,127	9,334
Transfers to Loans Held for Sale	-	(6,749)	(6,749)
Balance as of September 30, 2011	$ 7,433	$ 5,046	$ 12,479
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2011	$ (1,649)	$ 5,046	$ 3,397

Assets (dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Nine Months Ended September 30, 2010
Balance as of January 1, 2010	$ 15,332	$ (180)	$ 15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(4,088)	17,403	13,315
Transfers to Loans Held for Sale	-	(11,482)	(11,482)
Balance as of September 30, 2010	$ 11,244	$ 5,741	$ 16,985
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2010	$ (2,600)	$ 5,741	$ 3,141

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of September 30, 2011 and December 31, 2010, there were no adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following presents the carrying amount and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$2,520,422	$2,610,081	$127,249	$134,028
Loans Held for Sale	12,745	12,822	17,564	17,575
Loans [1]	4,852,873	5,108,804	4,861,643	5,115,355
Financial Instruments - Liabilities
Deposits	10,009,013	10,020,983	9,888,995	9,901,009
Long-Term Debt [2]	21,786	24,302	23,707	24,590

[1] Comprised of loans, net of unearned income and the allowance for loan losses.
[2] Excludes capitalized lease obligations.

Note 13.  Legal Proceedings

On February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  The lawsuit is similar to industry lawsuits filed against other financial institutions pertaining to overdraft fee debit card transactions.  On July 15, 2011, the Company reached a tentative settlement with the plaintiffs subject to documentation and court approvals.  The tentative settlement provides for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  As of June 30, 2011, the $9.0 million tentative settlement amount was fully accrued for by the Company.  In September 2011, the court gave its initial approval to the settlement and the $9.0 million settlement amount was paid to the Fund Administrator.

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) changes to the amount and timing of proposed common stock repurchases; and 15) natural disasters or public unrest, or adverse weather, public health, and other conditions impacting us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

Hawaii Economy

Hawaii’s economy continued to improve during the third quarter of 2011 primarily due to increasing visitor arrivals and spending.  For the first eight months of 2011, visitor arrivals increased by 2.5% and visitor spending increased by 14.1% compared to the same period in 2010.  Total Japanese visitor expenditures increased by 4.9% for the first eight months of 2011, despite an 8.2% decline in Japanese visitor arrivals compared to the same period in 2010.  During 2011, hotel occupancy and revenue per available room have generally shown signs of improvement as well.  Overall, state job growth has begun to stabilize as the statewide seasonally-adjusted unemployment rate was 6.4% at the end of September 2011, compared to 9.1% nationally.  The volume of single-family home sales on Oahu increased in September 2011 compared to the same period in 2010, although the median price for single-family homes on Oahu has declined.

Earnings Summary

For the third quarter of 2011, net income was $43.3 million, a decrease of $0.8 million or 2% compared to the same period in 2010.  Diluted earnings per share were $0.92 per share, an increase of $0.01 per share compared to the same period in 2010.  For the third quarter of 2011, diluted earnings per share increased over the same period in 2010 as we had fewer weighted average shares outstanding, a result of our share repurchase program.  Lower net income for the third quarter of 2011 was primarily due to the following:

•                  Net interest income was $96.8 million for the third quarter of 2011, a decrease of $1.9 million or 2% compared to the same period in 2010.  This decrease was primarily due to lower yields in our lending and investment portfolios.

•                  Overdraft fees were $5.5 million in the third quarter of 2011, a decrease of $2.3 million or 30% compared to the same period in 2010.  This decrease was primarily due to several overdraft policy changes implemented in the first quarter of 2011 as well as the Federal Reserve Board’s amendments to Regulation E.

•                  We did not sell any investment securities in the third quarter of 2011.  Net realized investment securities gains were $7.9 million in the third quarter of 2010.

•                  We recognized a net gain of $2.6 million from the sale of our equity interest in a railcar leveraged lease in the third quarter of 2010.  This was comprised of a $1.4 million pre-tax loss and a tax gain of $4.0 million.

The impact of these items was partially offset by a lower provision for credit losses (the “Provision”), lower salaries and benefits, and lower levels of noninterest expense.  Consistent with continued improvements in our credit quality, we recorded a Provision of $2.2 million in the third quarter of 2011.  This represents an $11.2 million or 84% decrease in the Provision compared to the same period in 2010.  Salaries and benefits expense was $44.3 million in the third quarter of 2011, a decrease of $2.5 million or 5% compared to the same period in 2010.  This decrease was primarily due to lower separation expense, base salaries, and retirement and other benefits.  Other noninterest expense was $19.6 million in the third quarter of 2011, a decrease of $4.7 million or 19% compared to the same period in 2010.  We incurred $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase in the third quarter of 2010.

For the first nine months of 2011, net income was $120.8 million, a decrease of $22.6 million or 16% compared to the same period in 2010.  Diluted earnings per share were $2.54 per share, a decrease of $0.42 per share compared to the same period in 2010.  Lower net income for the first nine months of 2011 was primarily due to the following:

•                  Net interest income was $294.0 million for the first nine months of 2011, a decrease of $16.2 million or 5% compared to the same period in 2010.  Given the current economic environment, we have maintained discipline in our loan underwriting and deposit pricing and have also invested conservatively.

•                  Net investment securities gains were $6.1 million for the first nine months of 2011, a decrease of $36.8 million or 86% compared to the same period in 2010.

•                  Overdraft fees were $15.7 million for the first nine months of 2011, a decrease of $10.9 million or 41% compared to the same period in 2010.  As noted above, we have been adversely impacted by overdraft policy changes implemented in the first quarter of 2011 as well as the amendments to Regulation E.

•                  Other noninterest expense was $65.9 million for the first nine months of 2011, an increase of $5.6 million or 9% compared to the same period in 2010.  On July 15, 2011, we reached a tentative settlement relating to an overdraft litigation matter.  We fully accrued for the $9.0 million tentative settlement amount in the second quarter of 2011.  See Note 13 to the Consolidated Financial Statements for more information.

The impact of these items was partially offset by a lower Provision for the first nine months of 2011 compared to the same period in 2010.  The Provision was $10.5 million for the first nine months of 2011, a decrease of $39.5 million or 79% compared to the same period in 2010.  The lower Provision for the first nine months of 2011 was consistent with lower levels of net charge-offs and lower trending levels of non-performing assets.  As noted above, we also incurred $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase in the third quarter of 2010.

Hawaii’s economy continues to show signs of recovery.  However, we remain cautious about the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  We continue to monitor regulatory changes and the associated costs of compliance. We also expect increased pressure on fee-based revenues in future periods.  In particular, we expect compliance with the Durbin Amendment under the Dodd-Frank Act to significantly reduce interchange revenue beginning in the fourth quarter of 2011.  As a result of the uncertainties in the economic recovery, we have continued to maintain a strong balance sheet with adequate reserves for credit losses and high levels of liquidity and capital during the third quarter of 2011. In particular:

•                  The allowance for loan and lease losses (the “Allowance”) was $143.4 million or 2.68% of total loans and leases outstanding as of September 30, 2011, compared with an Allowance of $147.4 million or 2.76% of total loans and leases outstanding as of December 31, 2010.

•                  Total deposits were $10.0 billion as of September 30, 2011, an increase of $120.0 million from December 31, 2010.  Our strong brand continues to play a key role in new account acquisitions.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of September 30, 2011, the total carrying value of our investment securities portfolio was $7.0 billion.  During the first nine months of 2011, we reduced our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”).  We re-invested these proceeds primarily into U.S. Treasury notes in an effort to further reduce the average duration of our portfolio.

•                  Our capital levels remained strong during the third quarter of 2011.  Shareholders’ equity was $1.0 billion as of September 30, 2011, an increase of $6.6 million from December 31, 2010.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
For the Period:
Operating Results
Net Interest Income	$ 96,766	$ 98,626	$ 293,962	$ 310,207
Provision for Credit Losses	2,180	13,359	10,471	50,009
Total Noninterest Income	50,863	63,125	154,248	203,781
Total Noninterest Expense	83,955	89,890	263,811	257,514
Net Income	43,306	44,064	120,814	143,364
Basic Earnings Per Share	0.93	0.91	2.55	2.98
Diluted Earnings Per Share	0.92	0.91	2.54	2.96
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	1.31%	1.37%	1.24%	1.52%
Return on Average Shareholders' Equity	16.80	16.64	15.85	19.28
Efficiency Ratio [1]	56.87	55.57	58.86	50.10
Operating Leverage [2]	19.71	(17.29)	(28.10)	9.47
Net Interest Margin [3]	3.09	3.27	3.16	3.50
Dividend Payout Ratio [4]	48.39	49.45	52.94	45.30
Average Shareholders' Equity to Average Assets	7.79	8.21	7.83	7.90

Average Balances
Average Loans and Leases	$ 5,340,406	$ 5,368,177	$ 5,326,209	$ 5,524,672
Average Assets	13,125,077	12,797,219	13,019,898	12,594,282
Average Deposits	9,871,750	9,576,936	9,845,269	9,452,406
Average Shareholders' Equity	1,022,585	1,050,535	1,019,409	994,319

Market Price Per Share of Common Stock
Closing	$ 36.40	$ 44.92	$ 36.40	$ 44.92
High	47.10	51.60	49.26	54.10
Low	35.30	43.77	35.30	41.60

			September 30,	December 31,
			2011	2010
As of Period End:
Balance Sheet Totals
Loans and Leases			$ 5,348,472	$ 5,335,792
Total Assets			13,304,758	13,126,787
Total Deposits			10,009,013	9,888,995
Long-Term Debt			30,705	32,652
Total Shareholders' Equity			1,017,775	1,011,133

Asset Quality
Allowance for Loan and Lease Losses			$ 143,410	$ 147,358
Non-Performing Assets			37,770	37,786

Financial Ratios
Allowance to Loans and Leases Outstanding			2.68%	2.76%
Tier 1 Capital Ratio			17.57	18.28
Total Capital Ratio			18.83	19.55
Tier 1 Leverage Ratio			6.95	7.15
Total Shareholders' Equity to Total Assets			7.65	7.70
Tangible Common Equity to Tangible Assets [5]			7.43	7.48
Tangible Common Equity to Risk-Weighted Assets [5]			18.90	19.29

Non-Financial Data
Full-Time Equivalent Employees			2,381	2,399
Branches and Offices			82	82
ATMs			508	502

[1] Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]  Operating leverage is defined as the percentage change in income before the provision for credit losses and the provision for income taxes.  Measures for the three months ended September 30, 2011 and 2010 are presented on a linked quarter basis.

[3] Net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.
[4] Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[5] Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures.  See the GAAP to Non-GAAP reconciliation - Table 20 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2.  An analysis of the change in net interest income, on a taxable equivalent basis, is presented in Table 3.

Average Balances and Interest Rates - Taxable Equivalent Basis										Table 2
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010			September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$ 3.7	$ -	0.56%	$ 4.4	$ -	0.49%	$ 4.4	$ -	0.18%	$ 5.2	$ -	0.54%
Funds Sold	309.4	0.2	0.20	303.4	0.2	0.27	427.8	0.7	0.22	450.5	0.9	0.27
Investment Securities
Available-for-Sale	4,309.3	23.5	2.18	6,158.5	41.0	2.66	4,667.6	85.4	2.44	5,646.9	130.3	3.08
Held-to-Maturity	2,511.0	20.3	3.24	148.2	1.6	4.19	1,949.2	48.6	3.32	160.7	5.1	4.24
Loans Held for Sale	9.2	0.1	4.87	12.7	0.1	4.59	9.7	0.3	4.46	10.0	0.8	10.16
Loans and Leases [1]
Commercial and Industrial	815.5	8.2	3.97	750.6	7.8	4.13	788.0	23.8	4.03	768.1	25.9	4.50
Commercial Mortgage	876.7	10.7	4.85	808.8	10.4	5.10	873.1	31.9	4.88	824.2	31.4	5.10
Construction	74.5	1.0	5.15	87.6	1.1	4.95	78.1	3.0	5.14	98.6	3.7	5.08
Commercial Lease Financing	314.6	2.0	2.61	380.1	2.6	2.79	325.8	6.6	2.72	396.0	9.0	3.03
Residential Mortgage	2,129.8	27.8	5.23	2,076.0	29.5	5.68	2,114.7	84.2	5.31	2,114.9	90.3	5.69
Home Equity	780.5	9.3	4.72	849.4	10.7	4.99	787.2	28.4	4.82	878.0	32.9	5.01
Automobile	191.4	3.2	6.66	229.1	4.4	7.54	195.7	10.1	6.91	250.2	14.3	7.64
Other [2]	157.4	3.0	7.50	186.6	3.5	7.55	163.6	9.2	7.51	194.7	11.2	7.65
Total Loans and Leases	5,340.4	65.2	4.86	5,368.2	70.0	5.20	5,326.2	197.2	4.94	5,524.7	218.7	5.29
Other	79.9	0.3	1.40	79.8	0.3	1.39	79.9	0.8	1.40	79.8	0.8	1.39
Total Earning Assets [3]	12,562.9	109.6	3.48	12,075.2	113.2	3.74	12,464.8	333.0	3.56	11,877.8	356.6	4.01
Cash and Noninterest-Bearing Deposits	135.1			227.3			133.0			226.1
Other Assets	427.1			494.7			422.1			490.4
Total Assets	$ 13,125.1			$ 12,797.2			$ 13,019.9			$ 12,594.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$ 1,772.5	0.2	0.04	$ 1,770.1	0.2	0.06	$ 1,782.2	0.6	0.04	$ 1,697.7	0.8	0.06
Savings	4,497.1	1.8	0.16	4,460.9	3.5	0.31	4,518.9	5.9	0.18	4,457.7	12.2	0.37
Time	1,069.4	2.6	0.96	1,075.7	3.3	1.22	1,041.7	8.1	1.04	1,101.5	10.3	1.25
Total Interest-Bearing Deposits	7,339.0	4.6	0.25	7,306.7	7.0	0.38	7,342.8	14.6	0.27	7,256.9	23.3	0.43
Short-Term Borrowings	19.0	-	0.08	26.6	-	0.15	17.4	-	0.12	24.3	-	0.12
Securities Sold Under Agreements
to Repurchase	1,908.9	7.4	1.52	1,706.2	6.7	1.53	1,844.7	21.8	1.56	1,675.0	19.5	1.54
Long-Term Debt	30.7	0.5	6.50	40.3	0.7	6.68	32.0	1.5	6.15	68.2	2.9	5.63
Total Interest-Bearing Liabilities	9,297.6	12.5	0.53	9,079.8	14.4	0.63	9,236.9	37.9	0.54	9,024.4	45.7	0.67
Net Interest Income		$ 97.1			$ 98.8			$ 295.1			$ 310.9
Interest Rate Spread			2.95%			3.11%			3.02%			3.34%
Net Interest Margin			3.09%			3.27%			3.16%			3.50%
Noninterest-Bearing Demand Deposits	2,532.8			2,270.2			2,502.5			2,195.5
Other Liabilities	272.1			396.7			261.1			380.1
Shareholders' Equity	1,022.6			1,050.5			1,019.4			994.3
Total Liabilities and Shareholders' Equity	$ 13,125.1			$ 12,797.2			$ 13,019.9			$ 12,594.3

[1] Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2] Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]  Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $364,000 and $199,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,142,000 and $675,000 for the nine months ended September 30, 2011 and 2010, respectively.

Analysis of Change in Net Interest Income - Taxable Equivalent Basis			Table 3
	Nine Months Ended September 30, 2011
	Compared to September 30, 2010
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$ -	$ (0.2)	$ (0.2)
Investment Securities
Available-for-Sale	(20.5)	(24.4)	(44.9)
Held-to-Maturity	44.8	(1.3)	43.5
Loans Held for Sale	(0.1)	(0.4)	(0.5)
Loans and Leases
Commercial and Industrial	0.7	(2.8)	(2.1)
Commercial Mortgage	1.8	(1.3)	0.5
Construction	(0.7)	-	(0.7)
Commercial Lease Financing	(1.5)	(0.9)	(2.4)
Residential Mortgage	-	(6.1)	(6.1)
Home Equity	(3.3)	(1.2)	(4.5)
Automobile	(2.9)	(1.3)	(4.2)
Other [2]	(1.8)	(0.2)	(2.0)
Total Loans and Leases	(7.7)	(13.8)	(21.5)
Total Change in Interest Income	16.5	(40.1)	(23.6)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.2)	(0.2)
Savings	0.1	(6.4)	(6.3)
Time	(0.5)	(1.7)	(2.2)
Total Interest-Bearing Deposits	(0.4)	(8.3)	(8.7)
Securities Sold Under Agreements to Repurchase	2.0	0.3	2.3
Long-Term Debt	(1.6)	0.2	(1.4)
Total Change in Interest Expense	-	(7.8)	(7.8)

Change in Net Interest Income	$ 16.5	$ (32.3)	$ (15.8)

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

Net interest income, on a taxable equivalent basis, decreased by $1.7 million or 2% in the third quarter of 2011 and by $15.8 million or 5% for the first nine months of 2011 compared to the same periods in 2010 primarily due to lower yields on our earning assets.  Our net interest margin decreased by 18 basis points in the third quarter of 2011 and by 34 basis points for the first nine months of 2011 compared to the same periods in 2010.

Yields on our earning assets decreased by 26 basis points in the third quarter of 2011 and by 45 basis points for the first nine months of 2011 compared to the same periods in 2010, due to lower interest rates, declining levels of loans and leases, and a higher level of lower-yielding investment securities.  Yields on our investment securities portfolio decreased by 13 basis points in the third quarter of 2011 and by 41 basis points for the first nine months of 2011 compared to the same periods in 2010.  Also contributing to the decline in yields on our earning assets in 2011 were lower yields in nearly every category of loans and leases.  Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our savings deposits decreased by 15 basis points in the third quarter of 2011 and by 19 basis points for the first nine months of 2011 compared to the same periods in 2010.

Average balances of our earning assets increased by $487.7 million or 4% in the third quarter of 2011 compared to the same period in 2010, primarily due to a $513.6 million increase in average balances of our investment securities portfolio.  In 2011, we changed the composition of our investment securities portfolio.  We increased our holdings of U.S. Treasury notes and securities issued by the Small Business Administration (the “SBA”) in an effort to further reduce the average duration of our portfolio.  We also increased our holdings of highly-rated corporate bonds in an effort to manage extension risk.  Average balances of our debt securities issued by the U.S. Treasury increased by $508.3 million and average balances of our SBA securities increased by $247.3 million in the third quarter of 2011 compared to the same period in 2010.  Average balances of our investment in corporate bonds increased by $84.9 million in the third quarter of 2011 compared to the same period in 2010.  These increases were partially offset by a $294.5 million decrease in average balances of our mortgage-backed securities issued by Ginnie Mae.  Average balances of our earning assets increased by $587.0 million or 5% for the first nine months of 2011 compared to the same period in 2010, primarily due to an $809.2 million increase in average balances of our investment securities portfolio.  As noted above, we re-invested proceeds into U.S. Treasury notes, securities issued by the SBA, and corporate bonds.  Average balances of our debt securities issued by the U.S. Treasury increased by $322.7 million and average balances of our SBA securities increased by $85.7 million for the first nine months of 2011 compared to the same period in 2010.  Average balances of our investment in corporate bonds increased by $36.6 million for the first nine months of 2011 compared to the same period in 2010.  In addition, average balances of our mortgage-backed securities issued by Ginnie Mae increased by $525.0 million for the first nine months of 2011 compared to the same period in 2010.  The increase in average balances of our earning assets for the first nine months of 2011 compared to the same period in 2010 was partially offset by a $198.5 million or 4% decrease in our average loan and lease balances due to continued paydowns along with weak demand for new lending opportunities.  As we continue to experience run-off in our lending portfolio, we have invested our excess liquidity into investments.

Average balances of our interest-bearing liabilities increased by $217.8 million or 2% in the third quarter of 2011 compared to the same period in 2010 primarily due to a $202.8 million increase in average balances of securities sold under agreements to repurchase as a result of new placements to accommodate local government entities.  Average balances of our interest-bearing liabilities increased by $212.5 million or 2% for the first nine months of 2011 compared to the same period in 2010 primarily due to an increase in average balances in our interest-bearing deposits and securities sold under agreements to repurchase.  Average balances of our interest-bearing deposits increased by $85.9 mi1lion or 1% for the first nine months of 2011 compared to the same period in 2010.  This increase was primarily due to higher average balances in our interest-bearing demand and savings deposits, partially offset by lower average time deposit balances as some customers moved their time deposits to more liquid accounts.  Average balances of our securities sold under agreements to repurchase increased by $169.7 million or 10% for the first nine months of 2011 compared to the same period in 2010 primarily due to new placements to accommodate local government entities.  These increases were partially offset by a $36.2 million or 53% decrease in average long-term debt balances for the first nine months of 2011 compared to the same period in 2010.  This decrease was due to the maturity of a $50.0 million advance from the Federal Home Loan Bank of Seattle in the second quarter of 2010.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $2.2 million in the third quarter of 2011 and $10.5 million for the first nine months of 2011 compared to a Provision of $13.4 million in the third quarter of 2010 and $50.0 million for the first nine months of 2010.  The lower Provision recorded in the third quarter of 2011 and for the first nine months of 2011 was reflective of a Hawaii economy which generally showed signs of continued improvement.  We have also experienced lower levels of net charge-offs and non-performing assets.  For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $12.3 million or 19% in the third quarter of 2011 and by $49.5 million or 24% for the first nine months of 2011 compared to the same periods in 2010.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $9.5 billion as of September 30, 2011, $10.1 billion as of December 31, 2010, and $9.6 billion as of September 30, 2010.  Trust and asset management income increased by $0.3 million or 2% in the third quarter of 2011 and by $0.3 million or 1% for the first nine months of 2011 compared to the same periods in 2010.  The increase for the first nine months of 2011 compared to the same period in 2010 was primarily due to a $1.0 million increase in agency fees and a $0.7 million increase in irrevocable trust fees.  These fee increases were largely due to higher market values of assets under management and higher fee rates for assets previously invested in our proprietary mutual funds, which were sold/liquidated in July 2010.  In addition, our unified managed accounts, which were introduced in the fourth quarter of 2010, generated $0.9 million of fee revenue in the first nine months of 2011.  These increases were largely offset by a $2.5 million decrease in mutual fund management fees mainly due to the sale/liquidation of our proprietary mutual funds noted above.  In December 2011, we plan to liquidate three of our proprietary money market funds.  Customers invested in these funds will be transferred to a corresponding money market fund in another family of funds upon liquidation.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $1.3 million or 20% in the third quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $2.2 million decrease in net gains related to the fair value of mortgage-related derivative financial instruments, partially offset by a $0.8 million decrease in net fair value write-downs of mortgage servicing rights.  Residential mortgage loan originations were $195.2 million in the third quarter of 2011, a decrease of $97.7 million or 33% compared to the same period in 2010.  Residential mortgage loan sales were $99.9 million in the third quarter of 2011, a decrease of $86.2 million or 46% compared to the same period in 2010.  Mortgage banking income decreased by $2.8 million or 20% for the first nine months of 2011 compared to the same period in 2010.  This decrease was primarily due to a $4.2 million decrease in net gains related to the fair value of mortgage-related derivative financial instruments, partially offset by a $1.0 million decrease in net fair value write-downs of mortgage servicing rights.   Residential mortgage loan originations were $603.0 million for the first nine months of 2011, an increase of $15.2 million or 3% compared to the same period in 2010.  Residential mortgage loan sales were $311.3 million for the first nine months of 2011, a decrease of $91.3 million or 23% compared to the same period in 2010.  For the first nine months of 2011, we strategically added production to our portfolio and sold fewer of our conforming loans in the secondary market.

Service charges on deposit accounts decreased by $2.9 million or 23% in the third quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to a $2.3 million decline in overdraft fees mainly the result of several processing changes implemented in the first quarter of 2011, combined with the Federal Reserve Board’s amendments to Regulation E.  Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  In addition, account analysis fees decreased by $0.4 million due to higher investable balances resulting in larger earnings credit rates granted to our customers.  Service charges on deposit accounts decreased by $12.3 million or 30% for the first nine months of 2011 compared to the same period in 2010.  This decrease was primarily due to a $10.9 million decline in overdraft fees due to the amendments to Regulation E and processing changes noted above.  In addition, account analysis fees decreased by $1.0 million due to higher investable balances resulting in larger earnings credit rates granted to our customers.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.7 million or 5% in the third quarter of 2011 compared to the same period in 2010.  This increase was primarily due to a $1.2 million increase in debit card income resulting mainly from account growth and increased debit card usage.  This increase was partially offset by a $0.3 million decrease in other loan fees.  Fees, exchange, and other service charges increased by $2.0 million or 4% for the first nine months of 2011 compared to the same period in 2010.  This increase was primarily due to a $3.7 million increase in debit card income resulting mainly from account growth and increased debit card usage.  This increase was partially offset by a decrease in other loan fees, ATM fees, and merchant income.

In June 2011, the Federal Reserve Bank (the “FRB”) approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses.  In addition, the FRB issued an interim final rule that allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures.  The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions; one signature-based, one PIN-based.  The effective date for the final and interim final rules on the pricing and routing restrictions, commonly referred to as “the Durbin Amendment,” was October 1, 2011.  Included in fees, exchange, and other service charges was debit card interchange fees of approximately $6.7 million in the third quarter of 2011 and approximately $19.4 million for the first nine months of 2011.  Compliance with the Durbin Amendment is expected to reduce revenues by approximately $4.0 million in the fourth quarter of 2011.

We did not sell any investment securities in the third quarter of 2011 compared to net gains from the sales of investment securities of $7.9 million in the third quarter of 2010.  Net gains from the sales of investment securities were $6.1 million for the first nine months of 2011 compared to $42.8 million for the same period in 2010.  The amount and timing of our sale of investments securities is dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Insurance income remained relatively unchanged in the third quarter of 2011 and increased by $1.0 million or 13% for the first nine months of 2011 compared to the same periods in 2010.  The increase for the first nine months of 2011 compared to the same period in 2010 was primarily due to an increase in income from our variable annuity products in the second quarter of 2011.

Other noninterest income decreased by $1.1 million or 16% in the third quarter of 2011 and by $1.1 million or 6% for the first nine months of 2011 compared to the same periods in 2010.  These decreases were primarily due to net gains of $2.9 million resulting from the sale of our proprietary mutual funds in the third quarter of 2010, partially offset by a $2.0 million contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds.

Noninterest Expense

Noninterest expense decreased by $5.9 million or 7% in the third quarter of 2011 and increased by $6.3 million or 2% for the first nine months of 2011 compared to the same periods in 2010.

Table 4 presents the components of salaries and benefits expense.

Salaries and Benefits				Table 4
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Salaries	$ 28,965	$ 30,080	$ 87,182	$ 89,165
Incentive Compensation	4,777	3,403	12,486	10,296
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	743	1,045	3,901	5,585
Commission Expense	1,572	1,836	4,788	4,441
Retirement and Other Benefits	3,634	4,178	12,400	12,144
Payroll Taxes	2,241	2,287	8,615	8,051
Medical, Dental, and Life Insurance	2,056	2,263	6,717	7,224
Separation Expense	319	1,748	1,800	1,998
Total Salaries and Benefits	$ 44,307	$ 46,840	$ 137,889	$ 138,904

Salaries and benefits expense decreased by $2.5 million or 5% in the third quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to lower separation expense, salaries expense due to a decline in the number of full-time equivalent employees, and retirement and other benefits.  This decrease was partially offset by higher incentive compensation.  Salaries and benefits expense decreased by $1.0 million or 1% for the first nine months of 2011 compared to the same period in 2010.  This decrease was primarily due to an increase in deferred salaries resulting from a decision to add more of our residential mortgage loan production to our portfolio, lower salaries expense due to a decline in the number of full-time equivalent employees, combined with lower cash grants for the purchase of Company stock, which was partially offset by higher share-based compensation due to a new share appreciation program introduced in 2011.  The decrease in salaries and benefits expense for the first nine months of 2011 was also partially offset by higher incentive compensation.  Our incentive programs are designed to reward performance and to provide market competitive total compensation.  Executive incentive programs, in particular, are designed to align the long-term interests of executives and shareholders through the achievement of earnings growth and stock price appreciation.

Net occupancy increased by $0.9 million or 9% in the third quarter of 2011 and by $1.4 million or 5% for the first nine months of the 2011 compared to the same periods in 2010.  These increases were primarily due to higher electricity rates combined with an increase in depreciation expense due mainly to the change in useful lives related to two properties.

Professional fees increased by $1.3 million or 148% in the third quarter of 2011 and by $1.7 million or 34% for the first nine months of 2011 compared to the same periods in 2010.  These increases were primarily due to higher legal fees combined with expenses incurred relating to our unified managed accounts, which were introduced in the fourth quarter of 2010.

FDIC insurance expense decreased by $1.1 million or 35% in the third quarter and by $2.0 million or 22% for the first nine months of 2011 compared to the same periods in 2010.  These decreases were primarily due to lower rate assessments as a result of new rules finalized by the FDIC.  As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.”  The new rate schedule and other revisions to the assessment rules became effective April 1, 2011.  The FDIC’s final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and will instead use scorecards that the FDIC believes better reflect risks to the Deposit Insurance Fund.

Other noninterest expense decreased by $4.7 million or 19% in the third quarter of 2011 compared to the same period in 2010.  This decrease was primarily due to $5.2 million in early termination costs incurred in the third quarter of 2010 related to the prepayment of $75.0 million in securities sold under agreements to repurchase.  Other noninterest expense increased by $5.6 million or 9% for the first nine months of 2011 compared to the same period in 2010.  This increase was primarily due to the accrual of $9.0 million related to the tentative settlement of overdraft litigation recorded in the second quarter of 2011.  In September 2011, the court gave its initial approval to the settlement.  See Note 13 to our Consolidated Financial Statements for more information.  Also contributing to the increase for the first nine months of 2011 was a $2.0 million increase in donations.  These increases were partially offset by the previously noted $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase recorded in the third quarter of 2010.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates			Table 5
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Provision for Income Taxes	$ 18,188	$ 14,438	$ 53,114	$ 63,101
Effective Tax Rates	29.58%	24.68%	30.54%	30.56%

The higher effective tax rate for the third quarter of 2011 compared to the same period in 2010 was primarily due to the sale of our equity interest in two leveraged leases, which resulted in a $4.4 million credit to the provision for income taxes in the third quarter of 2010.

The effective tax rate for the first nine months of 2011 was relatively unchanged compared to the same period in 2010.  The decrease in favorable discrete items for the first nine months of 2011 compared to the same period in 2010 was offset by the decrease in pre-tax book income for the first nine months of 2011.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $7.0 billion as of September 30, 2011, an increase of $308.2 million or 5% compared to December 31, 2010.

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

During the first nine months of 2011, we reduced our positions in mortgage-backed securities issued by Ginnie Mae.  The proceeds were primarily re-invested into U.S. Treasury notes and securities issued by the SBA in an effort to further reduce the average duration of our portfolio. The proceeds were also re-invested into highly-rated corporate bonds in an effort to manage extension risk.  As of September 30, 2011, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011.  As of September 30, 2011, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future.

During the first quarter of 2011, we also reclassified at fair value approximately $2.2 billion in available-for-sale investment securities to the held-to-maturity category.  Generally, our longer duration investment securities were reclassified into the held-to-maturity category.  The related unrealized after-tax gains of approximately $8.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.  No gains or losses were recognized at the time of reclassification.  We consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity.  As of September 30, 2011, our remaining available-for-sale investment securities portfolio is comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $190.5 million as of September 30, 2011 and $116.0 million as of December 31, 2010.  Gross unrealized losses on our temporarily impaired investment securities were $3.8 million as of September 30, 2011 and $32.5 million as of December 31, 2010.  As of September 30, 2011, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies attributable to changes in interest rates, relative to when the investment securities were purchased.

As of September 30, 2011, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 6
	September 30,	December 31,
(dollars in thousands)	2011	2010
Commercial
Commercial and Industrial	$ 790,294	$ 772,624
Commercial Mortgage	922,075	863,385
Construction	69,635	80,325
Lease Financing	312,159	334,997
Total Commercial	2,094,163	2,051,331
Consumer
Residential Mortgage	2,130,589	2,094,189
Home Equity	775,105	807,479
Automobile	191,497	209,008
Other [1]	157,118	173,785
Total Consumer	3,254,309	3,284,461
Total Loans and Leases	$ 5,348,472	$ 5,335,792

[1] Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2011 increased by $12.7 million or less than 1% from December 31, 2010.

Commercial loans and leases as of September 30, 2011 increased by $42.8 million or 2% from December 31, 2010.  Commercial and industrial loans increased by $17.7 million or 2% and commercial mortgage loans increased by $58.7 million or 7% from December 31, 2010 primarily due to new business activity in these portfolios.  Our construction lending portfolio decreased by $10.7 million or 13% from December 31, 2010, reflective of continued soft demand for new development activity.  Lease financing decreased by $22.8 million or 7% from December 31, 2010 primarily due to continued paydowns, as well as from the sale of a $2.8 million direct financing lease in the first quarter of 2011 and the sale of a $9.1 million leveraged lease in the second quarter of 2011 as we continued to reduce our risk in this portfolio.

Consumer loans and leases as of September 30, 2011 decreased by $30.2 million or less than 1% from December 31, 2010.  Balances in all consumer lending categories, except residential mortgage, decreased during the first nine months of 2011, the result of weak loan demand in an economy in recovery.  The increase in our residential mortgage portfolio was primarily due to an increase in loan origination volume and the addition of more conforming loans to our portfolio.  This was partially offset by higher prepayment rates during the third quarter of 2011.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 7
				Other
		U.S.		Pacific
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Islands	Foreign [2]	Total
September 30, 2011
Commercial
Commercial and Industrial	$ 672,224	$ 47,986	$ 62,196	$ 3,157	$ 4,731	$ 790,294
Commercial Mortgage	842,134	14,157	65,750	7	27	922,075
Construction	69,635	-	-	-	-	69,635
Lease Financing	29,600	236,629	24,767	-	21,163	312,159
Total Commercial	1,613,593	298,772	152,713	3,164	25,921	2,094,163
Consumer
Residential Mortgage	1,970,622	-	154,103	5,864	-	2,130,589
Home Equity	744,069	11,326	17,552	2,158	-	775,105
Automobile	141,037	10,742	37,414	2,304	-	191,497
Other [3]	125,750	-	15,006	16,354	8	157,118
Total Consumer	2,981,478	22,068	224,075	26,680	8	3,254,309
Total Loans and Leases	$ 4,595,071	$ 320,840	$ 376,788	$ 29,844	$ 25,929	$ 5,348,472

December 31, 2010
Commercial
Commercial and Industrial	$ 659,291	$ 42,667	$ 63,306	$ 4,160	$ 3,200	$ 772,624
Commercial Mortgage	807,548	2,049	53,715	24	49	863,385
Construction	80,325	-	-	-	-	80,325
Lease Financing	45,302	255,135	15,419	-	19,141	334,997
Total Commercial	1,592,466	299,851	132,440	4,184	22,390	2,051,331
Consumer
Residential Mortgage	1,921,387	-	166,120	6,682	-	2,094,189
Home Equity	772,660	14,106	18,357	2,356	-	807,479
Automobile	154,780	17,492	34,236	2,500	-	209,008
Other [3]	140,498	-	17,407	15,872	8	173,785
Total Consumer	2,989,325	31,598	236,120	27,410	8	3,284,461
Total Loans and Leases	$ 4,581,791	$ 331,449	$ 368,560	$ 31,594	$ 22,398	$ 5,335,792

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets		Table 8
	September 30,	December 31,
(dollars in thousands)	2011	2010
Bank-Owned Life Insurance	$211,561	$207,843
Federal Home Loan Bank and
Federal Reserve Bank Stock	79,917	79,871
Derivative Financial Instruments	41,765	30,891
Low-Income Housing and
Other Equity Investments	34,395	31,995
Prepaid Expenses	32,070	38,558
Federal and State Tax Deposits	22,341	22,341
Accounts Receivable	12,220	11,761
Other	23,457	20,277
Total Other Assets	$457,726	$443,537

Other assets as of September 30, 2011 increased by $14.2 million or 3% from December 31, 2010.  The increase in other assets from December 31, 2010 was primarily due to a $10.9 million increase in the fair value of our derivative financial instruments, a $3.7 million increase in the value of our bank-owned life insurance, a $2.4 million increase in low-income housing investments due to new commitments for equity contributions, and a $1.6 million increase in items in the process of settlement related to investment securities that matured.  This was partially offset by a $6.5 million decrease in prepaid expenses due to the amortization of prepaid FDIC assessments.

As of September 30, 2011, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of June 30, 2011, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.

In October 2010, the Finance Agency and the FHLB agreed to the stipulation and issuance of a Consent Order by the Finance Agency that sets forth requirements for capital management, asset composition, and other operational and risk management improvements.  Additionally, the Finance Agency and the FHLB agreed to a Stabilization Period that ended upon the filing of the FHLB’s June 30, 2011 financial statements. During this period, the FHLB’s classification as undercapitalized remained in place.  Subsequently, the FHLB may begin repurchasing member stock at par, upon achieving and maintaining financial thresholds established by the Finance Agency.

The FHLB reported positive net income in 2010 and increased levels of capital as of December 31, 2010 compared to December 31, 2009.  However, for the first six months of 2011, the FHLB reported a net loss of $40.3 million, compared to positive net income of $14.3 million for the same period in 2010.  The FHLB’s net loss for the first six months of 2011 was primarily due to lower net interest income and additional credit-related charges related to its private-label mortgage-backed securities.  On June 30, 2011, the FHLB entered into an agreement to sell $1.3 billion of mortgage loans previously held in its portfolio.  This transaction, which settled on July 26, 2011, resulted in a gain of approximately $74.0 million, which will be reflected in the FHLB’s financial results for the third quarter of 2011.

Due to the net loss reported for the first six months of 2011, the FHLB’s retained earnings fell below the minimum stipulated level in the Consent Order.  However, the FHLB continued to meet all the other minimum financial thresholds pursuant to the Consent Order and continued to meet its regulatory capital requirements as of June 30, 2011.  We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Bank also continues to have access to the services of the FHLB.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of September 30, 2011.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits		Table 9
	September 30,	December 31,
(dollars in thousands)	2011	2010
Consumer	$5,137,548	$5,082,802
Commercial	4,275,915	4,292,108
Public and Other	595,550	514,085
Total Deposits	$10,009,013	$9,888,995

Our strong brand continues to play a key role as we compete with other financial institutions for a share of the deposit market.

During the first nine months of 2011, volatility in the financial markets and a decline in the equity markets have contributed to customers’ demand for more liquidity. Deposit balances as of September 30, 2011 increased by $120.0 million or 1% from December 31, 2010.  Public deposits increased by $81.5 million primarily due to seasonal tax collections and debt service obligations.  In addition, consumer deposits rose by $54.7 million primarily due to increases in checking and savings accounts, partially offset by lower time deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits		Table 10
	September 30,	December 31,
(dollars in thousands)	2011	2010
Money Market	$1,810,572	$1,942,034
Regular Savings	2,638,779	2,584,859
Total Savings Deposits	$4,449,351	$4,526,893

Table 11 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 11
	Three Months Ended
	September 30,	December 31,
(dollars in thousands)	2011	2010
Average Time Deposits	$679,491	$623,063

Borrowings and Long-Term Debt

Borrowings consisted of funds purchased and short-term borrowings.  Borrowings were $16.3 million as of September 30, 2011, a $0.6 million or 4% increase from December 31, 2010.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Long-term debt was $30.7 million as of September 30, 2011, a $1.9 million or 6% decrease from December 31, 2010.  Due to our strong liquidity position, we have been able to reduce our long-term borrowings over the past several years.  Long-term debt typically represents a higher cost source of funds.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 12
	September 30,	December 31,
(dollars in thousands)	2011	2010
Government Entities	$1,329,266	$1,301,084
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,929,266	$1,901,084

Securities sold under agreements to repurchase as of September 30, 2011 increased by $28.2 million or 1% from December 31, 2010.  The increase was primarily due to higher levels of placements to accommodate local government entities.  As of September 30, 2011, the weighted average maturity was 67 days for our securities sold under agreements to repurchase with government entities and 6.0 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.7 years.  As of September 30, 2011, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of September 30, 2011, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.08% and 4.66%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded on the consolidated statements of condition.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 13 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 13
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Retail Banking	$ 11,610	$ 15,819	$ 26,263	$ 38,390
Commercial Banking	14,252	14,069	40,144	38,723
Investment Services	3,055	4,214	7,864	9,372
Total	28,917	34,102	74,271	86,485
Treasury and Other	14,389	9,962	46,543	56,879
Consolidated Total	$ 43,306	$ 44,064	$ 120,814	$ 143,364

Retail Banking

Net income decreased by $4.2 million or 27% in the third quarter of 2011 compared to the same period in 2010 primarily due to decreases in net interest income and noninterest income, combined with an increase in noninterest expense.  This was partially offset by a decrease in the Provision.  The $3.4 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower average loan balances and loan margin, partially offset by higher average deposit balances.  The $3.4 million decrease in noninterest income was primarily due to lower mortgage banking income and lower overdraft fees mainly resulting from the FRB’s amendments to Regulation E.  As previously noted, beginning July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”).  These decreases to noninterest income were partially offset by higher debit card income.  The $1.7 million increase in noninterest expense was primarily due to higher allocated expenses combined with higher occupancy and debit card expense.  The $1.8 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Net income decreased by $12.1 million or 32% for the first nine months of 2011 compared to the same period in 2010 primarily due to an increase in noninterest expense combined with decreases in net interest income and noninterest income.  This was partially offset by a decrease in the Provision.  The $12.2 million increase in noninterest expense was primarily due to higher allocated expenses due to the previously noted accrual of $9.0 million related to the tentative settlement of overdraft litigation recorded in the second quarter of 2011, combined with higher payroll taxes, benefits expense, and debit card expense.  The $12.6 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower average loan balances, partially offset by higher average deposit balances.  The $10.8 million decrease in noninterest income was primarily due to lower mortgage banking income and overdraft fees, partially offset by higher debit card income.  The $16.4 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Commercial Banking

Net income increased by $0.2 million or 1% in the third quarter of 2011 compared to the same period in 2010 primarily due to decreases in the Provision and noninterest expense.  This was partially offset by lower net interest income and noninterest income.  The $8.1 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $0.8 million decrease in noninterest expense was primarily due to lower allocated expenses.  The $1.3 million decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The $0.3 million decrease in noninterest income was primarily due to lower overdraft fees.

Net income increased by $1.4 million or 4% for the first nine months of 2011 compared to the same period in 2010 primarily due to decreases in the Provision and noninterest expense.  This was partially offset by decreases in net interest income and noninterest income.  The $19.2 million decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.  The $1.1 million decrease in noninterest expense was primarily due to lower allocated expenses.  The $9.1 million decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  Also contributing to the decrease in net interest income was a $2.4 million interest recovery in 2010 on a previously charged-off loan.  The $3.2 million decrease in noninterest income was primarily due to lower overdraft fees and to a contingent payment in 2010 for the 2009 sale of assets of our retail insurance business.

Investment Services

Net income decreased by $1.2 million or 28% in the third quarter of 2011 compared to the same period in 2010 primarily due to an increase in noninterest expense, combined with decreases in noninterest income and net interest income.  The $0.8 million increase in noninterest expense was primarily due to higher direct operating and allocated expenses.  The $0.5 million decrease in noninterest income was primarily due to the gain on sale of our proprietary mutual funds in the third quarter of 2010.  The $0.3 million decrease in net interest income was due to both lower earnings credits on the segment’s deposit portfolio and lower average deposit balances.

Net income decreased by $1.5 million or 16% for the first nine months of 2011 compared to the same period in 2010 primarily due to an increase in noninterest expense and a decrease in net interest income.  This was partially offset by an increase in noninterest income.  The $1.6 million increase in noninterest expense was primarily due to higher direct operating and allocated expenses.  The $1.2 million decrease in net interest income was due to both lower earnings credits on the segment’s deposit portfolio and lower average deposit balances.  The $0.4 million increase in noninterest income was primarily due to higher trust income and higher annuity and life insurance fee income from the segment’s full service brokerage.  This increase was partially offset by the gain on sale of our proprietary mutual funds in the third quarter of 2010.

Treasury and Other

Net income increased by $4.4 million or 44% in the third quarter of 2011 compared to the same period in 2010 primarily due to lower noninterest expense and higher net interest income, partially offset by a reduction in noninterest income.  The $7.6 million decrease in noninterest expense was primarily due to $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase and higher separation costs in 2010.  The $3.2 million increase in net interest income was primarily due to lower deposit funding costs.  The $8.1 million decrease in noninterest income was primarily due to lower net gains from the sales of investment securities.

Net income decreased by $10.3 million or 18% for the first nine months of 2011 compared to the same period in 2010 primarily due to a decrease in noninterest income.  This was partially offset by an increase in net interest income and decreases in noninterest expense and the Provision.  The $35.9 million decrease in noninterest income was primarily due to lower net gains from the sales of investment securities.  The $6.7 million increase in net interest income was primarily due to lower deposit funding costs.  The $6.4 million decrease in noninterest expense was primarily due to the aforementioned $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase and higher separation costs in 2010.  The $3.9 million decrease in the Provision was consistent with improvements in our credit quality.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2011, our overall credit risk position reflects a recovering Hawaii economy.  However, we remain cautious because of the slow pace of economic recovery both in Hawaii and the U.S. Mainland.  We also remain concerned about U.S. economic volatility.

Although asset quality has improved over the past 21 months, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of September 30, 2011, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential home building, residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 14 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 14
	September 30,	December 31,
(dollars in thousands)	2011	2010
Residential Home Building	$15,379	$14,964
Residential Land Loans	18,285	23,745
Home Equity Loans	22,321	23,179
Air Transportation	36,511	37,879
Total	$92,496	$99,767

As of September 30, 2011, our higher risk loans and leases outstanding decreased by $7.3 million or 7% from December 31, 2010.

Residential home building loans represented $31.1 million or 45% of our total commercial construction portfolio balance as of September 30, 2011.  The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that could jeopardize the orderly repayment of the loans.  These higher risk loans were $15.4 million as of September 30, 2011.  This included $2.2 million in projects on the neighbor islands.  As of September 30, 2011, the Allowance associated with the higher risk residential home building loans, which was comprised of four loans, was $3.5 million or 23% of outstanding loan balances.  As of September 30, 2011, all of the loans in this portfolio of higher risk loans were on accrual status.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $18.3 million as of September 30, 2011, of which $15.8 million related to properties on the neighbor islands.  The decrease in our higher risk exposure in this portfolio segment for the first nine months of 2011 was primarily due to $4.9 million in paydowns and $0.8 million in loan charge-offs.  Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of September 30, 2011, there was no specific Allowance associated with the remaining balance of our residential land loans.  As of September 30, 2011, there were no residential land loans that were past due 90 days or more as to principal or interest.

The higher risk segment within our Hawaii home equity lending portfolio was $22.3 million or 3% of our total home equity loans outstanding as of September 30, 2011.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  The $0.9 million decrease in our higher risk exposure in this portfolio segment in the first nine months of 2011 was primarily due to improved credit scores for our Oahu owner occupants, which account for 62% of this higher risk segment.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of September 30, 2011, there was no specific Allowance associated with the remaining balance of our higher risk home equity loans.  As of September 30, 2011, the higher risk home equity loans had a 90 day past due delinquency ratio of 6.0% and $0.3 million in gross charge-offs were recorded during the first nine months of 2011.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which is negatively impacting older generation aircraft valuations. We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of September 30, 2011, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $27.5 million as of September 30, 2011 and $27.7 million as of December 31, 2010.  As of September 30, 2011, the Allowance associated with our air transportation leases was $22.1 million or 61% of the outstanding balances.  For the first nine months of 2011, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 15
	September 30,	December 31,
(dollars in thousands)	2011	2010
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$6,593	$1,642
Commercial Mortgage	2,188	3,503
Construction	-	288
Lease Financing	6	19
Total Commercial	8,787	5,452
Consumer
Residential Mortgage	23,779	28,152
Home Equity	1,863	2,254
Total Consumer	25,642	30,406
Total Non-Accrual Loans and Leases	34,429	35,858
Foreclosed Real Estate	3,341	1,928
Total Non-Performing Assets	$37,770	$37,786
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$7,664	$5,399
Home Equity	2,639	1,067
Automobile	138	410
Other [1]	414	707
Total Consumer	10,855	7,583
Total Accruing Loans and Leases Past Due 90 Days or More	$10,855	$7,583
Total Loans and Leases	$5,348,472	$5,335,792
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.64%	0.67%
Ratio of Non-Performing Assets to Total Loans and Leases,
Loans Held for Sale, and Foreclosed Real Estate	0.70%	0.71%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases,
Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.52%	0.31%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases
and Consumer Foreclosed Real Estate	0.82%	0.95%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More
to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.91%	0.85%
Changes in Non-Performing Assets
Balance at December 31, 2010	$37,786
Additions	20,971
Reductions
Payments	(7,764)
Return to Accrual Status	(10,035)
Transfer to Foreclosed Real Estate	(749)
Sales of Foreclosed Real Estate	(654)
Charge-offs/Write-downs	(1,785)
Total Reductions	(20,987)
Balance at September 30, 2011	$37,770

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

Total NPAs were $37.8 million as of September 30, 2011, relatively unchanged from December 31, 2010.  The ratio of our non-accrual loans and leases to total loans and leases was 0.64% as of September 30, 2011, compared to 0.67% as of December 31, 2010.

Commercial and industrial non-accrual loans increased by $5.0 million from December 31, 2010 due to the addition of one loan totaling $5.0 million.  As of September 30, 2011, four commercial borrowers comprised 98% of the non-accrual balance in this category.  We evaluated these loans for impairment and have previously recorded partial charge-offs totaling $7.4 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $1.3 million from December 31, 2010 primarily due to the repayment of one loan and paydowns received on the remaining four loans in this category.  We have individually evaluated all of these loans for impairment and have previously recorded partial charge-offs totaling $0.8 million on two of these loans.

There were no construction non-accrual loans as of September 30, 2011, a decrease of $0.3 million from December 31, 2010 due to the transfer of the one loan to foreclosed real estate.

Residential mortgage non-accrual loans decreased by $4.4 million from December 31, 2010 primarily due to loans that had been modified in a TDR that were returned to accrual status.  As of September 30, 2011, our residential mortgage non-accrual loans were comprised of 57 loans with a weighted average current LTV ratio of 77%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.4 million from December 31, 2010 primarily due to the foreclosure of one commercial property in each of the first and third quarters of 2011.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $46.6 million as of September 30, 2011 and $38.0 million as of December 31, 2010, and had a related Allowance of $5.3 million as of September 30, 2011 and $4.2 million as of December 31, 2010.  We have recorded previous charge-offs of $8.2 million related to our impaired commercial loans and $4.1 million related to our impaired consumer loans as of September 30, 2011.  As of September 30, 2011, commercial impaired loans were $13.6 million, a $2.8 million increase compared to December 31, 2010.  This increase was primarily due to the addition of one commercial and industrial loan during the first nine months of 2011.  As of September 30, 2011, consumer impaired loans were $32.9 million, a $5.7 million increase compared to December 31, 2010.  This increase was primarily due to residential mortgage loans that were modified in a TDR during the first nine months of 2011.  As of September 30, 2011, our impaired loans has been included in management’s assessment of the overall adequacy of the Allowance.

Table 16 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 16
	September 30,	December 31,
(dollars in thousands)	2011	2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$ 33,140	$ 23,724
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	6,446	8,953
Total Restructured Loans	$ 39,586	$ 32,677

Loans modified in a TDR increased by $6.9 million or 21% from December 31, 2010.  The majority of our TDRs are residential mortgage loans where we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.  Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.  The increase in loans modified in a TDR was primarily due to $14.4 million in newly modified loans during the first nine months of 2011.  This was partially offset by loans modified in a TDR that were paid down, charged-off, or foreclosed upon.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and still accruing interest because they are well secured and in the process of collection.  Consumer loans and leases past due 90 days or more and still accruing interest were $10.9 million as of September 30, 2011, a $3.3 million or 43% increase from December 31, 2010.  As of September 30, 2011 and December 31, 2010, there were no commercial loans and leases past due 90 days or more and still accruing interest.  The increase in consumer loans and leases past due 90 days or more and still accruing interest was primarily due to the effects that the prolonged economic recovery has had on consumers.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 17
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$150,395	$152,777	$152,777	$149,077
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(4,215)	(7,635)	(7,379)	(14,597)
Commercial Mortgage	-	-	-	(1,303)
Construction	-	-	-	(2,274)
Lease Financing	-	(108)	-	(405)
Consumer
Residential Mortgage	(1,558)	(1,325)	(5,286)	(8,957)
Home Equity	(2,528)	(2,871)	(7,139)	(13,193)
Automobile	(715)	(1,530)	(2,541)	(5,309)
Other [1]	(1,755)	(2,826)	(4,807)	(8,178)
Total Loans and Leases Charged-Off	(10,771)	(16,295)	(27,152)	(54,216)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	994	433	1,965	1,658
Commercial Mortgage	530	-	530	24
Lease Financing	3,405	28	3,499	40
Consumer
Residential Mortgage	740	696	1,621	1,354
Home Equity	137	333	1,226	630
Automobile	650	822	1,951	2,401
Other [1]	569	624	1,941	1,800
Total Recoveries on Loans and Leases Previously Charged-Off	7,025	2,936	12,733	7,907
Net Loans and Leases Charged-Off	(3,746)	(13,359)	(14,419)	(46,309)
Provision for Credit Losses	2,180	13,359	10,471	50,009
Balance at End of Period [2]	$148,829	$152,777	$148,829	$152,777
Components
Allowance for Loan and Lease Losses	$143,410	$147,358	$143,410	$147,358
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$148,829	$152,777	$148,829	$152,777
Average Loans and Leases Outstanding	$5,340,406	$5,368,177	$5,326,209	$5,524,672
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.28%	0.99%	0.36%	1.12%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.68%	2.77%	2.68%	2.77%

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

Allowance for Loan and Lease Losses

As of September 30, 2011, the Allowance was $143.4 million or 2.68% of total loans and leases outstanding, compared with an Allowance of $147.4 million or 2.76% of total loans and leases outstanding as of December 31, 2010.  The decrease was commensurate with improvements in credit quality.  Generally, economic conditions in Hawaii continue to improve.  However, we remain vulnerable to a weak national economy, elevated unemployment levels, residential housing values, and volatile oil prices.

The allocation of the Allowance between the commercial and consumer categories changed during the first nine months of 2011 based on management’s ongoing assessment of the Allowance.  Factors contributing to the change in the allocation of the Allowance included management’s consideration of energy prices, economic uncertainty both domestically and globally, and the direct and indirect impact these items potentially have on Hawaii tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive movement through 2010 and for the first nine months of 2011.  Net charge-offs decreased throughout 2010 and for the first nine months of 2011 from the peak experienced in the fourth quarter of 2009.

Net charge-offs of loans and leases were $3.7 million or 0.28% of average loans and leases in the third quarter of 2011 compared to net charge-offs of loans and leases of $13.4 million or 0.99% of average loans and leases in the third quarter of 2010.  Net charge-offs of loans and leases were $14.4 million or 0.36% of average loans and leases for the first nine months of 2011 compared to $46.3 million or 1.12% of average loans and leases for the first nine months of 2010.  In 2011, we experienced improvements in net charge-offs in all of our lending categories.  Net charge-offs of loans and leases in the third quarter of 2011 were primarily in our commercial and industrial, home equity and residential mortgage portfolios, partially offset by a recovery on a leveraged lease.  We recorded a $3.5 million partial charge-off related to one commercial and industrial customer in the third quarter of 2011.  The home equity and residential mortgage loan portfolios continue to be negatively impacted by relatively high unemployment levels as well as lower residential real estate values.  This was partially offset by a $3.4 million partial recovery on a leveraged lease.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2011, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of September 30, 2011, unchanged from December 31, 2010.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

As of September 30, 2011, the unpaid principal balance of our portfolio of residential mortgage loans sold was $3.1 billion.  These loans are generally sold on a non-recourse basis.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the first nine months of 2011, we repurchased $1.9 million in residential mortgage loans as a result of the representation and warranty provisions contained in these contracts.  These loans were current as to principal and interest at the time of repurchase.

Although, to date, repurchase demands have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of September 30, 2011, we believe that this exposure is not material and thus have not established a liability for losses related to mortgage loan repurchases.  As of September 30, 2011, of our residential mortgage loans serviced for investors, 99% were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include repurchase of an affected loan.  For the first nine months of 2011, we received one repurchase request for $0.2 million as a result of our servicing activities.  As of September 30, 2011, we continue to work with this investor to arrive at a mutually agreeable resolution.

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

The use of derivative financial instruments, as detailed in Note 10 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage our interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 18 presents, as of September 30, 2011 and December 31, 2010, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, over the next 12-month period, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of September 30, 2011, net interest income sensitivity to changes in interest rates as of September 30, 2011 was generally more sensitive to changes in interest rates compared to the sensitivity profile as of December 31, 2010.  As a result of our strategy to shorten the investment portfolio’s duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile			Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2011		December 31, 2010
Gradual Change in Interest Rates (basis points)
+200	$ 4,951	1.3%	$ 3,048	0.7%
+100	3,752	1.0%	3,139	0.8%
-100	(7,795)	-2.1%	(8,065)	-2.0%

Immediate Change in Interest Rates (basis points)
+200	$ 14,534	3.9%	$ 10,641	2.6%
+100	11,698	3.1%	7,990	1.9%
-100	(26,534)	-7.1%	(27,971)	-6.8%

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

Liquidity Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancings, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity.  Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

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

We continued to maintain a strong liquidity position during the third quarter of 2011.  As of September 30, 2011, cash and cash equivalents were $452.5 million, available-for-sale investment securities were $4.4 billion, and total deposits were $10.0 billion.  As of September 30, 2011, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae and in U.S. Treasury Notes.  As of September 30, 2011, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.   There have been no conditions or events since September 30, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2011, shareholders’ equity was $1.0 billion, an increase of $6.6 million or 1% from December 31, 2010.  Earnings for the first nine months of 2011 of $120.8 million and common stock issuances of $10.5 million were partially offset by cash dividends paid of $64.0 million.  We also repurchased 1.8 million shares of our common stock under our share repurchase program at an average cost of $44.84 per share and a total cost of $80.8 million in the first nine months of 2011.  From the beginning of our share repurchase program in July 2001 through September 30, 2011, we repurchased a total of 47.8 million shares of common stock and returned $1.72 billion to our shareholders at an average cost of $35.90 per share.  As of September 30, 2011, remaining buyback authority under our share repurchase program was $103.1 million of the total $1.82 billion repurchase amount authorized by our Board of Directors.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, and various other factors.

In October 2011, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2011 to shareholders of record at the close of business on November 30, 2011.

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

Table 19 presents our regulatory capital and ratios as of September 30, 2011 and December 31, 2010.

Regulatory Capital and Ratios		Table 19
	September 30,	December 31,
(dollars in thousands)	2011	2010
Regulatory Capital
Shareholders’ Equity	$ 1,017,775	$ 1,011,133
Less: Goodwill	31,517	31,517
Postretirement Benefit Liability Adjustments	2,499	2,597
Net Unrealized Gains on Investment Securities	64,898	46,521
Other	2,201	2,340
Tier 1 Capital	916,660	928,158
Allowable Reserve for Credit Losses	66,265	64,564
Total Regulatory Capital	$ 982,925	$ 992,722

Risk-Weighted Assets	$ 5,218,651	$ 5,076,909

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	17.57%	18.28%
Total Capital Ratio	18.83	19.55
Tier 1 Leverage Ratio	6.95	7.15

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

GAAP to Non-GAAP Reconciliation	Table 20

	September 30,	December 31,
(dollars in thousands)	2011	2010
Total Shareholders’ Equity	$ 1,017,775	$ 1,011,133
Less: Goodwill	31,517	31,517
Intangible Assets	96	154
Tangible Common Equity	$ 986,162	$ 979,462

Total Assets	$ 13,304,758	$ 13,126,787
Less: Goodwill	31,517	31,517
Intangible Assets	96	154
Tangible Assets	$ 13,273,145	$ 13,095,116
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$ 5,218,651	$ 5,076,909

Total Shareholders’ Equity to Total Assets	7.65%	7.70%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.43%	7.48%

Tier 1 Capital Ratio	17.57%	18.28%
Tangible Common Equity to Risk- Weighted Assets (Non-GAAP)	18.90%	19.29%

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

As initially disclosed in our Annual Report on Form 10-K, on February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  On July 15, 2011, we reached a tentative settlement with the plaintiffs, subject to documentation and court approvals.  The settlement provided for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against us.  In September 2011, the court gave its initial approval to the settlement and the $9.0 million settlement amount was paid to the Fund Administrator.  See Note 13 to the Consolidated Financial Statements for more information related to this matter.

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

Item 1A.                           Risk Factors

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2011, the Dodd-Frank Act is expected to have an adverse impact on our financial results upon full implementation.  In June 2011, the FRB approved a final debit card interchange rule (the “Durbin Amendment”) and an interim final rule which allows a fraud prevention adjustment.  The effective date for the final and interim final rules on the pricing and routing restrictions of the Durbin Amendment was October 1, 2011.  Compliance with the Durbin Amendment is expected to reduce revenues by approximately $4.0 million in the fourth quarter of 2011.  We also continue to review the impact the Durbin Amendment may have on the types of products we offer, the methods by which we offer them, and the prices at which they are offered, as well as other provisions of the Dodd-Frank Act which have yet to be implemented.

Other than the additional risk factor noted above, there were no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2011 were as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	or Programs	Plans or Programs [2]
July 1 - 31, 2011	208,138	$45.90	207,500	$ 123,571,247
August 1 - 31, 2011	288,541	41.00	285,658	111,863,426
September 1 - 30, 2011	229,700	38.22	229,700	103,083,973
Total	726,379	$41.52	722,858

[1]

During the third quarter of 2011, 3,521 shares were purchased from employees in connection with stock swaps and shares purchased for a deferred compensation plan. These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  As of September 30, 2011, $103.1 million remained of the total $1.82 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.                                        Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2011		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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