Form 10-K
period 2011-12-31
BANK OF HAWAII CORP
filed 2012-02-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Yes ☐    No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $46.52, was approximately $2,169,588,083. There was no non-voting common equity of the registrant outstanding on that date.

As of February 14, 2012, there were 45,904,973 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on April 27, 2012, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2011 Form 10-K Annual Report

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

The Bank provides a broad range of financial services and products primarily to customers in Hawaii, Guam, and other Pacific Islands. References to "we," "our," "us," or "the Company" refer to the Parent and its subsidiaries that are consolidated for financial reporting purposes.

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

We are organized into four business segments for management reporting purposes: Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 13 to the Consolidated Financial Statements for more information.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.boh.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Corporate Governance Guidelines; charters of the Audit and Risk Committee, the Executive and Strategic Planning Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee; and our Code of Business Conduct and Ethics are available on our website at www.boh.com. Printed copies of this information may be obtained, without charge, by written request to the Corporate Secretary at 130 Merchant Street, Honolulu, Hawaii, 96813.

The Parent's other subsidiary is the BOHC Investment Fund, LLC (the "Fund"). The Fund was organized in September 2007, to invest in and hold securities of Qualified High Technology Businesses, as defined in the Hawaii Revised Statutes.

Competition

The Company is subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through alternative delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, we believe the Company has developed an effective competitive advantage.

Supervision and Regulation

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system. The following information describes some of the more significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") became effective. This new law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Under the Dodd-Frank Act a broad range of new rules and regulations by various federal agencies have been implemented, and further rulemaking must be proposed and adopted which will take effect over several years. Although we have already experienced some decrease in revenue as a result of the rules already implemented under the Dodd-Frank Act, it remains difficult to anticipate the overall financial impact the Dodd-Frank Act will have on the Company, our customers or the financial industry in general.

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

Bank of Hawaii

The Bank is subject to supervision and examination by the FRB of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs' ("DCCA") Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe or unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

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

Capital Requirements

The federal bank regulatory agencies have issued substantially similar risk-based and leverage capital guidelines applicable to BHCs and the banks they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8% to be considered "adequately capitalized." At least half of the total capital is to be composed of common equity, retained earnings, and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan and lease losses ("Tier 2 Capital") and, together with Tier 1 Capital, equals total capital ("Total Capital"). Risk-weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. The risk categories are assigned according to the obligor, or, if relevant, to the guarantor, or to the nature of the collateral. The aggregate dollar value of the amount in each category is then multiplied by the risk weight associated with that category.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2011, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies'

prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.

On December 16, 2010, the oversight body of the Basel Committee on Banking Supervision published the final text of the Basel III package of reforms regarding capital, leverage, and liquidity. See the "Regulatory Initiatives Related to Liquidity and Capital" section in MD&A for more information.

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

Transactions with Affiliates and Insiders

Under federal law, the Bank is subject to restrictions that limit the transfer of funds or other items of value to the Parent, and any other non-bank affiliates in so-called "covered transactions." In general, covered transactions include loans, leases, other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. The Dodd-Frank Act broadened the definition of affiliate, and the definition of covered transaction to include securities lending, repurchase agreements, and derivative transactions that the Bank may have with an affiliate. The Dodd-Frank Act also strengthened the collateral requirements and limited FRB exemptive authority.

Unless an exemption applies, 1) covered transactions by the Bank with a single affiliate are limited to 10% of the Bank's capital and surplus, and 2) with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank's capital and surplus.

The Federal Reserve Act also requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The Federal Reserve has issued Regulation W which codifies the above restrictions on transactions with affiliates.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus. The definition of "extension of credit" for transactions with executive officers, directors, and principal shareholders was also expanded under the Dodd-Frank Act to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement, and securities lending or borrowing transactions.

FDIC Insurance

The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to a maximum amount of $250,000 per depositor, per institution, for each account ownership category as defined by the FDIC. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts ("IOLTA") within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of $42.3 million related to years 2010 through 2012. As of December 31, 2011 the remaining balance of our prepaid FDIC assessment was $22.6 million.

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the base for FDIC insurance assessments from the amount of insured deposits to "average consolidated total assets less average tangible equity." A new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the June 2011 assessments which were due in September 2011. The FDIC's final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10.0 billion) and will instead use scorecards that the FDIC believes better reflect risks to the DIF. Our FDIC insurance assessment for 2011 was approximately $9.3 million.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB"), an independent bureau within the FRB that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more, such as the Bank. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function has also been consolidated into the CFPB.

Several major regulatory and legislative initiatives adopted under the Dodd-Frank Act will have significant future impacts on our business and financial results. Amendments to Regulation E, which implement the Electronic Funds Transfer Act (the "EFTA"), involve changes to the way banks may charge overdraft fees by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents to payment of overdrafts for those transactions. Additional amendments to the EFTA include the "Durbin Amendment," which mandates limiting debit card interchange fees that banks may charge merchants.

Additional rulemakings to come under the Dodd-Frank Act will dictate compliance changes for lenders and financial institutions, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the fair lending laws and the fair debt collection practices laws. Any such changes in regulations or regulatory policies applicable to the Bank make it difficult to predict the ultimate effect on our financial condition or results of operations.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of December 31, 2011, we had approximately 2,400 employees.

Item 1A.    Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations. The risks and uncertainties described below are some of the important inherent risk factors that could affect our business and operations, although they are not the only risks that may have a material adverse affect on the Company.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam, nearby islands, and American Samoa), could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely on tourism, real estate, government, and other service-based industries. Declines in tourism, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, natural disasters and adverse weather, public health issues, and State of Hawaii and County budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in general economic conditions in our markets which could adversely impact us and our customers' operations. Although economic conditions in Hawaii have not deteriorated to the same extent as in other geographic areas, such conditions could decline further. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company's financial condition, results of operations and cash flows. Hawaii's economy continued to show signs of recovery during 2011 due to increasing visitor arrivals and spending. However, deterioration of economic conditions or the slow pace of economic recovery could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings.

The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be impacted by a decline in the value of collateral.

Changes in defense spending by the federal government as a result of congressional budget cuts could adversely impact the economy in Hawaii and the Pacific Islands.

The U.S. military has a major presence in Hawaii and the Pacific Islands. As a result, the U.S. military is an important aspect of the economies in which we operate. Recent proposals to cut defense and other security spending could have an adverse impact on the economies in which we operate, which could adversely affect our business, financial condition, and results of operations.

Difficult market conditions and economic trends have adversely affected our industry.

The banking industry continues to be affected by sharp declines in the real estate market, high levels of unemployment, low loan demand, and low interest margins. Dramatic declines in the national housing market over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Although economic conditions in Hawaii and the U.S. are showing signs of recovery, a further decline in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers and/or their customers, which could adversely affect our financial condition and results of operations. Continued economic conditions that negatively affect the housing market, the job market and the demand for other goods and services could cause the credit quality of the Company's loan portfolios to deteriorate, which would have a negative impact on the Company's business.

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

Risks from the debt crisis in Europe could result in a disruption of the financial markets which may have a detrimental impact on global economic conditions and affect economic conditions in Hawaii.

There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels, spending, and credit factors, such that our business and results of operations could be adversely affected.

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

Credit losses could increase if economic conditions stagnate or deteriorate.

Although there are indications of an economic recovery nationally and in Hawaii, increased credit losses for us could result if economic conditions stagnate or deteriorate. The risk of nonpayment of loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. Should economic conditions stagnate or deteriorate nationally or in Hawaii, we may experience higher credit losses in future periods.

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

In light of current conditions and the market expectation of a slow economic recovery, regulators have increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking, securities and tax laws, are under intense scrutiny because of the current economic environment. As a result, we continue to monitor regulatory changes and the associated costs of compliance, which could detrimentally affect our business.

Much of the Dodd-Frank Act remains to be implemented through rulemaking, creating uncertainty for the Company and the financial services industry in general. Some of the provisions of the Dodd-Frank Act that have adversely impacted the Company include the Durbin Amendment which mandates a limit to debit card interchange fees and the FRB's amendments to Regulation E of the EFTA regarding overdraft fees. In future periods, these provisions may limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions may also increase our costs in offering these products in the future.

The regulation of most consumer financial products and services will be the responsibility of the newly created CFPB. However, regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, will remain with the FRB. The CFPB will have broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers over depository institutions with more than $10.0 billion in assets. Much of the rules and regulations of the CFPB have not been implemented, and therefore, the scope and impact of the CFPB's actions cannot be determined at this time. This creates significant uncertainty for the Company and the financial services industry in general.

These new laws, regulations, and changes may increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The future impact of the many provisions of the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, and results of operations.

Changes in the capital, leverage and liquidity requirements for financial institutions could materially affect future requirements of the Company.

Under Basel III, financial institutions are required to have more capital and a higher quality of capital. Basel III also imposes a leverage ratio requirement and liquidity standards. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future requirements for financial institutions. These new requirements may result in increases to our capital, liquidity, and disclosure requirements. See the "Regulatory Initiatives Related to Liquidity and Capital" section in MD&A for more information.

Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor.

Proposed consumer protection initiatives related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

For example, in May 2011, a new Hawaii foreclosure law ("Act 48") overhauled rules for nonjudicial, or out-of-court, foreclosures. Previously, nonjudicial foreclosures were how lenders handled the vast majority of foreclosures in Hawaii, as the process was quicker and less expensive than going through court. Act 48 was intended to curb potential lender abuses while providing qualified owner-occupants an option to have a dispute resolution professional assist with foreclosure mitigation in front of a lender's representative before a foreclosure sale can proceed. However, Act 48 has had the unintended effect of lenders forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, creating a backlog that threatens to slow the judicial foreclosure process. Currently there are several foreclosure-related bills being considered by the state legislature, many of which seek to amend Act 48. The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could affect our financial condition or results of operations. In addition, the recent joint federal-state settlement with several mortgage servicers over foreclosure practice abuses creates additional uncertainty for the Company and the mortgage servicing industry in general as it relates to the implementation of mortgage loan modifications and loss mitigation practices in the future.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies all of which may be based in or outside of Hawaii and the Pacific Islands. We will continue to experience intense competition as the trend for further consolidation in the financial services industry continues. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. Failure to effectively compete, innovate, and to make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

Our liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, for example, dividends on the Parent's common stock or to repurchase common stock under our share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent. If the amount of dividends paid by the Bank is further limited, the Parent's ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited.

An interruption or breach in security of our information systems may result in financial losses, loss of customers, or damage to our reputation.

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a financial institution, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers' data and financial information, whether through cyber attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware.

Our customers have been, and will continue to be, targeted by parties using fraudulent emails and other communications to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through "trojan horse" programs to our customers' computers. These communications appear to be legitimate messages sent by the Bank, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these tactics through product improvements and customer education, such attempted frauds remain a serious problem that may cause customer and/or Bank losses, damage to our brand, and increase in our costs.

Although we make significant efforts to maintain the security and integrity of our information systems and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) Result in a violation of applicable privacy and other laws, subjecting the Bank to additional regulatory scrutiny and expose the Bank to civil litigation and possible financial liability; 4) Require significant management attention and resources to remedy the damages that result; or 5) Harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows.

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

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are, from time to time, involved in various legal proceedings arising from our normal business activities. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. Substantial legal liability or significant regulatory action against us could have material financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our statement of income for any particular period.

Changes in income tax laws or interpretations or in accounting standards could materially affect our financial condition or results of operations.

Changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect to our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are imposed or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry in general have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Such losses could materially affect our financial condition or results of operations.

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

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate activity, and refinancing activity. Interest rates can affect the amount of mortgage banking activity and impact fee income and the fair value of our mortgage servicing rights. Mortgage banking income may also be impacted by changes in our strategy to manage our residential mortgage portfolio. For example, we may occasionally change the proportion of our loan originations that are sold in the secondary market and added to our loan portfolio.

Our investment in the Federal Home Loan Bank of Seattle (the "FHLB") stock may be subject to impairment charges in future periods if the financial condition of the FHLB further declines.

The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership. As of December 31, 2011, the carrying value of our FHLB stock was $61.3 million and consisted of 612,924 shares valued at a par value of $100 per share. As of December 31, 2011, the Bank held 375,608 shares in excess of the minimum number of shares the Bank was required to hold as a condition of membership. Ownership of FHLB stock is restricted and can only be redeemed or sold at their par value and only to the FHLB or to another member institution. In August 2009, the FHLB received a capital classification of "undercapitalized" from their primary regulator, the Federal Housing Finance Agency (the "Finance Agency").

In October 2010, the Finance Agency and the FHLB agreed to the stipulation and issuance of a Consent Order by the Finance Agency that sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Order required the FHLB to meet certain minimum financial metrics by the end of the Stabilization period and maintain them for each quarter end thereafter. Based on the FHLB's Form 10-Q for the period ended September 30, 2011, with the exception of not meeting the retained earnings requirement as of June 30, 2011, the FHLB met all minimum financial metrics at each quarter end during the Stabilization Period and as of the quarter ended September 30, 2011. However, until the Finance Agency determines that the FHLB has met the requirements of the Consent Order, the FHLB expects that it will remain classified as "undercapitalized." As such, the FHLB remains restricted from redeeming or repurchasing capital stock or paying dividends.

See discussion in MD&A and Note 7 to the Consolidated Financial Statements related to the impairment analysis of our FHLB stock as of December 31, 2011.

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

Changes to the amount and timing of proposed common stock repurchases

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

Item 3.    Legal Proceedings

See discussion of Legal Proceedings in Note 18 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of February 28, 2012.

Peter S. Ho, 46
Chairman and Chief Executive Officer since July 2010 and President since April 2008; Vice Chairman and Chief Banking Officer from January 2006 to April 2008.

Kent T. Lucien, 58
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007.

Peter M. Biggs, 60
Vice Chairman, Retail Banking since February 2011; Senior Executive Vice President, Consumer Products Division from March 2006 to February 2011.

Wayne Y. Hamano, 57
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007; Senior Executive Vice President, Hawaii Commercial Banking Division from July 2006 to September 2007.

Mark A. Rossi, 63
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007.

Mary E. Sellers, 55
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 57
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Derek J. Norris, 62
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

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range

					Dividends Declared
Year/Period	High	Low	Close	Book Value

2011	$49.26	$34.50	$44.49	$21.82	$1.80
First Quarter	49.23	44.32	47.82		0.45
Second Quarter	49.26	44.90	46.52		0.45
Third Quarter	47.10	35.30	36.40		0.45
Fourth Quarter	45.13	34.50	44.49		0.45
2010	$54.10	$41.60	$47.21	$21.02	$1.80
First Quarter	50.42	41.60	44.95		0.45
Second Quarter	54.10	45.00	48.35		0.45
Third Quarter	51.60	43.77	44.92		0.45
Fourth Quarter	48.27	42.94	47.21		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 14, 2012, there were 6,923 common shareholders of record.

The Parent's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders and the level and feasibility of repurchasing shares of the Parent's common stock. Under the Parent's general practice, dividends are declared upon completion of a quarter and, if declared, are paid prior to the end of the subsequent quarter. See "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]

October 1 - 31, 2011	229,856	$39.11	229,100	$94,124,113
November 1 - 30, 2011	171,572	41.27	171,000	87,064,883
December 1 - 31, 2011	302,231	43.29	302,200	73,983,508

Total	703,659	$41.43	702,300

1
During the fourth quarter of 2011, 1,359 shares were purchased from employees in connection with stock swaps and shares purchased for a deferred compensation plan. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.
2
The share repurchase program was first announced in July 2001. As of December 31, 2011, $74.0 million remained of the total $1.82 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2006 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2011	2010	2009	2008	2007

Year Ended December 31,
Operating Results
Net Interest Income	$390.2	$406.5	$412.3	$418.8	$395.0
Provision for Credit Losses	12.7	55.3	107.9	60.5	15.5
Total Noninterest Income	197.7	255.3	267.8	258.1	240.5
Total Noninterest Expense	348.2	346.2	350.0	346.8	335.4
Net Income	160.0	183.9	144.0	192.2	183.7
Basic Earnings Per Share	3.40	3.83	3.02	4.03	3.75
Diluted Earnings Per Share	3.39	3.80	3.00	3.99	3.69
Dividends Declared Per Share	1.80	1.80	1.80	1.77	1.67
Performance Ratios
Net Income to Average Total Assets (ROA)	1.22%	1.45%	1.22%	1.84%	1.75%
Net Income to Average Shareholders' Equity (ROE)	15.69	18.16	16.42	24.54	25.15
Efficiency Ratio [1]	59.23	52.32	51.46	51.23	52.78
Net Interest Margin [2]	3.13	3.41	3.72	4.33	4.08
Dividend Payout Ratio [3]	52.94	47.00	59.60	43.92	44.53
Average Shareholders' Equity to Average Assets	7.78	7.98	7.44	7.50	6.97
Average Balances
Average Loans and Leases	$5,349.9	$5,472.5	$6,145.0	$6,542.2	$6,561.6
Average Assets	13,105.0	12,687.7	11,783.4	10,448.2	10,472.1
Average Deposits	9,924.7	9,509.1	9,108.4	7,851.3	7,887.5
Average Shareholders' Equity	1,020.1	1,012.7	877.2	783.1	730.3
Weighted Average Shares Outstanding
Basic Weighted Average Shares	47,064,925	48,055,025	47,702,500	47,674,000	49,033,208
Diluted Weighted Average Shares	47,224,981	48,355,965	48,009,277	48,200,650	49,833,546
As of December 31,
Balance Sheet Totals
Loans and Leases	$5,538.3	$5,335.8	$5,759.8	$6,530.2	$6,580.9
Total Assets	13,846.4	13,126.8	12,414.8	10,763.5	10,472.9
Total Deposits	10,592.6	9,889.0	9,409.7	8,292.1	7,942.4
Long-Term Debt	30.7	32.7	90.3	203.3	235.4
Total Shareholders' Equity	1,002.7	1,011.1	896.0	790.7	750.3
Asset Quality
Allowance for Loan and Lease Losses	$138.6	$147.4	$143.7	$123.5	$91.0
Non-Performing Assets [4]	40.8	37.8	48.3	14.9	5.3
Financial Ratios
Allowance to Loans and Leases Outstanding	2.50%	2.76%	2.49%	1.89%	1.38%
Tier 1 Capital Ratio	16.68	18.28	14.84	11.24	10.32
Total Capital Ratio	17.95	19.55	16.11	12.49	11.92
Tier 1 Leverage Ratio	6.73	7.15	6.76	7.30	7.02
Total Shareholders' Equity to Total Assets	7.24	7.70	7.22	7.35	7.16
Tangible Common Equity to Tangible Assets [5]	7.03	7.48	6.98	7.04	6.84
Tangible Common Equity to Risk-Weighted Assets [5]	17.93	19.29	15.45	11.28	10.07
Non-Financial Data
Full-Time Equivalent Employees	2,370	2,399	2,418	2,581	2,594
Branches and Offices	81	82	83	85	83
ATMs	506	502	485	462	411
Common Shareholders of Record	6,977	7,128	7,323	7,523	7,721
1
Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

2
Net interest margin is defined as net interest income, on a fully taxable-equivalent basis, as a percentage of average earning assets.

3
Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

4
Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

5
Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the "Use of Non-GAAP Financial Measures" section below.

Use of Non-GAAP Financial Measures

The ratios "tangible common equity to tangible assets" and "tangible common equity to risk-weighted assets" are Non-GAAP financial measures and should not be considered a substitute for similar GAAP measures "total shareholders' equity to total assets" and "tier 1 capital ratio." The Company believes these Non-GAAP measures are useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The following table provides a reconciliation of these Non-GAAP financial measures with financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Total Shareholders' Equity	$1,002,667	$1,011,133	$895,973	$790,704	$750,255
Less: Goodwill	31,517	31,517	31,517	34,959	34,959
Intangible Assets	83	154	233	978	1,024

Tangible Common Equity	$971,067	$979,462	$864,223	$754,767	$714,272

Total Assets	$13,846,391	$13,126,787	$12,414,827	$10,763,475	$10,472,942
Less: Goodwill	31,517	31,517	31,517	34,959	34,959
Intangible Assets	83	154	233	978	1,024

Tangible Assets	$13,814,791	$13,095,116	$12,383,077	$10,727,538	$10,436,959

Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,414,481	$5,076,909	$5,594,532	$6,688,530	$7,089,846

Total Shareholders' Equity to Total Assets	7.24%	7.70%	7.22%	7.35%	7.16%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.03%	7.48%	6.98%	7.04%	6.84%
Tier 1 Capital Ratio	16.68%	18.28%	14.84%	11.24%	10.32%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	17.93%	19.29%	15.45%	11.28%	10.07%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) changes to the amount and timing of proposed common stock repurchases; and 15) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances.

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

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the "Allowance") and a reserve for unfunded commitments (the "Unfunded Reserve"). The reserve for credit losses provides for credit losses inherent in lending or commitments to lend and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.

Management's evaluation of the adequacy of the reserve for credit losses is often the most critical of accounting estimates for a banking institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios, and consideration of economic factors and trends. On a quarterly basis, an evaluation of specific individual commercial borrowers is performed to identify impaired loans. See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for more information on the Allowance and the reserve for credit losses, respectively.

Fair Value Measurements

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative assets and liabilities. As of December 31, 2011 and 2010, $3.5 billion or 25% and $6.6 billion or 50%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. As of December 31, 2011 and 2010, Level 3 financial assets recorded at fair value on a recurring basis were $9.2 million and $9.9 million, respectively, or less than 1% of our total assets, and was comprised of mortgage servicing rights and derivative assets and liabilities.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2011 and 2010, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also reviews a sample of securities priced by the Company's third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor's reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 19 to the Consolidated Financial Statements for more information on our fair value measurements.

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

Table 1 presents a sensitivity analysis of a 25 basis point change in discount rates to the pension and postretirement benefit net periodic benefit cost and benefit obligation:

Discount Rate Sensitivity Analysis		Table 1

	Impact of
(dollars in thousands)	Base Discount Rate	Discount Rate 25 Basis Point Increase	Discount Rate 25 Basis Point Decrease

2011 Net Periodic Benefit Cost	5.75%	$(220)	$219
Benefit Plan Obligations as of December 31, 2011	5.04%	(3,514)	3,678
Estimated 2012 Net Periodic Benefit Cost	5.04%	(32)	16

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2011 and 2010, we carried a valuation allowance of $4.4 million and $7.4 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2011 and 2010, our liabilities for UTBs were $13.6 million and $23.0 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

Reclassifications

Certain prior period information in MD&A has been reclassified to conform to the 2011 presentation.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our main operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Exceptional people working together are the foundation for our success and enable us to build exceptional value for our customers, communities, shareholders, and each other. Excellence, integrity, respect, innovation, commitment, and teamwork are the core values for the way we do business. "Maximizing shareholder value over time" remains our governing objective. In striving to achieve our governing objective, our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties of an economy in recovery. We remain cautious about the economy, interest rates, and loan demand. We intend to continue to focus on providing customers with a competitive mix of products and services, improving expense management, and efficiently managing capital.

Hawaii Economy

Hawaii's economy was stable with continued improvements in certain aspects of the economy during the fourth quarter of 2011. For 2011, total visitor arrivals increased by 3.8% and visitor spending increased by 15.6% compared to 2010. The increase in visitor spending was primarily due to strong spending growth from visitors from the Asia-Pacific region, Canada, Australia, and New Zealand. Hotel occupancy continued to improve and revenue per available room reflects signs of improvement. Overall, state job growth has begun to stabilize as the statewide seasonally-adjusted unemployment rate was at 6.6% as of December 31, 2011, compared to 8.5% nationally. Although the volume and median price of single-family homes on Oahu were slightly lower in 2011 compared to 2010, months of inventory continued to decline and was below 5 months as of December 31, 2011.

Earnings Summary

Net income for 2011 was $160.0 million, a decrease of $23.9 million or 13% compared to 2010. Diluted earnings per share were $3.39 for 2011, a decrease of $0.41 or 11% compared to 2010. Our lower net income in 2011 was primarily due to the following:

•
Net interest income was $390.2 million for 2011, a decrease of $16.3 million or 4% compared to 2010. The decrease in net interest income was primarily due to lower average loan balances and lower yields on loans and investments. Given the current economic environment, we have maintained discipline in our loan underwriting and deposit pricing and have also invested conservatively.

•
Overdraft fees, a component of service charges on deposit accounts, were $21.3 million for 2011, a decrease of $12.3 million or 37% compared to 2010. We have been adversely impacted by overdraft processing changes implemented in the first quarter of 2011 as well as the Federal Reserve Board's amendments to Regulation E which took effect in mid-2010.

•
Net investment securities gains were $6.4 million for 2011, a decrease of $36.5 million or 85% compared to 2010.

•
Other noninterest expense was $85.4 million for 2011, an increase of $4.9 million or 6% compared to 2010. On July 15, 2011, we reached a tentative settlement relating to an overdraft litigation matter. We fully accrued for the $9.0 million tentative settlement amount in the second quarter of 2011. In February 2012, the court gave its final approval to the settlement.

The impact of these items was partially offset by a lower provision for credit losses (the "Provision"), provision for income taxes, and FDIC insurance assessments in 2011 compared to 2010. The Provision was $12.7 million in 2011, a decrease of $42.6 million or 77% compared to 2010. The lower Provision in 2011 was consistent with lower levels of net charge-offs and a generally improving economy in Hawaii. The provision for income taxes was $66.9 million in 2011, a decrease of $9.3 million or 12% compared to 2010. The lower provision for income taxes was primarily due to lower pre-tax income in 2011 compared to 2010. FDIC insurance assessments were $9.3 million in 2011, a decrease of

$3.2 million or 26% compared to 2010. In 2010, we also incurred $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase.

Our results in 2011 were influenced by a generally improving economy in Hawaii. However, we remained cautious about the slow pace of economic recovery both in Hawaii and on the U.S. Mainland. We also continued to monitor regulatory changes and the associated costs of compliance. As a result of the uncertainties in the economic recovery, we sought to maintain adequate reserves for credit losses and high levels of liquidity and capital during 2011. In particular:

•
The allowance for loan and lease losses (the "Allowance") was $138.6 million as of December 31, 2011, a decrease of $8.8 million or 6% from December 31, 2010. The ratio of our Allowance to total loans and leases outstanding decreased to 2.50% as of December 31, 2011, compared to 2.76% as of December 31, 2010. Absent significant deterioration in the economy and assuming continued improvement and/or stability in credit quality, we may decrease the level of the Allowance in future periods.

•
Total deposits were $10.6 billion as of December 31, 2011, an increase of $703.6 million or 7% from December 31, 2010. We believe that our strong brand continues to play a key role in new account acquisitions.

•
We continued to invest excess liquidity in high-grade investment securities. As of December 31, 2011, the total carrying value of our investment securities portfolio was $7.1 billion. In 2011, we reduced our positions in mortgage-backed securities issued by the Government National Mortgage Association ("Ginnie Mae"). We re-invested these proceeds, in part, into U.S. Treasury notes and debt securities issued by the Small Business Administration (the "SBA") in an effort to further reduce the average duration of our portfolio.

•
Total shareholders' equity was $1.0 billion as of December 31, 2011, unchanged from December 31, 2010. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2011, we repurchased 2.5 million shares of common stock at a total cost of $109.9 million under our share repurchase program. We also paid cash dividends of $84.9 million during 2011.

In 2012, we may see continued economic recovery and improving prospects for loan growth. However, we remain cautious about the uncertainties of government regulation as well as increased pressure on fee-based revenues in future periods. In particular, the full year impact of compliance with the Durbin Amendment in 2012 is expected to significantly reduce debit card income. In 2012, we intend to continue to focus on maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 2. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 3.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 2

	2011			2010			2009
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning Assets
Interest-Bearing Deposits	$4.2	$-	0.19%	$4.7	$-	0.59%	$5.8	$-	0.34%
Funds Sold	380.2	0.8	0.22	390.2	1.1	0.28	690.9	1.8	0.26
Investment Securities
Trading	-	-	-	-	-	-	12.0	0.6	4.94
Available-for-Sale	4,439.8	105.4	2.37	5,854.1	170.1	2.91	3,938.2	159.4	4.05
Held-to-Maturity	2,279.6	72.2	3.16	154.2	6.5	4.22	211.2	9.1	4.33
Loans Held for Sale	11.0	0.5	4.54	10.8	0.9	8.51	21.7	0.8	3.85
Loans and Leases [1]
Commercial and Industrial	790.6	31.8	4.02	764.2	33.7	4.41	929.4	37.6	4.05
Commercial Mortgage	887.1	42.8	4.82	827.7	42.0	5.07	769.1	39.9	5.19
Construction	80.1	4.0	5.06	95.4	4.8	5.08	142.9	5.7	3.97
Commercial Lease Financing	322.1	8.7	2.71	385.1	11.3	2.92	453.7	13.8	3.04
Residential Mortgage	2,126.9	111.5	5.24	2,105.6	118.7	5.64	2,322.6	136.1	5.86
Home Equity	784.9	37.4	4.76	863.7	43.2	4.99	982.3	49.9	5.08
Automobile	194.4	13.2	6.78	241.2	18.3	7.58	319.3	25.3	7.91
Other [2]	163.8	12.4	7.57	189.6	14.5	7.66	225.7	17.8	7.87

Total Loans and Leases	5,349.9	261.8	4.89	5,472.5	286.5	5.23	6,145.0	326.1	5.31

Other	79.9	1.1	1.40	79.8	1.1	1.39	79.7	1.1	1.39

Total Earning Assets [3]	12,544.6	441.8	3.52	11,966.3	466.2	3.90	11,104.5	498.9	4.49

Cash and Noninterest-Bearing Deposits	135.3			229.6			214.8
Other Assets	425.1			491.8			464.1

Total Assets	$13,105.0			$12,687.7			$11,783.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,786.7	0.7	0.04	$1,715.8	1.1	0.06	$1,747.7	1.1	0.06
Savings	4,501.0	7.3	0.16	4,465.0	14.7	0.33	4,046.7	28.1	0.69
Time	1,067.8	10.3	0.96	1,088.7	13.4	1.23	1,320.1	24.9	1.88

Total Interest-Bearing Deposits	7,355.5	18.3	0.25	7,269.5	29.2	0.40	7,114.5	54.1	0.76

Short-Term Borrowings	18.2	-	0.11	23.3	-	0.13	20.3	-	0.11
Securities Sold Under Agreements to Repurchase	1,845.8	29.2	1.58	1,700.2	26.0	1.53	1,257.0	25.9	2.06
Long-Term Debt	31.6	2.0	6.23	61.0	3.5	5.81	100.4	5.4	5.43

Total Interest-Bearing Liabilities	9,251.1	49.5	0.53	9,054.0	58.7	0.65	8,492.2	85.4	1.01

Net Interest Income		$392.3			$407.5			$413.5

Interest Rate Spread			2.99%			3.25%			3.48%
Net Interest Margin			3.13%			3.41%			3.72%
Noninterest-Bearing
Demand Deposits	2,569.2			2,239.6			1,993.9
Other Liabilities	264.6			381.4			420.1
Shareholders' Equity	1,020.1			1,012.7			877.2

Total Liabilities and
Shareholders' Equity	$13,105.0			$12,687.7			$11,783.4

1
Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
2
Comprised of other consumer revolving credit, installment, and consumer lease financing.
3
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,080,000 for 2011, $975,000 for 2010, and $1,137,000 for 2009.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 3

	Year Ended December 31, 2011 Compared to 2010			Year Ended December 31, 2010 Compared to 2009
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total

Change in Interest Income:
Funds Sold	$-	$(0.3)	$(0.3)	$(0.8)	$0.1	$(0.7)
Investment Securities
Trading	-	-	-	(0.3)	(0.3)	(0.6)
Available-for-Sale	(36.5)	(28.2)	(64.7)	63.7	(53.0)	10.7
Held-to-Maturity	67.7	(2.0)	65.7	(2.4)	(0.2)	(2.6)
Loans Held for Sale	-	(0.4)	(0.4)	(0.6)	0.7	0.1
Loans and Leases
Commercial and Industrial	1.1	(3.0)	(1.9)	(7.1)	3.2	(3.9)
Commercial Mortgage	2.9	(2.1)	0.8	3.0	(0.9)	2.1
Construction	(0.8)	0.0	(0.8)	(2.2)	1.3	(0.9)
Commercial Lease Financing	(1.8)	(0.8)	(2.6)	(2.0)	(0.5)	(2.5)
Residential Mortgage	1.2	(8.4)	(7.2)	(12.4)	(5.0)	(17.4)
Home Equity	(3.8)	(2.0)	(5.8)	(5.8)	(0.9)	(6.7)
Automobile	(3.3)	(1.8)	(5.1)	(6.0)	(1.0)	(7.0)
Other [2]	(1.9)	(0.2)	(2.1)	(2.8)	(0.5)	(3.3)

Total Loans and Leases	(6.4)	(18.3)	(24.7)	(35.3)	(4.3)	(39.6)

Total Change in Interest Income	24.8	(49.2)	(24.4)	24.3	(57.0)	(32.7)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.4)	(0.4)	-	-	-
Savings	0.1	(7.5)	(7.4)	2.6	(16.0)	(13.4)
Time	(0.2)	(2.9)	(3.1)	(3.9)	(7.6)	(11.5)

Total Interest-Bearing Deposits	(0.1)	(10.8)	(10.9)	(1.3)	(23.6)	(24.9)

Securities Sold Under Agreements to Repurchase	2.3	0.9	3.2	7.7	(7.6)	0.1
Long-Term Debt	(1.8)	0.3	(1.5)	(2.3)	0.4	(1.9)

Total Change in Interest Expense	0.4	(9.6)	(9.2)	4.1	(30.8)	(26.7)

Change in Net Interest Income	$24.4	$(39.6)	$(15.2)	$20.2	$(26.2)	$(6.0)

1
The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
2
Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earnings assets.

As demand for new lending opportunities remained soft in 2011, we invested most of our liquidity into investment securities.

Net interest income, on a taxable-equivalent basis, decreased by $15.2 million or 4% in 2011 compared to 2010. Net interest margin decreased by 28 basis points in 2011 compared to 2010. Yields on our earning assets decreased by 38 basis points in 2011 compared to 2010, reflective of higher levels of liquidity, lower average loan balances, and lower yields on loans and investment securities. Yields on our loans and leases declined in every category in 2011 compared to 2010. Yields on our investment securities portfolio decreased by 30 basis points in 2011 compared to 2010. Partially offsetting the lower yields on our earning assets was a decrease in our funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates. Rates paid on our savings deposits decreased by 17 basis points and rates paid on our time deposits decreased by 27 basis points in 2011 compared to 2010, partially offset by a 5 basis point increase on our rates paid on our securities sold under agreements to repurchase.

Average balances of our earning assets increased by $578.3 million or 5% in 2011 compared to 2010 primarily due to an increase in our investment securities portfolio. In 2011, we changed the composition of our investment securities portfolio. We increased our holdings in U.S. Treasury notes and securities issued by the SBA in an effort to further reduce the average duration of our portfolio. Average balances of our debt securities issued by the U.S. Treasury increased by $363.4 million and average balances of our SBA securities increased by $165.0 million in 2011 compared to 2010. Average balances of mortgaged-backed securities issued by Ginnie Mae also increased by $232.6 million in 2011 compared to 2010. This increase was mainly the result of lower balances during the first half of 2010. Partially offsetting the increase in average balances of our earning assets was a $122.6 million decrease in average loan and lease balances resulting from continued paydowns along with subdued demand for new lending opportunities. Average balances of our interest-bearing liabilities increased by $197.0 million or 2% in 2011 compared to 2010 primarily due to growth in our interest-bearing deposits and securities sold under agreements to repurchase. Average balances of our interest-bearing demand deposits increased by $70.9 million primarily due to growth in our premier interest-bearing demand products. Average savings deposits increased by $35.9 million primarily due to an $83.7 million growth in our premier savings products and a $24.4 million growth in our personal savings product, partially offset by a $65.8 million decline in our business money market savings products. These increases were partially offset by a decline in our average time deposits as some customers moved their funds to more liquid deposits. Average balances in our securities sold under agreements to repurchase increased by $145.6 million in 2011 compared to 2010 primarily due to new placements to accommodate local government entities, partially offset by the prepayment of three repurchase agreements with private institutions in the third quarter of 2010.

Net interest income, on a taxable-equivalent basis, decreased by $6.0 million or 1% in 2010 compared to 2009. Net interest margin decreased by 31 basis points in 2010 compared to 2009. Yields on our earning assets decreased by 59 basis points in 2010 compared to 2009, reflective of lower interest rates and a higher level of investment securities. Yields on our available-for-sale investment securities decreased by 114 basis points in 2010 compared to 2009. Partially offsetting the lower yields on our earning assets was a corresponding decrease in our funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates. Rates paid on our savings deposits decreased by 36 basis points and rates paid on our time deposits decreased by 65 basis points in 2010 compared to 2009. Also contributing to our lower funding costs was a 53 basis point decrease in rates paid on securities sold under agreements to repurchase in 2010 primarily due to lower rates paid on placements with government entities.

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

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $12.7 million in 2011, $55.3 million in 2010, and $107.9 million in 2009. The lower Provision recorded in 2011 and 2010 was reflective of lower levels of net charge-offs of loans and leases and a generally improving Hawaii economy. For further discussion on the Allowance, see the "Corporate Risk Profile – Credit Risk" section in MD&A.

Noninterest Income

Table 4 presents the major components of noninterest income for 2011, 2010, and 2009.

Noninterest Income						Table 4

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010		2010 to 2009

Trust and Asset Management	$45,046	$44,889	$46,174	$157	$(1,285)	-%		(3	) %
Mortgage Banking	14,664	18,576	22,995	(3,912)	(4,419)	(21)		(19)
Service Charges on Deposit Accounts	38,733	53,039	54,470	(14,306)	(1,431)	(27)		(3)
Fees, Exchange, and Other Service Charges	60,227	61,006	60,122	(779)	884	(1)		1
Investment Securities Gains, Net	6,366	42,848	25,770	(36,482)	17,078	(85)		66
Insurance	10,957	9,961	20,015	996	(10,054)	10		(50)
Other Income:
Income from Bank-Owned Life Insurance	6,329	6,357	7,165	(28)	(808)	-		(11)
Gain on Mutual Fund Sale	1,956	2,852	-	(896)	2,852	(31)		n.m.
Gain on the Sale of Leased Assets	1,001	1,126	14,227	(125)	(13,101)	(11)		(92)
Gain on the Sale of Insurance Subsidiaries	-	904	2,363	(904)	(1,459)	n.m.		(62)
Other	12,376	13,700	14,507	(1,324)	(807)	(10)		(6)

Total Other Income	21,662	24,939	38,262	(3,277)	(13,323)	(13)		(35)

Total Noninterest Income	$197,655	$255,258	$267,808	$(57,603)	$(12,550)	(23	) %	(5	) %

n.m. - not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $9.3 billion as of December 31, 2011, $10.1 billion as of December 31, 2010, and $9.9 billion as of December 31, 2009. Trust and asset management income remained relatively unchanged in 2011 compared to 2010. Our unified managed accounts, which were introduced in the latter half of 2010, generated an additional $1.1 million of fee revenue in 2011 compared to 2010. In addition, agency fees increased by $0.9 million and irrevocable trust fees rose by $0.6 million in 2011 compared to 2010 primarily due higher fee rates for assets previously invested in our proprietary mutual funds, which were sold/liquidated in July 2010. These increases were largely offset by a $2.9 million decrease in mutual fund investment management fees mainly due to the sale/liquidation of our proprietary mutual funds noted above. Trust and asset management income decreased by $1.3 million or 3% in 2010 compared to 2009. This decrease was primarily due to a $4.1 million decrease in mutual fund management fees due in large part to the aforementioned sale/liquidation of our proprietary mutual funds in July 2010, combined with an increase in fee waivers and a decrease in the holdings of our money market mutual funds. This decrease was partially offset by a combined $2.7 million increase in agency fees, irrevocable trust fees, and IRA fees primarily due to higher market values and higher fee rates for assets previously invested in our proprietary mutual funds.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Mortgage banking income decreased by $3.9 million or 21% in 2011 compared to 2010. This decrease was primarily due to lower loan origination and sales volume in 2011 compared to 2010, as well as our decision to add more 30-year conforming saleable loans to our portfolio. Residential mortgage loan originations were $925.7 million in 2011, an $89.9 million or 9% decrease compared to 2010. Residential mortgage loan sales were $434.2 million in 2011, a $235.6 million or 35% decrease from 2010. Mortgage banking income decreased by $4.4 million or 19% in 2010 compared to 2009. This decrease was primarily due to lower loan origination and sales volume in 2010 compared to 2009. Residential mortgage loan originations were $1.0 billion in 2010, a $222.4 million or 18% decrease from 2009. Residential mortgage loan sales were $669.8 million in 2010, a $373.2 million or 36% decrease from 2009.

Service charges on deposit accounts decreased by $14.3 million or 27% in 2011 compared to 2010. This decrease was primarily due to a $12.3 million decline in overdraft fees mainly the result of several processing changes implemented in the first quarter of 2011, combined with the Federal Reserve Board's amendments to Regulation E. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, these amendments prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance ("opts-in"). In addition, account analysis fees decreased by $1.4 million primarily due to higher investable balances resulting in larger earnings credit rates granted to our customers. Service charges on deposit accounts decreased by $1.4 million or 3% in 2010 compared to 2009 primarily due to a $1.0 million decrease in account analysis fees due to a decline in the number of accounts subscribing to this service. Also contributing to the decrease was a $0.4 million decline in overdraft fees due to the amendments to Regulation E noted above, partially offset by account growth.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges decreased by $0.8 million or 1% in 2011 compared to 2010 primarily due to a $0.8 million decrease in ATM fees and a $0.5 million decrease in other loan fees. This decrease was partially offset by a $0.7 million increase in debit card income resulting mainly from growth in debit card usage and an increase in mileage program fees. However, debit card income was adversely affected in the fourth quarter of 2011 by the changes in the debit card interchange rules as the result of the pricing restrictions imposed by the Durbin Amendment.

In June 2011, the Federal Reserve Bank (the "FRB") approved a final debit card interchange rule that would limit the amount charged for debit card transactions (often called interchange or swipe fees). The effective date for the pricing restrictions, commonly referred to as "the Durbin Amendment," was October 1, 2011. Included in fees, exchange, and other service charges was debit card interchange fees of approximately $22.0 million in 2011. For the fourth quarter of 2011, debit card interchange fees totaled approximately $2.6 million, a decrease of $4.1 million or 62% compared to the third quarter of 2011.

Fees, exchange, and other service charges increased by $0.9 million or 1% in 2010 compared to 2009 primarily due to a $3.4 million increase in debit card income resulting mainly from account growth. The increase in debit card income was partially offset by a $1.4 million decrease in ATM fees primarily due to lower transaction volume and a $0.8 million decrease in income from merchant services.

Net gains from the sales of investment securities were $6.4 million in 2011, $42.8 million in 2010, and $25.8 million in 2009. The amount and timing of our sale of investment securities is dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk. In 2011, we primarily sold available-for-sale investment securities to manage our interest rate and extension risks. In 2010, we primarily sold available-for-sale securities to preserve capital levels while managing our interest rate risk. In 2009, the net gains were largely due to sales of available-for-sale securities in the fourth quarter of 2009, including a complete liquidation of our investments in private-label mortgage-backed securities.

Insurance income increased by $1.0 million or 10% in 2011 compared to 2010 primarily due to an increase in income from our variable annuity products. Insurance income decreased by $10.1 million or 50% in 2010 compared to 2009. This decrease was largely due to the sales of assets of our retail insurance brokerage operation, Bank of Hawaii Insurance Services, Inc. in the second quarter of 2009, and our wholesale insurance business, BOH Wholesale Insurance Agency, Inc. (formerly known as Triad Insurance Agency, Inc.) in the fourth quarter of 2009.

Other noninterest income decreased by $3.3 million or 13% in 2011 compared to 2010. This decrease was primarily due to net gains of $2.9 million resulting from the sale of our proprietary mutual funds in the third quarter of 2010, partially offset by a $2.0 million contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds. In addition, we recognized $0.9 million from a contingent payment received in the third quarter of 2010 related to the previously noted sale of our retail insurance brokerage operation in the second quarter of 2009. Other noninterest income decreased by $13.3 million or 35% in 2010 compared to 2009. The decrease was primarily due to a $10.0 million gain from the sale of our equity interest in two watercraft leveraged leases in the first quarter of 2009 and a $2.8 million gain resulting from the sale of our equity interest in a cargo aircraft leveraged lease in the second quarter of 2009.

Noninterest Expense

Table 5 presents the major components of noninterest expense for 2011, 2010, and 2009.

Noninterest Expense						Table 5

	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2011	2010	2009	2011 to 2010	2010 to 2009	2011 to 2010		2010 to 2009

Salaries and Benefits:
Salaries	$115,512	$119,515	$119,888	$(4,003)	$(373)	(3	) %	-%
Incentive Compensation	16,367	15,544	17,688	823	(2,144)	5		(12)
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	5,720	6,805	7,775	(1,085)	(970)	(16)		(12)
Commission Expense	6,489	6,666	7,071	(177)	(405)	(3)		(6)
Retirement and Other Benefits	16,829	15,708	16,425	1,121	(717)	7		(4)
Payroll Taxes	10,645	10,084	9,972	561	112	6		1
Medical, Dental, and Life Insurance	9,039	8,242	9,001	797	(759)	10		(8)
Separation Expense	2,215	3,149	748	(934)	2,401	(30)		n.m.

Total Salaries and Benefits	182,816	185,713	188,568	(2,897)	(2,855)	(2)		(2)

Net Occupancy	43,169	40,988	41,053	2,181	(65)	5		-
Net Equipment	18,849	19,371	17,713	(522)	1,658	(3)		9
Professional Fees	8,623	7,104	12,439	1,519	(5,335)	21		(43)
FDIC Insurance	9,346	12,564	17,342	(3,218)	(4,778)	(26)		(28)
Other Expense:
Data Services	14,067	13,812	13,063	255	749	2		6
Delivery and Postage Services	8,955	9,072	9,628	(117)	(556)	(1)		(6)
Mileage Program Travel	8,910	8,055	5,887	855	2,168	11		37
Bank of Hawaii Foundation	2,000	1,000	1,000	1,000	-	100		-
Settlement Related to Overdraft Claims	9,000	-	-	9,000	-	n.m.		n.m.
Legal Contingencies	(57)	155	1,007	(212)	(852)	(137)		(85)
Repurchase Agreement Early Termination Expense	-	5,189	-	(5,189)	5,189	n.m.		n.m.
Gain on the Sale of Foreclosed Real Estate	-	(1,343)	-	1,343	(1,343)	n.m.		n.m.
Other	42,515	44,556	42,324	(2,041)	2,232	(5)		5

Total Other Expense	85,390	80,496	72,909	4,894	7,587	6		10

Total Noninterest Expense	$348,193	$346,236	$350,024	$1,957	$(3,788)	1%		(1	) %

n.m. - not meaningful.

Total salaries and benefits decreased by $2.9 million or 2% in 2011 compared to 2010. This decrease was primarily due to an increase in deferred salaries, which has the effect of decreasing salaries expense, resulting from our decision to add more 30-year conforming saleable loans to our portfolio. Lower salaries expense was also due to a decline in the number of full-time equivalent employees and one fewer paid working day, combined with lower share-based compensation and cash grants for the purchase of company stock. The decrease in salaries and benefits expense in 2011 was partially offset by an increase in retirement benefits expense mainly due to a $1.0 million settlement gain in 2010 on the extinguishment of retiree life insurance obligations. In addition, we also incurred higher incentive compensation expense in 2011. Our incentive programs are designed to reward performance and to provide market competitive total compensation. Executive incentive programs, in particular, are designed to align the long-term interests of executives and shareholders through the achievement of earnings growth and stock price appreciation. Total salaries and benefits decreased by $2.9 million or 2% in 2010 compared to 2009 primarily due to decreases in incentive compensation, cash grants for the purchase of Company stock, and medical insurance expense. Also contributing to the decrease in salaries and benefits expense in 2010 was a decrease in retirement benefits expense mainly due to the aforementioned $1.0 million settlement gain on the extinguishment of retiree life insurance obligations. Partially offsetting these decreases in 2010 was an increase in separation expense.

Net occupancy increased by $2.2 million or 5% in 2011 compared to 2010. This increase was primarily due to a $1.4 million increase in utilities mainly the result of higher electricity rates, and a $1.0 million increase in depreciation expense due mainly to the change in estimated useful lives related to two properties. We are focused on achieving expense efficiencies and accordingly we announced in the fourth quarter of 2011 the planned consolidation of four branches in our network. Net occupancy remained relatively unchanged in 2010 compared to 2009.

Professional fees increased by $1.5 million or 21% in 2011 compared to 2010. This increase was primarily due to a $1.0 million increase in legal fees combined with a $0.8 million increase in fees related to management of our investment platform and for providing investment advisory services to our customers. Professional fees decreased by $5.3 million or 43% in 2010 compared to 2009. This decrease was primarily due to a $3.2 million decrease in legal fees mainly due to the resolution of legal matters in 2009, and a $1.9 million decrease in various other professional services.

FDIC insurance expense decreased by $3.2 million or 26% in 2011 compared to 2010. This decrease was primarily due to lower rate assessments as a result of new rules finalized by the FDIC. As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as "average consolidated total assets minus average tangible equity." The new rate schedule and other revisions to the assessment rules became effective April 1, 2011. The FDIC's final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10.0 billion) and will instead use scorecards that the FDIC believes better reflect risks to the Deposit Insurance Fund. FDIC insurance expense decreased by $4.8 million or 28% in 2010 compared to 2009. This decrease was primarily due to the Company's $5.7 million share of an industry-wide assessment by the FDIC recorded in the second quarter of 2009. This decrease was partially offset by the Company utilizing its credits from the Federal Deposit Insurance Reform Act of 2005, which were available to offset our deposit insurance assessments. These credits were fully utilized by the end of the first quarter of 2009.

Other noninterest expense increased by $4.9 million or 6% in 2011 compared to 2010. This increase was primarily due to a $9.0 million tentative settlement of overdraft litigation recorded in the second quarter of 2011. In September 2011, the court gave its initial approval to the settlement and in February 2012, the court gave its final approval to the settlement. See Note 18 to the Consolidated Financial Statements for more information. Also contributing to the increase was a $1.3 million gain in 2010 related to the sale of foreclosed real estate. This increase was partially offset by $5.2 million in early termination costs incurred in the third quarter of 2010 related to the prepayment of $75.0 million in securities sold under agreements to repurchase. Other noninterest expense increased by $7.6 million or 10% in 2010 compared to 2009. The increase was primarily due to the aforementioned $5.2 million in early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase, and a $2.2 million increase in mileage program travel expense. Also contributing to the increase in other noninterest expense in 2010 was a $1.5 million reduction to our casualty self insurance reserves in 2009. This was partially offset by the $1.3 million gain in 2010 related to the sale of foreclosed real estate noted above.

Income Taxes

Our provision for income taxes and effective tax rates for 2011, 2010, and 2009 were as follows:

Provision for Income Taxes and Effective Tax Rates		Table 6

(dollars in thousands)	Provision	Effective Tax Rates

2011	$66,937	29.49%
2010	76,273	29.31%
2009	78,207	35.19%

The effective tax rate for 2011 remained relatively unchanged from 2010. We recorded a $3.5 million credit to the provision for income taxes related to the release of liabilities for unrecognized state tax benefits due to the lapse in the statute of limitations related to tax years held open by the settlement of the Lease In-Lease Out ("LILO") and Sale In-Lease Out ("SILO") transactions and the filing of Hawaii amended tax returns to report the Internal Revenue Service ("IRS") adjustments. We also recorded a $3.5 million credit to the provision for income taxes related to the release of general reserves due to the closing of the IRS audit for tax years 2007 and 2008 and as a result of settling interest due to the IRS for tax years 1998 through 2006. Also favorably impacting our effective tax rate in 2011 was the $3.5 million release of a valuation allowance for the expected utilization of capital losses on the future sale of a low-income housing investment.

The lower effective tax rate in 2010 from 2009 was primarily due to a $7.7 million credit to the provision for income taxes in 2010 for the release of reserves. This credit was the result of the closing of the audit by the IRS related to the tax years held open by the settlement of the LILO and SILO transactions and the filing of Hawaii amended tax returns to report the IRS adjustments. Also favorably impacting our effective tax rate in 2010 was the $2.7 million release of a valuation allowance for the expected utilization of capital losses on the future sale of a low-income housing investment. The other significant transaction that favorably impacted our effective tax rate was the sale of our equity interest in two leveraged leases, which resulted in a $4.4 million credit to the provision for income taxes in 2010.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 7 summarizes net income from our business segments for 2011, 2010, and 2009. Additional information about segment performance, including financial captions discussed below, is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 7

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009

Retail Banking	$30,730	$47,587	$55,171
Commercial Banking	53,397	52,737	45,291
Investment Services	9,939	11,451	5,359

Total	94,066	111,775	105,821
Treasury and Other	65,977	72,167	38,212

Consolidated Total	$160,043	$183,942	$144,033

Retail Banking

Net income decreased by $16.9 million or 35% in 2011 compared to 2010 primarily due to a decrease in net interest income and noninterest income, combined with an increase in noninterest expense. This was partially offset by a decrease in the Provision for the segment. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio and lower average loan balances and loan margins, partially offset by higher average deposit balances. The decrease in noninterest income was primarily due to lower overdraft fees mainly resulting from several overdraft processing changes implemented in the first quarter of 2011, combined with the FRB's amendments to Regulation E. Also contributing to the decrease in noninterest income was lower mortgage banking income, ATM fees, and account analysis fees. The increase in noninterest expense was primarily due to the segment's share of the previously noted accrual related to the tentative settlement of overdraft litigation recorded in the second quarter of 2011, combined with higher occupancy and debit card expense, partially offset by lower allocated FDIC insurance costs. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment.

Net income decreased by $7.6 million or 14% in 2010 compared to 2009 primarily due to a decrease in net interest income and noninterest income, combined with an increase in noninterest expense. This was partially offset by a decrease in the Provision for the segment. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio and lower average loan balances, partially offset by higher average deposit balances. The decrease in noninterest income was primarily due to lower mortgage banking income, ATM fees, and account analysis fees, partially offset by higher debit card income, deposit account growth, and transaction activity. The increase in noninterest expense was primarily due to higher occupancy and debit card expense, partially offset by lower allocated costs. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment and risk in the segment's consumer real estate portfolios.

Commercial Banking

Net income increased by $0.7 million or 1% in 2011 compared to 2010 primarily due to decreases in the Provision and noninterest expense. This was partially offset by lower net interest income and noninterest income. The decrease in the Provision was primarily due to reduced risk, lower net charge-offs of loans and leases in the segment, and a partial recovery on a previously charged-off leveraged lease. The decrease in noninterest expense was primarily due to lower salaries, occupancy, and allocated expenses. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances. The decrease in noninterest income was primarily due to lower overdraft fees, account analysis fees, and a contingent payment received in 2010 related to the sale of assets of our retail insurance brokerage operation in 2009.

Net income increased by $7.4 million or 16% in 2010 compared to 2009 primarily due to decreases in the Provision and noninterest expense. This was partially offset by lower net interest income and noninterest income. The decrease in the Provision was primarily due to reduced risk and lower net charge-offs of loans and leases in the segment. The decrease in noninterest expense was primarily due to lower salaries, combined with lower operating and allocated expenses including the segment's share of an industry-wide assessment by the FDIC in 2009. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances. The decrease in noninterest income was primarily due to a $10.0 million gain on the sale of our equity interest in two watercraft leveraged leases and a $2.8 million gain on the sale of our equity interest in a cargo aircraft leveraged lease, both of which occurred in 2009. Also contributing to the decrease in noninterest income was lower insurance income as a result of the sale of assets of our wholesale and retail insurance businesses in 2009.

Investment Services

Net income decreased by $1.5 million or 13% in 2011 compared to 2010 primarily due to a decrease in net interest income and an increase in noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio and lower average deposit balances. The increase in noninterest expense was due to higher direct operating and allocated expenses.

Net income increased by $6.1 million or 114% in 2010 compared to 2009 primarily due to an increase in noninterest income and decreases in noninterest expense and the Provision. The increase in noninterest income was primarily due to the gain on sale of our proprietary mutual funds. The decrease in noninterest expense was primarily due to lower legal fees, other professional services, and allocated expenses. The decrease in the Provision was due to lower net charge-offs of loans in the segment.

Treasury and Other

Net income decreased by $6.2 million or 9% in 2011 compared to 2010 primarily due to a decrease in noninterest income. This was partially offset by higher net interest income, and a lower Provision and noninterest expense. The decrease in noninterest income was primarily due to lower net investment securities gains. The increase in net interest income was primarily due to lower deposit funding costs. The decrease in the Provision for the segment represents the reduction in the Allowance due to improvements in credit quality. The decrease in noninterest expense was primarily due to the early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase in 2010 and lower separation expense in 2011.

Net income increased by $34.0 million or 89% in 2010 compared to 2009 primarily due to higher net interest income and noninterest income. This was partially offset by higher noninterest expense. The increase in net interest income was primarily due to lower loan and deposit funding costs, an increase in the average balance of our investment securities portfolio, and lower costs associated with long-term debt. The increase in noninterest income was primarily due to net investment securities gains, partially offset by the change in fair value of mortgage servicing rights. The increase in noninterest expense was primarily due to the previously noted early termination costs related to the prepayment of $75.0 million in securities sold under agreements to repurchase and higher separation expense.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 8 presents the contractual maturity distribution, weighted-average yield to maturity, and fair value of our investment securities.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities										Table 8

(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value

As of December 31, 2011
Investment Securities Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$326.1	0.7%	$485.6	1.1%	$46.1	2.3%	$362.5	2.2%	$1,220.3	1.3%	$1,231.0
Debt Securities Issued by States and Political Subdivisions [2]	26.4	1.7	27.2	2.9	122.2	4.4	215.5	5.6	391.3	4.7	407.1
Debt Securities Issued by Corporations	-	-	97.9	2.5	-	-	-	-	97.9	2.5	96.4
Mortgage-Backed Securities Issued by [3] Government Agencies	74.8	0.9	-	-	14.1	3.5	1,530.0	2.7	1,618.9	2.6	1,655.9
U.S. Government-Sponsored Enterprises	-	-	1.3	4.5	1.5	2.8	55.7	4.1	58.5	4.1	61.5

Total Mortgage-Backed Securities	74.8	0.9	1.3	4.5	15.6	3.4	1,585.7	2.7	1,677.4	2.7	1,717.4

Total Investment Securities Available-for-Sale	$427.3	0.8%	$612.0	1.4%	$183.9	3.8%	$2,163.7	2.9%	$3,386.9	2.4%	$3,451.9

Investment Securities Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$-	-%	$179.5	1.6%	$-	-%	$-	-%	$179.5	1.6%	$186.2
Mortgage-Backed Securities Issued by [3] Government Agencies	-	-	-	-	3.1	4.4	3,425.9	3.4	3,429.0	3.4	3,515.9
U.S. Government Sponsored Enterprises	-	-	-	-	13.8	3.7	35.5	4.0	49.3	3.9	52.1

Total Mortgage-Backed Securities	-	-	-	-	16.9	3.8	3,461.4	3.4	3,478.3	3.4	3,568.0

Total Investment Securities Held-to-Maturity	$-	-%	$179.5	1.6%	$16.9	3.8%	$3,461.4	3.4%	$3,657.8	3.3%	$3,754.2

Total Investment Securities
As of December 31, 2011	$427.3		$791.5		$200.8		$5,625.1		$7,044.7		$7,206.1

As of December 31, 2010	$172.2		$180.0		$195.1		$6,037.1		$6,584.4		$6,667.9

As of December 31, 2009	$12.2		$341.1		$214.0		$4,903.5		$5,470.8		$5,517.5

1
Weighted-average yields on investment securities available-for-sale are based on amortized cost.
2
Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.
3
Contractual maturities do not anticipate reductions for periodic paydowns.

The carrying value of our investment securities portfolio was $7.1 billion as of December 31, 2011, an increase of $448.6 million or 7% compared to December 31, 2010.

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

During 2011, we reduced our positions in mortgage-backed securities issued by Ginnie Mae. The proceeds were primarily re-invested into U.S. Treasury notes and debt securities issued by the SBA. We also increased our municipal and corporate bond holdings in an effort to manage extension risk. As of December 31, 2011, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011. As of December 31, 2011, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future.

During 2011, we also reclassified at fair value approximately $3.2 billion in available-for-sale investment securities to the held-to-maturity category. Generally, our longer duration investment securities were reclassified into the held-to-maturity category. The related unrealized after-tax gains of approximately $27.9 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount. No gains or losses were recognized at the time of reclassification. We consider the held-to-maturity classification of these investment securities to be appropriate as there is both the positive intent and ability to hold these securities to maturity. As of December 31, 2011, our remaining available-for-sale investment securities portfolio is comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $168.0 million as of December 31, 2011 and $116.0 million as of December 31, 2010. Gross unrealized losses on our temporarily impaired investment securities were $6.6 million as of December 31, 2011 and $32.5 million as of December 31, 2010. As of December 31, 2011, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies and debt securities issued by corporations and were attributable primarily to changes in interest rates, relative to when the investment securities were purchased.

As of December 31, 2011, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Total loans and leases were $5.5 billion as of December 31, 2011. This represents a $202.5 million or 4% increase from December 31, 2010.

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

Commercial loans and leases were $2.2 billion as of December 31, 2011, an increase of $114.7 million or 6% from December 31, 2010. Commercial and industrial loans increased by $44.5 million and commercial mortgage loans increased by $74.9 million from December 31, 2010, primarily due to refinancing activity and new lending opportunities in these portfolios. Construction loans also increased by $18.3 million from December 31, 2010. While we have seen growth in the construction lending portfolio during 2011, demand for new development activity remains soft. Lease financing decreased by $23.1 million, consistent with our strategy to reduce our positions in leveraged leases on the U.S. Mainland.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, personal credit lines, direct installment loans, and indirect auto loans and leases. These products are offered generally in the markets we serve. Although we offer a variety of products, our residential mortgage loan portfolio is primarily comprised of fixed rate loans concentrated in Hawaii. We also offer a variety of home equity lines and loans, secured by second mortgages on residential property of the borrower. Direct installment loans are secured or unsecured and are often used for personal expenses or for debt consolidation. Auto loans are available at fixed interest rates at terms up to 78 months. Auto leases are also available at select Hawaii new car dealerships.

Consumer loans and leases were $3.4 billion as of December 31, 2011, an increase of $87.8 million or 3% from December 31, 2010. Residential mortgage loans increased by $121.7 million or 6% from December 31, 2010 primarily due to strong refinancing activity, the result of low interest rates, as well as our decision to add more 30-year conforming saleable loans to our portfolio. Home equity loans decreased by $26.8 million or 3% and automobile loans decreased by $16.5 million or 8% from December 31, 2010 primarily due to continued paydowns and reduced consumer demand for new lending opportunities. Other consumer loans increased by $9.4 million or 5% from December 31, 2010 primarily due to the re-introduction of the installment loan product in Hawaii.

See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio. Table 10 presents a maturity distribution for selected loan categories. This table excludes real estate loans (other than construction loans), lease financing, and consumer loans.

Geographic Distribution of Loan and Lease Portfolio					Table 9

	December 31, 2011
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total

Commercial
Commercial and Industrial	$700,570	$42,296	$67,870	$3,325	$3,109	$817,170
Commercial Mortgage	849,551	23,965	64,711	3	20	938,250
Construction	98,669	-	-	-	-	98,669
Lease Financing	30,488	236,203	21,868	-	23,369	311,928

Total Commercial	1,679,278	302,464	154,449	3,328	26,498	2,166,017

Consumer
Residential Mortgage	2,059,448	-	150,676	5,768	-	2,215,892
Home Equity	750,196	10,512	17,877	2,106	-	780,691
Automobile	140,111	9,073	41,113	2,209	-	192,506
Other [3]	139,229	-	19,136	24,828	5	183,198

Total Consumer	3,088,984	19,585	228,802	34,911	5	3,372,287

Total Loans and Leases	$4,768,262	$322,049	$383,251	$38,239	$26,503	$5,538,304

Percentage of Total Loans and Leases	86%	6%	7%	1%	0%	100%

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
3
Comprised of other revolving credit, installment, and lease financing.

Maturities for Selected Loan Categories [1]			Table 10

	December 31, 2011
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total

Commercial and Industrial	$338,862	$309,938	$168,370	$817,170
Construction	59,012	29,153	10,504	98,669

Total	$397,874	$339,091	$178,874	$915,839

1
Based on contractual maturities.

2
As of December 31, 2011, loans maturing after one year consisted of $327.2 million in variable rate loans and $190.8 million in fixed rate loans.

Other Assets

Other assets were $441.8 million as of December 31, 2011, a $1.8 million or less than 1% decrease from December 31, 2010. The decrease in other assets was primarily due to a $16.3 million decrease in federal tax deposits. Also contributing to the decrease in other assets was an $8.4 million decrease resulting from the amortization of prepaid FDIC assessments. This was partially offset by a $9.6 million increase in the fair value of our customer-related interest rate swap accounts, which have off-setting amounts recorded in other liabilities, a $5.3 million increase in the value of our bank-owned life insurance, a $4.4 million increase in receivables related to principal paydowns and settlements of investment securities, and a $3.9 million increase in the balance of our low-income housing and other equity investments. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

As of December 31, 2011, the carrying value of our Federal Home Loan Bank of Seattle ("FHLB") stock was $61.3 million. Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB. As of September 30, 2011, the FHLB met all of its regulatory capital requirements, but remained classified as "undercapitalized" by its primary regulator, the Federal Housing Finance Agency ("Finance Agency"), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. As such, the FHLB remains restricted from redeeming or repurchasing capital stock or paying dividends.

We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB had increased capital levels as of September 30, 2011 compared to December 31, 2010, continues to meet its debt obligations, and if needed has an additional source of liquidity available to U.S. Government-Sponsored Enterprises through the U.S. Treasury. Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of December 31, 2011.

Goodwill

Goodwill was $31.5 million as of December 31, 2011 and 2010. As of December 31, 2011, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Deposits

During 2011, volatility in the financial and equity markets contributed to customers' demand for more liquidity. Total deposits were $10.6 billion as of December 31, 2011, a $703.6 million or 7% increase from December 31, 2010. Consumer, commercial, and public customers all contributed to strong deposit growth in 2011. The increase in deposit balances in 2011 was primarily due to a $516.0 million increase in our public deposits mainly due to higher public time deposits. Also contributing to the increase was a $415.4 million increase in our personal and business interest and non-interest bearing demand accounts. This was partially offset by a $216.6 million decrease in our business money market savings accounts and a $13.7 million decrease in our consumer bonus rate savings products.

We believe that our strong brand played a key role in increasing deposit balances over the past 12 months, as we compete with other financial institutions for a share of the deposit market.

Average time deposits of $100,000 or more was $675.1 million in 2011 and $635.4 million in 2010. See Note 8 to the Consolidated Financial Statements for more information.

Table 11 presents the components of our savings deposits as of December 31, 2011 and 2010.

Savings Deposits		Table 11

(dollars in thousands)	2010	2010

Money Market	$1,732,999	$1,942,034
Regular Savings	2,665,639	2,584,859

Total Savings Deposits	$4,398,638	$4,526,893

Borrowings

Borrowings consisted of funds purchased and short-term borrowings. Borrowings were $10.8 million as of December 31, 2011, a $4.9 million or 31% decrease from December 31, 2010. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Due to high levels of deposits and our increased capital levels, our level of borrowings as a source of funds has remained low. See Note 9 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase were $1.9 billion as of December 31, 2011, a $24.9 million or 1% increase from December 31, 2010. This increase was primarily due to new placements to accommodate local government entities. Average rates paid on securities sold under agreements to repurchase were 1.58% in 2011, a 5 basis point increase from 2010. We have not entered into agreements in which the securities sold and the related liability was not recorded on the consolidated statements of condition. See Note 9 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt was $30.7 million as of December 31, 2011, a $2.0 million or 6% decrease from December 31, 2010. Due to our strong liquidity position, we have not needed additional long-term funding in recent years.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $46.9 million as of December 31, 2011, a $16.1 million or 52% increase from December 31, 2010. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. Amounts recorded in the consolidated statements of condition reflect actuarial assumptions about participant benefits and plan asset returns. The increase in retirement benefits payable was primarily due to a $10.2 million increase due to utilizing a lower discount rate and an $8.4 million increase due to lower expected return on plan assets. Significant inputs to determine the valuation of the obligation include the discount rate, expected long-term rate of return on plan assets, mortality, retirement, withdrawal and disability rates, and the form of benefit payment (i.e. lump-sum or life annuity). The change in the discount rate assumption from 5.75% as of December 31, 2010 to 5.04% as of December 31, 2011 resulted in the largest impact to the benefits payable balance. See Note 14 to the Consolidated Financial Statements for more information.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2011, 2010 and 2009, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us. As of December 31, 2011, we had no exposures to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company. The U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe. However, we believe that there is a low risk that this indirect exposure will have a material impact to our financial condition, results of operations, or cash flows.

Corporate Risk Profile

Managing risks is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk. We must properly and effectively identify, assess, measure, monitor, control, and report these risks across the Company to maintain safety and soundness, while maximizing shareholder value and profitability.

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

In the underwriting of our commercial mortgage loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic fundamentals of the property and the creditworthiness of the borrower. In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property's projected net cash flows to the loan's debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower. We typically require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the operation of the business. Real estate is evaluated independently as a secondary source of repayment. As noted above, LTV ratios generally do not exceed 75%.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income ("DTI") ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate ("LIBOR"). Variable rate mortgage loans are underwritten at fully-indexed interest rates. Non-traditional product offerings such as interest-only facilities are underwritten using a fully amortizing payment. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.

Home equity loans are secured primarily by second mortgages on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant's overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. We do not offer home equity loan products with reduced documentation.

Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships. Our procedures for underwriting automobile loans include an assessment of an applicant's overall financial capacity and repayment ability, credit history, and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

Our overall credit risk position reflects a slowly improving Hawaii economy, with decreasing levels of higher risk loans and leases, criticized and classified loans and leases, and credit losses compared to 2010. The tourism industry is recovering due to increasing visitor arrivals and spending, although the construction and real estate industries remain weak. Overall, statewide employment continues to be stable and the generally improving economy is resulting in lower loss rates in our loan and lease portfolios

Higher Risk Loans and Leases

Although asset quality has improved over the past two years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile. As of December 31, 2011, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential home building, residential land loans, home equity loans, and air transportation leases. In addition, loans and leases based on Hawaiian islands other than Oahu (the "neighbor islands") may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

Table 12 summarizes the amount of our loan and lease portfolio that demonstrate a higher risk profile. The Allowance associated with these higher risk loans and leases is consistent with our methodologies for each of the respective loan or lease classes. These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Higher Risk Loans and Leases Outstanding		Table 12

	December 31,
(dollars in thousands)	2011	2010

Residential Home Building	$13,475	$14,964
Residential Land Loans	18,163	23,745
Home Equity Loans	21,413	23,179
Air Transportation	36,144	37,879

Total	$89,195	$99,767

Residential home building loans represented $29.0 million or 29% of our total commercial construction portfolio balance as of December 31, 2011. The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that jeopardize the orderly repayment of the loans. Higher risk loans in our residential home building portfolio included $2.3 million in projects on the neighbor islands. As of December 31, 2011, the Allowance associated with the remaining balance of higher risk residential home building loans, which was comprised of four loans, was $3.0 million or 23% of outstanding loan balances. As of December 31, 2011, there were no delinquencies in this portfolio of higher risk loans, however, one of the loans is maintained on non-accrual status due to concerns about its full collectability.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots. These loans often represent higher risk due to the volatility in the value of the underlying collateral. Our residential land loan portfolio was $18.2 million as of December 31, 2011, of which $15.7 million related to properties on the neighbor islands. The decrease in our higher risk exposure in this portfolio segment in 2011 was primarily due to $5.0 million in paydowns and $0.8 million in gross loan charge-offs. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio. As of December 31, 2011, there was no specific Allowance associated with the remaining balance of our residential land loans. As of December 31, 2011, there were no residential land loans that were 90 days past due as to principal or interest.

The higher risk segment within our Hawaii home equity lending portfolio was $21.4 million or 3% of our total home equity loans outstanding as of December 31, 2011. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original LTV ratios greater than 70%. The decrease in our higher risk exposure in this portfolio segment in 2011 was primarily due to improved credit score migration for our Oahu owner occupants, which account for 66% of this higher risk segment. Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio. As of December 31, 2011, there was no specific Allowance associated with the remaining balance of our higher risk home equity loans. As of December 31, 2011, the higher risk home equity loans had a 90 day past due delinquency ratio of 2.5%. In 2011, $5.5 million or 51% of our gross charge-offs of home equity loans were from our higher risk segment.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry. As of December 31, 2011, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990's and prior. Outstanding credit exposure related to these leveraged leases was $27.5 million as of December 31, 2011 and $27.7 million as of December 31, 2010. Relative to our total loan and lease portfolio, domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. We believe that volatile fuel costs, coupled with a slow economic recovery, could continue to place stress on the financial health of air transportation carriers for the foreseeable future. As of December 31, 2011, the Allowance associated with the remaining balance of our air transportation leases was $23.1 million or 64% of outstanding balances. In 2011, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded. We recorded a $3.4 million partial recovery on a previously charged-off leveraged lease in 2011.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 13 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 13

	December 31,

(dollars in thousands)	2011	2010	2009	2008	2007

Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$6,243	$1,642	$6,646	$3,869	$598
Commercial Mortgage	2,140	3,503	1,167	-	112
Construction	2,080	288	8,154	5,001	-
Lease Financing	5	19	631	133	297

Total Commercial	10,468	5,452	16,598	9,003	1,007

Consumer
Residential Mortgage	25,256	28,152	19,893	3,904	2,681
Home Equity	2,024	2,254	5,153	1,614	1,414
Other [2]	-	-	550	-	-

Total Consumer	27,280	30,406	25,596	5,518	4,095

Total Non-Accrual Loans and Leases	37,748	35,858	42,194	14,521	5,102

Non-Accrual Loans Held for Sale	-	-	3,005	-	-
Foreclosed Real Estate	3,042	1,928	3,132	428	184

Total Non-Performing Assets	$40,790	$37,786	$48,331	$14,949	$5,286

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$1	$-	$623	$6,785	$-
Lease Financing	-	-	120	268	-

Total Commercial	1	-	743	7,053	-

Consumer
Residential Mortgage	6,422	5,399	8,979	4,192	4,884
Home Equity	2,194	1,067	2,210	1,077	413
Automobile	170	410	875	743	1,174
Other [2]	435	707	886	1,134	1,112

Total Consumer	9,221	7,583	12,950	7,146	7,583

Total Accruing Loans and Leases Past Due 90 Days or More	$9,222	$7,583	$13,693	$14,199	$7,583

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$33,703	$23,724	$7,274	$-	$-

Total Loans and Leases	$5,538,304	$5,335,792	$5,759,785	$6,530,233	$6,580,861

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.68%	0.67%	0.73%	0.22%	0.08%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.73%	0.71%	0.84%	0.23%	0.08%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.56%	0.31%	1.03%	0.37%	0.04%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases, and Consumer Foreclosed Real Estate	0.85%	0.95%	0.72%	0.14%	0.10%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.90%	0.85%	1.07%	0.44%	0.20%

1
Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

2
Comprised of other revolving credit, installment, and lease financing.

Table 14 presents the activity in Non-Performing Assets ("NPAs") for 2011:

Non-Performing Assets (dollars in thousands)	Table 14

Balance at Beginning of Year	$37,786
Additions	28,876
Reductions
Payments	(8,937)
Return to Accrual Status	(12,457)
Sales of Foreclosed Real Estate	(1,974)
Charge-offs/Write-downs	(2,504)

Total Reductions	(25,872)

Balance at End of Year	$40,790

NPAs are comprised of non-accrual loans and leases, non-accrual loans held for sale and foreclosed real estate. Our NPAs were $40.8 million as of December 31, 2011, compared to $37.8 million as of December 31, 2010. This increase was primarily due to the addition of one $4.9 million commercial and industrial loan and one $2.1 million construction loan to non-accrual status during 2011, partially offset by a $2.9 million reduction in residential mortgage non-accrual loans. The largest component of our NPAs continues to be centered in residential mortgage loans, which generally take longer to resolve through the judicial foreclosure process. The ratio of our non-accrual loans and leases to total loans and leases was 0.68% as of December 31, 2011, compared to 0.67% as of December 31, 2010.

Commercial and industrial non-accrual loans increased by $4.6 million from December 31, 2010 to $6.2 million as of December 31, 2011, primarily due to the addition of the one $4.9 million commercial and industrial loan to non-accrual status noted above. As of December 31, 2011, three commercial borrowers comprised 98% of the non-accrual balance. We have evaluated these loans for impairment and have recorded partial charge-offs totaling $5.3 million on two of these loans.

Commercial mortgage non-accrual loans decreased by $1.4 million from December 31, 2010 to $2.1 million as of December 31, 2011. As of December 31, 2011, the balance consists of three borrowers. We have evaluated these loans for impairment and have recorded a partial charge-off of $0.5 million on one of the loans.

Construction non-accrual loans increased by $1.8 million from December 31, 2010 to $2.1 million as of December 31, 2011. This increase was primarily due to the addition of the one $2.1 million construction loan to non-accrual status noted above.

Residential mortgage non-accrual loans decreased by $2.9 million from December 31, 2010 to $25.3 million as of December 31, 2011, primarily due to residential mortgage loan modifications that were restored to accrual status after the borrower demonstrated performance under the modified terms by making six consecutive payments. As of December 31, 2011, our residential mortgage non-accrual loans were comprised of 61 loans with a weighted average current LTV ratio of 78%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Foreclosed real estate increased by $1.1 million from December 31, 2010 to $3.0 million as of December 31, 2011. This increase was primarily due to the addition of one foreclosed commercial property on the neighbor islands.

Included in NPAs are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR"). Impaired loans were $47.6 million as of December 31, 2011, compared to $38.0 million as of December 31, 2010. Impaired loans had a related Allowance of $5.5 million as of December 31, 2011 and $4.2 million as of December 31, 2010. As of December 31, 2011, we have recorded charge-offs of $12.7 million related to our impaired loans.

Loans Modified in a Troubled Debt Restructuring

Table 15 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 15

(dollars in thousands)	2011	2010

Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$33,703	$23,724
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	5,127	8,953

Total Restructured Loans	$38,830	$32,677

We had loans whose terms had been modified in a TDR of $38.8 million as of December 31, 2011, compared to $32.7 million as of December 31, 2010.

This increase was primarily due to a $4.7 million increase in modified residential mortgage loans. Residential mortgage loans modified in a TDR were primarily comprised of loans where we lowered monthly payments to accommodate the borrowers' financial needs for a period of time.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases that are 90 days or more past due, as to principal or interest, and still accruing interest are in this category because they are well secured and in the process of collection. Loans and leases past due 90 days or more and still accruing interest were $9.2 million as of December 31, 2011, an increase of $1.6 million from December 31, 2010. This increase was primarily in our residential mortgage and home equity portfolios.

If interest due on the balances of all non-accrual loans as of December 31, 2011 had been accrued under the original terms, approximately $3.7 million in total interest income would have been recorded in 2011, compared to the $0.9 million recorded as interest income on those loans.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve"). Table 16 presents the activity in the Company's reserve for credit losses for the years ended December 31:

				Table 16
Reserve for Credit Losses

(dollars in thousands)	2011	2010	2009	2008	2007

Balance at Beginning of Period	$152,777	$149,077	$128,667	$96,167	$96,167
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(8,112)	(21,125)	(26,641)	(8,059)	(3,266)
Commercial Mortgage	-	(2,048)	(2,092)	-	-
Construction	-	(2,274)	(10,360)	(1,932)	-
Lease Financing	-	(500)	(14,022)	(304)	(145)
Consumer
Residential Mortgage	(8,174)	(12,139)	(7,768)	(723)	(169)
Home Equity	(10,853)	(15,052)	(12,722)	(2,530)	(1,097)
Automobile	(3,229)	(6,425)	(9,903)	(11,236)	(10,340)
Other [1]	(6,392)	(10,315)	(13,233)	(10,564)	(9,893)

Total Loans and Leases Charged-Off	(36,760)	(69,878)	(96,741)	(35,348)	(24,910)

Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	2,434	2,082	1,211	1,634	1,203
Commercial Mortgage	538	68	45	-	156
Construction	-	7,321	476	-	-
Lease Financing	3,528	158	131	10	2,092
Consumer
Residential Mortgage	2,152	1,544	1,059	175	221
Home Equity	1,695	1,597	364	108	359
Automobile	2,479	3,128	3,153	2,817	2,582
Other [1]	2,492	2,393	2,584	2,589	2,790

Total Recoveries on Loans and Leases Previously Charged-Off	15,318	18,291	9,023	7,333	9,403

Net Loans and Leases Charged-Off	(21,442)	(51,587)	(87,718)	(28,015)	(15,507)
Provision for Credit Losses	12,690	55,287	107,878	60,515	15,507
Provision for Unfunded Commitments	-	-	250	-	-

Balance at End of Period [2]	$144,025	$152,777	$149,077	$128,667	$96,167

Components
Allowance for Loan and Lease Losses	$138,606	$147,358	$143,658	$123,498	$90,998
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,169	5,169

Total Reserve for Credit Losses	$144,025	$152,777	$149,077	$128,667	$96,167

Average Loans and Leases Outstanding	$5,349,938	$5,472,534	$6,144,976	$6,542,178	$6,561,584

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.40%	0.94%	1.43%	0.43%	0.24%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.50%	2.76%	2.49%	1.89%	1.38%
1
Comprised of other revolving credit, installment, and lease financing.
2
Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

Allowance for Loan and Lease Losses

Table 17 presents the allocation of the Allowance by loan and lease category.

				Table 17
Allocation of Allowance for Loan and Lease Losses

(dollars in thousands)	2011	2010	2009	2008	2007

Commercial
Commercial and Industrial	$23,865	$26,343	$24,551	$31,183	$15,117
Commercial Mortgage	25,900	26,634	25,559	14,119	12,148
Construction	5,326	5,691	4,499	6,227	2,768
Lease Financing	25,471	22,309	27,698	43,091	33,428

Total Commercial	80,562	80,977	82,307	94,620	63,461

Consumer
Residential Mortgage	18,758	18,063	13,884	4,443	4,293
Home Equity	27,232	29,838	28,877	4,814	3,064
Automobile	2,646	5,579	7,349	10,992	11,315
Other [1]	9,408	12,901	11,241	8,629	8,865

Total Consumer	58,044	66,381	61,351	28,878	27,537

Total Allocation of Allowance for Loan and Lease Losses	$138,606	$147,358	$143,658	$123,498	$90,998

	2011		2010		2009		2008		2007

	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases

Commercial
Commercial and Industrial	2.92%	14.75%	3.41%	14.48%	3.09%	13.81%	2.96%	16.14%	1.43%	16.02%
Commercial Mortgage	2.76	16.94	3.08	16.18	3.04	14.61	1.91	11.34	1.91	9.64
Construction	5.40	1.78	7.09	1.50	4.15	1.88	4.04	2.36	1.33	3.17
Lease Financing	8.17	5.63	6.66	6.28	6.71	7.17	9.20	7.17	6.94	7.32

Total Commercial	3.72	39.10	3.95	38.44	3.81	37.47	3.92	37.01	2.67	36.15

Consumer
Residential Mortgage	0.85	40.01	0.86	39.25	0.63	38.03	0.18	37.70	0.17	38.11
Home Equity	3.49	14.10	3.70	15.13	3.13	16.00	0.47	15.82	0.31	14.79
Automobile	1.37	3.48	2.67	3.92	2.59	4.93	2.97	5.66	2.55	6.73
Other[1]	5.14	3.31	7.42	3.26	5.47	3.57	3.47	3.81	3.20	4.22

Total Consumer	1.72	60.90	2.02	61.56	1.70	62.53	0.70	62.99	0.66	63.85

Total	2.50%	100.00%	2.76%	100.00%	2.49%	100.00%	1.89%	100.00%	1.38%	100.00%

1
Comprised of other revolving credit, installment, and lease financing.

Based on our ongoing assessment of credit quality of the loan and lease portfolio and the economic environment, our Allowance was $138.6 million as of December 31, 2011 and $147.4 million as of December 31, 2010. The ratio of the Allowance to total loans and leases outstanding was 2.50% as of December 31, 2011 compared to 2.76% as of December 31, 2010. The decrease in the ratio of the Allowance to total loans and leases in 2011 was primarily due to an $8.8 million reduction in the Allowance in 2011 due to improvements in credit quality and a generally improving economy in Hawaii. With continued stability in the Hawaii economy and continued improvements in credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net loan and lease charge-offs were $21.4 million or 0.40% of total average loans and leases in 2011, a decrease from $51.6 million or 0.94% of total average loans and leases in 2010. Net loans and leases charged-off decreased in all of our commercial and consumer lending portfolios during 2011. Commercial net charge-offs were $1.6 million in 2011, a decrease of $14.7 million from 2010. This decrease was primarily in our commercial and industrial portfolio, which experienced a $13.4 million decrease in net charge-offs in 2011 compared to 2010. Consumer net charge-offs were $19.8 million in 2011, a decrease of $15.4 million from 2010. This decrease was primarily in our residential mortgage and home equity portfolios.

The components of the Allowance, including the allocation between commercial and consumer categories is based on an evaluation of individual credits, historical loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions. The allocation of the Allowance to our commercial portfolio decreased by $0.4 million from December 31, 2010 primarily due to lower levels of charge-offs across all classes of our commercial loan portfolio. We have decreased the allocation of the Allowance to all classes of our commercial portfolio, except leasing. Relative to our total loan and lease portfolio, our domestic air transportation leases continue to demonstrate a higher risk profile as evidenced by recent airlines bankruptcies and continued high fuel prices. The allocation of the Allowance to our consumer portfolio decreased by $8.3 million from December 31, 2010 primarily due to lower levels of charge-offs across all classes of our consumer loan portfolio. See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of December 31, 2011, unchanged from December 31, 2010. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Risks Related to Representation and Warranty Provisions

We sell residential mortgage loans in the secondary market primarily to Fannie Mae. We also pool Federal Housing Administration ("FHA") insured and U.S. Department of Veterans Affairs ("VA") guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which we sell residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of December 31, 2011, the unpaid principal balance of our portfolio of residential mortgage loans sold was $3.0 billion. These loans are generally sold on a non-recourse basis. The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2011, we repurchased 15 residential mortgage loans with an unpaid principal balance of $1.9 million as a result of the representation and warranty provisions contained in these contracts. Of these repurchased loans, 90% were current as to principal and interest at the time of repurchase. For the year ended December 31, 2011, no losses were incurred related to these repurchases. As of December 31, 2011, there was one pending repurchase request related to representation and warranty provisions with an unpaid principal balance of less than $0.1 million.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank. Remedies could include repurchase of an affected loan. As of December 31, 2011, there was one pending repurchase request related to servicing activities with an unpaid principal balance of $0.2 million.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2011, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends and thus have not established a liability for losses related to mortgage loan repurchases. As of December 31, 2011, 99% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates. Table 18 presents, for the next twelve months subsequent to December 31, 2011 and 2010, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. The base case scenario assumes the balance sheet and interest rates are generally unchanged. Based on the net interest income simulation as of December 31, 2011, net interest income sensitivity to changes in interest rates as of December 31, 2011 was generally slightly less sensitive to changes in interest rates compared to the sensitivity profile as of December 31, 2010. As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise. Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile			Table 18

	Impact on Future Annual Net Interest Income

(dollars in thousands)	December 31, 2011		December 31, 2010

Gradual Change in Interest Rates (basis points)
+200	$2,934	0.8%	$3,048	0.7%
+100	2,036	0.5%	3,139	0.8%
-100	(7,900)	-2.0%	(8,065)	-2.0%
Immediate Change in Interest Rates (basis points)
+200	$10,086	2.6%	$10,641	2.6%
+100	7,226	1.9%	7,990	1.9%
-100	(25,750)	-6.7%	(27,971)	-6.8%

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions. Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk. These transactions are primarily executed on behalf of customers. Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities. Also, our share-based compensation expense is dependent on the fair value of the stock options and restricted stock at the date of grant. The fair value of both stock options and restricted stock is impacted by the market price of the Parent's common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

Liquidity Risk Management

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have immediate liquid resources in cash and noninterest-bearing deposits and funds sold. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities. Short-term liquidity is further enhanced by our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB. Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings. Deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt. In recent years, we have retired some long-term debt due to our strong liquidity position.

We continued to maintain a strong liquidity position throughout 2011. As of December 31, 2011, cash and cash equivalents were $669.9 million, available-for-sale investment securities were $3.5 billion, and total deposits were $10.6 billion. As of December 31, 2011, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae and in U.S. Treasury Notes. As of December 31, 2011, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2011, the Company and the Bank were "well capitalized" under this regulatory framework. The Company's regulatory capital ratios are presented in Table 19 below. There have been no conditions or events since December 31, 2011 that management believes have changed either the Company's or the Bank's capital classifications.

As of December 31, 2011, shareholders' equity was $1.0 billion, unchanged from December 31, 2010. Earnings for 2011 of $160.0 million, the net change in unrealized gains related to available-for-sale investment securities of $16.4 million, and common stock issuances of $13.4 million were offset by cash dividends paid of $84.9 million. In 2011, we also repurchased 2.5 million shares of our common stock under our share repurchase program at an average cost per share of $43.88 and a total cost of $109.9 million. From the beginning of our share repurchase program in July 2001 through December 31, 2011, we repurchased a total of 48.5 million shares of common stock and returned a total of $1.7 billion to our shareholders at an average cost of $35.98 per share. As of December 31, 2011, remaining buyback authority under our share repurchase program was $74.0 million of the total $1.82 billion repurchase amount authorized by our Board of Directors. See the "Regulatory Initiatives Related to Liquidity and Capital" section in MD&A for more information.

From January 1, 2012 through February 14, 2012, the Parent repurchased an additional 190,000 shares of common stock at an average cost of $46.41 per share for a total of $8.8 million. Remaining buyback authority was $65.2 million as of February 14, 2012. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2012, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. The dividend will be payable on March 14, 2012 to shareholders of record at the close of business on February 29, 2012.

We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process. See further discussion below on the potential impact that these regulatory proposals may have on our liquidity and capital requirements.

Table 19 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital				Table 19

	December 31,

(dollars in thousands)	2011	2010	2009	2008	2007

Change in Shareholders' Equity
Net Income	$160,043	$183,942	$144,033	$192,213	$183,703
Cash Dividends Paid	(84,891)	(86,823)	(86,236)	(84,855)	(82,371)
Dividend Reinvestment Program	5,008	5,034	5,154	5,193	5,128
Common Stock Repurchased	(111,544)	(24,981)	(1,337)	(62,015)	(99,656)
Other [1]	22,918	37,988	43,655	(10,087)	24,031

Increase (Decrease) in Shareholders' Equity	$(8,466)	$115,160	$105,269	$40,449	$30,835

Regulatory Capital
Shareholders' Equity	$1,002,667	$1,011,133	$895,973	$790,704	$750,255
Add: Capital Securities	-	-	-	-	26,425
Less: Goodwill	31,517	31,517	31,517	34,959	34,959
Postretirement Benefit Liability Adjustments	2,815	2,597	5,644	7,079	8,647
Net Unrealized Gains (Losses) on Investment Securities	62,932	46,521	26,290	(4,277)	(1,388)
Other	2,230	2,340	2,398	1,424	2,759

Tier 1 Capital	903,173	928,158	830,124	751,519	731,703
Allowable Reserve for Credit Losses	68,624	64,564	70,909	84,163	88,716
Qualifying Subordinated Debt	-	-	-	-	24,982
Unrealized Gains on Available-for-Sale Equity Securities	-	-	-	-	59

Total Regulatory Capital	$971,797	$992,722	$901,033	$835,682	$845,460

Risk-Weighted Assets	$5,414,481	$5,076,909	$5,594,532	$6,688,530	$7,089,846

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	16.68%	18.28%	14.84%	11.24%	10.32%
Total Capital Ratio	17.95	19.55	16.11	12.49	11.92
Tier 1 Leverage Ratio	6.73	7.15	6.76	7.30	7.02
1
Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.

Regulatory Initiatives Related to Liquidity and Capital

On December 16, 2010, the Basel Committee on Banking Supervision released the final text of the Basel III package on capital, leverage, and liquidity reforms. Under Basel III, financial institutions are required to have more capital and a higher quality of capital. It does so by increasing the minimum regulatory capital ratios, narrowing the definition of capital, and requiring capital buffers. Basel III also imposes a leverage ratio requirement and liquidity standards.

The new minimum capital requirements will be phased in between January 2013 and January 2015 as follows: (1) the minimum requirement for Tier 1 common equity ratio will be increased from the current 2% to 4.5%; (2) the minimum requirement for the Tier 1 Capital Ratio to be considered "adequately capitalized" will be increased from the current 4% to 6%; (3) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019); and (4) a minimum Tier 1 Leverage Ratio of 3% (to be tested starting January 1, 2013).

The liquidity proposals under Basel III include: (1) a liquidity coverage ratio (to become effective January 1, 2015); (2) a net stable funding ratio (to become effective January 1, 2018); and (3) a set of monitoring tools to establish minimum reporting requirements of financial institutions to their regulatory supervisors. The liquidity coverage ratio is intended to ensure that banks have sufficient high-quality liquid assets to sustain a significant liquidity stress scenario lasting 30 days. The net stable funding ratio, which has a one year time horizon, is intended to promote the use of more stable sources of funding on an ongoing basis.

Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future requirements for financial institutions.

Operational Risk

Operational risk represents the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, errors relating to transaction processing and technology, failure to adhere to compliance requirements, and the risk of cyber security attacks. The risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

The Operational Risk Committee (the "ORC") provides oversight and assesses the most significant operational risks facing the Company. We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units.

While we believe that internal controls have been designed to minimize operational risks, there is no assurance that business disruption or operational losses will not occur. On an ongoing basis, management reassesses operational risks, implements appropriate process changes, and invests in enhancements to its systems of internal controls.

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities ("VIEs"). These unconsolidated VIEs are primarily low-income housing partnerships. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity's net asset value. The primary beneficiary consolidates the VIE. We have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. See discussion of our accounting policy related to VIEs in Note 1 to the Consolidated Financial Statements.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2011 were as follows:

Credit Commitments and Contractual Obligations [1]				Table 20

(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Commitments
Unfunded Commitments to Extend Credit	$553,687	$299,799	$242,984	$878,857	$1,975,327
Standby Letters of Credit	73,510	572	-	-	74,082
Commercial Letters of Credit	18,486	-	-	-	18,486

Total Credit Commitments	645,683	300,371	242,984	878,857	2,067,895

Contractual Obligations
Deposits	10,338,250	158,855	74,646	20,872	10,592,623
Funds Purchased	10,791	-	-	-	10,791
Securities Sold Under Agreements to Repurchase	1,244,665	81,333	425,000	175,000	1,925,998
Long-Term Debt, including interest	3,887	7,798	7,344	9,253	28,282
Banker's Acceptances Outstanding	476	-	-	-	476
Capital Lease Obligations	665	1,330	1,330	5,584	8,909
Non-Cancelable Operating Leases	14,594	23,072	17,540	138,130	193,336
Purchase Obligations	19,675	24,940	390	-	45,005
Pension and Postretirement Benefit Contributions	1,760	3,734	4,173	11,263	20,930

Total Contractual Obligations	11,634,763	301,062	530,423	360,102	12,826,350

Total Credit Commitments and Contractual Obligations	$12,280,446	$601,433	$773,407	$1,238,959	$14,894,245

1
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2011 was $13.6 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Our non-cancelable operating leases and capital lease obligations are primarily related to branch premises, equipment, and a portion of the Company's headquarters' building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Our largest purchase obligation is an outsourcing agreement for technology services related to our core systems and applications. Total payments over the remaining term of this contract, through 2014, are estimated to be $29.8 million. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to these plans. Actual contributions may differ from these estimates.

See discussion of credit, lease, and other contractual commitments in Note 18 to the Consolidated Financial Statements which is incorporated herein by reference.

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2011 in Note 1 to the Consolidated Financial Statements.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2011 was $39.2 million, a decrease of $1.3 million or 3% from the fourth quarter of 2010. Diluted earnings per share were $0.85 for the fourth quarter of 2011 compared with $0.84 for the fourth quarter of 2010.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2011 was $97.2 million, an increase of $0.7 million from the fourth quarter of 2010. The net interest margin was 3.04% for the fourth quarter of 2011, a decrease of 11 basis points from the fourth quarter of 2010. Although we had higher average loan and investment balances in the fourth quarter of 2011, lower interest rates resulted in lower yields. Average balances in interest-bearing deposits were slightly higher in the fourth quarter of 2011 compared to the fourth quarter of 2010. However, lower rates paid on our interest-bearing deposits resulted in lower funding costs in the fourth quarter of 2011 compared to the fourth quarter of 2010.

Provision for Credit Losses

The Provision was $2.2 million for the fourth quarter of 2011, a decrease of $3.1 million or 58% compared to the fourth quarter of 2010. The Provision was $4.8 million less than net loans and leases charged-off in the fourth quarter of 2011 and equaled net loans and leases charged-off in the fourth quarter of 2010. The lower Provision recorded in the fourth quarter of 2011 was reflective of continued strength in asset quality and a slowly improving Hawaii economy.

Noninterest Income

Noninterest income, excluding net gains on investment securities, was $43.1 million for the fourth quarter of 2011, a decrease of $8.4 million or 16% from the fourth quarter of 2010. This decrease was primarily due to a $3.0 million decrease in debit card income, a $1.4 million decrease in overdraft fees, and a $1.1 decrease in mortgage banking income. The decrease in debit card income was primarily due to the Durbin Amendment which was effective October 1, 2011. The decrease in overdraft fees was primarily due to the processing changes we implemented in the first quarter of 2011. The decrease in mortgage banking income was due to lower loan origination and sales during the fourth quarter of 2011, as well as our decision to add more 30-year conforming saleable loans to our portfolio.

Noninterest Expense

Noninterest expense was $84.4 million for the fourth quarter of 2011, a decrease of $4.3 million or 5% from the fourth quarter of 2010. The decrease was primarily due to a $1.9 million decrease in salaries and benefits, a $1.2 million decrease in equipment expense, and a $1.2 million decrease in FDIC Insurance expense. The decrease in salaries and benefits expense in the fourth quarter of 2011 was primarily due to $1.9 million in higher incentive compensation in the fourth quarter of 2010. The decrease in equipment expense was primarily due to a $1.2 million accrual for technology equipment recorded in the fourth quarter of 2010. The decrease in FDIC insurance expense was primarily due to lower rate assessments in the fourth quarter of 2011 due to new rules finalized by the FDIC, as required by the Dodd-Frank Act.

Provision for Income Taxes

The provision for income taxes was $13.8 million for the fourth quarter of 2011, an increase of $0.7 million or 5% from the fourth quarter of 2010. The effective tax rate for the fourth quarter of 2011 was 26.06% compared with an effective tax rate of 24.51% for the fourth quarter of 2010. The fourth quarters of 2011 and 2010 were both favorably impacted by the release of tax reserves during the quarter.

Common Stock Repurchase Program

In the fourth quarter of 2011, we repurchased 0.7 million shares of common stock at an average cost per share of $41.44 and a total cost of $29.1 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Selected Quarterly Consolidated Financial Data

Table 21 presents our selected quarterly financial data for 2011 and 2010.

Selected Quarterly Consolidated Financial Data							Table 21

	Three Months Ended 2011				Three Months Ended 2010
(dollars in thousands, except per share amounts)
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Interest Income	$107,877	$109,230	$110,163	$112,423	$109,295	$113,020	$119,362	$123,574
Interest Expense	11,631	12,464	12,664	12,726	13,022	14,394	15,434	15,921

Net Interest Income	96,246	96,766	97,499	99,697	96,273	98,626	103,928	107,653

Provision for Credit Losses	2,219	2,180	3,600	4,691	5,278	13,359	15,939	20,711
Investment Securities Gains (Losses), Net	282	-	-	6,084	(1)	7,877	14,951	20,021
Noninterest Income	43,125	50,863	49,463	47,838	51,478	55,248	53,923	51,761
Noninterest Expense	84,382	83,955	93,774	86,082	88,722	89,890	85,918	81,706

Income Before Provision for Income Taxes	53,052	61,494	49,588	62,846	53,750	58,502	70,945	77,018
Provision for Income Taxes	13,823	18,188	14,440	20,486	13,172	14,438	24,381	24,282

Net Income	$39,229	$43,306	$35,148	$42,360	$40,578	$44,064	$46,564	$52,736

Basic Earnings Per Share	$0.85	$0.93	$0.74	$0.89	$0.84	$0.91	$0.97	$1.10
Diluted Earnings Per Share	$0.85	$0.92	$0.74	$0.88	$0.84	$0.91	$0.96	$1.09
Net Income to Average Total Assets (ROA)	1.17%	1.31%	1.09%	1.32%	1.24%	1.37%	1.48%	1.73%
Net Income to Average Shareholders' Equity (ROE)	15.23	16.80	13.86	16.86	15.08	16.64	19.01	22.54
Efficiency Ratio [1]	60.42	56.87	63.81	56.04	60.05	55.57	49.72	45.54
Net Interest Margin [2]	3.04	3.09	3.16	3.24	3.15	3.27	3.51	3.72
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation and Subsidiaries

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Bank of Hawaii Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 28, 2012

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009

Interest Income
Interest and Fees on Loans and Leases	$262,239	$287,381	$326,921
Income on Investment Securities
Trading	-	-	594
Available-for-Sale	103,363	169,151	158,244
Held-to-Maturity	72,138	6,504	9,133
Deposits	8	28	20
Funds Sold	828	1,076	1,776
Other	1,117	1,111	1,106

Total Interest Income	439,693	465,251	497,794

Interest Expense
Deposits	18,321	29,196	54,058
Securities Sold Under Agreements to Repurchase	29,171	25,996	25,934
Funds Purchased	20	30	22
Long-Term Debt	1,973	3,549	5,446

Total Interest Expense	49,485	58,771	85,460

Net Interest Income	390,208	406,480	412,334
Provision for Credit Losses	12,690	55,287	107,878

Net Interest Income After Provision for Credit Losses	377,518	351,193	304,456

Noninterest Income
Trust and Asset Management	45,046	44,889	46,174
Mortgage Banking	14,664	18,576	22,995
Service Charges on Deposit Accounts	38,733	53,039	54,470
Fees, Exchange, and Other Service Charges	60,227	61,006	60,122
Investment Securities Gains, Net	6,366	42,848	25,770
Insurance	10,957	9,961	20,015
Other	21,662	24,939	38,262

Total Noninterest Income	197,655	255,258	267,808

Noninterest Expense
Salaries and Benefits	182,816	185,713	188,568
Net Occupancy	43,169	40,988	41,053
Net Equipment	18,849	19,371	17,713
Professional Fees	8,623	7,104	12,439
FDIC Insurance	9,346	12,564	17,342
Other	85,390	80,496	72,909

Total Noninterest Expense	348,193	346,236	350,024

Income Before Provision for Income Taxes	226,980	260,215	222,240
Provision for Income Taxes	66,937	76,273	78,207

Net Income	$160,043	$183,942	$144,033

Basic Earnings Per Share	$3.40	$3.83	$3.02
Diluted Earnings Per Share	$3.39	$3.80	$3.00
Dividends Declared Per Share	$1.80	$1.80	$1.80
Basic Weighted Average Shares	47,064,925	48,055,025	47,702,500
Diluted Weighted Average Shares	47,224,981	48,355,965	48,009,277

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2011	December 31, 2010

Assets
Interest-Bearing Deposits	$3,036	$3,472
Funds Sold	512,384	438,327
Investment Securities
Available-for-Sale	3,451,885	6,533,874
Held-to-Maturity (Fair Value of $3,754,206 and $134,028)	3,657,796	127,249
Loans Held for Sale	18,957	17,564
Loans and Leases	5,538,304	5,335,792
Allowance for Loan and Lease Losses	(138,606)	(147,358)

Net Loans and Leases	5,399,698	5,188,434

Total Earning Assets	13,043,756	12,308,920

Cash and Noninterest-Bearing Deposits	154,489	165,748
Premises and Equipment	103,550	108,170
Customers' Acceptances	476	437
Accrued Interest Receivable	43,510	41,151
Foreclosed Real Estate	3,042	1,928
Mortgage Servicing Rights	24,279	25,379
Goodwill	31,517	31,517
Other Assets	441,772	443,537

Total Assets	$13,846,391	$13,126,787

Liabilities
Deposits
Noninterest-Bearing Demand	$2,850,923	$2,447,713
Interest-Bearing Demand	2,005,983	1,871,718
Savings	4,398,638	4,526,893
Time	1,337,079	1,042,671

Total Deposits	10,592,623	9,888,995

Funds Purchased	10,791	9,478
Short-Term Borrowings	-	6,200
Securities Sold Under Agreements to Repurchase	1,925,998	1,901,084
Long-Term Debt	30,696	32,652
Banker's Acceptances	476	437
Retirement Benefits Payable	46,949	30,885
Accrued Interest Payable	5,330	5,007
Taxes Payable and Deferred Taxes	95,840	121,517
Other Liabilities	135,021	119,399

Total Liabilities	12,843,724	12,115,654

Commitments and Contingencies (Note 18)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2011 - 57,134,470 / 45,947,116 and December 31, 2010 - 57,115,287 / 48,097,672)	571	570
Capital Surplus	507,558	500,888
Accumulated Other Comprehensive Income	35,263	26,965
Retained Earnings	1,003,938	932,629
Treasury Stock, at Cost (Shares: December 31, 2011 - 11,187,354 and December 31, 2010 - 9,017,615)	(544,663)	(449,919)

Total Shareholders' Equity	1,002,667	1,011,133

Total Liabilities and Shareholders' Equity	$13,846,391	$13,126,787

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Total	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Compre- hensive Income

Balance as of December 31, 2008	$790,704	$568	$492,515	$(28,888)	$787,924	$(461,415)
Comprehensive Income:
Net Income	144,033	-	-	-	144,033	-	$144,033
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	30,567	-	-	30,567	-	-	30,567
Net Gains Related to Defined Benefit Plans	5,246	-	-	5,246	-	-	5,246

Total Comprehensive Income							$179,846

Share-Based Compensation	3,552	-	3,552	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and
Related Tax Benefits (301,306 shares)	9,444	1	(1,749)	-	(2,200)	13,392
Common Stock Repurchased (35,734 shares)	(1,337)	-	-	-	-	(1,337)
Cash Dividends Paid ($1.80 per share)	(86,236)	-	-	-	(86,236)	-

Balance as of December 31, 2009	$895,973	$569	$494,318	$6,925	$843,521	$(449,360)

Comprehensive Income:
Net Income	183,942	-	-	-	183,942	-	$183,942
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	20,231	-	-	20,231	-	-	20,231
Settlement Gain Related to Defined Benefit Plan	(608)	-	-	(608)	-	-	(608)
Net Gains Related to Defined Benefit Plans	417	-	-	417	-	-	417

Total Comprehensive Income							$203,982

Share-Based Compensation	3,841	-	3,841	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (617,345 shares)	19,141	1	2,729	-	(8,011)	24,422
Common Stock Repurchased (538,616 shares)	(24,981)	-	-	-	-	(24,981)
Cash Dividends Paid ($1.80 per share)	(86,823)	-	-	-	(86,823)	-

Balance as of December 31, 2010	$1,011,133	$570	$500,888	$26,965	$932,629	$(449,919)

Comprehensive Income:
Net Income	160,043	-	-	-	160,043	-	$160,043
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities,
Net of Reclassification Adjustment	16,411	-	-	16,411	-	-	16,411
Net Losses Related to Defined Benefit Plans	(8,113)	-	-	(8,113)	-	-	(8,113)

Total Comprehensive Income							$168,341

Share-Based Compensation	6,216	-	6,216	-	-	-
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits (389,470 shares)	13,412	1	454	-	(3,843)	16,800
Common Stock Repurchased (2,540,026 shares)	(111,544)	-	-	-	-	(111,544)
Cash Dividends Paid ($1.80 per share)	(84,891)	-	-	-	(84,891)	-

Balance as of December 31, 2011	$1,002,667	$571	$507,558	$35,263	$1,003,938	$(544,663)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009

Operating Activities
Net Income	$160,043	$183,942	$144,033
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	12,690	55,287	107,878
Depreciation and Amortization	14,624	13,432	13,545
Amortization of Deferred Loan and Lease Fees	(2,709)	(2,804)	(2,405)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	49,728	49,834	17,915
Share-Based Compensation	6,216	3,841	3,552
Benefit Plan Contributions	(1,261)	(3,164)	(13,137)
Deferred Income Taxes	198	(18,655)	(41,156)
Net Gain on Sale of Proprietary Mutual Funds	(1,956)	(2,852)	-
Gains on Sale of Insurance Business	-	(904)	(2,264)
Net Gains on Sales of Leases	(1,001)	(1,126)	(14,228)
Net Gains on Investment Securities	(6,366)	(42,848)	(25,770)
Net Change in Trading Securities	-	-	91,500
Proceeds from Sales of Loans Held for Sale	457,777	685,827	1,075,851
Originations of Loans Held for Sale	(450,635)	(678,135)	(1,030,909)
Tax Benefits from Share-Based Compensation	(884)	(2,983)	(278)
Net Change in Other Assets and Other Liabilities	(6,741)	(32,486)	(35,252)

Net Cash Provided by Operating Activities	229,723	206,206	288,875

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	1,006,397	1,681,978	1,763,050
Proceeds from Sales	723,556	1,289,681	1,042,766
Purchases	(1,809,249)	(4,145,849)	(5,561,425)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	374,520	53,579	58,245
Purchases	(760,086)	-	-
Proceeds from Sale of Proprietary Mutual Funds	1,956	4,424	-
Proceeds from Sale of Insurance Business	-	904	6,769
Net Change in Loans and Leases	(235,215)	353,011	688,793
Premises and Equipment, Net	(10,004)	(10,626)	(8,401)

Net Cash Used in Investing Activities	(708,125)	(772,898)	(2,010,203)

Financing Activities
Net Change in Deposits	703,628	479,319	1,117,578
Net Change in Short-Term Borrowings	20,027	282,257	585,036
Repayments of Long-Term Debt	-	(50,000)	(145,070)
Tax Benefits from Share-Based Compensation	884	2,983	278
Proceeds from Issuance of Common Stock	12,660	16,417	9,664
Repurchase of Common Stock	(111,544)	(24,981)	(1,337)
Cash Dividends Paid	(84,891)	(86,823)	(86,236)

Net Cash Provided by Financing Activities	540,764	619,172	1,479,913

Net Change in Cash and Cash Equivalents	62,362	52,480	(241,415)
Cash and Cash Equivalents at Beginning of Period	607,547	555,067	796,482

Cash and Cash Equivalents at End of Period	$669,909	$607,547	$555,067

Supplemental Information
Cash Paid for Interest	$47,817	$58,732	$92,272
Cash Paid for Income Taxes	85,144	136,841	91,203
Non-Cash Investing and Financing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	3,167,839	-	-
Transfer from Loans to Foreclosed Real Estate	3,089	4,923	3,061
Transfers from Loans to Loans Held for Sale	8,555	8,713	39,946
Replacement of a Leveraged Lease with a Direct Financing Lease	-	-	32,437

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

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity's net asset value. The primary beneficiary consolidates the variable interest entity ("VIE"). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

The Company has a limited partnership interest in several low-income housing partnerships. These partnerships provide funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are generally recognized over 10 years. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained.

These entities meet the definition of a VIE; however, the Company is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $34.3 million and $29.7 million as of December 31, 2011 and 2010, respectively, and is included in other assets in the consolidated statements of condition. Under the effective yield method, the Company recognizes tax credits generally over 10 years and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.

Unfunded commitments to fund these low-income housing partnerships were $9.0 million and $2.6 million as of December 31, 2011 and 2010, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2011 and 2010. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2011, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

Loans Held for Sale

Residential mortgage loans originated prior to October 1, 2011, with the intent to be sold in the secondary market, were valued on an aggregate basis at the lower-of-cost-or-fair value. Residential mortgage loans originated on or after October 1, 2011, with the intent to be sold in the secondary market, are accounted for under the fair value option. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized in noninterest income or noninterest expense as earned or incurred. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income.

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower-of-cost-or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Any reduction in the loan's value, prior to being transferred to loans held for sale, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses. Further decreases in the fair value of the loan are recognized in noninterest expense.

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income, cumulative charge-offs, and net unamortized deferred loan fees or costs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts and premiums, if any, are deferred and are generally amortized into interest income as yield adjustments using the interest method over the contractual life of the loan. Loan commitment fees are generally recognized into noninterest income. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan and lease losses (the "Allowance"). Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The "other" class of loans and leases is comprised of revolving credit, installment, and lease financing arrangements.

Non-Performing Loans and Leases

Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans are placed on non-accrual status at the earlier of the loan becoming contractually past due 120 days as to principal or interest or upon taking of a partial charge-off on the loan. For automobile and other consumer loan classes, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For the pooled segment of the Company's commercial and industrial loan class, which consists of small business loans, the entire outstanding balance on the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral. In the event that loans or lines in the home equity loan class is behind another financial institution's first mortgage, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest, unless the combined loan-to-value ratio is 60% or less. As noted above, loans in the automobile and other consumer loan classes are charged-off in its entirety upon the loan becoming 120 days past due as to principal or interest.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a troubled debt restructuring. Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.

For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premiums or discounts), an impairment is recognized by establishing or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring when, due to a borrower's financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

In January 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." The provisions of ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" include the required disclosure of qualitative information about how financing receivables were modified and quantitative information about the extent and financial effects of modifications made during the period. The Company is also required to disclose qualitative information about how such modifications are factored into the determination of the Allowance. Furthermore, the Company is also required to disclose information about modifications that meet the definition of a troubled debt restructuring within the previous 12 months for which there was a payment default in the current period. The provisions of ASU No. 2010-20 that related to troubled debt restructurings were to be effective for the Company's reporting period ended March 31, 2011. However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. ASU No. 2011-02 also ended the FASB's deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that occurred from January 1, 2011. As of September 30, 2011, the Company identified $0.5 million in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02. These loans did not require an Allowance as each was either previously partially charged-off or was adequately secured by collateral. The adoption of the loan modification provisions of ASU No. 2010-20 and ASU No. 2011-02 did not have a material impact on the Company's statements of income and condition. See Note 4 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve").

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management's estimate of probable credit losses as of the balance sheet date. Changes to the absolute level of the Allowance are recognized through charges or credits to the provision for credit losses (the "Provision"). Loans and leases that are charged-off reduce the Allowance while recoveries of loans and leases previously charged-off increase the Allowance.

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

The level of the Allowance related to the Company's consumer portfolio segment is generally based on analyses of homogeneous pools of loans and leases. Loans and leases are pooled based on similar loan and lease risk characteristics for collective evaluation of impairment. Loss estimates are calculated based on historical rolling average loss rates and average delinquency flows to loss. Consumer loans that have been individually evaluated for impairment or modified in a troubled debt restructuring are excluded from the homogeneous pools. Impairment related to such loans is generally determined based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

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

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than its carrying amount. In that event, the Company records a loss for the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis. For the year ended December 31, 2011, the Company recorded an impairment charge of $0.6 million, a component of net occupancy expense, related to several of the Company's branch premises. For the years ended December 31, 2010 and 2009, there was no impairment of the Company's premises and equipment.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property's fair value at the time of acquisition, a charge-off is recorded against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. Subsequent decreases in the property's fair value and operating expenses of the property are recognized through charges to other noninterest expense. The fair value of the property acquired is based on third party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company's mortgage servicing rights accounted for under the amortization method are initially recorded at fair value. However, these mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these mortgage servicing rights exceeds fair value.

The Company's mortgage servicing rights accounted for under the fair value method are carried on the statements of condition at fair value with changes in fair value recorded in mortgage banking income in the period in which the change occurs. Changes in the fair value of mortgage servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

Written Loan Commitments

The Company includes the fair value associated with the expected net future cash flows related to the servicing of the loan in the measurement of interest rate lock commitments that are accounted for at fair value through earnings. The expected net future cash flows from servicing the loan that are to be included in measuring the fair value of the interest rate lock commitment is determined in the same manner that the fair value of a recognized servicing asset is measured. However, a separate and distinct servicing asset is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing rights retained. See Note 17 to the Consolidated Financial Statements for more information on written loan commitments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment. Goodwill is assigned to the Company's reporting units that are expected to benefit from the business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. Adverse changes in the economic environment, declining operations, unanticipated competition, loss of key personnel, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. A goodwill impairment analysis is comprised of two steps. Step 1, used to identify instances of potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, the second step of the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited.

In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." The provisions of ASU No. 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted ASU No. 2010-28 in preparing the Consolidated Financial Statements for the period ended March 31, 2011. As of March 31, 2011 and December 31, 2011, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of ASU No. 2010-28 had no impact on the Company's statements of income and condition.

In September 2011, the FASB issued ASU No. 2011-08, "Testing Goodwill for Impairment." The provisions of ASU No. 2011-08 permit an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Step 1 quantitative impairment analysis described above is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt the provisions of ASU No. 2011-08. During the fourth quarter of 2011, the Company performed the annual evaluation for goodwill impairment. This evaluation indicated no impairment of the Company's goodwill.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle ("FHLB") and Federal Reserve Bank ("FRB") stock, as a condition of membership. These securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets which are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Parent by subsidiaries with tax liabilities and subsidiaries that generate tax benefits receive payments for those benefits as used.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2011, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.

In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company's Consolidated Financial Statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock and stock options. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is recognized in the statement of income on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent's common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent's common stock at the time of grant. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As share-based compensation expense is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.5 million for the year ended December 31, 2011 and $5.0 million for the years ended December 31, 2010 and 2009.

International Operations

The Bank has operations that are conducted in certain Pacific Islands that are denominated in U.S. dollars. These operations are classified as domestic.

Fair Value Measurements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that management believes market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance established a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies. Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements. Management reviews and updates the fair value hierarchy classifications of the Company's assets and liabilities on a quarterly basis. The three-level fair value hierarchy is as follows:

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

In determining fair value measurements, management assesses whether the volume and level of activity for an asset or liability have significantly decreased. In such instances, management determines whether recent quoted prices are associated with illiquid or inactive markets. If management concludes that quoted prices are associated with illiquid or inactive markets, adjustments to quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability's fair value. See Note 14 and Note 19 to the Consolidated Financial Statements for the required fair value measurement disclosures.

Future Application of Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." The provisions of ASU No. 2011-03 modify the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control and is effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of ASU No. 2011-03 is not expected to have a material impact on the Company's statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. ASU No. 2011-04 is effective for the Company's interim and annual reporting periods beginning on or after January 1, 2012. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company's statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for the Company's interim and annual reporting periods beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company expects to adopt the two statement approach which will result in a new statement of comprehensive income for the interim period ending March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 will have no impact on the Company's statements of income and condition.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures About Offsetting Assets and Liabilities." This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company's statements of income and condition.

Note 2.    Restrictions on Cash and Noninterest-Bearing Deposits

The FRB requires bank subsidiaries to maintain minimum average reserve balances based on the amount of deposits held. The Bank's average required reserve balances were $63.1 million and $53.8 million as of December 31, 2011 and 2010, respectively.

Note 3.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities as of December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,220,282	$11,204	$(468)	$1,231,018
Debt Securities Issued by States and Political Subdivisions	391,276	15,783	-	407,059
Debt Securities Issued by Corporations	97,917	607	(2,137)	96,387
Mortgage-Backed Securities Issued by Government Agencies	1,618,913	38,066	(1,107)	1,655,872
U.S. Government-Sponsored Enterprises	58,548	3,001	-	61,549

Total Mortgage-Backed Securities	1,677,461	41,067	(1,107)	1,717,421

Total	$3,386,936	$68,661	$(3,712)	$3,451,885

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,474	$6,704	$-	$186,178
Mortgage-Backed Securities Issued by Government Agencies	3,429,038	89,801	(2,918)	3,515,921
U.S. Government-Sponsored Enterprises	49,284	2,823	-	52,107

Total Mortgage-Backed Securities	3,478,322	92,624	(2,918)	3,568,028

Total	$3,657,796	$99,328	$(2,918)	$3,754,206

December 31, 2010
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$536,770	$19,131	$(45)	$555,856
Debt Securities Issued by States and Political Subdivisions	113,715	1,477	(1,583)	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	500	5	-	505
Mortgage-Backed Securities Issued by Government Agencies	5,696,907	84,008	(30,887)	5,750,028
U.S. Government-Sponsored Enterprises	109,259	4,617	-	113,876

Total Mortgage-Backed Securities	5,806,166	88,625	(30,887)	5,863,904

Total	$6,457,151	$109,238	$(32,515)	$6,533,874

Held-to-Maturity:
Mortgage-Backed Securities Issued by Government Agencies	$47,368	$2,959	$-	$50,327
U.S. Government-Sponsored Enterprises	79,881	3,820	-	83,701

Total	$127,249	$6,779	$-	$134,028

December 31, 2009
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$711,223	$11,248	$(1,679)	$720,792
Debt Securities Issued by States and Political Subdivisions	52,742	1,391	(17)	54,116
Debt Securities Issued by U.S. Government-Sponsored Enterprises	751	41	-	792
Mortgage-Backed Securities Issued by Government Agencies	4,015,816	26,900	(20,029)	4,022,687
U.S. Government-Sponsored Enterprises	509,225	23,276	(54)	532,447

Total Mortgage-Backed Securities	4,525,041	50,176	(20,083)	4,555,134

Total	$5,289,757	$62,856	$(21,779)	$5,330,834

Held-to-Maturity:
Mortgage-Backed Securities Issued by Government Agencies	$59,542	$1,879	$-	$61,421
U.S. Government-Sponsored Enterprises	121,476	3,771	-	125,247

Total	$181,018	$5,650	$-	$186,668

During the year ended December 31, 2011, the Company reclassified at fair value approximately $3.2 billion in available-for-sale investment securities to the held-to-maturity category. The related unrealized after-tax gains of approximately $27.9 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2011. Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$352,504	$353,696
Due After One Year Through Five Years	610,737	617,966
Due After Five Years Through Ten Years	168,304	175,800
Due After Ten Years	577,930	587,002

	1,709,475	1,734,464
Mortgage-Backed Securities Issued by Government Agencies	1,618,913	1,655,872
U.S. Government-Sponsored Enterprises	58,548	61,549

Total Mortgage-Backed Securities	1,677,461	1,717,421

Total	$3,386,936	$3,451,885

Held-to-Maturity:
Due After One Year Through Five Years	$179,474	$186,178
Mortgage-Backed Securities Issued by Government Agencies	3,429,038	3,515,921
U.S. Government-Sponsored Enterprises	49,284	52,107

Total Mortgage-Backed Securities	3,478,322	3,568,028

Total	$3,657,796	$3,754,206

Investment securities with carrying values of $3.6 billion, $3.2 billion, and $2.7 billion as of December 31, 2011, 2010, and 2009, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase. As of December 31, 2011, 2010, and 2009, the Company did not pledge any investment securities where the secured party had the right to sell or repledge the collateral.

Gross gains and losses from the sales of investment securities for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	2011	2010	2009

Gross Gains on Sales of Investment Securities	$10,874	$42,867	$37,541
Gross Losses on Sales of Investment Securities	(4,508)	(19)	(11,771)

Net Gains on Sales of Investment Securities	$6,366	$42,848	$25,770

The Company's sales of investment securities for the year ended December 31, 2011 were from our available-for-sale portfolio due to management's ongoing evaluation of the portfolio in response to established asset/liability management objectives.

The Company's investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$127,644	$(464)	$920	$(4)	$128,564	$(468)
Debt Securities Issued by Corporations	38,059	(2,137)	-	-	38,059	(2,137)
Mortgage-Backed Securities Issued by Government Agencies	727,726	(3,751)	34,824	(274)	762,550	(4,025)

Total	$893,429	$(6,352)	$35,744	$(278)	$929,173	$(6,630)

December 31, 2010
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,366	$(36)	$1,204	$(9)	$2,570	$(45)
Debt Securities Issued by States and Political Subdivisions	67,754	(1,583)	-	-	67,754	(1,583)
Mortgage-Backed Securities Issued by Government Agencies	1,662,897	(30,887)	-	-	1,662,897	(30,887)

Total	$1,732,017	$(32,506)	$1,204	$(9)	$1,733,221	$(32,515)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2011, which was comprised of 80 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2011, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Substantially all of the Company's interest income on investment securities for the years ended December 31, 2011, 2010, and 2009, was comprised of taxable interest income. Income tax expense related to the Company's net realized gains on the sales of investment securities was $2.5 million, $16.7 million, and $10.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Net unrealized gains on the Company's available-for-sale investment securities, net of tax, were $39.4 million, $46.5 million, and $26.3 million as of December 31, 2011, 2010, and 2009, respectively. Net unrealized gains on the Company's held-to-maturity investment securities, net of tax, were $23.5 million as of December 31, 2011 and were related to the transfers of securities from the available-for-sale portfolio. These net unrealized gains, net of tax, were recorded as a component of accumulated other comprehensive income.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Commercial
Commercial and Industrial	$817,170	$772,624	$795,167	$1,053,781	$1,054,355
Commercial Mortgage	938,250	863,385	841,431	740,779	634,483
Construction	98,669	80,325	108,395	153,952	208,670
Lease Financing	311,928	334,997	412,933	468,140	481,882

Total Commercial	2,166,017	2,051,331	2,157,926	2,416,652	2,379,390

Consumer
Residential Mortgage	2,215,892	2,094,189	2,190,677	2,461,824	2,486,284
Home Equity	780,691	807,479	921,571	1,033,221	994,972
Automobile	192,506	209,008	283,937	369,789	443,011
Other [1]	183,198	173,785	205,674	248,747	277,204

Total Consumer	3,372,287	3,284,461	3,601,859	4,113,581	4,201,471

Total Loans and Leases	$5,538,304	$5,335,792	$5,759,785	$6,530,233	$6,580,861

1
Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $97.6 million and $106.1 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, commercial and residential mortgage loans of $1.1 billion were pledged to secure an undrawn FRB line of credit.

As of December 31, 2011 and 2010, residential mortgage loans of approximately $1.3 billion and $1.2 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. The Company had no FHLB advances outstanding as of December 31, 2011 and 2010.

Net gains related to the sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.3 million and $2.5 million for the years ended December 31, 2011 and 2009, respectively. Net losses related to the sales of residential mortgage loans were $1.1 million for the year ended December 31, 2010.

Net gains on the sales of commercial loans were not material for the years ended December 31, 2011, 2010, and 2009.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2011 and 2010. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans and leases as of December 31, 2011 and 2010.

(dollars in thousands)	Commercial	Consumer	Total

For the Year Ended December 31, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(8,112)	(28,648)	(36,760)
Recoveries on Loans and Leases Previously Charged-Off	6,500	8,818	15,318

Net Loans and Leases Charged-Off	(1,612)	(19,830)	(21,442)
Provision for Credit Losses	1,197	11,493	12,690

Balance at End of Period	$80,562	$58,044	$138,606

As of December 31, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$1,195	$4,256	$5,451
Collectively Evaluated for Impairment	79,367	53,788	133,155

Total	$80,562	$58,044	$138,606

Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$15,135	$32,465	$47,600
Collectively Evaluated for Impairment	2,150,882	3,339,822	5,490,704

Total	$2,166,017	$3,372,287	$5,538,304

For the Year Ended December 31, 2010
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$82,307	$61,351	$143,658
Loans and Leases Charged-Off	(25,947)	(43,931)	(69,878)
Recoveries on Loans and Leases Previously Charged-Off	9,629	8,662	18,291

Net Loans and Leases Charged-Off	(16,318)	(35,269)	(51,587)
Provision for Credit Losses	14,988	40,299	55,287

Balance at End of Period	$80,977	$66,381	$147,358

As of December 31, 2010
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$1,091	$3,079	$4,170
Collectively Evaluated for Impairment	79,886	63,302	143,188

Total	$80,977	$66,381	$147,358

Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$10,827	$27,206	$38,033
Collectively Evaluated for Impairment	2,040,504	3,257,255	5,297,759

Total	$2,051,331	$3,284,461	$5,335,792

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
Special Mention:
Loans and leases in the classes within the commercial portfolio segment that have potential weaknesses that deserve management's close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. The special mention credit quality indicator is not used for classes of loans and leases that are included in the consumer portfolio segment. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.
Classified:
Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection and the current loan-to-value ratio is 60% or less. Home equity loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection, the first mortgage is with the Company, and the current combined loan-to-value ratio is 60% or less. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of up to six months following a loan modification. Following a period of demonstrated performance in accordance with the modified contractual terms, the loan may be removed from classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans and leases are not corrected in a timely manner.

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2011 and 2010.

	December 31, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial

Pass	$765,339	$859,891	$83,722	$282,081	$1,991,033
Special Mention	30,316	43,805	370	26,257	100,748
Classified	21,515	34,554	14,577	3,590	74,236

Total	$817,170	$938,250	$98,669	$311,928	$2,166,017

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer

Pass	$2,186,063	$776,473	$192,336	$182,431	$3,337,303
Classified	29,829	4,218	170	767	34,984

Total	$2,215,892	$780,691	$192,506	$183,198	$3,372,287

Total Recorded Investment in Loans and Leases					$5,538,304

	December 31, 2010
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial

Pass	$720,618	$775,938	$61,598	$305,967	$1,864,121
Special Mention	18,096	32,055	1,975	26,767	78,893
Classified	33,910	55,392	16,752	2,263	108,317

Total	$772,624	$863,385	$80,325	$334,997	$2,051,331

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer

Pass	$2,059,012	$804,158	$208,598	$172,762	$3,244,530
Classified	35,177	3,321	410	1,023	39,931

Total	$2,094,189	$807,479	$209,008	$173,785	$3,284,461

Total Recorded Investment in Loans and Leases					$5,335,792

1
Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company's loan and lease portfolio as of December 31, 2011 and 2010.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]

As of December 31, 2011
Commercial
Commercial and Industrial	$2,959	$743	$1	$6,243	$9,946	$807,224	$817,170	$5,661
Commercial Mortgage	678	-	-	2,140	2,818	935,432	938,250	959
Construction	-	-	-	2,080	2,080	96,589	98,669	-
Lease Financing	-	-	-	5	5	311,923	311,928	5

Total Commercial	3,637	743	1	10,468	14,849	2,151,168	2,166,017	6,625

Consumer
Residential Mortgage	8,878	9,258	6,422	25,256	49,814	2,166,078	2,215,892	1,856
Home Equity	5,310	2,694	2,194	2,024	12,222	768,469	780,691	97
Automobile	4,095	839	170	-	5,104	187,402	192,506	-
Other [1]	1,679	1,528	435	-	3,642	179,556	183,198	-

Total Consumer	19,962	14,319	9,221	27,280	70,782	3,301,505	3,372,287	1,953

Total	$23,599	$15,062	$9,222	$37,748	$85,631	$5,452,673	$5,538,304	$8,578

As of December 31, 2010
Commercial
Commercial and Industrial	$1,807	$1,341	$-	$1,642	$4,790	$767,834	$772,624	$1,564
Commercial Mortgage	2,100	-	-	3,503	5,603	857,782	863,385	2,415
Construction	-	-	-	288	288	80,037	80,325	-
Lease Financing	82	-	-	19	101	334,896	334,997	19

Total Commercial	3,989	1,341	-	5,452	10,782	2,040,549	2,051,331	3,998

Consumer
Residential Mortgage	8,389	9,045	5,399	28,152	50,985	2,043,204	2,094,189	7,891
Home Equity	4,248	2,420	1,067	2,254	9,989	797,490	807,479	1,041
Automobile	6,046	1,004	410	-	7,460	201,548	209,008	-
Other [1]	1,962	1,145	707	-	3,814	169,971	173,785	-

Total Consumer	20,645	13,614	7,583	30,406	72,248	3,212,213	3,284,461	8,932

Total	$24,634	$14,955	$7,583	$35,858	$83,030	$5,252,762	$5,335,792	$12,930

1
Comprised of other revolving credit, installment, and lease financing.
2
Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2011 and 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses

December 31, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,176	$13,526	$-
Commercial Mortgage	2,140	2,640	-

Total Commercial	8,316	16,166	-

Total Impaired Loans with No Related Allowance Recorded	$8,316	$16,166	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,447	$4,447	$846
Commercial Mortgage	2,372	2,372	349

Total Commercial	6,819	6,819	1,195

Consumer
Residential Mortgage	25,726	30,606	4,138
Home Equity	21	21	1
Automobile	6,190	6,190	75
Other [1]	528	528	42

Total Consumer	32,465	37,345	4,256

Total Impaired Loans with an Allowance Recorded	$39,284	$44,164	$5,451

Impaired Loans:
Commercial	$15,135	$22,985	$1,195
Consumer	32,465	37,345	4,256

Total Impaired Loans	$47,600	$60,330	$5,451

December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$1,564	$5,414	$-
Commercial Mortgage	3,377	4,407	-

Total Commercial	4,941	9,821	-

Total Impaired Loans with No Related Allowance Recorded	$4,941	$9,821	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,156	$5,156	$927
Commercial Mortgage	442	745	99
Construction	288	288	65

Total Commercial	5,886	6,189	1,091

Consumer
Residential Mortgage	21,058	24,709	2,919
Home Equity	21	21	1
Automobile	5,845	5,845	137
Other [1]	282	282	22

Total Consumer	27,206	30,857	3,079

Total Impaired Loans with an Allowance Recorded	$33,092	$37,046	$4,170

Impaired Loans:
Commercial	$10,827	$16,010	$1,091
Consumer	27,206	30,857	3,079

Total Impaired Loans	$38,033	$46,867	$4,170

1
Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011		Year Ended December 31, 2010

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$3,367	$-	$1,829	$-
Commercial Mortgage	2,845	-	2,758	-
Construction	115	-	4,700	-

Total Commercial	6,327	-	9,287	-

Total Impaired Loans with No Related Allowance Recorded	$6,327	$-	$9,287	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$3,988	$150	$6,548	$250
Commercial Mortgage	755	14	520	17
Construction	58	-	723	-

Total Commercial	4,801	164	7,791	267

Consumer
Residential Mortgage	24,075	333	11,293	156
Home Equity	21	-	4	-
Automobile	5,911	597	5,038	396
Other [1]	516	29	173	7

Total Consumer	30,523	959	16,508	559

Total Impaired Loans with an Allowance Recorded	$35,324	$1,123	$24,299	$826

Impaired Loans:
Commercial	$11,128	$164	$17,078	$267
Consumer	30,523	959	16,508	559

Total Impaired Loans	$41,651	$1,123	$33,586	$826

1
Comprised of other revolving credit and installment financing.

For the years ended December 31, 2011 and 2010, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the years ended December 31, 2011 and 2010, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring ("TDR") when the Company for economic or legal reasons related to a borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $38.8 million and $32.7 million as of December 31, 2011 and 2010, respectively. There were no commitments to lend additional funds on loans modified in a TDR as of December 31, 2011.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Lease financing modifications generally involves a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date. Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment is applied to principal. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. Home equity modifications are made infrequently and are offered to borrowers if the Company does not hold the first mortgage. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Borrowers having both a first mortgage and home equity loan with the Company are offered a residential mortgage loan modification. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the year ended December 31, 2011.

	Loans Modified as a TDR for the Year Ended December 31, 2011

Troubled Debt Restructurings [1] (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end)	Increase in Allowance (as of period end)

Commercial
Commercial and Industrial	7	$4,281	$782
Commercial Mortgage	4	1,249	19

Total Commercial	11	5,530	801

Consumer
Residential Mortgage	17	7,384	964
Automobile	289	2,946	36
Other [2]	3	313	8

Total Consumer	309	10,643	1,008

Total	320	$16,173	$1,809

1 The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

2 Comprised of other revolving credit, installment, and lease financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2011, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2011

TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]

Commercial
Commercial Mortgage	2	$957

Total Commercial	2	957

Consumer
Residential Mortgage	1	293
Automobile	12	150

Total Consumer	13	443

Total	15	$1,400

1 The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

The commercial mortgage loans modified in a TDR that subsequently defaulted are on non-accrual status and were modified by forbearing principal and interest for six months. The residential mortgage loan modified in a TDR that subsequently defaulted was modified by temporarily lowering monthly payments and applying all payments during this time to principal. Automobile loans modified in a TDR that subsequently defaulted were primarily modified by lowering monthly payments by extending the term.

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

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2011 and 2010, related party loan balances were $6.7 million and $10.4 million, respectively.

Note 5.    Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $3.2 billion as of December 31, 2011 and 2010, and $3.1 billion as of December 31, 2009. Generally, the Company's residential mortgage loans sold to third parties are sold on a non-recourse basis. The Company's mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $8.6 million, $8.5 million, and $7.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Servicing income is recorded as a component of mortgage banking income in the Company's consolidated statements of income. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2011, 2010, and 2009, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2011	2010	2009

Balance at Beginning of Year	$10,226	$15,332	$19,553
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(1,521)	(2,546)	43
Due to Payoffs	(1,574)	(2,560)	(4,264)

Total Changes in Fair Value of Mortgage Servicing Rights	(3,095)	(5,106)	(4,221)

Balance at End of Year	$7,131	$10,226	$15,332

1
Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2011, 2010, and 2009, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method, net of a valuation allowance, was as follows:

(dollars in thousands)	2011	2010	2009

Balance at Beginning of Year	$15,153	$10,638	$1,796
Servicing Rights that Resulted From Asset Transfers	4,139	6,086	9,628
Amortization	(2,144)	(1,571)	(786)

Balance at End of Year	$17,148	$15,153	$10,638

Valuation Allowance:
Balance at Beginning of Year	$-	$-	$292
Recoveries	-	-	(292)

Balance at End of Year	$-	$-	$-

Mortgage Servicing Rights Accounted for Under the Amortization Method, Net of a Valuation Allowance	$17,148	$15,153	$10,638

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Year	$20,340	$14,853	$1,504
End of Year	$17,159	$20,340	$14,853

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2011 and 2010 were as follows:

	2011	2010

Weighted-Average Constant Prepayment Rate [1]	15.56%	13.71%
Weighted-Average Life (in years)	5.03	5.90
Weighted-Average Note Rate	4.87%	5.02%
Weighted-Average Discount Rate [2]	6.31%	7.29%
1
Represents annualized loan repayment rate assumption.

2
Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, was slightly lower than the national average for the years ended December 31, 2011 and 2010.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2011 and 2010 is presented in the following table.

(dollars in thousands)	2011	2010

Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(295)	$(338)
Decrease in fair value from 50 bps adverse change	(582)	(671)
Discount Rate
Decrease in fair value from 25 bps adverse change	(331)	(421)
Decrease in fair value from 50 bps adverse change	(652)	(830)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.    Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2011 and 2010 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value

December 31, 2011
Premises	$306,766	$(218,519)	$88,247
Equipment	107,964	(93,732)	14,232
Capital Leases	4,464	(3,393)	1,071

Total	$419,194	$(315,644)	$103,550

December 31, 2010
Premises	$299,664	$(208,531)	$91,133
Equipment	151,845	(136,058)	15,787
Capital Leases	4,464	(3,214)	1,250

Total	$455,973	$(347,803)	$108,170

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $14.6 million, $13.4 million, and $13.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 7.    Other Assets

The components of the Company's other assets as of December 31, 2011 and 2010 were as follows:

(dollars in thousands)	2011	2010

Bank-Owned Life Insurance	$213,113	$207,843
Federal Home Loan Bank and Federal Reserve Bank Stock	79,946	79,871
Derivative Financial Instruments	38,085	30,891
Low-Income Housing and Other Equity Investments	35,860	31,995
Prepaid Expenses	28,979	38,558
Accounts Receivable	13,607	11,761
Federal and State Tax Deposits	6,069	22,341
Other	26,113	20,277

Total	$441,772	$443,537

The carrying value of the Company's FHLB stock was $61.3 million as of December 31, 2011 and 2010. As of September 30, 2011, the FHLB met all of its regulatory capital requirements, but remained classified as "undercapitalized" by its primary regulator, the Federal Housing Finance Agency. As a result, the FHLB is restricted from redeeming or repurchasing capital stock or from paying dividends. However, the FHLB had increased capital levels as of September 30, 2011 compared to December 31, 2010, continues to meet its debt obligations, and if needed has an additional source of liquidity available to U.S. Government-Sponsored Enterprises through the U.S. Treasury. Based upon the foregoing, the Company has not recorded an impairment of the carrying value of the Company's FHLB stock as of December 31, 2011.

Note 8.    Deposits

Time Deposits

As of December 31, 2011 and 2010, the Company's total time deposits were $1.3 billion and $1.0 billion, respectively. As of December 31, 2011, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

2012	$1,082,706
2013	101,220
2014	57,635
2015	12,673
2016	61,973
Thereafter	20,872

Total	$1,337,079

The amount of time deposits with balances of $100,000 or more was $966.8 million and $635.6 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount

Three Months or Less	$564,265
Over Three Months through Six Months	165,813
Over Six Months through Twelve Months	138,830
Over Twelve Months	97,863

Total	$966,771

Public Deposits

As of December 31, 2011 and 2010, deposits of governmental entities of $978.6 million and $467.2 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.    Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	2011	2010	2009

Funds Purchased [1]
Amounts Outstanding as of End of Year	$10,791	$9,478	$8,888
Average Amount Outstanding During Year	11,508	16,284	13,624
Maximum Amount Outstanding at Any Month End	10,791	77,832	33,888
Weighted Average Interest Rate During Year	0.17%	0.18%	0.16%
Weighted Average Interest Rate End of Year	0.14%	0.22%	0.21%
Securities Sold Under Agreements to Repurchase [2]
Amounts Outstanding as of End of Year	$1,325,998	$1,301,084	$943,717
Average Amount Outstanding During Year	1,245,763	1,052,558	581,998
Maximum Amount Outstanding at Any Month End	1,369,378	1,406,393	1,124,794
Weighted Average Interest Rate During Year	0.08%	0.10%	0.31%
Weighted Average Interest Rate End of Year	0.07%	0.09%	0.15%
1
Federal funds purchased generally mature on the next business day following the date of purchase.
2
Excludes long-term securities sold under agreements to repurchase with private institutions of $600.0 million as of December 31, 2011 and 2010, and $675.0 million as of December 31, 2009.

As of December 31, 2011, the contractual maturities of the Company's total securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount

Overnight	$-
2 to 30 Days	84,106
31 to 90 Days	795,004
Over 90 Days	1,046,888

Total	$1,925,998

The Company's total securities sold under agreements to repurchase were $1.9 billion as of December 31, 2011 and 2010, and $1.6 billion as of December 31, 2009. As of December 31, 2011, total securities sold under agreements to repurchase placed with private institutions were $600.0 million, all of which were at fixed interest rates. As of December 31, 2011, the weighted average interest rate for the Company's agreements with private institutions was 4.66% and the remaining terms of these agreements ranged from 4 to 10 years.

As of December 31, 2011, the weighted average maturity was 121 days for the Company's securities sold under agreements to repurchase with government entities and 5.71 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions' right to terminate certain agreements at earlier specified dates which could decrease the weighted average maturity to 2.57 years.

There were no short-term borrowings as of December 31, 2011. Short-term borrowings were $6.2 million and $6.9 million as of December 31, 2010, and 2009, respectively, and primarily consisted of treasury tax and loan balances, which represent tax payments collected on behalf of the U.S. Government, callable at any time and typically bears market interest rates. However, due to the low interest rate environment, no interest has been charged on these borrowings since 2008.

Note 10.    Long-Term Debt

The Company's long-term debt as of December 31, 2011 and 2010 were as follows:

(dollars in thousands)	2011	2010

Non-Recourse Debt	$21,787	$23,707
Capital Lease Obligations	8,909	8,945

Total	$30,696	$32,652

As of December 31, 2011, the Company's non-recourse debt was bearing interest at a fixed rate of 6.3% with maturity in June 2021.

Capital lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.7 million per year through December 2012 and are negotiable thereafter.

As of December 31, 2011, the Company had an undrawn line of credit with the FRB of $709.7 million. Commercial and residential mortgage loans of $1.1 billion were pledged to secure this undrawn line of credit with the FRB as of December 31, 2011.

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2011, the Company pledged residential mortgage loans of approximately $1.3 billion under a blanket pledge arrangement with the FHLB to secure an undrawn line of credit of approximately $947.4 million.

As of December 31, 2011, the annual maturities of the Company's long-term debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount

2012	$2,602
2013	2,779
2014	2,968
2015	3,169
2016	2,878
Thereafter	7,391

Total	$21,787

Note 11.    Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2011 and 2010:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank

As of December 31, 2011:
Shareholders' Equity		$1,002,667	$926,673
Tier 1 Capital		903,173	841,308
Total Capital		971,797	909,838
Tier 1 Capital Ratio	6%	16.68%	15.56%
Total Capital Ratio	10%	17.95%	16.83%
Tier 1 Leverage Ratio	5%	6.73%	6.30%
As of December 31, 2010:
Shareholders' Equity		$1,011,133	$901,141
Tier 1 Capital		928,158	832,295
Total Capital		992,722	896,770
Tier 1 Capital Ratio	6%	18.28%	16.42%
Total Capital Ratio	10%	19.55%	17.69%
Tier 1 Leverage Ratio	5%	7.15%	6.46%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders' equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly average total assets.

As of December 31, 2011, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2011 that management believes have changed the Company or the Bank's capital ratings.

Dividends

Dividends paid by the Parent are substantially funded from dividends received from the Bank. The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Parent. These restrictions generally require advanced approval from the Bank's regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2011, the Parent repurchased 2.5 million shares of common stock at an average cost per share of $43.88 and a total cost of $109.9 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2011, the Parent repurchased a total of 48.5 million shares of common stock and returned a total of $1.7 billion to its shareholders at an average cost of $35.98 per share. Remaining buyback authority under the common stock repurchase program was $74.0 million as of December 31, 2011. From January 1, 2012 through February 14, 2012, the Parent repurchased an additional 190,000 shares of common stock at an average cost of $46.41 per share for a total of $8.8 million. Remaining buyback authority under the common stock repurchase program was $65.2 million as of February 14, 2012. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, which is a component of shareholders' equity were as follows:

(dollars in thousands)	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2008	$(4,277)	$(24,611)	$(28,888)
Net change	30,567	5,246	35,813

Balance, December 31, 2009	26,290	(19,365)	6,925
Net change	20,231	(191)	20,040

Balance, December 31, 2010	46,521	(19,556)	26,965
Net change	16,411	(8,113)	8,298

Balance, December 31, 2011	$62,932	$(27,669)	$35,263

The following table presents the components of other comprehensive income, net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

December 31, 2011:
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$40,645	$16,037	$24,608
Less: Reclassification Adjustment for Gains Realized in Net Income	(13,525)	(5,328)	(8,197)

Net Unrealized Gains on Investment Securities	27,120	10,709	16,411
Defined Benefit Plans:
Prior Service Credit from Plan Amendment During the Period	917	361	556
Less: Amortization of Prior Service Credit Included in Net Periodic Benefit Cost	(322)	(127)	(195)

Net Prior Service Credit Arising During the Period	595	234	361
Net Actuarial Losses Arising During the Period	(13,981)	(5,507)	(8,474)

Defined Benefit Plans, Net	(13,386)	(5,273)	(8,113)

Other Comprehensive Income	$13,734	$5,436	$8,298

December 31, 2010:
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$78,494	$33,941	$44,553
Less: Reclassification Adjustment for Gains Realized in Net Income	(42,848)	(18,526)	(24,322)

Net Unrealized Gains on Investment Securities	35,646	15,415	20,231
Defined Benefit Plans:
Settlement Gain Related to Defined Benefit Plan	(951)	(343)	(608)
Net Actuarial Losses Arising During the Period	(842)	(1,388)	546
Less: Amortization of Prior Service Credit Included in Net Periodic Benefit Cost	(213)	(84)	(129)

Defined Benefit Plans, Net	(2,006)	(1,815)	(191)

Other Comprehensive Income	$33,640	$13,600	$20,040

December 31, 2009:
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$73,528	$26,470	$47,058
Less: Reclassification Adjustment for Gains Realized in Net Income	(25,770)	(9,279)	(16,491)

Net Unrealized Gains on Investment Securities	47,758	17,191	30,567
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	8,410	3,028	5,382
Less: Amortization of Prior Service Credit Included in Net Periodic Benefit Cost	(213)	(77)	(136)

Defined Benefit Plans, Net	8,197	2,951	5,246

Other Comprehensive Income	$55,955	$20,142	$35,813

Note 12.    Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2011, 2010, and 2009:

	Weighted Average Shares
	2011	2010	2009

Denominator for Basic Earnings Per Share	47,064,925	48,055,025	47,702,500
Dilutive Effect of Stock Options	140,815	279,371	273,703
Dilutive Effect of Restricted Stock	19,241	21,569	33,074

Denominator for Diluted Earnings Per Share	47,224,981	48,355,965	48,009,277

Antidilutive Stock Options and Restricted Stock Outstanding	554,062	224,372	401,308

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, and installment loans. Deposit products include checking, savings, and time deposit accounts. Retail Banking also offers retail life insurance products. Products and services from Retail Banking are delivered to customers through 70 Hawaii branch locations, 506 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products. Commercial lending and deposit products are offered to middle-market and large companies in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii. Commercial Banking also includes international banking and operations at the Bank's 11 branches in the Pacific Islands and also provides merchant services to its small business customers.

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

Selected business segment financial information as of and for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total

Year Ended December 31, 2011
Net Interest Income	$173,982	$137,351	$15,137	$63,738	$390,208
Provision for Credit Losses	22,341	(938)	64	(8,777)	12,690

Net Interest Income After Provision for Credit Losses	151,641	138,289	15,073	72,515	377,518
Noninterest Income	84,008	37,132	59,891	16,624	197,655
Noninterest Expense	(186,872)	(93,623)	(59,187)	(8,511)	(348,193)

Income Before Provision for Income Taxes	48,777	81,798	15,777	80,628	226,980
Provision for Income Taxes	(18,047)	(28,401)	(5,838)	(14,651)	(66,937)

Net Income	$30,730	$53,397	$9,939	$65,977	$160,043

Total Assets as of December 31, 2011	$3,147,760	$2,337,214	$218,088	$8,143,329	$13,846,391

Year Ended December 31, 2010
Net Interest Income	$188,673	$147,016	$16,567	$54,224	$406,480
Provision for Credit Losses	38,377	17,085	(129)	(46)	55,287

Net Interest Income After Provision for Credit Losses	150,296	129,931	16,696	54,270	351,193
Noninterest Income	100,859	41,304	59,948	53,147	255,258
Noninterest Expense	(175,621)	(96,225)	(58,467)	(15,923)	(346,236)

Income Before Provision for Income Taxes	75,534	75,010	18,177	91,494	260,215
Provision for Income Taxes	(27,947)	(22,273)	(6,726)	(19,327)	(76,273)

Net Income	$47,587	$52,737	$11,451	$72,167	$183,942

Total Assets as of December 31, 2010	$3,078,747	$2,244,788	$196,466	$7,606,786	$13,126,787

Year Ended December 31, 2009
Net Interest Income	$215,431	$161,356	$16,933	$18,614	$412,334
Provision for Credit Losses	56,807	49,308	2,073	(310)	107,878

Net Interest Income After Provision for Credit Losses	158,624	112,048	14,860	18,924	304,456
Noninterest Income	103,048	68,098	57,732	38,930	267,808
Noninterest Expense	(173,969)	(104,182)	(64,085)	(7,788)	(350,024)

Income Before Provision for Income Taxes	87,703	75,964	8,507	50,066	222,240
Provision for Income Taxes	(32,532)	(30,673)	(3,148)	(11,854)	(78,207)

Net Income	$55,171	$45,291	$5,359	$38,212	$144,033

Total Assets as of December 31, 2009	$3,341,880	$2,464,072	$212,145	$6,396,730	$12,414,827

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service ("IRS") limits on pay amounts usable in the allocations of Savings Plan benefits. Total expense for all components of the Company's defined contribution plans was $11.4 million, $11.7 million, and $11.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $4.9 million and $4.8 million as of December 31, 2011 and 2010, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company's benefit plans, but pay for their full insurance premiums. Participants who retire on or after January 1, 2008, who have medical or dental coverage under the Company's plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company's benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retire on or after January 1, 2008 who meet certain age and/or years of service requirements are eligible for the Health Reimbursement Account ("HRA") program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2011 and 2010, the Company had no segregated assets to provide for postretirement benefits.

The Company settled the retiree life insurance portion of the postretirement benefit obligation in December 2010. The settlement reduced the net periodic benefit cost for the year ended December 31, 2010 by $1.0 million.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2011 and 2010.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2011	2010	2011	2010

Benefit Obligation at Beginning of Year	$93,062	$88,625	$25,658	$29,975
Service Cost	-	-	514	460
Interest Cost	5,221	5,226	1,341	1,769
Actuarial Losses (Gains)	8,675	3,048	(762)	3,154
Employer Benefits Paid [1]	(4,216)	(3,837)	(772)	(1,772)
Settlement Paid	-	-	-	(7,928)

Benefit Obligation at End of Year	$102,742	$93,062	$25,979	$25,658

Fair Value of Plan Assets at Beginning of Year	$87,960	$81,234	$-	$-
Actual Return on Plan Assets	(2,086)	9,115	-	-
Employer Contributions	505	1,448	772	9,700
Employer Benefits Paid [1]	(4,216)	(3,837)	(772)	(1,772)
Settlement Paid	-	-	-	(7,928)

Fair Value of Plan Assets at End of Year	$82,163	$87,960	$-	$-

Funded Status at End of Year [2]	$(20,579)	$(5,102)	$(25,979)	$(25,658)

1
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $1.1 million for the years ended December 31, 2011 and 2010.
2
Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income (loss) for the Pension Plans and postretirement benefit plan as of December 31, 2011 and 2010.

	Pension Benefits		Postretirement Benefits

(dollars in thousands)	2011	2010	2011	2010

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(30,484)	$(22,153)	$1,422	$1,565
Prior Service Credit	-	-	1,393	1,032

Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(30,484)	$(22,153)	$2,815	$2,597

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2011, 2010, and 2009.

	Pension Benefits			Postretirement Benefits

(dollars in thousands)	2011	2010	2009	2011	2010	2009

Service Cost	$-	$-	$-	$514	$460	$444
Interest Cost	5,221	5,226	5,177	1,341	1,769	1,707
Expected Return on Plan Assets	(6,451)	(6,526)	(5,672)	-	-	-
Amortization of:
Prior Service Credit [1]	-	-	-	(322)	(213)	(213)
Net Actuarial Losses (Gains) [1]	3,466	2,988	2,970	(79)	(217)	(420)
Settlement Gain [1]	-	-	-	-	(951)	-

Net Periodic Benefit Cost	$2,236	$1,688	$2,475	$1,454	$848	$1,518

1
Represents reclassification adjustments from accumulated other comprehensive income (loss) during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ending December 31, 2012 is approximately $1.3 million. There is no net actuarial gain related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ending December 31, 2012. The prior service credit related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ending December 31, 2012 is approximately $0.3 million.

Assumptions used to determine the benefit obligations as of December 31, 2011 and 2010 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2011	2010	2011	2010

Weighted Average Assumptions as of December 31:
Discount Rate	5.04%	5.75%	5.04%	5.75%
Health Care Cost Trend Rate Assumed For Next Year	-	-	8.00%	8.50%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2027.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Pension Benefits			Postretirement Benefits

	2011	2010	2009	2011	2010	2009

Weighted Average Assumptions as of December 31:
Discount Rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected Long-Term Rate of Return on Plan Assets	8.00%	8.00%	8.00%	-	-	-
Health Care Cost Trend Rate	-	-	-	8.50%	9.00%	10.00%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2011 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease

Effect on the Total of Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost	$165	$(147)
Effect on the Postretirement Benefit Obligation	2,134	(2,116)

The Company expects to contribute $5.5 million to the Pension Plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2012.

As of December 31, 2011, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits

2012	$4,987	$1,265
2013	5,401	1,346
2014	5,955	1,423
2015	6,284	1,542
2016	6,560	1,718
Years 2017-2021	35,848	9,381

Retirement Plan Assets

The Company's overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan's termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 45% S&P 500 Index, 15% MSCI EAFE Index, and 40% Barclays Capital Aggregate Bond Index.

Subject to liquidity requirements, the asset allocation targets are 45% for equity securities, 55% for fixed income securities with a 20% plus or minus from the strategic targets, and zero to 20% for cash. Within the equity securities portfolio, the range for domestic securities is from 60% to 100% and the range for international securities is from 0% to 40%. All assets selected for the Retirement Plan must have a readily ascertainable market value and must be readily marketable.

Due to market fluctuations or cash flows, the allocation limits for each asset class may be breached by as much as plus or minus 5%. Such situations are acceptable on a temporary basis, but asset allocation is expected to conform to range limits within 90 days of such an occurrence.

The fair values of the Retirement Plan assets as of December 31, 2011 and 2010 by asset category were as follows:

	Fair Value Measurements

Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2011	Total as of Dec. 31, 2010

Cash	$1,380	$-	$-	$1,380	$1,297
Equity Security – Mutual Funds:
Large-Cap	6,810	-	-	6,810	18,600
Mid-Cap	2,846	-	-	2,846	3,152
Small-Cap	2,923	-	-	2,923	3,186
Mixed-Cap	16,042	-	-	16,042	6,421
International	9,630	-	-	9,630	12,003
Emerging Market	5,123	-	-	5,123	5,467
Fixed Income – Mutual Funds	37,409	-	-	37,409	37,834

Total	$82,163	$-	$-	$82,163	$87,960

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.    Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire ten years from the date of grant. Stock option grants include incentive and nonqualified stock options whose vesting may be based on a service period and/or Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent's common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one to five years from the date of grant, although accelerated vesting was provided for in certain grants, based on the attainment of defined Company performance measures. Restricted stock is forfeited if an employee terminates prior to vesting.

As of December 31, 2011, total shares authorized under the plans were 4.7 million shares, of which 3.2 million shares were available for future grants of stock options or restricted stock.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the vesting period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. For the years ended December 31, 2011, 2010, and 2009, compensation expense and the related income tax benefit recognized for all share-based awards were as follows:

(dollars in thousands)	2011	2010	2009

Compensation Expense	$6,216	$3,841	$3,552
Income Tax Benefit	2,668	1,648	1,560

Stock Options

Stock options granted to employees during the year ended December 31, 2011 were fully vested as of December 31, 2011. There were no stock options granted for the years ended December 31, 2010 and 2009.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted average fair value of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2011

Weighted Average Fair Value of Stock Options
Granted During the Year	$10.47
Stock Options Granted During the Year	341,629
Assumptions:
Average Risk-Free Interest Rate	0.96%
Average Expected Volatility	39.94%
Expected Dividend Yield	3.87%
Expected Life	5.22 years

The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2011.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Stock Options Outstanding as of January 1, 2011	913,618	$36.18
Granted	341,629	42.22
Exercised	(217,818)	27.75
Expired	(16,239)	43.56

Stock Options Outstanding as of December 31, 2011	1,021,190	39.88	4.7	$6,043

Stock Options Vested and Exercisable as of December 31, 2011	679,561	38.71	2.0	5,267

The following summarizes certain stock option activity of the Company for the years ended December 31, 2011, 2010, and 2009:

(dollars in thousands)	2011	2010	2009

Intrinsic Value of Stock Options Exercised	$3,790	$9,507	$1,688
Cash Received from Stock Options Exercised	6,044	9,628	2,736
Tax Benefits Realized from Stock Options Exercised	888	2,983	278
Total Fair Value of Stock Options that Vested	3,578	-	96

Restricted Stock

As of December 31, 2011, unrecognized compensation cost related to unvested restricted stock was $1.3 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

The following table presents the activity for restricted stock for all plans.

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)

Unvested as of December 31, 2008	225,995	$52.05
Granted	10,129	36.26
Vested	(90,382)	52.21	$4,719
Forfeited	(1,777)	51.78

Unvested as of December 31, 2009	143,965	$50.84

Granted	88,404	52.50
Vested	(104,128)	50.40	$5,248
Forfeited	(1,356)	53.42

Unvested as of December 31, 2010	126,885	$52.34

Granted	20,831	47.58
Vested	(65,226)	52.28	$3,410
Forfeited	(1,648)	52.69

Unvested as of December 31, 2011	80,842	$51.15

Note 16.    Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	2011	2010	2009

Current:
Federal	$60,371	$78,888	$102,175
State	3,995	12,809	14,830
Foreign	2,373	3,231	2,358

Total Current	66,739	94,928	119,363

Deferred:
Federal	1,254	(19,102)	(35,959)
State	(1,056)	447	(5,197)

Total Deferred	198	(18,655)	(41,156)

Provision for Income Taxes	$66,937	$76,273	$78,207

The tax effects of fair value adjustments on investment securities available-for-sale, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders' equity. The net tax charge recorded directly to consolidated shareholders' equity was $4.6 million, $10.8 million, and $21.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2011 and 2010, significant components of the Company's deferred tax liabilities and assets were as follows:

(dollars in thousands)	2011	2010

Deferred Tax Liabilities:
Accrued Pension Cost	$(14,648)	$(13,405)
Federal Home Loan Bank Stock	(9,898)	(9,898)
Lease Transactions	(125,472)	(136,006)
Net Unrealized Gains on Investments Securities Available-for-Sale	(40,847)	(30,202)
Deferred Loan Fees	(2,682)	(2,327)
Originated Mortgage Servicing Rights	(6,693)	(7,289)
Other	(518)	(78)

Gross Deferred Tax Liabilities	(200,758)	(199,205)
Deferred Tax Assets:
Accelerated Depreciation	8,772	9,610
Allowance for Loan Losses	47,843	51,637
Minimum Pension Liability	17,981	12,709
Accrued Expenses	16,103	17,006
Postretirement Benefit Obligations	12,124	11,793
Capital Lease Expenses	3,087	3,031
Restricted Stock	2,706	1,599
Investment in Unincorporated Entities	6,546	11,327
Deductible State and Local Taxes	10,225	13,132
Other	5,218	5,877

Gross Deferred Tax Assets Before Valuation Allowance	130,605	137,721
Valuation Allowance	(4,433)	(7,359)

Gross Deferred Tax Assets After Valuation Allowance	126,172	130,362

Net Deferred Tax Liabilities	$(74,586)	$(68,843)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. As of December 31, 2011, retained earnings included approximately $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	0.71	4.42	3.09
Tax Reserve Adjustments	(2.21)	(6.58)	(0.81)
Leveraged Leases	0.05	(1.31)	(0.69)
Low-Income Housing Investments	(1.55)	(1.18)	0.27
Bank-Owned Life Insurance	(0.97)	(0.86)	(1.12)
Other	(1.54)	(0.18)	(0.55)

Effective Tax Rate	29.49%	29.31%	35.19%

Lease In-Lease Out ("LILO") and Sale In-Lease Out ("SILO") Transactions

During the years 1998 through 2002, the Company entered into one leveraged lease transaction known as a LILO transaction and five leveraged lease transactions known as SILO transactions. In June 2007, the Company reached an agreement with the IRS to effectively settle the matter related to the LILO transaction. In August 2008, the IRS publicly released a general settlement initiative for identified participants, including the Company, in LILO and SILO transactions that would disallow 80% of previously claimed income tax deductions through December 31, 2007 but offered relief from penalties that might have otherwise been imposed. In October 2008, the Company accepted the settlement initiative from the IRS related to the SILO transactions. In February 2009, the Company signed a closing agreement with the IRS with respect to four of the five SILO transactions. This resulted in a nominal adjustment to lease financing interest income and the provision for income taxes. In December 2009, the Company signed a closing agreement with the IRS with respect to the one remaining SILO transaction. This resulted in the Company recording a $1.7 million credit to the provision for income taxes to adjust liability accounts.

In June 2010, the Company signed a formal settlement agreement with the IRS related to tax years 1999 through 2006, which had been held open for the LILO and SILO transactions. In December 2010, the Company filed amended State of Hawaii income tax returns for 1998 - 2006, which included adjustments related to the formal settlement of the LILO and SILO transactions. Concurrently, the Company reduced current taxes payable by $61.1 million and recorded a corresponding decrease in federal and state tax deposits, recorded as a component of other assets in the statements of condition. The Company also recorded a $7.7 million credit to the provision for income taxes for the release of related reserves. In December 2011, the IRS finalized interest calculations related to tax years 1998 - 2006. Concurrently, the Company recorded a $16.3 million decrease in federal tax deposits, a $7.5 million decrease in current taxes payable, and received a cash refund from the IRS of $8.8 million. Management expects to settle remaining issues related to interest due to the State of Hawaii in 2012. The interest settlement will be made from the remaining $6.1 million in tax deposits placed with the State of Hawaii.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2011 and 2010:

(dollars in thousands)	2011	2010

Unrecognized Tax Benefits at Beginning of Year	$22,980	$16,400
Gross Increases, Related to Tax Positions Taken in a Prior Period	725	8,520
Gross Increases, Related to Current Period Tax Positions	-	300
Settlement with Taxing Authority	(1,889)	-
Lapse of Statute of Limitations	(8,183)	(2,240)

Unrecognized Tax Benefits at End of Year	$13,633	$22,980

As of December 31, 2011 and 2010, all of the $13.6 million and $23.0 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2011.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2011, 2010, and 2009, the Company recorded a net tax benefit of $2.6 million, a provision of $2.2 million, and a net tax benefit of $0.3 million, respectively, for interest and penalties. As of December 31, 2011 and 2010, the Company had accrued $2.6 million and $5.2 million, respectively, for the payment of possible interest and penalties.

The Company's federal income tax returns for 2007 through 2010 remain subject to examination by the IRS. The State of Hawaii is currently in the process of examining state income tax returns filed for 2003 through 2006. The Company's State of Hawaii income tax returns for 2003 through 2010 remain subject to examination by the taxing authorities.

Note 17.    Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010

(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest Rate Lock Commitments	$62,459	$2,334	$117,735	$(117)
Forward Commitments	62,819	(938)	109,578	2,959
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	259,218	35,503	247,816	25,982
Pay Fixed/Receive Variable Swaps	259,218	(35,779)	247,816	(26,197)
Foreign Exchange Contracts
Buy	27,459	194	35,022	220
Sell	9,571	(61)	25,770	(62)

The following table presents the Company's derivative financial instruments, their fair values, and balance sheet location as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010

Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives

Interest Rate Lock Commitments	$2,344	$10	$1,531	$1,648
Forward Commitments	8	946	3,114	155
Interest Rate Swap Agreements	35,503	35,779	25,982	26,197
Foreign Exchange Contracts	230	97	264	106

Total	$38,085	$36,832	$30,891	$28,106

1
Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company's derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the years ended December 31, 2011, 2010, and 2009:

		Year Ended December 31,
	Location of Net Gains (Losses) Recognized in the Statement of Income
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)
		2011	2010	2009

Interest Rate Lock Commitments	Mortgage Banking	$14,091	$15,007	$13,221
Forward Commitments	Mortgage Banking	(4,735)	1,227	1,746
Interest Rate Swap Agreements	Other Noninterest Income	309	282	1,093
Foreign Exchange Contracts	Other Noninterest Income	3,120	2,994	2,895

Total		$12,785	$19,510	$18,955

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

Derivative financial instruments are required to be carried at their fair value on the Company's consolidated statements of condition. As of December 31, 2011 and 2010, the Company did not designate any derivative financial instruments as formal hedging relationships. The Bank's free-standing derivative financial instruments have been recorded at fair value on the Company's consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments ("IRLCs"), forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters IRLCs for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance. Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To mitigate this risk, the Company utilizes forward commitments as economic hedges against the potential decreases in the values of the loans held for sale. The IRLCs and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company's consolidated statements of income. Changes in the fair value of IRLCs and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's consolidated statements of income. The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds. As of December 31, 2011, the Company had net liability positions with its financial institution counterparties totaling $35.8 million. The collateral posted by the Company for these net liability positions was $3.6 million.

The Company's interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features relating to the Company's debt ratings or capitalization levels. Under these provisions, if the Company's debt rating falls below investment grade or if the Company's capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts. The Company maintains debt ratings and capital levels that exceed these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's consolidated statements of income.

Note 18.    Commitments and Contingencies

The Company's credit commitments as of December 31, 2011 were as follows:

(dollars in thousands)	Total

Unfunded Commitments to Extend Credit	$1,975,327
Standby Letters of Credit	74,082
Commercial Letters of Credit	18,486

Total	$2,067,895

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $36.2 million secured certain specifically identified standby letters of credit as of December 31, 2011. As of December 31, 2011, the standby and commercial letters of credit had remaining terms ranging from 1 to 27 months.

Lease Commitments

A portion of the Company's headquarters' building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2022. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs.

Rental expense for all operating leases for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	2011	2010	2009

Minimum Rentals	$20,427	$20,187	$18,935
Sublease Rental Income	(5,463)	(5,387)	(5,107)

Total	$14,964	$14,800	$13,828

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2011:

(dollars in thousands)	Capital Leases	Operating Leases

2012	$665	$14,594
2013	665	12,365
2014	665	10,707
2015	665	9,114
2016	665	8,426
Thereafter	23,923	138,130

Total Future Minimum Lease Payments	27,248	$193,336

Amounts Representing Interest	(18,339)

Present Value of Net Future Minimum Lease Payments	$8,909

Minimum future rental income receivable under subleases from non-cancelable operating leases were $14.8 million as of December 31, 2011.

Technology Services Contract

The Company has a contract with a vendor to provide for technology services related to the Company's core systems and applications through 2014. Under the technology services contract, the Company incurred expenses of $11.6 million, $11.4 million, and $10.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company's actual payments under the contract will depend, in part, upon future transaction volumes. Based upon estimated future transaction volumes, estimated payments in future years are as follows:

(dollars in thousands)	Total

2012	$11,739
2013	11,740
2014	6,299

Total	$29,778

Legal Proceedings

On February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions. The lawsuit was similar to industry lawsuits filed against other financial institutions pertaining to overdraft fee debit card transactions. On July 15, 2011, the Company reached a tentative settlement with the plaintiffs subject to documentation and court approvals. The tentative settlement provides for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys' fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company. As of June 30, 2011, the $9.0 million tentative settlement amount was fully accrued for by the Company. On September 2, 2011, the court gave its initial approval to the settlement, and on September 19, 2011, the $9.0 million settlement amount was paid to the Fund Administrator. On February 14, 2012, the court gave its final approval to the settlement.

Contingencies

The Company, along with other members of Visa are parties to Loss and Judgment Sharing Agreements (the "Agreements"), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2011, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio.

In addition to the litigation noted above, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts accrued by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to the Company's statement of income for any particular period.

Note 19.    Fair Value of Assets and Liabilities

The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury. As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements. Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company's third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company's third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company's third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2011 and 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Loans Held for Sale

The fair value of the Company's residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets, and therefore, is classified as a Level 2 measurement.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income. Significant assumptions in the valuation of mortgage servicing rights include estimated loan repayment rates, the discount rate, servicing costs, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments ("IRLCs"), forward commitments, interest rate swap agreements, and foreign exchange contracts. The fair values of IRLCs are calculated using a discounted cash flow approach utilizing inputs such as the fall-out ratio. The fall-out ratio is derived from the Bank's internal data and is adjusted using significant management judgment as to the percentage of loans which are currently in a lock position which will ultimately not close. IRLCs are deemed Level 3 measurements as significant unobservable inputs and management judgment are required. The fair values of forward commitments are deemed Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period. The fair values of interest rate swap agreements are also calculated using a discounted cash flow approach and utilize inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate. Interest rate swap agreements are deemed Level 3 measurements as significant unobservable inputs and management judgment are required. The fair values of foreign exchange contracts are calculated using the Bank's multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves. Foreign exchange contracts are deemed Level 2 measurements because while they are valued using the Bank's multi-currency accounting system, significant management judgment or estimation is not required.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 31, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$822,508	$408,510	$-	$1,231,018
Debt Securities Issued by States and Political Subdivisions	-	407,059	-	407,059
Debt Securities Issued by Corporations	-	96,387	-	96,387
Mortgage-Backed Securities Issued by Government Agencies	-	1,655,872	-	1,655,872
U.S. Government-Sponsored Enterprises	-	61,549	-	61,549

Total Mortgage-Backed Securities	-	1,717,421	-	1,717,421

Total Investment Securities Available-for-Sale	822,508	2,629,377	-	3,451,885

Loans Held for Sale	-	18,957	-	18,957
Mortgage Servicing Rights	-	-	7,131	7,131
Other Assets	11,082	-	-	11,082
Net Derivative Assets and Liabilities	-	(805)	2,058	1,253

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011	$833,590	$2,647,529	$9,189	$3,490,308

December 31, 2010
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$553,894	$1,962	$-	$555,856
Debt Securities Issued by States and Political Subdivisions	-	113,609	-	113,609
Debt Securities Issued by U.S. Government-Sponsored Enterprises	-	505	-	505
Mortgage-Backed Securities Issued by Government Agencies	-	5,750,028	-	5,750,028
U.S. Government-Sponsored Enterprises	-	113,876	-	113,876

Total Mortgage-Backed Securities	-	5,863,904	-	5,863,904

Total Investment Securities Available-for-Sale	553,894	5,979,980	-	6,533,874

Mortgage Servicing Rights	-	-	10,226	10,226
Other Assets	10,851	-	-	10,851
Net Derivative Assets and Liabilities	-	3,117	(332)	2,785

Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010	$564,745	$5,983,097	$9,894	$6,557,736

For the years ended December 31, 2011 and 2010, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total

Year Ended December 31, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(3,095)	14,030	10,935
Transfers to Loans Held for Sale	-	(11,640)	(11,640)

Balance as of December 31, 2011	$7,131	$2,058	$9,189

Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2011	$(1,521)	$2,058	$537

Year Ended December 31, 2010
Balance as of January 1, 2010	$15,332	$(180)	$15,152
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(5,106)	14,956	9,850
Transfers to Loans Held for Sale	-	(15,108)	(15,108)

Balance as of December 31, 2010	$10,226	$(332)	$9,894

Total Unrealized Net Losses Included in Net Income Related to Assets Still Held as of December 31, 2010	$(2,546)	$(332)	$(2,878)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the year ended December 31, 2011, several of the branch premises with a carrying value of $1.0 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.6 million, which was included in net occupancy expense for the period. The Company primarily utilized the tax assessed value and other observable market inputs to determine fair market value of the properties, and therefore, is classified as a Level 2 measurement. For the year ended December 31, 2010, there were no material adjustments to fair value for the Company's assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

Fair Value Option

The Company elected the fair value option for all residential mortgage loans held for sale originated on or after October 1, 2011. This election allows for a more effective offset of the changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them without having to apply complex hedge accounting provisions. As noted above, the fair value of the Company's residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans held for sale as of December 31, 2011.

	December 31, 2011

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal

Loans Held for Sale	$18,957	$18,088	$869

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company's consolidated statements of income. For the year ended December 31, 2011, the Company recorded a net gain of $0.1 million as a result of the change in fair value of the Company's residential mortgage loans held for sale.

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

Loans Held for Sale

The fair value of the Company's residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets. As noted above, the Company elected the fair value option for all residential mortgage loans held for sale originated on or after October 1, 2011.

Loans

The fair value of the Company's loans are estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

Securities Sold Under Agreements to Repurchase

The fair value of the Company's securities sold under agreements to repurchase was calculated using discounted cash flow analyses, applying discount rates currently offered for new agreements with similar remaining maturities and considering the Company's non-performance risk.

Long-Term Debt

The fair value of the Company's long-term debt was calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company's non-performance risk.

The following presents the carrying amount and fair values of the Company's financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010

(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,657,796	$3,754,206	$127,249	$134,028
Loans Held for Sale	18,957	18,957	17,564	17,575
Loans [1]	5,098,681	5,373,777	4,861,643	5,115,355
Financial Instruments – Liabilities
Deposits	10,592,623	10,603,120	9,888,995	9,901,009
Securities Sold Under Agreements to Repurchase	1,925,998	2,031,057	1,901,084	2,003,375
Long-Term Debt [2]	21,787	24,076	23,707	24,590
1
Comprised of loans, net of unearned income and the allowance for loan losses.
2
Excludes capital lease obligations.

Note 20.    Subsequent Event

Lessee's Exercise of an Early Buy-Out Option

In January 2012, a lessee exercised its early buy-out option on two cargo ship leveraged leases. The exercise of these early buy-out options, recorded in January 2012, resulted in a pre-tax gain of $3.5 million and an after-tax gain of $6.2 million.

Note 21.    Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009

Income
Dividends and Interest from Bank of Hawaii	$148,356	$110,161	$123,904
Other Income	496	903	462

Total Income	148,852	111,064	124,366

Interest Expense
Privately Placed Notes	-	-	145

Total Interest Expense	-	-	145

Noninterest Expense
Intercompany Salaries and Services	867	1,171	925
Other Expenses	1,349	2,086	3,164

Total Noninterest Expense	2,216	3,257	4,089

Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	146,636	107,807	120,132
Income Tax Benefit	1,855	1,817	2,489
Equity in Undistributed Income of Subsidiaries	11,552	74,318	21,412

Net Income	$160,043	$183,942	$144,033

Condensed Statements of Condition

(dollars in thousands)	December 31, 2011	December 31, 2010

Assets
Cash with Bank of Hawaii	$6,822	$5,001
Funds Sold To Bank of Hawaii	61,250	96,109
Goodwill	14,129	14,129
Taxes Receivable and Deferred Taxes	1,896	1,647
Other Assets	7,377	8,221
Equity in Net Assets of Subsidiaries	928,032	902,631

Total Assets	$1,019,506	$1,027,738

Liabilities
Taxes Payable	$6,236	$6,990
Other Liabilities	10,603	9,615

Total Liabilities	16,839	16,605
Shareholders' Equity	1,002,667	1,011,133

Total Liabilities and Shareholders' Equity	$1,019,506	$1,027,738

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009

Operating Activities
Net Income	$160,043	$183,942	$144,033
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	(352)	(2,501)	374
Equity in Undistributed Income of Subsidiaries	(11,552)	(74,318)	(21,412)
Net Change in Other Assets and Other Liabilities	1,709	4,390	(700)

Net Cash Provided by Operating Activities	149,848	111,513	122,295

Financing Activities
Repayments of Long-Term Debt	-	-	(25,000)
Tax Benefits from Share-Based Compensation	889	2,983	278
Proceeds from Issuance of Common Stock	12,660	16,417	9,664
Repurchase of Common Stock	(111,544)	(24,981)	(1,337)
Cash Dividends Paid	(84,891)	(86,823)	(86,236)

Net Cash Used in Financing Activities	(182,886)	(92,404)	(102,631)

Net Change in Cash and Cash Equivalents	(33,038)	19,109	19,664
Cash and Cash Equivalents at Beginning of Period	101,110	82,001	62,337

Cash and Cash Equivalents at End of Period	$68,072	$101,110	$82,001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of Hawaii Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 28, 2012

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

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Condition – December 31, 2011 and 2010

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009

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
10.10	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Stock Option Agreement (incorporated by reference from Exhibit 10.14 to the 2005 10-K).*
10.11	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Service-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.15 to the 2005 10-K).*
10.12	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan — Form of Performance-Based Restricted Share Agreement (incorporated by reference from Exhibit 10.16 to the 2005 10-K).*

Exhibit Number
10.13	Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan (incorporated by reference from Exhibit 10.13 to the Bank of Hawaii Corporation's Annual Report on Form 10-K, as filed on February 25, 2008 (the "2007 10-K")).*
10.14	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.15
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 28, 2008).*
10.16	Grant to Peter S. Ho (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 22, 2008).*
10.17
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
10.19
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan –Restricted Stock Grant Agreement – Ho - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on April 28, 2010).*
10.20
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Restricted Stock Grant Agreement – Lucien, Rossi & Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on April 28, 2010).*
10.21	Agreement with Kent T. Lucien (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 6, 2010).*
10.22
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 26, 2010).*
10.23
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of 2011 Restricted Stock Grant Agreement – Ho, Rossi & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 20, 2010).*
10.24
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of 2011 Restricted Stock Grant Agreement – Lucien (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 20, 2010).*
10.25
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Share Appreciation Program (incorporated by reference from Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on March 29, 2011).*
10.26
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program (incorporated by reference from Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on November 22, 2011).*
10.27	Amendment to Agreement with Kent T. Lucien (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*
10.28
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*
10.29
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*

Exhibit Number
10.30	Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation's Current Report on From 8-K, as filed on January 23, 2012).*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

*
Management contract or compensatory plan or arrangement.
(b)
Response to this item is the same as Item 15(a).

(c)
Response to this item is the same as Item 15(a).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2012	Bank of Hawaii Corporation
	By:	/s/ Peter S. Ho Peter S. Ho Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2012

/s/ Peter S. Ho Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	/s/ S. Haunani Apoliona S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman Mary G. F. Bitterman, Director	/s/ Mark A. Burak Mark A. Burak, Director
/s/ Michael J. Chun Michael J. Chun, Director	/s/ Clinton R. Churchill Clinton R. Churchill, Director
/s/ David A. Heenan David A. Heenan, Director	/s/ Robert Huret Robert Huret, Director
/s/ Kent T. Lucien Kent T. Lucien, Director and Chief Financial Officer	/s/ Martin A. Stein Martin A. Stein, Director
/s/ Donald M. Takaki Donald M. Takaki, Director	/s/ Barbara J. Tanabe Barbara J. Tanabe, Director
/s/ Robert W. Wo Robert W. Wo Director	/s/ Derek J. Norris Derek J. Norris Principal Accounting Officer