Form 10-Q
period 2012-03-31
BANK OF HAWAII CORP
filed 2012-04-23
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

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

Yes ☐  No ☒

As of April 16, 2012, there were 45,523,728 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2012	2011
Interest Income
Interest and Fees on Loans and Leases	$64,691	$66,593
Income on Investment Securities
Available-for-Sale	17,713	37,669
Held-to-Maturity	26,413	7,633
Deposits	2	(2)
Funds Sold	129	251
Other	280	279
Total Interest Income	109,228	112,423
Interest Expense
Deposits	3,473	5,232
Securities Sold Under Agreements to Repurchase	7,304	7,041
Funds Purchased	5	6
Long-Term Debt	498	447
Total Interest Expense	11,280	12,726
Net Interest Income	97,948	99,697
Provision for Credit Losses	351	4,691
Net Interest Income After Provision for Credit Losses	97,597	95,006
Noninterest Income
Trust and Asset Management	10,918	11,806
Mortgage Banking	5,050	3,122
Service Charges on Deposit Accounts	9,591	9,932
Fees, Exchange, and Other Service Charges	12,399	14,945
Investment Securities Gains (Losses), Net	(90)	6,084
Insurance	2,278	2,771
Other	7,936	5,262
Total Noninterest Income	48,082	53,922
Noninterest Expense
Salaries and Benefits	47,024	46,782
Net Occupancy	10,516	10,327
Net Equipment	5,826	4,698
Professional Fees	2,132	2,158
FDIC Insurance	2,071	3,244
Other	17,638	18,873
Total Noninterest Expense	85,207	86,082
Income Before Provision for Income Taxes	60,472	62,846
Provision for Income Taxes	16,662	20,486
Net Income	$43,810	$42,360
Basic Earnings Per Share	$0.96	$0.89
Diluted Earnings Per Share	$0.95	$0.88
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	45,709,936	47,851,612
Diluted Weighted Average Shares	45,875,238	48,074,656

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Net Income	$43,810	$42,360
Other Comprehensive Loss, Net of Tax:
Net Unrealized Losses on Investment Securities	(6,454)	(19,500)
Defined Benefit Plans	153	471
Other Comprehensive Loss	(6,301)	(19,029)
Comprehensive Income	$37,509	$23,331

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)
	March 31,	December 31,
(dollars in thousands)	2012	2011
Assets
Interest-Bearing Deposits	$3,333	$3,036
Funds Sold	213,458	512,384
Investment Securities
Available-for-Sale	3,469,260	3,451,885
Held-to-Maturity (Fair Value of $3,877,269 and $3,754,206)	3,779,272	3,657,796
Loans Held for Sale	10,655	18,957
Loans and Leases	5,598,932	5,538,304
Allowance for Loan and Lease Losses	(135,606)	(138,606)
Net Loans and Leases	5,463,326	5,399,698
Total Earning Assets	12,939,304	13,043,756
Cash and Noninterest-Bearing Deposits	154,100	154,489
Premises and Equipment	106,543	103,550
Customers’ Acceptances	117	476
Accrued Interest Receivable	48,032	43,510
Foreclosed Real Estate	3,530	3,042
Mortgage Servicing Rights	23,915	24,279
Goodwill	31,517	31,517
Other Assets	452,351	441,772
Total Assets	$13,759,409	$13,846,391

Liabilities
Deposits
Noninterest-Bearing Demand	$2,964,372	$2,850,923
Interest-Bearing Demand	1,964,487	2,005,983
Savings	4,440,674	4,398,638
Time	1,251,637	1,337,079
Total Deposits	10,621,170	10,592,623
Funds Purchased	11,024	10,791
Securities Sold Under Agreements to Repurchase	1,825,646	1,925,998
Long-Term Debt	30,687	30,696
Banker’s Acceptances	117	476
Retirement Benefits Payable	41,862	46,949
Accrued Interest Payable	6,318	5,330
Taxes Payable and Deferred Taxes	104,259	95,840
Other Liabilities	122,429	135,021
Total Liabilities	12,763,512	12,843,724
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2012 - 57,290,145 / 45,605,881 and December 31, 2011 - 57,134,470 / 45,947,116)	571	571
Capital Surplus	509,860	507,558
Accumulated Other Comprehensive Income	28,962	35,263
Retained Earnings	1,024,736	1,003,938
Treasury Stock, at Cost (Shares: March 31, 2012 - 11,684,264 and December 31, 2011 - 11,187,354)	(568,232)	(544,663)
Total Shareholders’ Equity	995,897	1,002,667
Total Liabilities and Shareholders’ Equity	$13,759,409	$13,846,391

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
				Accum.
				Other
	Common			Compre-
	Shares	Common	Capital	hensive	Retained	Treasury
(dollars in thousands)	Outstanding	Stock	Surplus	Income	Earnings	Stock	Total
Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$ (544,663)	$1,002,667
Net Income	-	-	-	-	43,810	-	43,810
Other Comprehensive Loss	-	-	-	(6,301)	-	-	(6,301)
Share-Based Compensation	-	-	1,831	-	-	-	1,831
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	326,174	-	471	-	(2,317)	7,735	5,889
Common Stock Repurchased	(667,409)	-	-	-	-	(31,304)	(31,304)
Cash Dividends Paid ($0.45 per share)	-	-	-	-	(20,695)	-	(20,695)
Balance as of March 31, 2012	45,605,881	$571	$509,860	$28,962	$1,024,736	$ (568,232)	$995,897

Balance as of December 31, 2010	48,097,672	$570	$500,888	$26,965	$932,629	$ (449,919)	$1,011,133
Net Income	-	-	-	-	42,360	-	42,360
Other Comprehensive Loss	-	-	-	(19,029)	-	-	(19,029)
Share-Based Compensation	-	-	744	-	-	-	744
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	130,609	-	397	-	(1,588)	5,721	4,530
Common Stock Repurchased	(467,403)	-	-	-	-	(21,929)	(21,929)
Cash Dividends Paid ($0.45 per share)	-	-	-	-	(21,584)	-	(21,584)
Balance as of March 31, 2011	47,760,878	$570	$502,029	$7,936	$951,817	$ (466,127)	$996,225

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Operating Activities
Net Income	$43,810	$42,360
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	351	4,691
Depreciation and Amortization	3,503	3,438
Amortization of Deferred Loan and Lease Fees	(757)	(721)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	13,474	13,183
Share-Based Compensation	1,831	744
Benefit Plan Contributions	(5,246)	(358)
Deferred Income Taxes	(7,300)	591
Net Gains on Sales of Leases	(2,743)	(122)
Net Losses (Gains) on Investment Securities	90	(6,084)
Proceeds from Sales of Loans Held for Sale	98,734	159,507
Originations of Loans Held for Sale	(90,432)	(150,554)
Tax Benefits from Share-Based Compensation	(559)	(485)
Net Change in Other Assets and Other Liabilities	(5,082)	215
Net Cash Provided by Operating Activities	49,674	66,405

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	251,471	310,045
Proceeds from Sales	34,831	682,283
Purchases	(317,058)	(761,659)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	211,085	37,566
Purchases	(343,443)	(118,185)
Net Change in Loans and Leases	(61,502)	(3,399)
Premises and Equipment, Net	(6,496)	(1,997)
Net Cash Provided by (Used in) Investing Activities	(231,112)	144,654

Financing Activities
Net Change in Deposits	28,547	23,396
Net Change in Short-Term Borrowings	(100,119)	(155,301)
Tax Benefits from Share-Based Compensation	559	485
Proceeds from Issuance of Common Stock	5,432	4,168
Repurchase of Common Stock	(31,304)	(21,929)
Cash Dividends Paid	(20,695)	(21,584)
Net Cash Used in Financing Activities	(117,580)	(170,765)

Net Change in Cash and Cash Equivalents	(299,018)	40,294
Cash and Cash Equivalents at Beginning of Period	669,909	607,547
Cash and Cash Equivalents at End of Period	$370,891	$647,841
Supplemental Information
Cash Paid for Interest	$10,292	$11,128
Cash Paid for Income Taxes	2,410	3,365
Non-Cash Investing Activities:
Transfer from Investment Securities Available-for-Sale to Investment Securities Held-to-Maturity	-	2,220,814
Transfer from Loans to Foreclosed Real Estate	1,023	866
Transfers from Loans to Loans Held for Sale	-	7,547

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the interim period disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Securities Sold Under Agreements to Repurchase

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The provisions of ASU No. 2011-03 modify the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The Company adopted the provisions of ASU No. 2011-03 prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012.  As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s Consolidated Financial Statements.  See Note 12 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,210,740	$10,538	$(243)	$1,221,035
Debt Securities Issued by States and Political Subdivisions	641,997	15,827	(7,237)	650,587
Debt Securities Issued by Corporations	92,801	1,407	(460)	93,748
Mortgage-Backed Securities Issued by
Government Agencies	1,414,953	36,854	(919)	1,450,888
U.S. Government-Sponsored Enterprises	50,407	2,595	-	53,002
Total Mortgage-Backed Securities	1,465,360	39,449	(919)	1,503,890
Total	$3,410,898	$67,221	$(8,859)	$3,469,260
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,466	$5,716	$-	$185,182
Mortgage-Backed Securities Issued by
Government Agencies	3,556,227	91,107	(1,426)	3,645,908
U.S. Government-Sponsored Enterprises	43,579	2,600	-	46,179
Total Mortgage-Backed Securities	3,599,806	93,707	(1,426)	3,692,087
Total	$3,779,272	$99,423	$(1,426)	$3,877,269

December 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,220,282	$11,204	$(468)	$1,231,018
Debt Securities Issued by States and Political Subdivisions	391,276	15,783	-	407,059
Debt Securities Issued by Corporations	97,917	607	(2,137)	96,387
Mortgage-Backed Securities Issued by
Government Agencies	1,618,913	38,066	(1,107)	1,655,872
U.S. Government-Sponsored Enterprises	58,548	3,001	-	61,549
Total Mortgage-Backed Securities	1,677,461	41,067	(1,107)	1,717,421
Total	$3,386,936	$68,661	$(3,712)	$3,451,885
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,474	$6,704	$-	$186,178
Mortgage-Backed Securities Issued by
Government Agencies	3,429,038	89,801	(2,918)	3,515,921
U.S. Government-Sponsored Enterprises	49,284	2,823	-	52,107
Total Mortgage-Backed Securities	3,478,322	92,624	(2,918)	3,568,028
Total	$3,657,796	$99,328	$(2,918)	$3,754,206

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2012.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$467,965	$469,450
Due After One Year Through Five Years	456,697	464,277
Due After Five Years Through Ten Years	277,377	282,148
Due After Ten Years	743,499	749,495
	1,945,538	1,965,370
Mortgage-Backed Securities Issued by
Government Agencies	1,414,953	1,450,888
U.S. Government-Sponsored Enterprises	50,407	53,002
Total Mortgage-Backed Securities	1,465,360	1,503,890
Total	$3,410,898	$3,469,260

Held-to-Maturity:
Due After One Year Through Five Years	$179,466	$185,182
Mortgage-Backed Securities Issued by
Government Agencies	3,556,227	3,645,908
U.S. Government-Sponsored Enterprises	43,579	46,179
Total Mortgage-Backed Securities	3,599,806	3,692,087
Total	$3,779,272	$3,877,269

Investment securities with carrying values of $3.4 billion and $3.6 billion as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of March 31, 2012 and December 31, 2011, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

Gross gains on the sales of investment securities were $0.2 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively.  Gross losses on the sales of investment securities were $0.3 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2012
Debt Securities Issued by the U.S. Treasury and Government Agencies	$85,549	$(239)	$848	$(4)	$86,397	$(243)
Debt Securities Issued by States and Political Subdivisions	248,545	(7,237)	-	-	248,545	(7,237)
Debt Securities Issued by Corporations	19,540	(460)	-	-	19,540	(460)
Mortgage-Backed Securities Issued by Government Agencies	510,368	(2,185)	14,580	(160)	524,948	(2,345)
Total	$864,002	$(10,121)	$15,428	$(164)	$879,430	$(10,285)

December 31, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$127,644	$(464)	$920	$(4)	$128,564	$(468)
Debt Securities Issued by Corporations	38,059	(2,137)	-	-	38,059	(2,137)
Mortgage-Backed Securities Issued by Government Agencies	727,726	(3,751)	34,824	(274)	762,550	(4,025)
Total	$893,429	$(6,352)	$35,744	$(278)	$929,173	$(6,630)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2012, which was comprised of 71 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2012 and December 31, 2011, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

As of March 31, 2012, the carrying value of the Company’s Federal Home Loan Bank stock and Federal Reserve Bank stock was $61.3 million and $18.7 million, respectively.  These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities.  These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$788,718	$817,170
Commercial Mortgage	948,196	938,250
Construction	110,184	98,669
Lease Financing	285,860	311,928
Total Commercial	2,132,958	2,166,017
Consumer
Residential Mortgage	2,319,485	2,215,892
Home Equity	773,643	780,691
Automobile	193,851	192,506
Other [1]	178,995	183,198
Total Consumer	3,465,974	3,372,287
Total Loans and Leases	$5,598,932	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Net losses related to the sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2012 and 2011.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2012 and 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(1,761)	(5,998)	(7,759)
Recoveries on Loans and Leases Previously Charged-Off	2,029	2,379	4,408
Net Loans and Leases Charged-Off	268	(3,619)	(3,351)
Provision for Credit Losses	(2,656)	3,007	351
Balance at End of Period	$78,174	$57,432	$135,606
As of March 31, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$83	$4,100	$4,183
Collectively Evaluated for Impairment	78,091	53,332	131,423
Total	$78,174	$57,432	$135,606
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,989	$29,987	$43,976
Collectively Evaluated for Impairment	2,118,969	3,435,987	5,554,956
Total	$2,132,958	$3,465,974	$5,598,932

Three Months Ended March 31, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(1,657)	(5,703)	(7,360)
Recoveries on Loans and Leases Previously Charged-Off	622	2,047	2,669
Net Loans and Leases Charged-Off	(1,035)	(3,656)	(4,691)
Provision for Credit Losses	7,591	(2,900)	4,691
Balance at End of Period	$87,533	$59,825	$147,358
As of March 31, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$-	$3,837	$3,837
Collectively Evaluated for Impairment	87,533	55,988	143,521
Total	$87,533	$59,825	$147,358
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$4,668	$22,842	$27,510
Collectively Evaluated for Impairment	2,062,466	3,236,953	5,299,419
Total	$2,067,134	$3,259,795	$5,326,929

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2012 and December 31, 2011.

March 31, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$ 734,022	$ 869,387	$ 88,911	$ 256,521	$ 1,948,841
Special Mention	33,382	43,580	7,029	25,594	109,585
Classified	21,314	35,229	14,244	3,745	74,532
Total	$ 788,718	$ 948,196	$ 110,184	$ 285,860	$ 2,132,958

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$ 2,287,599	$ 768,745	$ 193,728	$ 178,139	$ 3,428,211
Classified	31,886	4,898	123	856	37,763
Total	$ 2,319,485	$ 773,643	$ 193,851	$ 178,995	$ 3,465,974
Total Recorded Investment in Loans and Leases					$ 5,598,932

December 31, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$ 765,339	$ 859,891	$ 83,722	$ 282,081	$ 1,991,033
Special Mention	30,316	43,805	370	26,257	100,748
Classified	21,515	34,554	14,577	3,590	74,236
Total	$ 817,170	$ 938,250	$ 98,669	$ 311,928	$ 2,166,017

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$ 2,186,063	$ 776,473	$ 192,336	$ 182,431	$ 3,337,303
Classified	29,829	4,218	170	767	34,984
Total	$ 2,215,892	$ 780,691	$ 192,506	$ 183,198	$ 3,372,287
Total Recorded Investment in Loans and Leases					$ 5,538,304

1 Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2012
Commercial
Commercial and Industrial	$1,069	$1,192	$2	$5,852	$8,115	$780,603	$788,718	$5,277
Commercial Mortgage	499	-	-	2,113	2,612	945,584	948,196	932
Construction	1,897	-	-	1,482	3,379	106,805	110,184	1,482
Lease Financing	-	-	-	4	4	285,856	285,860	4
Total Commercial	3,465	1,192	2	9,451	14,110	2,118,848	2,132,958	7,695
Consumer
Residential Mortgage	8,414	6,843	6,590	26,356	48,203	2,271,282	2,319,485	2,269
Home Equity	3,815	2,293	2,829	2,069	11,006	762,637	773,643	250
Automobile	2,675	236	124	-	3,035	190,816	193,851	-
Other [1]	1,540	999	543	-	3,082	175,913	178,995	-
Total Consumer	16,444	10,371	10,086	28,425	65,326	3,400,648	3,465,974	2,519
Total	$19,909	$11,563	$10,088	$37,876	$79,436	$5,519,496	$5,598,932	$10,214

As of December 31, 2011
Commercial
Commercial and Industrial	$2,959	$743	$1	$6,243	$9,946	$807,224	$817,170	$5,661
Commercial Mortgage	678	-	-	2,140	2,818	935,432	938,250	959
Construction	-	-	-	2,080	2,080	96,589	98,669	-
Lease Financing	-	-	-	5	5	311,923	311,928	5
Total Commercial	3,637	743	1	10,468	14,849	2,151,168	2,166,017	6,625
Consumer
Residential Mortgage	8,878	9,258	6,422	25,256	49,814	2,166,078	2,215,892	1,856
Home Equity	5,310	2,694	2,194	2,024	12,222	768,469	780,691	97
Automobile	4,095	839	170	-	5,104	187,402	192,506	-
Other [1]	1,679	1,528	435	-	3,642	179,556	183,198	-
Total Consumer	19,962	14,319	9,221	27,280	70,782	3,301,505	3,372,287	1,953
Total	$23,599	$15,062	$9,222	$37,748	$85,631	$5,452,673	$5,538,304	$8,578

1 Comprised of other revolving credit, installment, and lease financing.

2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,153	$16,503	$-
Commercial Mortgage	2,113	2,613	-
Construction	1,482	1,812	-
Total Commercial	12,748	20,928	-
Total Impaired Loans with No Related Allowance Recorded	$12,748	$20,928	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$949	$949	$64
Commercial Mortgage	292	292	19
Total Commercial	1,241	1,241	83
Consumer
Residential Mortgage	23,596	28,689	4,004
Automobile	5,876	5,876	59
Other [1]	515	515	37
Total Consumer	29,987	35,080	4,100
Total Impaired Loans with an Allowance Recorded	$31,228	$36,321	$4,183

Impaired Loans:
Commercial	$13,989	$22,169	$83
Consumer	29,987	35,080	4,100
Total Impaired Loans	$43,976	$57,249	$4,183

December 31, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,176	$13,526	$-
Commercial Mortgage	2,140	2,640	-
Total Commercial	8,316	16,166	-
Total Impaired Loans with No Related Allowance Recorded	$8,316	$16,166	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,447	$4,447	$846
Commercial Mortgage	292	292	19
Construction	2,080	2,080	330
Total Commercial	6,819	6,819	1,195
Consumer
Residential Mortgage	25,726	30,606	4,138
Home Equity	21	21	1
Automobile	6,190	6,190	75
Other [1]	528	528	42
Total Consumer	32,465	37,345	4,256
Total Impaired Loans with an Allowance Recorded	$39,284	$44,164	$5,451

Impaired Loans:
Commercial	$15,135	$22,985	$1,195
Consumer	32,465	37,345	4,256
Total Impaired Loans	$47,600	$60,330	$5,451

1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,665	$-	$1,311	$-
Commercial Mortgage	2,127	-	3,350	-
Construction	741	-	144	-
Total Commercial	10,533	-	4,805	-
Total Impaired Loans with No Related Allowance Recorded	$10,533	$-	$4,805	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,698	$33	$4,717	$68
Commercial Mortgage	292	4	391	4
Construction	1,040	-	144	-
Total Commercial	4,030	37	5,252	72
Consumer
Residential Mortgage	24,661	80	21,950	79
Home Equity	11	-	21	-
Automobile	6,033	154	5,845	143
Other [1]	522	7	425	6
Total Consumer	31,227	241	28,241	228
Total Impaired Loans with an Allowance Recorded	$35,257	$278	$33,493	$300

Impaired Loans:
Commercial	$14,563	$37	$10,057	$72
Consumer	31,227	241	28,241	228
Total Impaired Loans	$45,790	$278	$38,298	$300

1  Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2012 and 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $36.1 million and $38.8 million as of March 31, 2012 and December 31, 2011, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of March 31, 2012.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2012.

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2012
		Recorded	Increase in
Troubled Debt Restructurings [1]	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)	(as of period end)
Consumer
Automobile	41	$ 453	$ 5
Total Consumer	41	453	5
Total	41	$ 453	$ 5

1  The period end balances reflect all pay downs and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

The following presents by class, loans modified in a TDR that defaulted during the three months ended March 31, 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2012
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end) [1]
Consumer
Residential Mortgage	2	$ 702
Automobile	2	13
Total Consumer	4	715
Total	4	$ 715

1  The period end balances reflect all pay downs and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

Of the two residential mortgage loans modified in a TDR that subsequently defaulted, one was modified by temporarily lowering monthly payments and applying all payments during this time to principal.  The other residential mortgage loan in default pertained to a land loan which was modified from an interest only loan to an amortizing loan, while granting a brief extension on the balloon payment.  The automobile loans modified in a TDR that subsequently defaulted were primarily modified by lowering monthly payments by extending the term.  There were no other loans modified as a TDR that defaulted during the three months ended March 31, 2012, and within twelve months of their modification date.

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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion and $3.2 billion as of March 31, 2012 and December 31, 2011, respectively.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.1 million for the three months ended March 31, 2012 and 2011.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Balance at Beginning of Period	$7,131	$10,226
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(313)	66
Due to Payoffs	(395)	(600)
Total Changes in Fair Value of Mortgage Servicing Rights	(708)	(534)
Balance at End of Period	$6,423	$9,692

[1] Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Balance at Beginning of Period	$17,148	$15,153
Servicing Rights that Resulted From Asset Transfers	1,008	1,488
Amortization	(664)	(414)
Balance at End of Period	$17,492	$16,227

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$17,159	$20,340
End of Period	$20,406	$22,661

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Weighted-Average Constant Prepayment Rate [1]	13.22%	15.56%
Weighted-Average Life (in years)	5.88	5.03
Weighted-Average Note Rate	4.82%	4.87%
Weighted-Average Discount Rate [2]	6.25%	6.31%

[1] Represents annualized loan repayment rate assumption.
[2] Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2012 and December 31, 2011 is presented in the following table.

	March 31,	December 31,
(dollars in thousands)	2012	2011
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(345)	$(295)
Decrease in fair value from 50 bps adverse change	(681)	(582)
Discount Rate
Decrease in fair value from 25 bps adverse change	(395)	(331)
Decrease in fair value from 50 bps adverse change	(778)	(652)

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

As of March 31, 2012, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	746,101
31 to 90 Days	151,703
Over 90 Days	927,842
Total	$1,825,646

Note 6.  Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the three months ended March 31, 2012 and 2011.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2012
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(6,586)	$(2,590)	$(3,996)
Less: Reclassification Adjustment for Gains Realized in Net Income	(4,024)	(1,566)	(2,458)
Net Unrealized Losses on Investment Securities	(10,610)	(4,156)	(6,454)
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	251	98	153
Defined Benefit Plans, Net	251	98	153
Other Comprehensive Loss	$(10,359)	$(4,058)	$(6,301)

Three Months Ended March 31, 2011
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(25,471)	$(10,033)	$(15,438)
Less: Reclassification Adjustment for Gains Realized in Net Income	(6,701)	(2,639)	(4,062)
Net Unrealized Losses on Investment Securities	(32,172)	(12,672)	(19,500)
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	777	306	471
Defined Benefit Plans, Net	777	306	471
Other Comprehensive Loss	$(31,395)	$(12,366)	$(19,029)

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Denominator for Basic Earnings Per Share	45,709,936	47,851,612
Dilutive Effect of Stock Options	140,773	193,226
Dilutive Effect of Restricted Stock	24,529	29,818
Denominator for Diluted Earnings Per Share	45,875,238	48,074,656

Antidilutive Stock Options and Restricted Stock Outstanding	561,982	230,453

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products.  Products and services from Retail Banking are delivered to customers through 70 Hawaii branch locations, 498 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Treasury and Other

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign currency exchange business.  This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, government deposits, and short and long-term borrowings.  The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, and foreign exchange income related to customer-driven currency requests from merchants and island visitors.  The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the three months ended March 31, 2012 and 2011 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended March 31, 2012
Net Interest Income	$39,970	$31,442	$3,546	$22,990	$97,948
Provision for Credit Losses	4,030	(668)	(12)	(2,999)	351
Net Interest Income After Provision for Credit Losses	35,940	32,110	3,558	25,989	97,597
Noninterest Income	19,136	11,577	14,074	3,295	48,082
Noninterest Expense	(44,507)	(23,530)	(15,131)	(2,039)	(85,207)
Income Before Provision for Income Taxes	10,569	20,157	2,501	27,245	60,472
Provision for Income Taxes	(3,910)	(3,017)	(926)	(8,809)	(16,662)
Net Income	$6,659	$17,140	$1,575	$18,436	$43,810
Total Assets as of March 31, 2012	$3,198,548	$2,294,278	$252,915	$8,013,668	$13,759,409

Three Months Ended March 31, 2011
Net Interest Income	$44,424	$35,004	$3,863	$16,406	$99,697
Provision for Credit Losses	5,043	(188)	(140)	(24)	4,691
Net Interest Income After Provision for Credit Losses	39,381	35,192	4,003	16,430	95,006
Noninterest Income	20,120	9,058	15,051	9,693	53,922
Noninterest Expense	(43,818)	(24,503)	(15,403)	(2,358)	(86,082)
Income Before Provision for Income Taxes	15,683	19,747	3,651	23,765	62,846
Provision for Income Taxes	(5,803)	(6,802)	(1,351)	(6,530)	(20,486)
Net Income	$9,880	$12,945	$2,300	$17,235	$42,360
Total Assets as of March 31, 2011	$3,046,673	$2,264,528	$234,847	$7,416,256	$12,962,304

Note 9.  Pension Plans and Postretirement Benefit Plan

Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2012 and 2011.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011
Three Months Ended March 31,
Service Cost	$-	$-	$145	$123
Interest Cost	1,263	1,305	320	359
Expected Return on Plan Assets	(1,568)	(1,612)	-	-
Amortization of:
Prior Service Credit	-	-	(81)	(53)
Net Actuarial Losses	332	830	-	-
Net Periodic Benefit Cost	$27	$523	$384	$429

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2012, the Company contributed $5.1 million to the pension plans and $0.1 million to the postretirement benefit plan.  The Company expects to contribute $5.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2012.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$2,312	$-	$2,344	$10
Forward Commitments	189	69	8	946
Interest Rate Swap Agreements	33,229	33,489	35,503	35,779
Foreign Exchange Contracts	116	91	230	97
Total	$35,846	$33,649	$38,085	$36,832

[1] Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains recognized in the statements of income for the three months ended March 31, 2012 and 2011:

	Location of Net Gains	Three Months Ended
Derivative Financial Instruments Not Designated	Recognized in the	March 31,
as Hedging Instruments (dollars in thousands)	Statements of Income	2012	2011
Interest Rate Lock Commitments	Mortgage Banking	$3,704	$1,480
Forward Commitments	Mortgage Banking	266	236
Interest Rate Swap Agreements	Other Noninterest Income	16	28
Foreign Exchange Contracts	Other Noninterest Income	867	897
Total		$4,853	$2,641

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

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of March 31, 2012 and December 31, 2011, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters IRLCs for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance.  Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  To mitigate this risk, the Company utilizes forward commitments as economic hedges against the potential decreases in the values of the loans held for sale.  The IRLCs and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s consolidated statements of income.  Changes in the fair value of IRLCs and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation.  Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $33.5 million and $35.8 million as of March 31, 2012 and December 31, 2011, respectively.  The collateral posted by the Company for these net liability positions was $3.2 million and $3.6 million as of March 31, 2012 and December 31, 2011, respectively.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of March 31, 2012, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Credit Commitments

The Company’s credit commitments as of March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Unfunded Commitments to Extend Credit	$1,946,032	$1,975,327
Standby Letters of Credit	66,219	74,082
Commercial Letters of Credit	12,895	18,486
Total Credit Commitments	$2,025,146	$2,067,895

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury.  As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements.  Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2012 and December 31, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company included into its fair value calculation a credit factor adjustment which was based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2012
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$784,674	$436,361	$-	$1,221,035
Debt Securities Issued by States and Political Subdivisions	-	650,587	-	650,587
Debt Securities Issued by Corporations	-	93,748	-	93,748
Mortgage-Backed Securities Issued by Government Agencies	-	1,450,888	-	1,450,888
U.S. Government-Sponsored Enterprises	-	53,002	-	53,002
Total Mortgage-Backed Securities	-	1,503,890	-	1,503,890
Total Investment Securities Available-for-Sale	784,674	2,684,586	-	3,469,260
Loans Held for Sale	-	10,655	-	10,655
Mortgage Servicing Rights	-	-	6,423	6,423
Other Assets	12,350	-	-	12,350
Net Derivative Assets and Liabilities	-	145	2,052	2,197
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2012	$797,024	$2,695,386	$8,475	$3,500,885

December 31, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$822,508	$408,510	$-	$1,231,018
Debt Securities Issued by States and Political Subdivisions	-	407,059	-	407,059
Debt Securities Issued by Corporations	-	96,387	-	96,387
Mortgage-Backed Securities Issued by Government Agencies	-	1,655,872	-	1,655,872
U.S. Government-Sponsored Enterprises	-	61,549	-	61,549
Total Mortgage-Backed Securities	-	1,717,421	-	1,717,421
Total Investment Securities Available-for-Sale	822,508	2,629,377	-	3,451,885
Loans Held for Sale	-	18,957	-	18,957
Mortgage Servicing Rights	-	-	7,131	7,131
Other Assets	11,082	-	-	11,082
Net Derivative Assets and Liabilities	-	(805)	2,058	1,253
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011	$833,590	$2,647,529	$9,189	$3,490,308

For the three months ended March 31, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended March 31, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(708)	3,720	3,012
Transfers to Loans Held for Sale	-	(3,726)	(3,726)
Balance as of March 31, 2012	$6,423	$2,052	$8,475
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2012	$(313)	$2,052	$1,739

Three Months Ended March 31, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(534)	1,508	974
Transfers to Loans Held for Sale	-	(570)	(570)
Balance as of March 31, 2011	$9,692	$606	$10,298
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of March 31, 2011	$66	$606	$672

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

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
	Fair Value at			Unobservable
(dollars in thousands)	March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
Mortgage Servicing Rights	$26,829	Discounted Cash Flow	Weighted Average Constant Prepayment Rate [1]	13.22%
			Weighted Average Discount Rate [2]	6.25%
Net Derivative Assets and Liabilities
Interest Rate Lock Commitments	$2,312	Pricing Model	Weighted Average Closing Ratio	92.20%
Interest Rate Swap Agreements	$(260)	Discounted Cash Flow	Weighted Average Credit Factor	0.78%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions.

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company’s Treasury Division enters observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the Treasury Division performs a backtest by applying the model to historical prepayment data.  The fair value and constant prepayment rate are also compared to forward-looking estimates to assess reasonableness.  The Treasury Division also compares the fair value of the Company’s mortgage servicing rights to a value calculated by an independent third-party.  Discussions are held with members from the Treasury, Mortgage Banking, and Controllers Divisions, along with the independent third-party to discuss and reconcile the fair value estimates and key assumptions used by the respective parties in arriving at those estimates.  A subcommittee of the Company’s Asset/Liability Management Committee is responsible for providing oversight over the valuation methodology and key assumptions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company’s Secondary Marketing Department of the Mortgage Banking Division for reasonableness.

The unobservable input used in the fair value measurement of the Company’s interest rate swap agreements is the credit factor.  This factor represents the risk that a counterparty is either unable or unwilling to settle a transaction in accordance with the underlying contractual terms.  A significant increase (decrease) in the credit factor could result in a significantly lower (higher) fair value measurement.  The credit factor is determined by the Treasury Division based on the risk rating assigned to each counterparty in which the Company holds a net asset position.  The Company’s Credit Policy Committee periodically reviews and approves the Expected Default Frequency of the Economic Capital Model for Credit Risk.  The Expected Default Frequency is used as the credit factor for the interest rate swap agreements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of March 31, 2012 and 2011, there were no adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

Fair Value Option

The Company elected the fair value option for all residential mortgage loans held for sale originated on or after October 1, 2011.  This election allows for a more effective offset of the changes in fair values of the loans held for sale and the derivative financial instruments used to economically hedge them without having to apply complex hedge accounting requirements.  As noted above, the fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2012 and December 31, 2011.

Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
(dollars in thousands)	Fair Value	Unpaid Principal	Unpaid Principal
March 31, 2012
Loans Held for Sale	$ 10,655	$ 10,308	$ 347

December 31, 2011
Loans Held for Sale	$ 18,957	$ 18,088	$ 869

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2012, the Company recorded a net loss of $0.2 million as a result of the change in fair value of the Company’s residential mortgage loans held for sale.

Disclosures about Fair Value of Financial Instruments

The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

Investment Securities Held-to-Maturity

The fair value of the Company’s investment securities held-to-maturity was primarily measured using information from a third-party pricing service.  Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury as quoted prices were available, unadjusted, for identical securities in active markets.  If quoted prices were not available, fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time Deposits

The fair values of the Company’s time deposits were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.  The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Securities Sold Under Agreements to Repurchase

The fair value of the Company’s securities sold under agreements to repurchase was calculated using discounted cash flow analyses, applying discount rates currently offered for new agreements with similar remaining maturities and considering the Company’s non-performance risk.

Long-Term Debt

The fair value of the Company’s long-term debt was calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,779,272	$3,877,269	$185,182	$3,692,087	$-
Loans[1]	5,139,744	5,478,687	-	-	5,478,687

Financial Instruments - Liabilities
Time Deposits	1,251,637	1,261,177	-	1,261,177	-
Securities Sold Under Agreements to Repurchase	1,825,646	1,931,916	-	1,931,916	-
Long-Term Debt[2]	21,787	23,774	-	23,774	-

December 31, 2011
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,657,796	$3,754,206	$186,178	$3,568,028	$-
Loans[1]	5,098,681	5,373,777	-	-	5,373,777

Financial Instruments - Liabilities
Time Deposits	1,337,079	1,347,576	-	1,347,576	-
Securities Sold Under Agreements to Repurchase	1,925,998	2,031,057	-	2,031,057	-
Long-Term Debt[2]	21,787	24,076	-	24,076	-

1  Comprised of loans, net of unearned income and the Allowance related to loans.

2  Excludes capitalized lease obligations.

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) changes to the amount and timing of proposed common stock repurchases; and 15) natural disasters or adverse weather, public unrest, public health and other conditions that impact us and our customers’ operations.  For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”).  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

Hawaii Economy

Hawaii’s economy was stable with continued improvement in certain aspects, particularly in tourism, during the first two months of 2012.   For the first two months of 2012, total visitor arrivals increased by 6.7% and visitor spending increased by 11.4% compared to the same period in 2011.  The increase in visitor spending was primarily due to strong spending growth from visitors from Japan and Canada.  Hotel occupancy and revenue per available room also continued to improve.  Overall, state job growth has begun to stabilize as the statewide seasonally-adjusted unemployment rate was 6.4% in March 2012, compared to 8.2% nationally.  For the first three months of 2012, the volume of single-family home sales on Oahu was slightly lower than the same period in 2011, while the median price of single-family homes sold was higher compared to the same period in 2011.   Months of inventory continued to remain low at approximately 4 months as of March 31, 2012.

Earnings Summary

Net income for the first quarter of 2012 was $43.8 million, an increase of $1.5 million or 3% compared to the same period in 2011.  Diluted earnings per share were $0.95 for the first quarter of 2012, an increase of $0.07 or 8% compared to the same period in 2011.  Higher net income for the first quarter of 2012 was primarily due to the following:

•                  The provision for credit losses (the “Provision”) for the first quarter of 2012 was $0.4 million, a decrease of $4.3 million or 93% compared to the same period in 2011.  The lower Provision in the first quarter of 2012 was primarily due to improving credit trends and the underlying risk profile of the loan portfolio as economic conditions in Hawaii continued to stabilize.

•                  Mortgage banking income for the first quarter of 2012 was $5.1 million, an increase of $1.9 million or 62% compared to the same period in 2011.  Higher mortgage banking income in the first quarter of 2012 was primarily due to higher loan origination volume and favorable interest rate movements related to our derivative financial instruments.

•                  Other noninterest income for the first quarter of 2012 was $7.9 million, an increase of $2.7 million or 51% compared to the same period in 2011.  The increase in other noninterest income in the first quarter of 2012 was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million.  The transaction also resulted in a tax gain of $2.7 million in the first quarter of 2012.

The impact of these items was partially offset by lower net interest income, debit card income, and investment securities gains.  Net interest income was $97.9 million for the first quarter of 2012, a decrease of $1.7 million or 2% compared to the same period in 2011.  The decrease in net interest income was primarily due to lower yields on loans and investments, a result of the low interest rate environment and investing conservatively.  Debit card income was $3.5 million for the first quarter of 2012, a decrease of $3.0 million or 46% compared to the same period in 2011.  The decrease in debit card income was primarily due to changes in debit card interchange rules as a result of pricing restrictions imposed by the Durbin Amendment.  Net investment securities losses were nominal for the first quarter of 2012, compared with net investment securities gains of $6.1 million for the same period in 2011.

Our results for the first quarter of 2012 were influenced by a generally improving economy in Hawaii.  However, we remained cautious about the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  We also continued to monitor regulatory changes and the associated costs of compliance.  As a result of the uncertainties in the economic recovery, we sought to maintain adequate reserves for credit losses and high levels of liquidity and capital.  In particular:

•                  The allowance for loan and lease losses (the “Allowance”) was $135.6 million as of March 31, 2012, a decrease of $3.0 million or 2% from December 31, 2011.  The ratio of our Allowance to total loans and leases outstanding decreased to 2.42% as of March 31, 2012, compared to 2.50% as of December 31, 2011.  Absent significant deterioration in the economy and assuming continued improvement and/or stability in credit quality, we may decrease the level of the Allowance in future periods.

•                  Total deposits were $10.6 billion as of March 31, 2012, relatively unchanged from December 31, 2011.  Customers continue to remain cautious about investing and spending and our strong brand continues to play a key role in new account acquisitions.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of March 31, 2012, the total carrying value of our investment securities portfolio was $7.2 billion.  During the first quarter of 2012, we continued to increase our municipal bond holdings in an effort to partially offset extension risk associated with our mortgage-backed securities.

•                  Total shareholders’ equity was $995.9 million as of March 31, 2012, relatively unchanged from December 31, 2011.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first quarter of 2012, we repurchased 638,844 shares of common stock at a total cost of $30.0 million under our share repurchase program.  We also paid cash dividends of $20.7 million during the first quarter of 2012.

In 2012, we may see continued economic recovery and improving prospects for loan growth.  However, we remain cautious about the uncertainties of government regulation as well as increased pressure on fee-based revenues in future periods.  In particular, the full year impact of compliance with the Durbin Amendment in 2012 is expected to significantly reduce debit card income.  In 2012, we intend to continue to focus on controlling expenses and maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2012	2011
For the Period:
Operating Results
Net Interest Income	$97,948	$99,697
Provision for Credit Losses	351	4,691
Total Noninterest Income	48,082	53,922
Total Noninterest Expense	85,207	86,082
Net Income	43,810	42,360
Basic Earnings Per Share	0.96	0.89
Diluted Earnings Per Share	0.95	0.88
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.29%	1.32%
Return on Average Shareholders’ Equity	17.26	16.86
Efficiency Ratio [1]	58.35	56.04
Net Interest Margin [2]	3.06	3.24
Dividend Payout Ratio [3]	46.88	50.56
Average Shareholders’ Equity to Average Assets	7.46	7.86

Average Balances
Average Loans and Leases	$5,563,358	$5,311,781
Average Assets	13,681,229	12,965,633
Average Deposits	10,430,215	9,873,727
Average Shareholders’ Equity	1,020,668	1,018,788

Market Price Per Share of Common Stock
Closing	$48.35	$47.82
High	48.75	49.23
Low	44.08	44.32

	March 31,	December 31,
	2012	2011
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,598,932	$5,538,304
Total Assets	13,759,409	13,846,391
Total Deposits	10,621,170	10,592,623
Long-Term Debt	30,687	30,696
Total Shareholders’ Equity	995,897	1,002,667

Asset Quality
Allowance for Loan and Lease Losses	$135,606	$138,606
Non-Performing Assets	41,406	40,790

Financial Ratios
Allowance to Loans and Leases Outstanding	2.42%	2.50%
Tier 1 Capital Ratio	16.50	16.68
Total Capital Ratio	17.76	17.95
Tier 1 Leverage Ratio	6.57	6.73
Total Shareholders’ Equity to Total Assets	7.24	7.24
Tangible Common Equity to Tangible Assets [4]	7.02	7.03
Tangible Common Equity to Risk-Weighted Assets [4]	17.62	17.93

Non-Financial Data
Full-Time Equivalent Employees	2,318	2,370
Branches and Offices	81	81
ATMs	498	506

1  Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

2  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

3  Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

4  Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures.  See the “Use of  Non-GAAP Financial Measures” section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy relative to other financial institutions.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  Table 2 provides a reconciliation of these Non-GAAP financial measures with financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation		Table 2
	March 31,	December 31,
(dollars in thousands)	2012	2011
Total Shareholders’ Equity	$995,897	$1,002,667
Less: Goodwill	31,517	31,517
Intangible Assets	71	83
Tangible Common Equity	$964,309	$971,067

Total Assets	$13,759,409	$13,846,391
Less: Goodwill	31,517	31,517
Intangible Assets	71	83
Tangible Assets	$13,727,821	$13,814,791
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,473,661	$5,414,481

Total Shareholders’ Equity to Total Assets	7.24%	7.24%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.02%	7.03%

Tier 1 Capital Ratio	16.50%	16.68%
Tangible Common Equity to Risk Weighted Assets (Non-GAAP)	17.62%	17.93%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$3.2	$-	0.25%	$4.0	$-	(0.16)%
Funds Sold	262.4	0.1	0.19	457.2	0.3	0.22
Investment Securities
Available-for-Sale	3,451.6	19.7	2.28	5,646.9	38.0	2.70
Held-to-Maturity	3,737.3	26.4	2.83	901.0	7.6	3.39
Loans Held for Sale	12.0	0.1	4.22	8.5	0.1	5.65
Loans and Leases [1]
Commercial and Industrial	805.9	8.1	4.03	775.8	7.9	4.11
Commercial Mortgage	941.6	10.5	4.50	851.2	10.3	4.93
Construction	103.5	1.4	5.34	80.6	1.0	5.05
Commercial Lease Financing	294.3	1.7	2.33	333.6	2.3	2.75
Residential Mortgage	2,264.4	27.7	4.90	2,100.6	28.6	5.44
Home Equity	778.9	8.6	4.43	796.0	9.6	4.91
Automobile	193.1	3.0	6.20	203.1	3.6	7.14
Other [2]	181.6	3.7	8.08	170.9	3.2	7.53
Total Loans and Leases	5,563.3	64.7	4.66	5,311.8	66.5	5.04
Other	79.9	0.3	1.40	79.9	0.3	1.40
Total Earning Assets [3]	13,109.7	111.3	3.40	12,409.3	112.8	3.65
Cash and Noninterest-Bearing Deposits	137.2			134.5
Other Assets	434.3			421.8
Total Assets	$13,681.2			$12,965.6

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$1,867.1	0.1	0.02	$1,805.0	0.2	0.04
Savings	4,439.0	1.3	0.12	4,536.9	2.2	0.20
Time	1,260.2	2.1	0.66	1,045.9	2.8	1.10
Total Interest-Bearing Deposits	7,566.3	3.5	0.18	7,387.8	5.2	0.29
Short-Term Borrowings	15.7	-	0.12	17.1	-	0.13
Securities Sold Under Agreements to Repurchase	1,916.0	7.3	1.51	1,761.2	7.1	1.60
Long-Term Debt	30.7	0.5	6.49	32.7	0.4	5.48
Total Interest-Bearing Liabilities	9,528.7	11.3	0.47	9,198.8	12.7	0.56
Net Interest Income		$100.0			$100.1
Interest Rate Spread			2.93%			3.09%
Net Interest Margin			3.06%			3.24%
Noninterest-Bearing Demand Deposits	2,864.0			2,485.8
Other Liabilities	267.8			262.2
Shareholders’ Equity	1,020.7			1,018.8
Total Liabilities and Shareholders’ Equity	$13,681.2			$12,965.6

1   Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2   Comprised of other consumer revolving credit, installment, and consumer lease financing.

3   Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,070,000 and $383,000 for the three months ended March 31, 2012 and 2011, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2012
	Compared to March 31, 2011
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$(0.1)	$(0.2)
Investment Securities
Available-for-Sale	(13.1)	(5.2)	(18.3)
Held-to-Maturity	20.3	(1.5)	18.8
Loans and Leases
Commercial and Industrial	0.3	(0.1)	0.2
Commercial Mortgage	1.1	(0.9)	0.2
Construction	0.3	0.1	0.4
Commercial Lease Financing	(0.3)	(0.3)	(0.6)
Residential Mortgage	2.1	(3.0)	(0.9)
Home Equity	(0.1)	(0.9)	(1.0)
Automobile	(0.2)	(0.4)	(0.6)
Other [2]	0.2	0.3	0.5
Total Loans and Leases	3.4	(5.2)	(1.8)
Total Change in Interest Income	10.5	(12.0)	(1.5)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.1)	(0.1)
Savings	-	(0.9)	(0.9)
Time	0.5	(1.2)	(0.7)
Total Interest-Bearing Deposits	0.5	(2.2)	(1.7)
Securities Sold Under Agreements to Repurchase	0.6	(0.4)	0.2
Long-Term Debt	-	0.1	0.1
Total Change in Interest Expense	1.1	(2.5)	(1.4)

Change in Net Interest Income	$9.4	$(9.5)	$(0.1)

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

Net interest income, on a taxable-equivalent basis, remained relatively unchanged at $100.0 million in the first quarter of 2012 compared to the same period in 2011.  Our net interest margin decreased by 18 basis points in the first quarter of 2012 compared to the same period in 2011.

Yields on our earning assets decreased by 25 basis points in the first quarter of 2012 compared to the same period in 2011, reflective of higher levels of liquidity and lower yields on investment securities and loans.  Yields on our investment securities portfolio decreased by 23 basis points in the first quarter of 2012 compared to the same period in 2011.  Also contributing to the decline in yields on our earning assets in 2012 were lower yields in nearly every category of loans and leases.  Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our time deposits decreased by 44 basis points in the first quarter of 2012 compared to the same period in 2011.

Average balances of our earning assets increased by $700.4 million or 6% in the first quarter of 2012 compared to the same period in 2011, primarily due to a $641.0 million increase in average balances of our investment securities portfolio.  In 2011 and during the first quarter of 2012, we reduced our holdings in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”).  Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $487.8 million in the first quarter of 2012 compared to the same period in 2011.  We invested our excess liquidity into U. S. Treasury notes, municipal bonds, and securities issued by the Small Business Administration (the “SBA”) in an effort to manage extension risk related to our mortgage-backed securities.  Average balances of our investments in U.S. Treasury notes increased by $263.8 million, average balances of our municipal bond holdings increased by $426.6 million, and average balances of our SBA securities increased by $419.9 million in the first quarter of 2012 compared to the same period in 2011.  Also contributing to the increase in our average balances of earning assets was a $251.5 million increase in average loan and lease balances primarily due to a $163.8 million increase in the average balance of our residential mortgage loan portfolio primarily due to our decision to retain additional conforming saleable loans in our portfolio as well as a $90.4 million increase in the average balance of our commercial mortgage portfolio due to new business activity.

Average balances of our interest-bearing liabilities increased by $329.9 million or 4% in the first quarter of 2012 compared to the same period in 2011 primarily due to growth in our time deposits and securities sold under agreements to repurchase.  Average balances in our time deposits increased by $214.3 million primarily due to a $290.0 million increase in our public time deposits with balances of $100,000 or more.  Average balances in our securities sold under agreements to repurchase increased by $154.8 million in the first quarter of 2012 compared to the same period in 2011 primarily due to new placements to accommodate local government entities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $0.4 million in the first quarter of 2012 compared to a Provision of $4.7 million in the same period in 2011.  The lower Provision recorded in the first quarter of 2012 reflected improving credit trends and the underlying risk profile of the loan portfolio as economic conditions in Hawaii continued to further stabilize.  Net charge-offs were $3.4 million for the first quarter of 2012, a $1.3 million or 29% decrease compared to the same period in 2011.   Non-performing assets, however, were $41.4 million as of March 31, 2012, a $0.6 million or 2% increase from December 31, 2011.  For further discussion, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the Allowance.

Noninterest Income

Noninterest income decreased by $5.8 million or 11% in the first quarter of 2012 compared to the same period in 2011. Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $9.8 billion as of March 31, 2012, $9.3 billion as of December 31, 2011, and $10.3 billion as of March 31, 2011.  Trust and asset management income decreased by $0.9 million or 8% in the first quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to a $0.5 million decline in special service fees which were mainly the result of two large termination fees recorded in the first quarter of 2011.  In addition, tax service fees and mutual fund investment management fees were each lower by $0.2 million in the first quarter of 2012 compared to the same period in 2011.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income increased by $1.9 million or 62% in the first quarter of 2012 compared to the same period in 2011.  This increase was primarily due to a $2.3 million increase in net gains related to the fair value of mortgage-related derivative financial instruments, the result of higher loan origination volume and favorable interest rate movements.  Residential mortgage loan originations were $293.8 million in the first quarter of 2012, a $42.1 million or 17% increase compared to the same period in 2011.  Residential mortgage loan sales were $98.7 million in the first quarter of 2012, a $60.8 million or 38% decrease compared to the same period in 2011.  This decrease was primarily due to our decision to retain additional conforming saleable loans in our portfolio.

Service charges on deposit accounts decreased by $0.3 million or 3% in the first quarter of 2012 compared to the same period in 2011 primarily due to a decline in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges decreased by $2.5 million or 17% in the first quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to a $3.0 million decline in debit card income resulting mainly from the pricing restrictions imposed by the Durbin Amendment, which was effective October 1, 2011.

Sales of investment securities resulted in a net loss of $0.1 million in the first quarter of 2012 compared to a net gain of $6.1 million for the same period in 2011.  The amount and timing of our sales of investments securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk

Insurance income decreased by $0.5 million or 18% in the first quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to lower sales of our fixed annuity products, due largely to declining yields on those products.

Other noninterest income increased by $2.7 million or 51% in the first quarter of 2012 compared to the same period in 2011.  This increase was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million.  This increase was partially offset by a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease.

.

Noninterest Expense

Noninterest expense decreased by $0.9 million or 1% in the first quarter of 2012 compared to the same period in 2011.

Table 5 presents the components of salaries and benefits expense.

Salaries and Benefits		Table 5
	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Salaries	$ 28,687	$ 29,075
Incentive Compensation	4,054	3,466
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	1,685	675
Commission Expense	1,536	1,663
Retirement and Other Benefits	4,390	4,962
Payroll Taxes	3,818	4,039
Medical, Dental, and Life Insurance	2,437	2,223
Separation Expense	417	679
Total Salaries and Benefits	$ 47,024	$ 46,782

Salaries and benefits expense increased by $0.2 million or 1% in the first quarter of 2012 compared to the same period in 2011.  Share-based compensation increased by $1.0 million primarily due to amortization related to stock options granted during the period.  This increase was largely offset by decreases in retirement and salaries expense.

Net equipment expense increased by $1.1 million or 24% in the first quarter of 2012 compared to the same period in 2011.  This increase was primarily due to the purchase of technology equipment.

FDIC insurance expense decreased by $1.2 million or 36% in the first quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to lower rate assessments as a result of new rules finalized by the FDIC.  As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.”  The new rate schedule and other revisions to the assessment rules became effective April 1, 2011.

Other noninterest expense decreased by $1.2 million or 7% in the first quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to operating losses incurred during the first quarter of 2011.  Operating losses include losses as a result of fraud, items processing, theft, or bank error.

Provision for Income Taxes

Table 6 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 6
	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Provision for Income Taxes	$ 16,662	$ 20,486
Effective Tax Rates	27.55%	32.60%

The lower effective tax rate for the first quarter of 2012 compared to the same period in 2011 was primarily due to the sale of our equity interest in two leveraged leases, which resulted in a $2.7 million credit to the provision for income taxes in the first quarter of 2012.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $7.2 billion as of March 31, 2012, an increase of $138.9 million or 2% compared to December 31, 2011.

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

During the first quarter of 2012, we continued to reduce somewhat our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”).  We increased our holdings in municipal bonds in an effort to manage extension risk related to our mortgage-backed securities.  As of March 31, 2012, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011.  As of March 31, 2012, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of March 31, 2012, our remaining available-for-sale investment securities portfolio is comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $166.6 million as of March 31, 2012 and $168.0 million as of December 31, 2011.  Gross unrealized losses on our temporarily impaired investment securities were $10.3 million as of March 31, 2012 and $6.6 million as of December 31, 2011.  As of March 31, 2012, the gross unrealized losses were primarily attributable to changes in interest rates related to municipal bonds, relative to when the investment securities were purchased.

As of March 31, 2012, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 7
	March 31,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$788,718	$817,170
Commercial Mortgage	948,196	938,250
Construction	110,184	98,669
Lease Financing	285,860	311,928
Total Commercial	2,132,958	2,166,017
Consumer
Residential Mortgage	2,319,485	2,215,892
Home Equity	773,643	780,691
Automobile	193,851	192,506
Other [1]	178,995	183,198
Total Consumer	3,465,974	3,372,287
Total Loans and Leases	$5,598,932	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2012 increased by $60.6 million or 1% from December 31, 2011.

Commercial loans and leases as of March 31, 2012 decreased by $33.1 million or 2% from December 31, 2011.  Commercial and industrial loans decreased by $28.5 million or 3% from December 31, 2011 primarily due to several large payoffs during the first quarter of 2012.  Commercial mortgage loans increased by $9.9 million or 1% from December 31, 2011 and construction loans increased by $11.5 million or 12% from December 31, 2011 primarily due to new business activity in these portfolios.  While we have seen growth in the construction lending portfolio during the first quarter of 2012, demand for new development activity remains soft.  Lease financing decreased by $26.1 million or 8% from December 31, 2011 primarily due to a $16.6 million decrease in balances related to a lessee’s decision to exercise its early buy-out option on two cargo ship leveraged leases.  Also contributing to the decrease in lease financing balances was a $6.1 million decrease related to the sale and termination of an aircraft lease in the first quarter of 2012.

Consumer loans and leases as of March 31, 2012 increased by $93.7 million or 3% from December 31, 2011.  Residential mortgage loans increased by $103.6 million or 5% from December 31, 2011 primarily due to higher loan origination volume as well as our decision to retain additional conforming saleable loans in our portfolio.  Home equity loans decreased by $7.0 million or 1% from December 31, 2011 and other consumer loans decreased by $4.2 million or 2% from December 31, 2011 primarily due to continued pay downs and reduced line utilization.  As of March 31, 2012, automobile loan balances remained relatively unchanged from December 31, 2011.

Table 8 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 8
				Other
		U.S.		Pacific
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Islands	Foreign [2]	Total
March 31, 2012
Commercial
Commercial and Industrial	$685,047	$31,524	$67,123	$2,640	$2,384	$788,718
Commercial Mortgage	850,923	33,771	63,502	-	-	948,196
Construction	109,395	-	789	-	-	110,184
Lease Financing	31,297	210,579	20,198	-	23,786	285,860
Total Commercial	1,676,662	275,874	151,612	2,640	26,170	2,132,958
Consumer
Residential Mortgage	2,166,074	-	147,783	5,628	-	2,319,485
Home Equity	743,276	9,829	18,441	2,097	-	773,643
Automobile	139,068	7,445	44,730	2,608	-	193,851
Other [3]	132,335	-	19,347	27,309	4	178,995
Total Consumer	3,180,753	17,274	230,301	37,642	4	3,465,974
Total Loans and Leases	$4,857,415	$293,148	$381,913	$40,282	$26,174	$5,598,932

December 31, 2011
Commercial
Commercial and Industrial	$700,570	$42,296	$67,870	$3,325	$3,109	$817,170
Commercial Mortgage	849,551	23,965	64,711	3	20	938,250
Construction	98,669	-	-	-	-	98,669
Lease Financing	30,488	236,203	21,868	-	23,369	311,928
Total Commercial	1,679,278	302,464	154,449	3,328	26,498	2,166,017
Consumer
Residential Mortgage	2,059,448	-	150,676	5,768	-	2,215,892
Home Equity	750,196	10,512	17,877	2,106	-	780,691
Automobile	140,111	9,073	41,113	2,209	-	192,506
Other [3]	139,229	-	19,136	24,828	5	183,198
Total Consumer	3,088,984	19,585	228,802	34,911	5	3,372,287
Total Loans and Leases	$4,768,262	$322,049	$383,251	$38,239	$26,503	$5,538,304

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

Other Assets

Table 9 presents the major components of other assets.

Other Assets		Table 9
	March 31,	December 31,
(dollars in thousands)	2012	2011
Bank-Owned Life Insurance	$213,480	$213,113
Federal Home Loan Bank and Federal Reserve Bank Stock	79,946	79,946
Low-Income Housing and Other Equity Investments	42,112	35,860
Derivative Financial Instruments	35,846	38,085
Prepaid Expenses	29,855	28,979
Accounts Receivable	13,849	13,607
Federal and State Tax Deposits	6,069	6,069
Other	31,194	26,113
Total Other Assets	$452,351	$441,772

Other assets increased by $10.6 million or 2% from December 31, 2011.  The increase in other assets from December 31, 2011 was primarily due to a $7.5 million increase in commitments to fund low-income housing investments.  Also contributing to the increase was a $3.0 million increase in receivables related to pay downs on investment securities that were in the process of settlement, a $2.1 million increase in prepaid corporate insurance, and a $2.0 million increase related to the transfer of an aircraft to equipment held for sale upon termination of the lease in the first quarter of 2012.  This was partially offset by a $2.2 million decrease in the fair value of our derivative financial instruments and a $1.9 million decrease in prepaid FDIC assessments due to amortization recorded in the first quarter of 2012.

As of March 31, 2012, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of December 31, 2011, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  As such, the FHLB remains restricted from redeeming or repurchasing capital stock or paying dividends.  We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  We understand that in addition to meeting all of its regulatory capital requirements, as of December 31, 2011, the FHLB met all minimum financial requirements stipulated under a Consent Order issued by the Finance Agency in October 2010.  The FHLB also continues to meet its debt obligations and if needed has an additional source of liquidity available to U.S. Government-Sponsored Enterprises through the U.S. Treasury.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of March 31, 2012.

Deposits

Table 10 presents the composition of our deposits by major customer categories.

Deposits		Table 10
	March 31,	December 31,
(dollars in thousands)	2012	2011
Consumer	$5,377,804	$5,241,827
Commercial	4,307,931	4,320,712
Public and Other	935,435	1,030,084
Total Deposits	$10,621,170	$10,592,623

Our strong brand continues to play a key role as we compete with other financial institutions for a share of the deposit market.

During the first quarter of 2012, customers continued to seek liquidity and safety in light of a U.S. and Hawaii economy that was improving at a slow pace.  Deposit balances as of March 31, 2012 increased by $28.5 million or less than 1% from December 31, 2011.  The increase was primarily due to a $57.0 million increase in our personal and business non-interest bearing demand accounts.  Also contributing to the increase was a $45.5 million increase in our consumer preferred interest-bearing checking accounts and a $24.5 million increase in our bonus rate savings accounts.  This was partially offset by a $94.6 million decrease in public deposits primarily due to seasonal payments of debt service obligations.

Table 11 presents the composition of our savings deposits.

Savings Deposits		Table 11
	March 31,	December 31,
(dollars in thousands)	2012	2011
Money Market	$1,707,531	$1,732,999
Regular Savings	2,733,143	2,665,639
Total Savings Deposits	$4,440,674	$4,398,638

Table 12 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 12
	Three Months Ended
	March 31,	December 31,
(dollars in thousands)	2012	2011
Average Time Deposits	$886,634	$769,024

Borrowings

Borrowings consisted of funds purchased as of March 31, 2012 and December 31, 2011.  Borrowings were $11.0 million as of March 31, 2012, a $0.2 million or 2% increase from December 31, 2011.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase	Table 13

	March 31,	December 31,
(dollars in thousands)	2012	2011
Government Entities	$1,225,646	$1,325,998
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,825,646	$1,925,998

Securities sold under agreements to repurchase as of March 31, 2012 decreased by $100.4 million or 5% from December 31, 2011.  The decrease was primarily due to lower levels of placements to accommodate local government entities.  As of March 31, 2012, the weighted average maturity was 79 days for our securities sold under agreements to repurchase with government entities and 5.5 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.5 years.  As of March 31, 2012, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of March 31, 2012, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.07% and 4.66%, respectively.  We have not entered into agreements in which the securities sold and the related liability was not recorded on the consolidated statements of condition.

Long-Term Debt

Long-term debt was $30.7 million as of March 31, 2012, unchanged from December 31, 2011.  Due to our strong liquidity position, we have not needed additional long-term funding in recent years.

European Debt Crisis

We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us.  As of March 31, 2012, we had no exposures to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company.  The U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe.  However, we believe that there is a low risk that this indirect exposure will have a material impact to our financial condition, results of operations, or cash flows.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Retail Banking	$6,659	$9,880
Commercial Banking	17,140	12,945
Investment Services	1,575	2,300
Total	25,374	25,125
Treasury and Other	18,436	17,235
Consolidated Total	$43,810	$42,360

Retail Banking

Net income decreased by $3.2 million or 33% in the first quarter of 2012 compared to the same period in 2011 primarily due to decreases in net interest income and noninterest income, coupled with an increase in noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio and lower loan margins, partially offset by higher average deposit balances and higher average loan balances. The decrease in noninterest income was primarily due to lower debit card interchange income as the result of the pricing restrictions imposed by the Durbin Amendment, partially offset by higher mortgage banking income. The increase in noninterest expense was primarily due to higher other operating expense and the purchase of technology equipment.

Commercial Banking

Net income increased by $4.2 million or 32% in the first quarter of 2012 compared to the same period in 2011 primarily due to decreases in the provision for income taxes and noninterest expense, coupled with an increase in noninterest income.  This was partially offset by a decrease in net interest income.  Both the decrease in provision for income taxes and the increase in noninterest income were attributed to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases.  The decrease in noninterest expense was primarily due to lower other operating expense.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.

Investment Services

Net income decreased by $0.7 million or 32% in the first quarter of 2012 compared to the same period in 2011 primarily due to decreases in noninterest income and net interest income.  This was partially offset by a decrease in noninterest expense.   The decrease in noninterest income was due to lower special service (termination) fees.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.  The decrease in noninterest expense was primarily due to lower direct operating expenses.

Treasury and Other

Net income increased by $1.2 million or 7% in the first quarter of 2012 compared to the same period in 2011 primarily due to an increase in net interest income coupled with a lower Provision.  This was partially offset by a decrease in noninterest income.  The increase in net interest income was primarily due to lower deposit funding costs.  The decrease in the Provision represents a reduction in the Allowance due to improvements in credit quality.  The decrease in noninterest income was primarily due to lower net investment securities gains.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2012, our overall credit risk position reflects a continued stabilizing Hawaii economy.  However, we remain cautious because of the slow pace of economic recovery both in Hawaii and the U.S. Mainland.  We also remain concerned about U.S. and global economic volatility.

Although asset quality has improved over the past 2 years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of March 31, 2012, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential home building, residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
	March 31,	December 31,
(dollars in thousands)	2012	2011
Residential Home Building	$13,148	$13,475
Residential Land Loans	17,602	18,163
Home Equity Loans	21,359	21,413
Air Transportation	27,548	36,144
Total	$79,657	$89,195

As of March 31, 2012, our higher risk loans and leases outstanding decreased by $9.5 million or 11% from December 31, 2011.

Residential home building loans represented $54.4 million or 49% of our total commercial construction portfolio balance as of March 31, 2012.  The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that could jeopardize the orderly repayment of the loans.  These higher risk loans were $13.1 million as of March 31, 2012.  This included $1.7 million in projects on the neighbor islands.  The Allowance associated with the higher risk residential home building loans, which was comprised of four loans, was $3.0 million or 23% of outstanding loan balances. There were no delinquencies in this portfolio of higher risk loans, however, one of the loans is on non-accrual status due to concerns about its full collectability.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $17.6 million as of March 31, 2012, of which $15.2 million related to properties on the neighbor islands.  The decrease in our higher risk exposure in this portfolio segment for the first quarter of 2012 was primarily due to $0.3 million in pay downs and $0.3 million in loan charge-offs.  Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  There was a nominal specific Allowance associated with the remaining balance of our residential land loans.  There was one residential land loan that was past due 90 days or more as to principal or interest.

The higher risk segment within our Hawaii home equity lending portfolio was $21.4 million or 3% of our total home equity loans outstanding as of March 31, 2012.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of March 31, 2012, there was no specific Allowance associated with the balance of our higher risk home equity loans.  The higher risk home equity loans had a 90 day past due delinquency ratio of 2.2% and $0.5 million in gross charge-offs were recorded during the first quarter of 2012.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which is negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of March 31, 2012, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990’s and prior.  Outstanding credit exposure related to these leveraged leases was $27.5 million as of March 31, 2012 and December 31, 2011.  In the first quarter of 2012, we sold one aircraft and terminated the lease and transferred one aircraft to equipment held for sale, a component of other assets, at the lease termination date.  These two transactions decreased our higher risk air transportation exposure by $8.6 million, which had a related Allowance of $3.0 million.  As of March 31, 2012, the Allowance associated with our air transportation leases was $20.0 million or 73% of the outstanding balance.  For the first quarter of 2012, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2012	December 31, 2011
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,852	$6,243
Commercial Mortgage	2,113	2,140
Construction	1,482	2,080
Lease Financing	4	5
Total Commercial	9,451	10,468
Consumer
Residential Mortgage	26,356	25,256
Home Equity	2,069	2,024
Total Consumer	28,425	27,280
Total Non-Accrual Loans and Leases	37,876	37,748
Foreclosed Real Estate	3,530	3,042
Total Non-Performing Assets	$41,406	$40,790
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$2	$1
Total Commercial	2	1
Consumer
Residential Mortgage	6,590	6,422
Home Equity	2,829	2,194
Automobile	124	170
Other [1]	543	435
Total Consumer	10,086	9,221
Total Accruing Loans and Leases Past Due 90 Days or More	$10,088	$9,222
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$29,539	$33,703
Total Loans and Leases	$5,598,932	$5,538,304

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.68%	0.68%

Ratio of Non-Performing Assets to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.74%	0.73%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, Commercial Loans Held for Sale, and Commercial Foreclosed Real Estate	0.53%	0.56%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.87%	0.85%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, Loans Held for Sale, and Foreclosed Real Estate	0.92%	0.90%
Changes in Non-Performing Assets
Balance at December 31, 2011	$40,790
Additions	5,334
Reductions
Payments	(2,524)
Return to Accrual Status	(535)
Sales of Foreclosed Real Estate	(1,049)
Charge-offs/Write-downs	(610)
Total Reductions	(4,718)
Balance at March 31, 2012	$41,406

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

Total NPAs were $41.4 million as of March 31, 2012, an increase of $0.6 million or 2% from December 31, 2011.  The ratio of our non-accrual loans and leases to total loans and leases was 0.68% as of March 31, 2012 and December 31, 2011.

Commercial and industrial non-accrual loans decreased by $0.4 million or 6% from December 31, 2011 primarily due to pay downs.  As of March 31, 2012, three commercial borrowers comprised 99% of the non-accrual balance in this category.  We individually evaluated these loans for impairment and have previously recorded partial charge-offs of $5.1 million on two of these loans.

Commercial mortgage non-accrual loans remained relatively unchanged from December 31, 2011.  We have individually evaluated all three of these loans for impairment and have previously recorded a partial charge-off of $0.5 million on one of these loans.

There was one construction non-accrual loan as of March 31, 2012 and December 31, 2011. The $0.6 million decrease from December 31, 2011was due to a partial charge-off of $0.3 million and pay downs of $0.3 million.

Residential mortgage non-accrual loans increased by $1.1 million or 4% from December 31, 2011 primarily due to $4.0 million in additions with 58% representing Oahu owner occupant properties.  This increase was partially offset by $2.5 million in repayments. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of March 31, 2012, our residential mortgage non-accrual loans were comprised of 64 loans with a weighted average current LTV ratio of 84%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.5 million or 16% from December 31, 2011 primarily due to the foreclosure of two residential properties in the first quarter of 2012, partially offset by the sale of two residential properties.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $44.0 million as of March 31, 2012 and $47.6 million as of December 31, 2011, and had a related Allowance of $4.2 million as of March 31, 2012 and $5.5 million as of December 31, 2011.  The decrease in impaired loans during the first quarter of 2012 was primarily due to $2.5 million in residential mortgage loan repayments, and $0.4 million returning to accrual status.  As of March 31, 2012, we have recorded charge-offs of $13.3 million related to our impaired loans.  As of March 31, 2012, our impaired loans have been included in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
	March 31,	December 31,
(dollars in thousands)	2012	2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$29,539	$33,703
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	6,582	5,127
Total Restructured Loans	$36,121	$38,830

Loans modified in a TDR decreased by $2.7 million or 7% from December 31, 2011.  The majority of our TDRs are residential mortgage loans where we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.  Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.  The decrease in loans modified in a TDR from December 31, 2011 was primarily due to the repayment of a $1.8 million residential mortgage loan in the first quarter of 2012.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $10.1 million as of March 31, 2012, a $0.9 million or 9% increase from December 31, 2011.  The increase was primarily in our neighbor island home equity and residential mortgage portfolios.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2012	2011	2011
Balance at Beginning of Period	$144,025	$148,829	$152,777
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,431)	(733)	(1,657)
Construction	(330)	-	-
Consumer
Residential Mortgage	(1,580)	(2,888)	(1,751)
Home Equity	(2,441)	(3,714)	(1,359)
Automobile	(526)	(688)	(1,029)
Other [1]	(1,451)	(1,585)	(1,564)
Total Loans and Leases Charged-Off	(7,759)	(9,608)	(7,360)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,933	469	572
Commercial Mortgage	24	8	-
Lease Financing	72	29	50
Consumer
Residential Mortgage	666	531	259
Home Equity	570	469	339
Automobile	538	528	649
Other [1]	605	551	800
Total Recoveries on Loans and Leases Previously Charged-Off	4,408	2,585	2,669
Net Loans and Leases Charged-Off	(3,351)	(7,023)	(4,691)
Provision for Credit Losses	351	2,219	4,691
Balance at End of Period [2]	$141,025	$144,025	$152,777

Components
Allowance for Loan and Lease Losses	$135,606	$138,606	$147,358
Reserve for Unfunded Commitments	5,419	5,419	5,419
Total Reserve for Credit Losses	$141,025	$144,025	$152,777

Average Loans and Leases Outstanding	$5,563,358	$5,420,352	$5,311,781

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.24%	0.51%	0.36%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.42%	2.50%	2.77%

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

Allowance for Loan and Lease Losses

As of March 31, 2012, the Allowance was $135.6 million or 2.42% of total loans and leases outstanding, compared with an Allowance of $138.6 million or 2.50% of total loans and leases outstanding as of December 31, 2011.  The decrease in the Allowance was commensurate with improvements in credit quality and a generally improving economy in Hawaii.   With continued stability in the Hawaii economy and continued improvements in our credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

The allocation of the Allowance between the commercial and consumer categories changed during the first quarter of 2012 based on management’s ongoing assessment of the Allowance.  Factors contributing to the change in the allocation of the Allowance included management’s consideration of energy prices, economic uncertainty both domestically and globally, and the direct and indirect impact these items potentially have on Hawaii tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive trends through 2011 and for the first quarter of 2012.

Net charge-offs of loans and leases were $3.4 million or 0.24% of total average loans and leases in the first quarter of 2012, a decrease of $3.7 million or 52% from the fourth quarter of 2011.  Net commercial recoveries were $0.3 million in the first quarter of 2012 compared to net commercial charge-offs of $0.2 million in the fourth quarter of 2011.  This improvement was primarily due to a $1.4 million recovery in the first quarter of 2012 related to a previously charged-off commercial and industrial loan, partially offset by a $0.7 million charge-off on a commercial and industrial loan and a $0.3 million partial charge-off on a commercial construction loan.  Net consumer charge-offs were $3.6 million in the first quarter of 2012 compared to $6.8 million in the fourth quarter of 2011.  This decrease was primarily due to improved credit quality in our residential mortgage and home equity portfolios.

Net charge-offs of loans and leases decreased by $1.3 million in the first quarter of 2012 compared to the same period in 2011.  Net commercial charge-offs decreased by $1.3 million in the first quarter of 2012 compared to the same period in 2011 due to the recovery and charge-offs noted above along with improved credit quality in our small business commercial and industrial portfolio.  Net consumer charge-offs were relatively unchanged in the first quarter of 2012 compared to the same period in 2011.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2012, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of March 31, 2012, unchanged from December 31, 2011.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

Risks Related to Representation and Warranty Provisions

We sell residential mortgage loans in the secondary market primarily to Fannie Mae.  We also pool Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae.  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which we sell residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.

As of March 31, 2012, the unpaid principal balance of our portfolio of residential mortgage loans sold was $3.0 billion.  These loans are generally sold on a non-recourse basis.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  In the first quarter of 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million as a result of the representation and warranty provisions contained in these contracts.  This loan was delinquent as to principal and interest at the time of repurchase.  However, no losses were incurred related to this repurchase.  As of March 31, 2012, there were no pending repurchase requests related to representation and warranty provisions.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include repurchase of an affected loan.  As of March 31, 2012, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of March 31, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends and thus have not established a liability for losses related to mortgage loan repurchases.  As of March 31, 2012, 99% of our residential mortgage loans serviced for investors were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the next twelve months subsequent to March 31, 2012 and December 31, 2011, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of March 31, 2012, net interest income sensitivity to changes in interest rates as of March 31, 2012 was relatively unchanged compared to the sensitivity profile as of December 31, 2011.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile	Table 19

	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2012		December 31, 2011
Gradual Change in Interest Rates (basis points)
+200	$ 3,179	0.8%	$ 2,934	0.8%
+100	2,534	0.7%	2,036	0.5%
-100	(7,849)	-2.1%	(7,900)	-2.0%

Immediate Change in Interest Rates (basis points)
+200	$ 8,372	2.2%	$ 10,086	2.6%
+100	7,377	1.9%	7,226	1.9%
-100	(25,101)	-6.6%	(25,750)	-6.7%

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions.  Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk.  These transactions are primarily executed on behalf of customers.  Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities.  Also, our share-based compensation expense is dependent on the fair value of the stock options and restricted stock at the date of grant.  The fair value of both stock options and restricted stock is impacted by the market price of the Parent’s common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash and noninterest- bearing deposits and funds sold.  The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities.  Short-term liquidity is further enhanced by our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings.  Deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt.  In recent years, we have retired some long-term debt due to our strong liquidity position.

We continued to maintain a strong liquidity position throughout the first quarter of 2012.  As of March 31, 2012, cash and cash equivalents were $370.9 million, available-for-sale investment securities were $3.5 billion, and total deposits were $10.6 billion.  As of March 31, 2012, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae and in U.S. Treasury Notes.  As of March 31, 2012, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2012, the Company and the Bank were “well capitalized” under this regulatory framework.   The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2012 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2012, shareholders’ equity was $995.9 million, relatively unchanged from December 31, 2011.  Earnings for the first quarter of 2012 of $43.8 million and common stock issuances of $5.9 million were offset by cash dividends paid of $20.7 million and a net decrease in unrealized gains related to available-for-sale and held-to-maturity investment securities of $6.5 million.  In the first quarter of 2012, we also repurchased 638,844 shares of our common stock under our share repurchase program at an average cost per share of $46.93 and a total cost of $30.0 million.  From the beginning of our share repurchase program in July 2001 through March 31, 2012, we repurchased a total of 49.2 million shares of common stock and returned a total of $1.8 billion to our shareholders at an average cost of $36.12 per share.  As of March 31, 2012, remaining buyback authority under our share repurchase program was $44.0 million of the total $1.82 billion repurchase amount authorized by our Board of Directors.  See the “Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing” section in MD&A for more information.

From April 1, 2012 through April 16, 2012, the Parent repurchased an additional 85,000 shares of common stock at an average cost of $47.47 per share for a total of $4.0 million.  Remaining buyback authority was $40.0 million as of April 16, 2012.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2012, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2012 to shareholders of record at the close of business on May 31, 2012.

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

Table 20 presents our regulatory capital and ratios as of March 31, 2012 and December 31, 2011.

Regulatory Capital and Ratios		Table 20
	March 31,	December 31,
(dollars in thousands)	2012	2011
Regulatory Capital
Shareholders’ Equity	$ 995,897	$ 1,002,667
Less: Goodwill	31,517	31,517
Postretirement Benefit Liability Adjustments	2,766	2,815
Net Unrealized Gains on Investment Securities	56,479	62,932
Other	2,194	2,230
Tier 1 Capital	902,941	903,173
Allowable Reserve for Credit Losses	69,317	68,624
Total Regulatory Capital	$ 972,258	$ 971,797

Risk-Weighted Assets	$ 5,473,661	$ 5,414,481

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	16.50%	16.68%
Total Capital Ratio	17.76	17.95
Tier 1 Leverage Ratio	6.57	6.73

Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing

Basel III

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

The new minimum capital requirements will be phased in between January 2013 and January 2015 as follows: (1) the minimum requirement for Tier 1 common equity ratio will be increased from the current 2.0% to 4.5%; (2) the minimum requirement for the Tier 1 Capital Ratio to be considered “adequately capitalized” will be increased from the current 4.0% to 6.0%; (3) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019); and (4) a minimum Tier 1 Leverage Ratio of 3% (to be tested under a stress scenario starting January 1, 2013).

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

Proposed Joint Guidance on Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish annual stress tests.  On June 15, 2011, the Office of the Comptroller of the Currency, the FRB, and the FDIC issued joint proposed guidance on annual stress testing.  Under the proposed regulations, each bank subject to these rules would be required to conduct and publish annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities.  As of the date of this filing, final regulations have not been issued.

Operational Risk

Operational risk represents the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, errors relating to transaction processing and technology, failure to adhere to compliance requirements, business continuation and disaster recovery, and the risk of cyber security attacks.  The risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

The Operational Risk Committee (the “ORC”) provides oversight and assesses the most significant operational risks facing the Company.  We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units.

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

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”).  These unconsolidated VIEs are primarily low-income housing partnerships.  Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value.  The primary beneficiary consolidates the VIE.  We have determined that the Company is not the primary beneficiary of these entities.  As a result, we do not consolidate these VIEs.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, on February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  The lawsuit was similar to industry lawsuits filed against other financial institutions pertaining to overdraft fee debit card transactions.  On July 15, 2011, the Company reached a tentative settlement with the plaintiffs that provided for a payment by the Company of $9.0 million into a class settlement fund, the proceeds of which will be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  As of June 30, 2011, the $9.0 million tentative settlement amount was fully accrued for by the Company.  On September 2, 2011, the court gave its initial approval to the settlement, and on September 19, 2011, the $9.0 million settlement amount was paid to the Fund Administrator.  On February 14, 2012, the court gave its final approval to the settlement.  As of April 20, 2012, the Administrator paid refunds to all class members.

In addition to the litigation noted above, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations.  On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available.  On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts accrued by the Company.  However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to the Company’s statement of income for any particular period.

Item 1A.         Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2012 were as follows:

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	Plans or Programs	Plans or Programs [2]
January 1 - 31, 2012	126,877	$ 46.17	115,000	$ 68,668,246
February 1 - 29, 2012	158,595	46.68	150,000	61,659,250
March 1 - 31, 2012	381,937	47.24	373,844	44,002,298
Total	667,409	$ 46.90	638,844

1       During the first quarter of 2012, 28,565 shares were purchased from employees in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock. These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2    The share repurchase program was first announced in July 2001.  As of March 31, 2012, $44.0 million remained of the total $1.82 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.             Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2012		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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