Form 10-Q
period 2012-06-30
BANK OF HAWAII CORP
filed 2012-07-23
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

or

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

Yes ☐  No ☒

As of July 20, 2012, there were 45,193,551 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest Income
Interest and Fees on Loans and Leases	$63,910	$65,542	$128,601	$132,135
Income on Investment Securities
Available-for-Sale	16,988	23,490	34,701	61,159
Held-to-Maturity	25,054	20,553	51,467	28,186
Deposits	1	2	3	-
Funds Sold	119	297	248	548
Other	281	279	561	558
Total Interest Income	106,353	110,163	215,581	222,586
Interest Expense
Deposits	3,219	4,792	6,692	10,024
Securities Sold Under Agreements to Repurchase	7,250	7,338	14,554	14,379
Funds Purchased	5	5	10	11
Long-Term Debt	498	529	996	976
Total Interest Expense	10,972	12,664	22,252	25,390
Net Interest Income	95,381	97,499	193,329	197,196
Provision for Credit Losses	628	3,600	979	8,291
Net Interest Income After Provision for Credit Losses	94,753	93,899	192,350	188,905
Noninterest Income
Trust and Asset Management	11,195	11,427	22,113	23,233
Mortgage Banking	7,581	2,661	12,631	5,783
Service Charges on Deposit Accounts	9,225	9,375	18,816	19,307
Fees, Exchange, and Other Service Charges	12,326	16,662	24,725	31,607
Investment Securities Gains (Losses), Net	-	-	(90)	6,084
Insurance	2,399	3,210	4,677	5,981
Other	4,122	6,128	12,058	11,390
Total Noninterest Income	46,848	49,463	94,930	103,385
Noninterest Expense
Salaries and Benefits	44,037	46,800	91,061	93,582
Net Occupancy	10,058	10,476	20,574	20,803
Net Equipment	4,669	4,741	10,495	9,439
Professional Fees	2,386	2,294	4,518	4,452
FDIC Insurance	2,088	2,010	4,159	5,254
Other	17,509	27,453	35,147	46,326
Total Noninterest Expense	80,747	93,774	165,954	179,856
Income Before Provision for Income Taxes	60,854	49,588	121,326	112,434
Provision for Income Taxes	20,107	14,440	36,769	34,926
Net Income	$40,747	$35,148	$84,557	$77,508
Basic Earnings Per Share	$0.90	$0.74	$1.86	$1.63
Diluted Earnings Per Share	$0.90	$0.74	$1.85	$1.62
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	45,221,293	47,428,718	45,465,910	47,638,752
Diluted Weighted Average Shares	45,347,368	47,607,814	45,610,489	47,837,778

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Net Income	$40,747	$35,148	$84,557	$77,508
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	3,387	19,265	(3,067)	(235)
Defined Benefit Plans	153	577	306	1,048
Other Comprehensive Income (Loss)	3,540	19,842	(2,761)	813
Comprehensive Income	$44,287	$54,990	$81,796	$78,321

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2012	2011
Assets
Interest-Bearing Deposits	$3,057	$3,036
Funds Sold	499,338	512,384
Investment Securities
Available-for-Sale	3,339,472	3,451,885
Held to Maturity (Fair Value of $3,828,954 and $3,754,206)	3,729,665	3,657,796
Loans Held for Sale	14,223	18,957
Loans and Leases	5,671,483	5,538,304
Allowance for Loan and Lease Losses	(132,443)	(138,606)
Net Loans and Leases	5,539,040	5,399,698
Total Earning Assets	13,124,795	13,043,756
Cash and Noninterest-Bearing Deposits	131,845	154,489
Premises and Equipment	107,421	103,550
Customers’ Acceptances	176	476
Accrued Interest Receivable	45,044	43,510
Foreclosed Real Estate	2,569	3,042
Mortgage Servicing Rights	23,254	24,279
Goodwill	31,517	31,517
Other Assets	449,005	441,772
Total Assets	$13,915,626	$13,846,391

Liabilities
Deposits
Noninterest-Bearing Demand	$3,105,798	$2,850,923
Interest-Bearing Demand	2,063,070	2,005,983
Savings	4,435,894	4,398,638
Time	1,943,231	1,337,079
Total Deposits	11,547,993	10,592,623
Funds Purchased	13,756	10,791
Securities Sold Under Agreements to Repurchase	1,065,653	1,925,998
Long-Term Debt	28,075	30,696
Banker’s Acceptances	176	476
Retirement Benefits Payable	41,812	46,949
Accrued Interest Payable	5,114	5,330
Taxes Payable and Deferred Taxes	86,095	95,840
Other Liabilities	123,127	135,021
Total Liabilities	12,911,801	12,843,724
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2012 - 57,301,892 / 45,248,277 and December 31, 2011 - 57,134,470 / 45,947,116)	571	571
Capital Surplus	511,729	507,558
Accumulated Other Comprehensive Income	32,502	35,263
Retained Earnings	1,044,588	1,003,938
Treasury Stock, at Cost (Shares: June 30, 2012 - 12,053,615 and December 31, 2011 - 11,187,354)	(585,565)	(544,663)
Total Shareholders’ Equity	1,003,825	1,002,667
Total Liabilities and Shareholders’ Equity	$13,915,626	$13,846,391

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
	Common			Compre-
	Shares	Common	Capital	hensive	Retained	Treasury
(dollars in thousands)	Outstanding	Stock	Surplus	Income	Earnings	Stock	Total
Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	-	-	-	-	84,557	-	84,557
Other Comprehensive Loss	-	-	-	(2,761)	-	-	(2,761)
Share-Based Compensation	-	-	3,723	-	-	-	3,723
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	400,094	-	448	-	(2,758)	10,684	8,374
Common Stock Repurchased	(1,098,933)	-	-	-	-	(51,586)	(51,586)
Cash Dividends Paid ($0.90 per share)	-	-	-	-	(41,149)	-	(41,149)
Balance as of June 30, 2012	45,248,277	$571	$511,729	$32,502	$1,044,588	$(585,565)	$1,003,825

Balance as of December 31, 2010	48,097,672	$570	$500,888	$26,965	$932,629	$(449,919)	$1,011,133
Net Income	-	-	-	-	77,508	-	77,508
Other Comprehensive Income	-	-	-	813	-	-	813
Share-Based Compensation	-	-	1,360	-	-	-	1,360
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	237,619	1	529	-	(2,752)	10,051	7,829
Common Stock Repurchased	(1,109,988)	-	-	-	-	(52,228)	(52,228)
Cash Dividends Paid ($0.90 per share)	-	-	-	-	(42,965)	-	(42,965)
Balance as of June 30, 2011	47,225,303	$571	$502,777	$27,778	$964,420	$(492,096)	$1,003,450

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2012	2011
Operating Activities
Net Income	$84,557	$77,508
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	979	8,291
Depreciation and Amortization	6,883	7,076
Amortization of Deferred Loan and Lease Fees	(1,548)	(1,330)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	28,147	23,367
Share-Based Compensation	3,723	1,360
Benefit Plan Contributions	(5,574)	(651)
Deferred Income Taxes	(11,358)	(12,455)
Net Gains on Sales of Leases	(2,841)	(602)
Net Losses (Gains) on Investment Securities	90	(6,084)
Proceeds from Sales of Loans Held for Sale	195,368	234,984
Originations of Loans Held for Sale	(190,634)	(222,022)
Tax Benefits from Share-Based Compensation	(623)	(633)
Net Change in Other Assets and Other Liabilities	(11,543)	(12,981)
Net Cash Provided by Operating Activities	95,626	95,828

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	468,489	490,602
Proceeds from Sales	34,831	682,283
Purchases	(401,944)	(982,759)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	446,346	110,989
Purchases	(540,472)	(281,936)
Net Change in Loans and Leases	(141,526)	(36,718)
Premises and Equipment, Net	(10,755)	(4,691)
Net Cash Used in Investing Activities	(145,031)	(22,230)

Financing Activities
Net Change in Deposits	955,370	90,039
Net Change in Short-Term Borrowings	(857,380)	(26,794)
Tax Benefits from Share-Based Compensation	623	633
Proceeds from Issuance of Common Stock	7,858	7,334
Repurchase of Common Stock	(51,586)	(52,228)
Cash Dividends Paid	(41,149)	(42,965)
Net Cash Provided by (Used in) Financing Activities	13,736	(23,981)

Net Change in Cash and Cash Equivalents	(35,669)	49,617
Cash and Cash Equivalents at Beginning of Period	669,909	607,547
Cash and Cash Equivalents at End of Period	$634,240	$657,164
Supplemental Information
Cash Paid for Interest	$21,785	$24,279
Cash Paid for Income Taxes	41,775	48,057
Non-Cash Investing Activities:
Transfer from Investment Securities Available-for-Sale to Investment Securities Held-to-Maturity	-	2,220,814
Transfer from Loans to Foreclosed Real Estate	2,309	1,159
Transfers from Loans to Loans Held for Sale	-	8,555

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

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,104,936	$12,089	$(7)	$1,117,018
Debt Securities Issued by States and Political Subdivisions	684,958	21,906	(3,124)	703,740
Debt Securities Issued by Corporations	92,684	1,511	(710)	93,485
Mortgage-Backed Securities Issued by
Government Agencies	1,344,260	34,478	(748)	1,377,990
U.S. Government-Sponsored Enterprises	44,690	2,549	-	47,239
Total Mortgage-Backed Securities	1,388,950	37,027	(748)	1,425,229
Total	$3,271,528	$72,533	$(4,589)	$3,339,472
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,459	$5,813	$-	$185,272
Mortgage-Backed Securities Issued by
Government Agencies	3,511,169	91,309	(300)	3,602,178
U.S. Government-Sponsored Enterprises	39,037	2,467	-	41,504
Total Mortgage-Backed Securities	3,550,206	93,776	(300)	3,643,682
Total	$3,729,665	$99,589	$(300)	$3,828,954

December 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,220,282	$11,204	$(468)	$1,231,018
Debt Securities Issued by States and Political Subdivisions	391,276	15,783	-	407,059
Debt Securities Issued by Corporations	97,917	607	(2,137)	96,387
Mortgage-Backed Securities Issued by
Government Agencies	1,618,913	38,066	(1,107)	1,655,872
U.S. Government-Sponsored Enterprises	58,548	3,001	-	61,549
Total Mortgage-Backed Securities	1,677,461	41,067	(1,107)	1,717,421
Total	$3,386,936	$68,661	$(3,712)	$3,451,885
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,474	$6,704	$-	$186,178
Mortgage-Backed Securities Issued by
Government Agencies	3,429,038	89,801	(2,918)	3,515,921
U.S. Government-Sponsored Enterprises	49,284	2,823	-	52,107
Total Mortgage-Backed Securities	3,478,322	92,624	(2,918)	3,568,028
Total	$3,657,796	$99,328	$(2,918)	$3,754,206

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2012.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$506,168	$507,766
Due After One Year Through Five Years	350,223	357,482
Due After Five Years Through Ten Years	297,872	305,803
Due After Ten Years	728,315	743,192
	1,882,578	1,914,243
Mortgage-Backed Securities Issued by
Government Agencies	1,344,260	1,377,990
U.S. Government-Sponsored Enterprises	44,690	47,239
Total Mortgage-Backed Securities	1,388,950	1,425,229
Total	$3,271,528	$3,339,472

Held-to-Maturity:
Due After One Year Through Five Years	$179,459	$185,272
Mortgage-Backed Securities Issued by
Government Agencies	3,511,169	3,602,178
U.S. Government-Sponsored Enterprises	39,037	41,504
Total Mortgage-Backed Securities	3,550,206	3,643,682
Total	$3,729,665	$3,828,954

Investment securities with carrying values of $3.5 billion and $3.6 billion as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of June 30, 2012 and December 31, 2011, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

There were no sales of investment securities for the three months ended June 30, 2012 and 2011.  Gross gains on the sales of investment securities were $0.2 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively.  Gross losses on the sales of investment securities were $0.3 million and $4.2 million for the six months ended June 30, 2012 and 2011, respectively.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2012
Debt Securities Issued by the U.S. Treasury and Government Agencies	$285	$(1)	$3,387	$(6)	$3,672	$(7)
Debt Securities Issued by States and Political Subdivisions	235,567	(3,124)	-	-	235,567	(3,124)
Debt Securities Issued by Corporations	19,290	(710)	-	-	19,290	(710)
Mortgage-Backed Securities Issued by Government Agencies	188,909	(903)	13,290	(145)	202,199	(1,048)
Total	$444,051	$(4,738)	$16,677	$(151)	$460,728	$(4,889)

December 31, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$127,644	$(464)	$920	$(4)	$128,564	$(468)
Debt Securities Issued by Corporations	38,059	(2,137)	-	-	38,059	(2,137)
Mortgage-Backed Securities Issued by Government Agencies	727,726	(3,751)	34,824	(274)	762,550	(4,025)
Total	$893,429	$(6,352)	$35,744	$(278)	$929,173	$(6,630)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2012, which was comprised of 44 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2012 and December 31, 2011, the gross unrealized losses reported for mortgage-backed securities related to investment securities issued by the Government National Mortgage Association.

As of June 30, 2012, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was $61.3 million and $18.8 million, respectively.  These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$781,688	$817,170
Commercial Mortgage	961,984	938,250
Construction	97,668	98,669
Lease Financing	281,020	311,928
Total Commercial	2,122,360	2,166,017
Consumer
Residential Mortgage	2,401,331	2,215,892
Home Equity	766,839	780,691
Automobile	194,339	192,506
Other [1]	186,614	183,198
Total Consumer	3,549,123	3,372,287
Total Loans and Leases	$5,671,483	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2012 and 2011.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2012 and 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$78,174	$57,432	$135,606
Loans and Leases Charged-Off	(1,078)	(4,858)	(5,936)
Recoveries on Loans and Leases Previously Charged-Off	545	1,600	2,145
Net Loans and Leases Charged-Off	(533)	(3,258)	(3,791)
Provision for Credit Losses	371	257	628
Balance at End of Period	$78,012	$54,431	$132,443
Six Months Ended June 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(2,839)	(10,856)	(13,695)
Recoveries on Loans and Leases Previously Charged-Off	2,574	3,979	6,553
Net Loans and Leases Charged-Off	(265)	(6,877)	(7,142)
Provision for Credit Losses	(2,285)	3,264	979
Balance at End of Period	$78,012	$54,431	$132,443
As of June 30, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$54	$4,774	$4,828
Collectively Evaluated for Impairment	77,958	49,657	127,615
Total	$78,012	$54,431	$132,443
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$14,131	$32,687	$46,818
Collectively Evaluated for Impairment	2,108,229	3,516,436	5,624,665
Total	$2,122,360	$3,549,123	$5,671,483

Three Months Ended June 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$87,533	$59,825	$147,358
Loans and Leases Charged-Off	(1,507)	(7,514)	(9,021)
Recoveries on Loans and Leases Previously Charged-Off	443	2,596	3,039
Net Loans and Leases Charged-Off	(1,064)	(4,918)	(5,982)
Provision for Credit Losses	2,516	1,084	3,600
Balance at End of Period	$88,985	$55,991	$144,976
Six Months Ended June 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(3,164)	(13,217)	(16,381)
Recoveries on Loans and Leases Previously Charged-Off	1,065	4,643	5,708
Net Loans and Leases Charged-Off	(2,099)	(8,574)	(10,673)
Provision for Credit Losses	10,107	(1,816)	8,291
Balance at End of Period	$88,985	$55,991	$144,976
As of June 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$-	$3,875	$3,875
Collectively Evaluated for Impairment	88,985	52,116	141,101
Total	$88,985	$55,991	$144,976
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$5,109	$24,348	$29,457
Collectively Evaluated for Impairment	2,081,294	3,240,722	5,322,016
Total	$2,086,403	$3,265,070	$5,351,473

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

The following are the definitions of the Company’s credit quality indicators:

Pass:

Loans and leases in all classes within the commercial and consumer portfolio segments that are not adversely rated. Management believes that there is a low likelihood of loss related to those loans and leases that are considered pass.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$729,709	$883,119	$80,888	$253,636	$1,947,352
Special Mention	24,640	37,066	6,910	25,912	94,528
Classified	27,339	41,799	9,870	1,472	80,480
Total	$781,688	$961,984	$97,668	$281,020	$2,122,360

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,374,155	$763,187	$194,241	$186,220	$3,517,803
Classified	27,176	3,652	98	394	31,320
Total	$2,401,331	$766,839	$194,339	$186,614	$3,549,123
Total Recorded Investment in Loans and Leases					$5,671,483

	December 31, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$765,339	$859,891	$83,722	$282,081	$1,991,033
Special Mention	30,316	43,805	370	26,257	100,748
Classified	21,515	34,554	14,577	3,590	74,236
Total	$817,170	$938,250	$98,669	$311,928	$2,166,017

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,186,063	$776,473	$192,336	$182,431	$3,337,303
Classified	29,829	4,218	170	767	34,984
Total	$2,215,892	$780,691	$192,506	$183,198	$3,372,287
Total Recorded Investment in Loans and Leases					$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2012
Commercial
Commercial and Industrial	$685	$1,276	$1	$5,778	$7,740	$773,948	$781,688	$5,147
Commercial Mortgage	-	-	-	2,737	2,737	959,247	961,984	2,512
Construction	-	-	-	1,182	1,182	96,486	97,668	1,182
Lease Financing	-	14	-	-	14	281,006	281,020	-
Total Commercial	685	1,290	1	9,697	11,673	2,110,687	2,122,360	8,841
Consumer
Residential Mortgage	6,280	4,155	4,229	26,803	41,467	2,359,864	2,401,331	4,621
Home Equity	4,337	2,352	2,445	2,425	11,559	755,280	766,839	342
Automobile	2,993	353	98	-	3,444	190,895	194,339	-
Other [1]	1,651	1,102	395	-	3,148	183,466	186,614	-
Total Consumer	15,261	7,962	7,167	29,228	59,618	3,489,505	3,549,123	4,963
Total	$15,946	$9,252	$7,168	$38,925	$71,291	$5,600,192	$5,671,483	$13,804

As of December 31, 2011
Commercial
Commercial and Industrial	$2,959	$743	$1	$6,243	$9,946	$807,224	$817,170	$5,661
Commercial Mortgage	678	-	-	2,140	2,818	935,432	938,250	959
Construction	-	-	-	2,080	2,080	96,589	98,669	-
Lease Financing	-	-	-	5	5	311,923	311,928	5
Total Commercial	3,637	743	1	10,468	14,849	2,151,168	2,166,017	6,625
Consumer
Residential Mortgage	8,878	9,258	6,422	25,256	49,814	2,166,078	2,215,892	1,856
Home Equity	5,310	2,694	2,194	2,024	12,222	768,469	780,691	97
Automobile	4,095	839	170	-	5,104	187,402	192,506	-
Other [1]	1,679	1,528	435	-	3,642	179,556	183,198	-
Total Consumer	19,962	14,319	9,221	27,280	70,782	3,301,505	3,372,287	1,953
Total	$23,599	$15,062	$9,222	$37,748	$85,631	$5,452,673	$5,538,304	$8,578

1  Comprised of other revolving credit, installment, and lease financing.

2  Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,033	$14,283	$-
Commercial Mortgage	3,029	3,529	-
Construction	1,182	1,512	-
Total Commercial	13,244	19,324	-
Total Impaired Loans with No Related Allowance Recorded	$13,244	$19,324	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$887	$887	$54
Total Commercial	887	887	54
Consumer
Residential Mortgage	26,669	32,565	4,706
Automobile	5,729	5,729	48
Other [1]	289	289	20
Total Consumer	32,687	38,583	4,774
Total Impaired Loans with an Allowance Recorded	$33,574	$39,470	$4,828

Impaired Loans:
Commercial	$14,131	$20,211	$54
Consumer	32,687	38,583	4,774
Total Impaired Loans	$46,818	$58,794	$4,828

December 31, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,176	$13,526	$-
Commercial Mortgage	2,140	2,640	-
Total Commercial	8,316	16,166	-
Total Impaired Loans with No Related Allowance Recorded	$8,316	$16,166	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,447	$4,447	$846
Commercial Mortgage	292	292	19
Construction	2,080	2,080	330
Total Commercial	6,819	6,819	1,195
Consumer
Residential Mortgage	25,726	30,606	4,138
Home Equity	21	21	1
Automobile	6,190	6,190	75
Other [1]	528	528	42
Total Consumer	32,465	37,345	4,256
Total Impaired Loans with an Allowance Recorded	$39,284	$44,164	$5,451

Impaired Loans:
Commercial	$15,135	$22,985	$1,195
Consumer	32,465	37,345	4,256
Total Impaired Loans	$47,600	$60,330	$5,451

1  Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,093	$-	$1,329	$-
Commercial Mortgage	2,571	-	3,272	-
Construction	1,332	-	288	-
Total Commercial	12,996	-	4,889	-
Total Impaired Loans with No Related Allowance Recorded	$12,996	$-	$4,889	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$918	$31	$2,807	$21
Commercial Mortgage	146	4	324	5
Total Commercial	1,064	35	3,131	26
Consumer
Residential Mortgage	25,133	77	23,595	95
Home Equity	-	-	21	-
Automobile	5,803	149	5,796	145
Other [1]	402	3	600	8
Total Consumer	31,338	229	30,012	248
Total Impaired Loans with an Allowance Recorded	$32,402	$264	$33,143	$274

Impaired Loans:
Commercial	$14,060	$35	$8,020	$26
Consumer	31,338	229	30,012	248
Total Impaired Loans	$45,398	$264	$38,032	$274

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,121	$-	$1,407	$-
Commercial Mortgage	2,427	-	3,307	-
Construction	888	-	192	-
Total Commercial	11,436	-	4,906	-
Total Impaired Loans with No Related Allowance Recorded	$11,436	$-	$4,906	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,094	$64	$3,590	$89
Commercial Mortgage	195	8	363	9
Construction	693	-	96	-
Total Commercial	2,982	72	4,049	98
Consumer
Residential Mortgage	25,330	157	22,749	174
Home Equity	7	-	21	-
Automobile	5,932	303	5,812	288
Other [1]	444	10	494	14
Total Consumer	31,713	470	29,076	476
Total Impaired Loans with an Allowance Recorded	$34,695	$542	$33,125	$574

Impaired Loans:
Commercial	$14,418	$72	$8,955	$98
Consumer	31,713	470	29,076	476
Total Impaired Loans	$46,131	$542	$38,031	$574

1  Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2012 and 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $40.0 million and $38.8 million as of June 30, 2012 and December 31, 2011, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of June 30, 2012.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2012.

	Loans Modified as a TDR for the			Loans Modified as a TDR for the
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings [1]	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial
Commercial and Industrial	1	$45	$3	1	$45	$3
Construction	1	1,182	-	1	1,182	-
Total Commercial	2	1,227	3	2	1,227	3
Consumer
Residential Mortgage	5	4,367	826	5	4,367	826
Automobile	48	516	4	88	934	8
Total Consumer	53	4,883	830	93	5,301	834
Total	55	$6,110	$833	95	$6,528	$837

1 The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

The following presents by class, loans modified in a TDR that defaulted during the three and six months ended June 30, 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Consumer
Residential Mortgage	-	$-	2	$702
Automobile	3	27	4	37
Total Consumer	3	27	6	739
Total	3	$27	6	$739

1  The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

Of the two residential mortgage loans modified in a TDR that subsequently defaulted, one was modified by temporarily lowering monthly payments and applying all payments during this time to principal.  The other residential mortgage loan in default pertained to a land loan which was modified from an interest only loan to an amortizing loan, while granting a brief extension on the balloon payment.  The automobile loans modified in a TDR that subsequently defaulted were primarily modified by lowering monthly payments by extending the term.  There were no other loans modified as a TDR that defaulted during the three and six months ended June 30, 2012, and within twelve months of their modification date.

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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion and $3.2 billion as of June 30, 2012 and December 31, 2011, respectively.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.1 million for the three months ended June 30, 2012 and 2011, and $4.2 million for the six months ended June 30, 2012 and 2011.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$6,423	$9,692	$7,131	$10,226
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(568)	(553)	(881)	(487)
Due to Payoffs	(396)	(287)	(791)	(887)
Total Changes in Fair Value of Mortgage Servicing Rights	(964)	(840)	(1,672)	(1,374)
Balance at End of Period	$5,459	$8,852	$5,459	$8,852

1  Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and six months ended June 30, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$17,492	$16,227	$17,148	$15,153
Servicing Rights that Resulted From Asset Transfers	961	473	1,969	1,962
Amortization	(658)	(480)	(1,322)	(895)
Balance at End of Period	$17,795	$16,220	$17,795	$16,220

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$20,406	$22,661	$17,159	$20,340
End of Period	$18,937	$21,483	$18,937	$21,483

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Weighted-Average Constant Prepayment Rate [1]	14.49%	15.56%
Weighted-Average Life (in years)	5.40	5.03
Weighted-Average Note Rate	4.77%	4.87%
Weighted-Average Discount Rate [2]	5.47%	6.31%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2012 and December 31, 2011 is presented in the following table.

	June 30,	December 31,
(dollars in thousands)	2012	2011
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(312)	$(295)
Decrease in fair value from 50 bps adverse change	(615)	(582)
Discount Rate
Decrease in fair value from 25 bps adverse change	(351)	(331)
Decrease in fair value from 50 bps adverse change	(692)	(652)

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

As of June 30, 2012, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	201,100
31 to 90 Days	160,911
Over 90 Days	703,642
Total	$1,065,653

Note 6.  Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$9,582	$3,808	$5,774
Less: Reclassification Adjustment for Gains Realized in Net Income	(3,939)	(1,552)	(2,387)
Net Unrealized Gains on Investment Securities	5,643	2,256	3,387
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	254	101	153
Defined Benefit Plans, Net	254	101	153
Other Comprehensive Income	$5,897	$2,357	$3,540

Three Months Ended June 30, 2011
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$33,440	$13,289	$20,151
Less: Reclassification Adjustment for Gains Realized in Net Income	(1,431)	(545)	(886)
Net Unrealized Gains on Investment Securities	32,009	12,744	19,265
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	777	200	577
Defined Benefit Plans, Net	777	200	577
Other Comprehensive Income	$32,786	$12,944	$19,842

Six Months Ended June 30, 2012
Net Unrealized Losses on Investment Securities:
Net Unrealized Gains Arising During the Period	$2,996	$1,236	$1,760
Less: Reclassification Adjustment for Gains Realized in Net Income	(7,963)	(3,136)	(4,827)
Net Unrealized Losses on Investment Securities	(4,967)	(1,900)	(3,067)
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	505	199	306
Defined Benefit Plans, Net	505	199	306
Other Comprehensive Loss	$(4,462)	$(1,701)	$(2,761)

Six Months Ended June 30, 2011
Net Unrealized Losses on Investment Securities:
Net Unrealized Gains Arising During the Period	$7,819	$3,107	$4,712
Less: Reclassification Adjustment for Gains Realized in Net Income	(8,132)	(3,185)	(4,947)
Net Unrealized Losses on Investment Securities	(313)	(78)	(235)
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	1,554	506	1,048
Defined Benefit Plans, Net	1,554	506	1,048
Other Comprehensive Income	$1,241	$428	$813

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Denominator for Basic Earnings Per Share	45,221,293	47,428,718	45,465,910	47,638,752
Dilutive Effect of Stock Options	106,502	166,670	123,706	179,837
Dilutive Effect of Restricted Stock	19,573	12,426	20,873	19,189
Denominator for Diluted Earnings Per Share	45,347,368	47,607,814	45,610,489	47,837,778

Antidilutive Shares Outstanding	537,383	217,209	537,383	217,209

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products.  Products and services from Retail Banking are delivered to customers through 66 Hawaii branch locations, 494 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended June 30, 2012 and 2011 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended June 30, 2012
Net Interest Income	$38,680	$30,817	$3,585	$22,299	$95,381
Provision for Credit Losses	3,334	157	301	(3,164)	628
Net Interest Income After Provision for Credit Losses	35,346	30,660	3,284	25,463	94,753
Noninterest Income	21,389	8,552	15,058	1,849	46,848
Noninterest Expense	(43,797)	(21,597)	(13,875)	(1,478)	(80,747)
Income Before Provision for Income Taxes	12,938	17,615	4,467	25,834	60,854
Provision for Income Taxes	(4,787)	(6,035)	(1,653)	(7,632)	(20,107)
Net Income	$8,151	$11,580	$2,814	$18,202	$40,747
Total Assets as of June 30, 2012	$3,246,917	$2,289,516	$287,669	$8,091,524	$13,915,626

Three Months Ended June 30, 2011
Net Interest Income	$43,890	$34,686	$3,792	$15,131	$97,499
Provision for Credit Losses	5,585	397	-	(2,382)	3,600
Net Interest Income After Provision for Credit Losses	38,305	34,289	3,792	17,513	93,899
Noninterest Income	21,697	9,741	15,234	2,791	49,463
Noninterest Expense	(52,268)	(24,236)	(15,043)	(2,227)	(93,774)
Income Before Provision for Income Taxes	7,734	19,794	3,983	18,077	49,588
Provision for Income Taxes	(2,861)	(6,946)	(1,474)	(3,159)	(14,440)
Net Income	$4,873	$12,848	$2,509	$14,918	$35,148
Total Assets as of June 30, 2011	$3,058,041	$2,266,089	$221,347	$7,615,727	$13,161,204

Six Months Ended June 30, 2012
Net Interest Income	$78,649	$62,259	$7,131	$45,290	$193,329
Provision for Credit Losses	7,364	(511)	290	(6,164)	979
Net Interest Income After Provision for Credit Losses	71,285	62,770	6,841	51,454	192,350
Noninterest Income	40,525	20,129	29,132	5,144	94,930
Noninterest Expense	(88,304)	(45,127)	(29,006)	(3,517)	(165,954)
Income Before Provision for Income Taxes	23,506	37,772	6,967	53,081	121,326
Provision for Income Taxes	(8,697)	(9,052)	(2,578)	(16,442)	(36,769)
Net Income	$14,809	$28,720	$4,389	$36,639	$84,557
Total Assets as of June 30, 2012	$3,246,917	$2,289,516	$287,669	$8,091,524	$13,915,626

Six Months Ended June 30, 2011
Net Interest Income	$88,314	$69,689	$7,655	$31,538	$197,196
Provision for Credit Losses	10,628	209	(140)	(2,406)	8,291
Net Interest Income After Provision for Credit Losses	77,686	69,480	7,795	33,944	188,905
Noninterest Income	41,817	18,797	30,283	12,488	103,385
Noninterest Expense	(96,087)	(48,738)	(30,447)	(4,584)	(179,856)
Income Before Provision for Income Taxes	23,416	39,539	7,631	41,848	112,434
Provision for Income Taxes	(8,664)	(13,748)	(2,824)	(9,690)	(34,926)
Net Income	$14,752	$25,791	$4,807	$32,158	$77,508
Total Assets as of June 30, 2011	$3,058,041	$2,266,089	$221,347	$7,615,727	$13,161,204

Note 9.  Pension Plans and Postretirement Benefit Plan

Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2012 and 2011.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011
Three Months Ended June 30,
Service Cost	$-	$-	$145	$123
Interest Cost	1,263	1,305	319	359
Expected Return on Plan Assets	(1,449)	(1,612)	-	-
Amortization of:
Prior Service Credit	-	-	(81)	(53)
Net Actuarial Losses	335	830	-	-
Net Periodic Benefit Cost	$149	$523	$383	$429

Six Months Ended June 30,
Service Cost	$-	$-	$290	$246
Interest Cost	2,526	2,610	639	719
Expected Return on Plan Assets	(3,017)	(3,225)	-	-
Amortization of:
Prior Service Credit	-	-	(162)	(106)
Net Actuarial Losses (Gains)	667	1,661	-	(1)
Net Periodic Benefit Cost	$176	$1,046	$767	$858

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2012, the Company contributed $0.1 million and $5.2 million, respectively, to the pension plans and $0.2 million and $0.3 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $5.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2012.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$7,377	$-	$2,344	$10
Forward Commitments	37	1,799	8	946
Interest Rate Swap Agreements	35,296	35,567	35,503	35,779
Foreign Exchange Contracts	156	125	230	97
Total	$42,866	$37,491	$38,085	$36,832

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the three and six months ended June 30, 2012 and 2011:

	Location of Net Gains	Three Months Ended		Six Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	June 30,		June 30,
as Hedging Instruments (dollars in thousands)	Statement of Income	2012	2011	2012	2011
Interest Rate Lock Commitments	Mortgage Banking	$9,363	$1,908	$13,066	$3,389
Forward Commitments	Mortgage Banking	(2,028)	(341)	(1,762)	(105)
Interest Rate Swap Agreements	Other Noninterest Income	(11)	339	5	367
Foreign Exchange Contracts	Other Noninterest Income	713	743	1,580	1,640
Total		$8,037	$2,649	$12,889	$5,291

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

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of June 30, 2012 and December 31, 2011, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Bank’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $35.6 million and $35.8 million as of June 30, 2012 and December 31, 2011, respectively.  The collateral posted by the Company for these net liability positions was $2.9 million and $3.6 million as of June 30, 2012 and December 31, 2011, respectively.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of June 30, 2012, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Credit Commitments

The Company’s credit commitments as of June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Unfunded Commitments to Extend Credit	$2,016,176	$1,975,327
Standby Letters of Credit	65,528	74,082
Commercial Letters of Credit	13,338	18,486
Total Credit Commitments	$2,095,042	$2,067,895

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2012 and December 31, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$693,233	$423,785	$-	$1,117,018
Debt Securities Issued by States and Political Subdivisions	-	703,740	-	703,740
Debt Securities Issued by Corporations	-	93,485	-	93,485
Mortgage-Backed Securities Issued by Government Agencies	-	1,377,990	-	1,377,990
U.S. Government-Sponsored Enterprises	-	47,239	-	47,239
Total Mortgage-Backed Securities	-	1,425,229	-	1,425,229
Total Investment Securities Available-for-Sale	693,233	2,646,239	-	3,339,472
Loans Held for Sale	-	14,223	-	14,223
Mortgage Servicing Rights	-	-	5,459	5,459
Other Assets	12,091	-	-	12,091
Net Derivative Assets and Liabilities	-	(1,731)	7,106	5,375
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2012	$705,324	$2,658,731	$12,565	$3,376,620

December 31, 2011
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$822,508	$408,510	$-	$1,231,018
Debt Securities Issued by States and Political Subdivisions	-	407,059	-	407,059
Debt Securities Issued by Corporations	-	96,387	-	96,387
Mortgage-Backed Securities Issued by Government Agencies	-	1,655,872	-	1,655,872
U.S. Government-Sponsored Enterprises	-	61,549	-	61,549
Total Mortgage-Backed Securities	-	1,717,421	-	1,717,421
Total Investment Securities Available-for-Sale	822,508	2,629,377	-	3,451,885
Loans Held for Sale	-	18,957	-	18,957
Mortgage Servicing Rights	-	-	7,131	7,131
Other Assets	11,082	-	-	11,082
Net Derivative Assets and Liabilities	-	(805)	2,058	1,253
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011	$833,590	$2,647,529	$9,189	$3,490,308

For the three and six months ended June 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2012
Balance as of April 1, 2012	$6,423	$2,052	$8,475
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(964)	9,352	8,388
Transfers to Loans Held for Sale	-	(4,298)	(4,298)
Balance as of June 30, 2012	$5,459	$7,106	$12,565
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2012	$(568)	$7,106	$6,538

Three Months Ended June 30, 2011
Balance as of April 1, 2011	$9,692	$606	$10,298
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(840)	1,877	1,037
Transfers to Loans Held for Sale	-	(2,051)	(2,051)
Balance as of June 30, 2011	$8,852	$432	$9,284
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2011	$(553)	$432	$(121)

Six Months Ended June 30, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,672)	13,071	11,399
Transfers to Loans Held for Sale	-	(8,023)	(8,023)
Balance as of June 30, 2012	$5,459	$7,106	$12,565
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2012	$(881)	$7,106	$6,225

Six Months Ended June 30, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,374)	3,386	2,012
Transfers to Loans Held for Sale	-	(2,622)	(2,622)
Balance as of June 30, 2011	$8,852	$432	$9,284
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2011	$(487)	$432	$(55)

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
	Fair Value at			Unobservable
(dollars in thousands)	June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
Mortgage Servicing Rights	$24,396	Discounted Cash Flow	Weighted Average Constant Prepayment Rate [1]	14.49%
			Weighted Average Discount Rate [2]	5.47%
Net Derivative Assets and Liabilities
Interest Rate Lock Commitments	$7,377	Pricing Model	Weighted Average Closing Ratio	86.22%
Interest Rate Swap Agreements	$(271)	Discounted Cash Flow	Weighted Average Credit Factor	0.76%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions of each other.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of June 30, 2012 and 2011, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2012 and December 31, 2011.

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
(dollars in thousands)	Fair Value	Unpaid Principal	Unpaid Principal
June 30, 2012
Loans Held for Sale	$14,223	$13,676	$547

December 31, 2011
Loans Held for Sale	$18,957	$18,088	$869

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2012, the Company recorded a net loss of $0.7 million and $0.9 million, respectively, as a result of the change in fair value of the Company’s residential mortgage loans held for sale.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,729,665	$3,828,954	$185,272	$3,643,682	$-
Loans[1]	5,220,775	5,572,928	-	-	5,572,928

Financial Instruments - Liabilities
Time Deposits	1,943,231	1,953,931	-	1,953,931	-
Securities Sold Under Agreements to Repurchase	1,065,653	1,181,110	-	1,181,110	-
Long-Term Debt[2]	19,185	21,986	-	21,986	-

December 31, 2011
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,657,796	$3,754,206	$186,178	$3,568,028	$-
Loans[1]	5,098,681	5,373,777	-	-	5,373,777

Financial Instruments - Liabilities
Time Deposits	1,337,079	1,347,576	-	1,347,576	-
Securities Sold Under Agreements to Repurchase	1,925,998	2,031,057	-	2,031,057	-
Long-Term Debt[2]	21,787	24,076	-	24,076	-

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

Exceptional people working together are the foundation for our success and enable us to build exceptional value for our customers, communities, shareholders, and each other.  Excellence, integrity, respect, innovation, commitment, and teamwork are the core values for the way we do business.  Our business plan is balanced between growth and risk management, including the flexibility to adjust, given the uncertainties of the economy.  We remain cautious about the economy, interest rates, and loan demand.  We intend to continue to focus on providing customers with a competitive mix of products and services, improving expense management, and efficiently managing capital.

Hawaii Economy

Hawaii’s economy was stable during the second quarter of 2012 with continued improvement in tourism, the State’s largest industry.  For the first five months of 2012, total visitor arrivals increased by 10.0% and visitor spending increased by 16.8% compared to the same period in 2011.  The increase in visitor spending was primarily due to strong growth from international visitors.  Hotel occupancy and revenue per available room also continued to improve.  Statewide seasonally-adjusted unemployment was 6.4% in June 2012, compared to 8.2% nationally.  For the first six months of 2012, the volume of single-family home sales on Oahu was relatively unchanged from the same period in 2011, while the median price of single-family homes sold was 8.7% higher compared to the same period in 2011.   Single-family home inventory on Oahu continued to shrink and was at approximately four months as of June 30, 2012.

Earnings Summary

Net income for the second quarter of 2012 was $40.7 million, an increase of $5.6 million or 16% compared to the same period in 2011.  Diluted earnings per share were $0.90 for the second quarter of 2012, an increase of $0.16 or 22% compared to the same period in 2011.  The change in net income for the second quarter of 2012 was primarily due to the following:

•                  Net interest income for the second quarter of 2012 was $95.4 million, a decrease of $2.1 million or 2% compared to the same period in 2011.  The net interest margin was 2.98% in the second quarter of 2012, a decrease of 18 basis points compared to the same period in 2011.  This decrease was primarily due to lower yields on loans and investments, a result of the low interest rate environment.

•                  The provision for credit losses (the “Provision”) for the second quarter of 2012 was $0.6 million, a decrease of $3.0 million or 83% compared to the same period in 2011.  This decrease was primarily due to improving credit trends and the underlying risk profile of the loan portfolio as economic conditions in Hawaii continued to stabilize.

•                  Mortgage banking income for the second quarter of 2012 was $7.6 million, an increase of $4.9 million compared to the same period in 2011.  This was primarily due to an increase in loan origination volume related to refinancing activity, a result of low interest rates.

•                  Salaries and benefits expense for the second quarter of 2012 was $44.0 million, a decrease of $2.8 million or 6% compared to the same period in 2011.  As of June 30, 2012, we had 4% fewer full-time equivalent employees compared to June 30, 2011.  We also recorded lower share-based compensation, retirement plan expense, and separation expense in the second quarter of 2012 compared to the same period in 2011.

•                  Other noninterest expense for the second quarter of 2012 was $17.5 million, a decrease of $9.9 million or 36% compared to the same period in 2011.  This was primarily due to a $9.0 million accrual related to the settlement of overdraft litigation recorded in the second quarter of 2011.

We also experienced lower debit card income and a higher provision for income taxes.  Debit card income was $4.1 million for the second quarter of 2012, a decrease of $4.0 million or 49% compared to the same period in 2011.  This decrease was primarily due to changes in debit card interchange rules as a result of pricing restrictions imposed by the Durbin Amendment which was effective October 1, 2011.  The provision for income taxes was $20.1 million for the second quarter of 2012, an increase of $5.7 million or 39% compared to the same period in 2011.  This increase was primarily due to higher pre-tax income in the second quarter of 2012 compared to the same period in 2011 as well as a benefit for the release of reserves recorded in the second quarter of 2011.

Net income for the first six months of 2012 was $84.6 million, an increase of $7.0 million or 9% compared to the same period in 2011.  Diluted earnings per share were $1.85 for the first six months of 2012, an increase of $0.23 or 14% compared to the same period in 2011.  The change in net income for the first six months of 2012 was primarily due to the following:

•                  Net interest income was $193.3 million for the first six months of 2012, a decrease of $3.9 million or 2% compared to the same period in 2011.  The net interest margin was 3.02% for the first six months of 2012, a decrease of 18 basis points compared to the same period in 2011.  This decrease was primarily due to lower yields on loans and investments, a result of the low interest rate environment, and investing conservatively.

•                  The Provision for the first six months of 2012 was $1.0 million, a decrease of $7.3 million compared to the same period in 2011.  Consistent with improvements in our credit quality, the Provision was $6.2 million less than net charge-offs of loans and leases for the first six months of 2012 compared to the same period in 2011.

•                  Mortgage banking income for the first six months of 2012 was $12.6 million, an increase of $6.8 million compared to the same period in 2011.   This was primarily due to increased loan refinancing activity as a result of low interest rates.

•                  Salaries and benefits expense for the first six months of 2012 was $91.1 million, a decrease of $2.5 million or 3% compared to the same period in 2011.  As noted above, we had 4% fewer full-time equivalent employees as of June 30, 2012 compared to June 30, 2011.  We also recorded lower retirement plan expense and separation expense for the first six months of 2012 compared to the same period in 2011.

•                  Other noninterest expense for the first six months of 2012 was $35.1 million, a decrease of $11.2 million or 24% compared to the same period in 2011.  As previously noted, our financial results in 2011 were adversely impacted by a $9.0 million accrual related to the settlement of overdraft litigation.

We also experienced lower debit card income and gains from the sale of investment securities.  Debit card income was $7.6 million for the first six months of 2012, a decrease of $7.0 million or 48% compared to the same period in 2011.  As previously noted, this decrease was primarily due to the provisions of the Durbin Amendment which was effective October 1, 2011.  Net losses from the sales of investment securities were $0.1 million for the first six months of 2012 compared to net gains of $6.1 million for the same period in 2011.  The amount and timing of our sale of investment securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Our results for the first six months of 2012 were influenced by a stable and generally improving economy in Hawaii.  However, we remained cautious about the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  We also continued to monitor regulatory changes and the associated costs of compliance as well as volatility in the financial markets.  As a result of the uncertainties in the economic recovery, we continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.  In particular:

•                  The allowance for loan and lease losses (the “Allowance”) was $132.4 million as of June 30, 2012, a decrease of $6.2 million or 4% from December 31, 2011.  The ratio of our Allowance to total loans and leases outstanding decreased to 2.34% as of June 30, 2012, compared to 2.50% as of December 31, 2011.  Absent significant deterioration in the economy and assuming continued improvement and/or stability in credit quality, we may reduce the Allowance in future periods.

•                  Total deposits were $11.5 billion as of June 30, 2012, an increase of $955.4 million or 9% from December 31, 2011.  This increase was primarily due to local government entities transferring funds from repurchase agreements to time deposits.  Commercial and consumer deposits also increased over this period as customers remain cautious about investing and spending.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of June 30, 2012, the total carrying value of our investment securities portfolio was $7.1 billion.  During the first six months of 2012, we continued to increase our state and municipal bond holdings in an effort to partially offset extension risk associated with our mortgage-backed securities.

•                  Total shareholders’ equity was $1.0 billion as of June 30, 2012, relatively unchanged from December 31, 2011.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2012, we repurchased 1.1 million shares of common stock at a total cost of $50.0 million under our share repurchase program.  We also paid cash dividends of $41.1 million during the first six months of 2012.  In the second quarter of 2012, we reduced our share repurchases to $20.0 million compared to $30.0 million in the first quarter of 2012.

In 2012, should economic conditions continue to stabilize in Hawaii, we may see improving prospects for loan growth in certain portfolios.  However, we remain cautious about interest rates, the uncertainties of government regulation, as well as increased pressure on fee-based revenues in future periods.  In particular, the full year impact of compliance with the Durbin Amendment in 2012 is expected to significantly reduce debit card income.  For the remainder of 2012, we intend to continue to focus on controlling expenses and maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
For the Period:
Operating Results
Net Interest Income	$95,381	$97,499	$193,329	$197,196
Provision for Credit Losses	628	3,600	979	8,291
Total Noninterest Income	46,848	49,463	94,930	103,385
Total Noninterest Expense	80,747	93,774	165,954	179,856
Net Income	40,747	35,148	84,557	77,508
Basic Earnings Per Share	0.90	0.74	1.86	1.63
Diluted Earnings Per Share	0.90	0.74	1.85	1.62
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.19%	1.09%	1.24%	1.21%
Return on Average Shareholders’ Equity	16.19	13.86	16.73	15.36
Efficiency Ratio [1]	56.77	63.81	57.57	59.84
Net Interest Margin [2]	2.98	3.16	3.02	3.20
Dividend Payout Ratio [3]	50.00	60.81	48.39	55.21
Average Shareholders’ Equity to Average Assets	7.36	7.84	7.41	7.85

Average Balances
Average Loans and Leases	$5,641,588	$5,326,123	$5,602,473	$5,318,993
Average Assets	13,750,488	12,967,232	13,715,859	12,966,437
Average Deposits	10,622,420	9,790,349	10,526,317	9,831,809
Average Shareholders’ Equity	1,012,182	1,016,813	1,016,425	1,017,795

Market Price Per Share of Common Stock
Closing	$45.95	$46.52	$45.95	$46.52
High	49.99	49.26	49.99	49.26
Low	44.02	44.90	44.02	44.32

			June 30,	December 31,
			2012	2011
As of Period End:
Balance Sheet Totals
Loans and Leases			$5,671,483	$5,538,304
Total Assets			13,915,626	13,846,391
Total Deposits			11,547,993	10,592,623
Long-Term Debt			28,075	30,696
Total Shareholders’ Equity			1,003,825	1,002,667

Asset Quality
Allowance for Loan and Lease Losses			$132,443	$138,606
Non-Performing Assets			41,494	40,790

Financial Ratios
Allowance to Loans and Leases Outstanding			2.34%	2.50%
Tier 1 Capital Ratio			16.41	16.68
Total Capital Ratio			17.67	17.95
Tier 1 Leverage Ratio			6.57	6.73
Total Shareholders’ Equity to Total Assets			7.21	7.24
Tangible Common Equity to Tangible Assets [4]			7.00	7.03
Tangible Common Equity to Risk-Weighted Assets [4]			17.57	17.93

Non-Financial Data
Full-Time Equivalent Employees			2,312	2,370
Branches and Offices			77	81
ATMs			494	506

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

GAAP to Non-GAAP Reconciliation		Table 2
	June 30,	December 31,
(dollars in thousands)	2012	2011
Total Shareholders’ Equity	$1,003,825	$1,002,667
Less: Goodwill	31,517	31,517
Intangible Assets	58	83
Tangible Common Equity	$972,250	$971,067

Total Assets	$13,915,626	$13,846,391
Less: Goodwill	31,517	31,517
Intangible Assets	58	83
Tangible Assets	$13,884,051	$13,814,791
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,532,285	$5,414,481

Total Shareholders’ Equity to Total Assets	7.21%	7.24%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.00%	7.03%

Tier 1 Capital Ratio	16.41%	16.68%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	17.57%	17.93%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates – Taxable-Equivalent Basis	Table 3

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011			June 30, 2012			June 30, 2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$3.0	$-	0.12%	$5.3	$-	0.15%	$3.1	$-	0.19%	$4.7	$-	0.02%
Funds Sold	237.8	0.1	0.20	518.4	0.3	0.23	250.1	0.2	0.20	488.0	0.6	0.22
Investment Securities
Available-for-Sale	3,410.4	19.4	2.27	4,061.4	23.9	2.35	3,431.0	39.0	2.28	4,849.8	61.9	2.56
Held-to-Maturity	3,788.9	25.1	2.65	2,418.0	20.6	3.40	3,763.1	51.5	2.74	1,663.6	28.2	3.39
Loans Held for Sale	12.1	0.1	4.22	11.5	0.1	3.25	12.0	0.3	4.22	10.0	0.2	4.26
Loans and Leases [1]
Commercial and Industrial	786.3	7.7	3.93	772.4	7.8	4.02	796.1	15.8	3.98	774.1	15.6	4.07
Commercial Mortgage	953.5	10.4	4.40	890.9	10.8	4.87	947.6	21.0	4.45	871.2	21.2	4.90
Construction	99.7	1.3	5.07	79.3	1.0	5.24	101.6	2.6	5.21	80.0	2.0	5.14
Commercial Lease Financing	284.5	1.7	2.36	329.5	2.3	2.79	289.4	3.4	2.35	331.5	4.6	2.77
Residential Mortgage	2,371.7	27.9	4.71	2,113.3	27.7	5.25	2,318.0	55.7	4.80	2,107.0	56.3	5.34
Home Equity	772.3	8.4	4.36	785.3	9.5	4.83	775.6	16.9	4.39	790.6	19.1	4.87
Automobile	193.7	2.9	6.03	192.8	3.3	6.92	193.4	5.9	6.12	197.9	6.9	7.03
Other [2]	179.9	3.6	8.12	162.6	3.0	7.50	180.8	7.3	8.10	166.7	6.2	7.52
Total Loans and Leases	5,641.6	63.9	4.54	5,326.1	65.4	4.92	5,602.5	128.6	4.60	5,319.0	131.9	4.98
Other	80.0	0.3	1.41	79.9	0.3	1.40	80.0	0.6	1.40	79.9	0.6	1.40
Total Earning Assets [3]	13,173.8	108.9	3.31	12,420.6	110.6	3.56	13,141.8	220.2	3.36	12,415.0	223.4	3.61
Cash and Noninterest-Bearing Deposits	131.7			129.3			134.5			131.9
Other Assets	445.0			417.3			439.6			419.5
Total Assets	$13,750.5			$12,967.2			$13,715.9			$12,966.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	1,906.1	0.1	0.03	1,769.6	0.2	0.04	1,886.6	0.2	0.03	1,787.2	0.4	0.04
Savings	4,444.5	1.1	0.10	4,523.0	1.9	0.17	4,441.8	2.4	0.11	4,529.9	4.1	0.18
Time	1,253.9	2.0	0.63	1,009.5	2.7	1.07	1,257.0	4.1	0.64	1,027.6	5.5	1.08
Total Interest-Bearing Deposits	7,604.5	3.2	0.17	7,302.1	4.8	0.26	7,585.4	6.7	0.18	7,344.7	10.0	0.28
Short-Term Borrowings	15.0	-	0.14	16.2	-	0.13	15.3	-	0.13	16.6	-	0.13
Securities Sold Under Agreements to Repurchase	1,808.5	7.3	1.59	1,862.4	7.4	1.56	1,862.3	14.6	1.55	1,812.2	14.4	1.58
Long-Term Debt	30.6	0.5	6.51	32.6	0.5	6.49	30.7	1.0	6.50	32.6	1.0	5.99
Total Interest-Bearing Liabilities	9,458.6	11.0	0.46	9,213.3	12.7	0.55	9,493.7	22.3	0.47	9,206.1	25.4	0.55
Net Interest Income		$97.9			$97.9			$197.9			$198.0
Interest Rate Spread			2.85%			3.01%			2.89%			3.06%
Net Interest Margin			2.98%			3.16%			3.02%			3.20%
Noninterest-Bearing Demand Deposits	3,017.9			2,488.2			2,940.9			2,487.0
Other Liabilities	261.8			248.9			264.9			255.5
Shareholders’ Equity	1,012.2			1,016.8			1,016.4			1,017.8
Total Liabilities and Shareholders’ Equity	$13,750.5			$12,967.2			$13,715.9			$12,966.4

1  Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2  Comprised of other consumer revolving credit, installment, and consumer lease financing.

3  Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,481,000 and $395,000 for the three months ended June 30, 2012 and 2011, respectively, and $4,551,000 and $778,000 for the six months ended June 30, 2012 and 2011, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2012
	Compared to June 30, 2011
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.3)	$(0.1)	$(0.4)
Investment Securities
Available-for-Sale	(16.7)	(6.2)	(22.9)
Held-to-Maturity	29.6	(6.3)	23.3
Loans Held for Sale	0.1	-	0.1
Loans and Leases
Commercial and Industrial	0.5	(0.3)	0.2
Commercial Mortgage	1.8	(2.0)	(0.2)
Construction	0.6	-	0.6
Commercial Lease Financing	(0.5)	(0.7)	(1.2)
Residential Mortgage	5.4	(6.0)	(0.6)
Home Equity	(0.4)	(1.8)	(2.2)
Automobile	(0.2)	(0.8)	(1.0)
Other [2]	0.6	0.5	1.1
Total Loans and Leases	7.8	(11.1)	(3.3)
Total Change in Interest Income	20.5	(23.7)	(3.2)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.2)	(0.2)
Savings	(0.1)	(1.6)	(1.7)
Time	1.1	(2.5)	(1.4)
Total Interest-Bearing Deposits	1.0	(4.3)	(3.3)
Securities Sold Under Agreements to Repurchase	0.5	(0.3)	0.2
Long-Term Debt	(0.1)	0.1	-
Total Change in Interest Expense	1.4	(4.5)	(3.1)

Change in Net Interest Income	$19.1	$(19.2)	$(0.1)

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

Net interest income was $95.4 million in the second quarter of 2012, a decrease of $2.1 million or 2% compared to the same period in 2011.  On a taxable-equivalent basis, net interest income was $97.9 million in the second quarter of 2012, relatively unchanged compared to the same period in 2011.  The net interest margin was 2.98% in the second quarter of 2012, a decrease of 18 basis points compared to the same period in 2011.  Net interest income was $193.3 million for the first six months of 2012, a decrease of $3.9 million or 2% compared to the same period in 2011.  On a taxable-equivalent basis, net interest income was $197.9 million for the first six months of 2012, relatively unchanged compared to the same period in 2011.  The net interest margin was 3.02% for the first six months of 2012, a decrease of 18 basis points compared to the same period in 2011.  The lower margins in 2012 were primarily due to lower yields on loans and investment securities.

Yields on our earning assets decreased by 25 basis points in both the second quarter of 2012 and for the first six months of 2012 compared to the same periods in 2011, reflective of higher levels of liquidity and lower yields on investment securities and loans.  Yields on our investment securities portfolio decreased by 27 basis points in the second quarter of 2012 and by 25 basis points for the first six months of 2012 compared to the same periods in 2011.  Also contributing to the decline in yields on our earning assets in 2012 were lower yields in nearly every category of loans and leases.  Partially offsetting the lower yields on our earning assets were lower funding costs, primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our time deposits decreased by 44 basis points in both the second quarter of 2012 and for the first six months of 2012 compared to the same periods in 2011.

Average balances of our earning assets increased by $753.2 million or 6% in the second quarter of 2012 compared to the same period in 2011, primarily due to a $720.0 million increase in average balances of our investment securities portfolio.  We invested our excess liquidity into state and municipal securities and securities issued by the Small Business Administration (the “SBA”) in an effort to manage extension risk related to our mortgage-backed securities.  Average balances of our investments in state and municipal bond holdings increased by $551.5 million and average balances of our SBA securities increased by $421.2 million in the second quarter of 2012 compared to the same period in 2011.  This was partially offset by a $210.4 million decrease in average balances of our U.S. Treasury notes.  Also contributing to the increase in our average balances of earning assets was a $315.5 million increase in average loan and lease balances primarily due to a $258.4 million increase in the average balance of our residential mortgage loan portfolio primarily due to our decision to retain additional conforming saleable loans in our portfolio.

Average balances of our earning assets increased by $726.8 million or 6% for the first six months of 2012 compared to the same period in 2011, primarily due to a $680.6 million increase in average balances of our investment securities portfolio.  In 2011 and during the first six months of 2012, we reduced our holdings in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”).  Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $268.5 million for the first six months of 2012 compared to the same period in 2011.  As noted above, we invested our excess liquidity into state and municipal securities and securities issued by the SBA.  Average balances of our investments in state and municipal bond holdings increased by $489.0 million and average balances of our SBA securities increased by $420.5 million for the first six months of 2012 compared to the same period in 2011.  Also contributing to the increase in our average balances of earning assets was a $283.5 million increase in average loan and lease balances primarily due to a $211.1 million increase in the average balance of our residential mortgage loan portfolio primarily due to our decision to retain additional conforming saleable loans in our portfolio.

Average balances of our interest-bearing liabilities increased by $245.3 million or 3% in the second quarter of 2012 and by $287.6 million or 3% for the first six months of 2012 compared to the same periods in 2011 primarily due to an increase in the average balances of our public time deposits from local government entities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded a Provision of $0.6 million in the second quarter of 2012 and $1.0 million for the first six months of 2012 compared to a Provision of $3.6 million in the second quarter of 2011 and $8.3 million for the first six months of 2011.  The lower Provision recorded in the second quarter of 2012 and for the first six months of 2012 reflected improving credit trends and the underlying risk profile of the loan portfolio as economic conditions in Hawaii continued to further stabilize.  Net charge-offs were $3.8 million for the second quarter of 2012 and $7.1 million for the first six months of 2012, a decrease of $2.2 million and $3.5 million compared to the same periods in 2011, respectively.  Non-performing assets appears to have stabilized and were $41.5 million as of June 30, 2012, an increase of $0.7 million or 2% from December 31, 2011.  For further discussion, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the Allowance.

Noninterest Income

Noninterest income decreased by $2.6 million or 5% in the second quarter of 2012 and by $8.5 million or 8% for the first six months of 2012 compared to the same periods in 2011.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $9.9 billion as of June 30, 2012, $9.3 billion as of December 31, 2011, and $10.2 billion as of June 30, 2011.  Trust and asset management income decreased by $0.2 million or 2% in the second quarter of 2012 and by $1.1 million or 5% for the first six months of 2012 compared to the same periods in 2011.  The decrease for the first six months of 2012 was primarily due to a $0.5 million decline in special service fees which were mainly the result of two large termination fees recorded in the first quarter of 2011.  In addition, mutual fund investment management fees decreased by $0.3 million.  We made a decision to liquidate our proprietary money market funds in November 2011, resulting in the decrease in mutual fund investment management fee revenue.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income increased by $4.9 million in the second quarter of 2012 compared to the same period in 2011.  This increase was primarily due to a $5.8 million increase in net gains related to the fair value of mortgage-related derivative financial instruments, the result of higher loan origination volume and favorable interest rate movements.  Residential mortgage loan originations were $291.8 million in the second quarter of 2012, a $135.7 million or 87% increase compared to the same period in 2011.  Residential mortgage loan sales were $96.6 million in the second quarter of 2012, a $44.7 million or 86% increase compared to the same period in 2011.

Mortgage banking income increased by $6.8 million for the first six months of 2012 compared to the same period in 2011.  This increase was primarily due to an $8.0 million increase in net gains related to the fair value of mortgage-related derivative financial instruments.  As noted above, we experienced higher loan origination volume and the fair value of our mortgage-related derivative financial instruments benefited from favorable interest rate movements.  Residential mortgage loan originations were $585.7 million for the first six months of 2012, an increase of $177.9 million or 44% compared to the same period in 2011.  Residential mortgage loan sales were $195.4 million for the first six months of 2012, a decrease of $16.0 million or 8% compared to the same period in 2011.  This decrease was primarily due to our decision to retain additional conforming saleable loans in our portfolio, particularly in the first quarter of 2012.

Service charges on deposit accounts decreased by $0.2 million or 2% in the second quarter of 2012 and by $0.5 million or 3% for the first six months of 2012 compared to the same periods in 2011.  These decreases were primarily due to a decline in account analysis fees as a result of reduced charges applied against the customers’ earnings credit rate.  The decline in account analysis fees was partially offset by an increase in overdraft fees primarily due to growth in number of accounts and an increase in customers enrolling in our debit card overdraft coverage program.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges decreased by $4.3 million or 26% in the second quarter of 2012 and by $6.9 million or 22% for the first six months of 2012 compared to the same periods in 2011.  These decreases were primarily due to a decline in debit card income resulting mainly from the pricing restrictions imposed by the Durbin Amendment, which was effective October 1, 2011.

We did not sell any investment securities in the second quarter of 2012 or 2011.  Sales of investment securities resulted in a net loss of $0.1 million in the first quarter of 2012 compared to a net gain of $6.1 million for the same period in 2011.  The amount and timing of our sales of investments securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Insurance income decreased by $0.8 million or 25% in the second quarter of 2012 and by $1.3 million or 22% for the first six months of 2012 compared to the same periods in 2011.  These decreases were primarily due to lower sales of our annuity products.  The low interest rate environment, in particular, continues to adversely affect sales of our fixed annuity products.

Other noninterest income decreased by $2.0 million or 33% in the second quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to a $0.9 million decline in the fair value of mutual funds in deferred compensation and retirement plans.  However this decrease has marginal effect on net income as it is mostly offset by a corresponding decrease in salaries and benefits expense and other expense.  Also contributing to the decrease in other noninterest income was a $0.4 million decrease in gain on sale of leased equipment due to a sale that occurred in the second quarter of 2011.  In addition, we recorded $0.4 million of income in the second quarter of 2011 from facilitating customer-related interest rate swap agreements.  Other noninterest income increased by $0.7 million or 6% in the first six months of 2012 compared to the same period in 2011.  This increase was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million in the first quarter of 2012.  This increase was partially offset by a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease in the first quarter of 2012, coupled with the aforementioned $0.4 million gain on sale of leased equipment that occurred in the second quarter of 2011.  Also offsetting the increase was a $0.8 million decline in the fair value of mutual funds in deferred compensation and retirement plans, coupled with the aforementioned $0.4 million of income recognized in the second quarter of 2011 from facilitating customer-related interest rate swap agreements.

Noninterest Expense

Noninterest expense decreased by $13.0 million or 14% in the second quarter of 2012 and by $13.9 million or 8% for the first six months of 2012 compared to the same periods in 2011.

Table 5 presents the components of salaries and benefits expense.

Salaries and Benefits				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Salaries	$ 27,831	$ 29,142	$ 56,518	$ 58,217
Incentive Compensation	4,132	4,243	8,186	7,709
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	1,758	2,483	3,443	3,158
Commission Expense	1,754	1,553	3,290	3,216
Retirement and Other Benefits	3,481	3,804	7,871	8,766
Payroll Taxes	2,437	2,335	6,255	6,374
Medical, Dental, and Life Insurance	2,239	2,438	4,676	4,661
Separation Expense	405	802	822	1,481
Total Salaries and Benefits	$ 44,037	$ 46,800	$ 91,061	$ 93,582

Salaries and benefits expense decreased by $2.8 million or 6% in the second quarter of 2012 compared to the same period in 2011.  Salaries expense decreased by $1.3 million or 4% in the second quarter of 2012 compared to the same period in 2011.  We had 4% fewer full-time equivalent employees as of June 30, 2012 compared to June 30, 2011.  Share-based compensation decreased by $0.7 million primarily due to a $2.0 million accrual for a share appreciation program that was recorded in the second quarter of 2011, but subsequently reversed in the fourth quarter of 2011.  The share appreciation program was replaced by a stock option program.  Compensation expense recorded for this new stock option program was $0.8 million for the second quarter of 2012.  Also contributing to the decrease in salaries and benefits expense were declines in retirement plan expense and separation expense.  Salaries and benefits expense decreased by $2.5 million or 3% for the first six months of 2012 compared to the same period in 2011.  Salaries expense decreased by $1.7 million or 3% for the first six months of 2012 compared to the same period in 2011.  As noted above, we had 4% fewer full-time equivalent employees as of June 30, 2012 compared to June 30, 2011.  Also contributing to the decrease were declines in retirement plan expense and separation expense, partially offset by an increase in incentive compensation.

Net occupancy expense decreased by $0.4 million or 4% in the second quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to a gain recognized upon adjusting the book value of two bank-owned properties to fair value prior to being donated in the second quarter of 2012.  Net occupancy expense decreased by $0.2 million or 1% for the first six months of 2012 compared to the same period in 2011.

Net equipment expense decreased by $0.1 million or 2% in the second quarter of 2012 and increased by $1.1 million or 11% for the first six months of 2012 compared to the same periods in 2011.  The increase for the first six months of 2012 was primarily due to the purchase of technology equipment in the first quarter of 2012.

FDIC insurance expense increased by $0.1 million or 4% in the second quarter of 2012 and decreased by $1.1 million or 21% for the first six months of 2012 compared to the same periods in 2011.  The decrease for the first six months of 2012 was primarily due to lower rate assessments as a result of new rules finalized by the FDIC.  As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.”  The new rate schedule and other revisions to the assessment rules became effective April 1, 2011.

Other noninterest expense decreased by $9.9 million or 36% in the second quarter of 2012 and by $11.2 million or 24% for the first six months of 2012 compared to the same periods in 2011.  These decreases were primarily due to the accrual of $9.0 million related to the settlement of overdraft litigation recorded in the second quarter of 2011.  Also contributing to the decrease in 2012 was a decline in operating losses, which include losses as a result of bank error, fraud, items processing, or theft.  These items were partially offset by the donation in the second quarter of 2012 of two bank-owned properties appraised at $1.0 million.

Provision for Income Taxes

Table 6 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Provision for Income Taxes	$ 20,107	$ 14,440	$ 36,769	$ 34,926
Effective Tax Rates	33.04%	29.12%	30.31%	31.06%

The higher effective tax rate for the second quarter of 2012 compared to the same period in 2011 was primarily due to a benefit recorded in the second quarter of 2011 for the release of reserves due to the closing of the Internal Revenue Service audit for tax years 2007 and 2008.  The slightly lower effective tax rate for the first six months of 2012 compared to the same period in 2011 was primarily due to the sale of our equity interest in two leveraged leases which resulted in a $2.7 million credit to the provision for income taxes in the first quarter of 2012.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $7.1 billion as of June 30, 2012, a decrease of $40.5 million or 1% compared to December 31, 2011.

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

During the second quarter of 2012, we continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) and U.S. Treasury Notes.  We increased our holdings in state and municipal securities in an effort to manage extension risk related to our mortgage-backed securities.  As of June 30, 2012, our remaining portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011.  As of June 30, 2012, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future.  As of June 30, 2012, our remaining available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $172.1 million as of June 30, 2012 and $168.0 million as of December 31, 2011.  Gross unrealized losses on our temporarily impaired investment securities were $4.9 million as of June 30, 2012 and $6.6 million as of December 31, 2011.  As of June 30, 2012, the gross unrealized losses were primarily attributable to changes in interest rates related to state and municipal securities, relative to when the investment securities were purchased.

As of June 30, 2012, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 7
	June 30,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$781,688	$817,170
Commercial Mortgage	961,984	938,250
Construction	97,668	98,669
Lease Financing	281,020	311,928
Total Commercial	2,122,360	2,166,017
Consumer
Residential Mortgage	2,401,331	2,215,892
Home Equity	766,839	780,691
Automobile	194,339	192,506
Other [1]	186,614	183,198
Total Consumer	3,549,123	3,372,287
Total Loans and Leases	$5,671,483	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2012 increased by $133.2 million or 2% from December 31, 2011.

Commercial loans and leases as of June 30, 2012 decreased by $43.7 million or 2% from December 31, 2011.  Commercial and industrial loans decreased by $35.5 million or 4% from December 31, 2011 primarily due to several large payoffs during the first six months of 2012.  Commercial mortgage loans increased by $23.7 million or 3% from December 31, 2011 primarily due to refinancing activity and new lending opportunities.  Construction loans decreased by $1.0 million or 1% from December 31, 2011 as demand for new development activity remained weak.  Lease financing decreased by $30.9 million or 10% from December 31, 2011 primarily due to a $16.6 million decrease in balances related to a lessee’s decision to exercise its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012.  Also contributing to the decrease in lease financing balances was a $6.1 million decrease related to the sale and termination of an aircraft lease in the first quarter of 2012.

Consumer loans and leases as of June 30, 2012 increased by $176.8 million or 5% from December 31, 2011.  Residential mortgage loans increased by $185.4 million or 8% from December 31, 2011 primarily due to strong refinancing activity, the result of low interest rates, as well as our decision to retain additional conforming saleable loans in our portfolio.  Home equity loans decreased by $13.9 million or 2% from December 31, 2011 primarily due to continued paydowns and reduced line utilization.  As of June 30, 2012, automobile loan balances remained relatively unchanged from December 31, 2011.  Other consumer loans increased by $3.4 million or 2% from December 31, 2011 primarily due to the success of our installment loan product.

Table 8 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 8
		U.S.		Other
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Pacific Islands	Foreign [2]	Total
June 30, 2012
Commercial
Commercial and Industrial	$679,923	$31,677	$65,190	$2,362	$2,536	$781,688
Commercial Mortgage	864,993	33,637	63,354	-	-	961,984
Construction	97,668	-	-	-	-	97,668
Lease Financing	31,853	207,715	17,914	-	23,538	281,020
Total Commercial	1,674,437	273,029	146,458	2,362	26,074	2,122,360
Consumer
Residential Mortgage	2,251,156	-	145,039	5,136	-	2,401,331
Home Equity	736,806	9,024	18,923	2,086	-	766,839
Automobile	137,924	6,157	47,609	2,649	-	194,339
Other [3]	135,913	-	20,480	30,216	5	186,614
Total Consumer	3,261,799	15,181	232,051	40,087	5	3,549,123
Total Loans and Leases	$4,936,236	$288,210	$378,509	$42,449	$26,079	$5,671,483

December 31, 2011
Commercial
Commercial and Industrial	$700,570	$42,296	$67,870	$3,325	$3,109	$817,170
Commercial Mortgage	849,551	23,965	64,711	3	20	938,250
Construction	98,669	-	-	-	-	98,669
Lease Financing	30,488	236,203	21,868	-	23,369	311,928
Total Commercial	1,679,278	302,464	154,449	3,328	26,498	2,166,017
Consumer
Residential Mortgage	2,059,448	-	150,676	5,768	-	2,215,892
Home Equity	750,196	10,512	17,877	2,106	-	780,691
Automobile	140,111	9,073	41,113	2,209	-	192,506
Other [3]	139,229	-	19,136	24,828	5	183,198
Total Consumer	3,088,984	19,585	228,802	34,911	5	3,372,287
Total Loans and Leases	$4,768,262	$322,049	$383,251	$38,239	$26,503	$5,538,304

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

Other Assets

Table 9 presents the major components of other assets.

Other Assets		Table 9
	June 30,	December 31,
(dollars in thousands)	2012	2011
Bank-Owned Life Insurance	$215,218	$213,113
Federal Home Loan Bank and Federal Reserve Bank Stock	80,132	79,946
Low-Income Housing and Other Equity Investments	40,864	35,860
Derivative Financial Instruments	42,866	38,085
Prepaid Expenses	26,667	28,979
Accounts Receivable	12,553	13,607
Federal and State Tax Deposits	6,069	6,069
Other	24,636	26,113
Total Other Assets	$449,005	$441,772

Other assets increased by $7.2 million or 2% from December 31, 2011.  The increase in other assets from December 31, 2011 was primarily due to a $7.5 million increase in commitments to fund low-income housing investments.  Also contributing to the increase was a $4.8 million increase in the fair value of our derivative financial instruments and a $2.1 million increase in the value of our bank-owned life insurance.  This was partially offset by a $2.4 million decrease in funds that were in the process of settlement and a $3.8 million decrease in prepaid FDIC assessments due to amortization recorded in the first six months of 2012.

As of June 30, 2012, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $61.3 million.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of March 31, 2012, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  As such, the FHLB remains restricted from redeeming or repurchasing capital stock or paying dividends.  We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  We understand that in addition to meeting all of its regulatory capital requirements, as of March 31, 2012, the FHLB met all minimum financial requirements stipulated under a Consent Order issued by the Finance Agency in October 2010.  The FHLB also continues to meet its debt obligations and if needed has an additional source of liquidity available to U.S. Government-Sponsored Enterprises through the U.S. Treasury.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of June 30, 2012.

Deposits

Table 10 presents the composition of our deposits by major customer categories.

Deposits		Table 10
	June 30,	December 31,
(dollars in thousands)	2012	2011
Consumer	$5,360,325	$5,241,827
Commercial	4,403,095	4,320,712
Public and Other	1,784,573	1,030,084
Total Deposits	$11,547,993	$10,592,623

Our strong brand continues to play a key role as we compete with other financial institutions for a share of the deposit market.

During the second quarter of 2012, customers continued to seek liquidity and safety in light of the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  Deposit balances as of June 30, 2012 increased by $955.4 million or 9% from December 31, 2011.  The increase was primarily due to a $660.1 million increase in public time deposits, mainly the result of local government entities transferring funds from repurchase agreements to time deposits.  Also contributing to the increase was a $175.2 million increase in our consumer and commercial noninterest-bearing demand accounts and a $106.6 million increase in our consumer interest-bearing demand and savings products.

Table 11 presents the composition of our savings deposits.

Savings Deposits		Table 11
	June 30,	December 31,
(dollars in thousands)	2012	2011
Money Market	$1,701,839	$1,732,999
Regular Savings	2,734,055	2,665,639
Total Savings Deposits	$4,435,894	$4,398,638

Table 12 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 12
	Three Months Ended
	June 30,	December 31,
(dollars in thousands)	2012	2011
Average Time Deposits	$893,270	$769,024

Borrowings

Borrowings consisted of funds purchased as of June 30, 2012 and December 31, 2011.  Borrowings were $13.8 million as of June 30, 2012, a $3.0 million or 27% increase from December 31, 2011.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase	Table 13

	June 30,	December 31,
(dollars in thousands)	2012	2011
Government Entities	$465,653	$1,325,998
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$1,065,653	$1,925,998

Securities sold under agreements to repurchase as of June 30, 2012 decreased by $860.3 million or 45% from December 31, 2011.  The decrease was primarily due to local government entities transferring funds from repurchase agreements to time deposits.  As of June 30, 2012, the weighted average maturity was 119 days for our securities sold under agreements to repurchase with government entities and 5.4 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.7 years.  As of June 30, 2012, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of June 30, 2012, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.09% and 4.63%, respectively.  We have not entered into agreements in which the securities sold and the related liability were not recorded on the consolidated statements of condition.

Long-Term Debt

Long-term debt was $28.1 million as of June 30, 2012, a $2.6 million or 9% decrease from December 31, 2011.  Due to our strong liquidity position, we have not needed additional long-term funding in recent years.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Retail Banking	$8,151	$4,873	$14,809	$14,752
Commercial Banking	11,580	12,848	28,720	25,791
Investment Services	2,814	2,509	4,389	4,807
Total	22,545	20,230	47,918	45,350
Treasury and Other	18,202	14,918	36,639	32,158
Consolidated Total	$40,747	$35,148	$84,557	$77,508

Retail Banking

Net income increased by $3.3 million or 67% in the second quarter of 2012 compared to the same period in 2011 primarily due to decreases in noninterest expense and the Provision, partially offset by a decrease in net interest income. The decrease in noninterest expense was primarily due to lower allocated expenses related to the segment’s share of the $9.0 million overdraft litigation settlement accrued in the second quarter of 2011. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances and higher average loan balances.

Net income remained relatively unchanged during the first six months of 2012 compared to the same period in 2011, as decreases in noninterest expense and the Provision were largely offset by decreases in net interest income and noninterest income.  The decrease in noninterest expense was primarily due to lower allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011.  The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average balances. The decrease in noninterest income was primarily due to lower debit card interchange income resulting from the pricing restrictions imposed by the Durbin Amendment, partially offset by higher mortgage banking income.

Commercial Banking

Net income decreased by $1.3 million or 10% in the second quarter of 2012 compared to the same period in 2011 primarily due to decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expense.  The decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The decrease in noninterest income was due to lower net gains on the sale of leased assets, lower fees from facilitating customer interest rate swaps, and lower account analysis fees.  The decrease in noninterest expense was primarily due to lower allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011.

Net income increased by $2.9 million or 11% for the first six months of 2012 compared to the same period in 2011 primarily due to decreases in the provision for income taxes and noninterest expense, coupled with an increase in noninterest income, partially offset by a decrease in net interest income.  The decrease in the provision for income taxes and the increase in noninterest income were attributed to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases.  The decrease in noninterest expense was primarily due to lower other operating expense and lower allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011.   The decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.

Investment Services

Net income increased by $0.3 million or 12% in the second quarter of 2012 compared to the same period in 2011 primarily due to a decrease in noninterest expense, partially offset by decreases in net interest income and noninterest income.  The decrease in noninterest expense was primarily due to lower salaries, other operating, and allocated expenses.  The decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio.  The decrease in noninterest income was due primarily to lower annuity and life insurance fee income from the segment’s full service brokerage, partially offset by higher mortgage banking income.

Net income decreased by $0.4 million or 9% for the first six months of 2012 compared to the same period in 2011 primarily due to decreases in noninterest income and net interest income, partially offset by a decrease in noninterest expense.  The decrease in noninterest income was primarily due to lower annuity and life insurance fee income from the segment’s full service brokerage and lower special service (termination) fees, partially offset by higher mortgage banking income.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.  The decrease in noninterest expense was primarily due to lower salaries and other operating expense.

Treasury and Other

Net income increased by $3.3 million or 22% in the second quarter of 2012 compared to the same period in 2011 primarily due to an increase in net interest income.  This increase was primarily due to lower deposit funding costs.

Net income increased by $4.5 million or 14% for the first six months of 2012 compared to the same period in 2011 primarily due to an increase in net interest income coupled with a lower Provision, partially offset by a decrease in noninterest income.  The increase in net interest income was primarily due to lower deposit funding costs.  The decrease in the Provision represents a reduction in the Allowance due to improving credit trends and the underlying risk profile of the loan portfolio.  The decrease in noninterest income was primarily due to lower net investment securities gains.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2012, our overall credit risk position reflects a continued stabilizing Hawaii economy.  However, we remain cautious because of the slow pace of economic recovery both in Hawaii and the U.S. Mainland.  We also remain concerned about U.S. and global economic volatility.

Although asset quality has improved over the past two and a half years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of June 30, 2012, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential home building, residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
	June 30,	December 31,
(dollars in thousands)	2012	2011
Residential Home Building	$8,777	$13,475
Residential Land Loans	16,703	18,163
Home Equity Loans	22,029	21,413
Air Transportation	27,633	36,144
Total	$75,142	$89,195

As of June 30, 2012, our higher risk loans and leases outstanding decreased by $14.1 million or 16% from December 31, 2011.

Residential home building loans represented $48.6 million or 50% of our total commercial construction portfolio balance as of June 30, 2012.  The higher risk loans in our residential home building portfolio consist of loans with a well-defined weakness or weaknesses that could jeopardize the orderly repayment of the loans.  These higher risk loans were $8.8 million as of June 30, 2012.  This included $1.4 million in projects on the neighbor islands.  The Allowance associated with the higher risk residential home building loans, which was comprised of four loans, was $1.7 million or 19% of outstanding loan balances. There were no delinquencies in this portfolio of higher risk loans, however, one of the loans is on non-accrual status due to concerns about its full collectability.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $16.7 million as of June 30, 2012, of which $14.3 million related to properties on the neighbor islands.  The decrease in our higher risk exposure in this portfolio segment for the first six months of 2012 was primarily due to $1.2 million in paydowns and $0.3 million in charge-offs.  Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of June 30, 2012, there was a nominal specific Allowance associated with the remaining balance of our residential land loans and there were no residential land loans that were past due 90 days or more as to principal or interest.

The higher risk segment within our Hawaii home equity lending portfolio was $22.0 million or 3% of our total home equity loans outstanding as of June 30, 2012.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of June 30, 2012, there was no specific Allowance associated with the balance of our higher risk home equity loans.  The higher risk home equity loans had a 90 day past due delinquency ratio of 3.5% and $1.8 million in charge-offs were recorded during the first six months of 2012.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which is negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of June 30, 2012, our air transportation leasing portfolio was comprised of four leveraged leases on aircraft that were originated in the 1990’s and prior.  In the first six months of 2012, we sold one aircraft and terminated the lease and transferred one aircraft to equipment held for sale, a component of other assets, at the lease termination date.  These two transactions decreased our higher risk air transportation exposure by $8.6 million, which had a related Allowance of $3.4 million.  As of June 30, 2012, the

Allowance associated with our air transportation leases was $20.2 million of the outstanding balance.  For the first six months of 2012, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	June 30,	December 31,
(dollars in thousands)	2012	2011
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,778	$6,243
Commercial Mortgage	2,737	2,140
Construction	1,182	2,080
Lease Financing	-	5
Total Commercial	9,697	10,468
Consumer
Residential Mortgage	26,803	25,256
Home Equity	2,425	2,024
Total Consumer	29,228	27,280
Total Non-Accrual Loans and Leases	38,925	37,748
Foreclosed Real Estate	2,569	3,042
Total Non-Performing Assets	$41,494	$40,790

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$1	$1
Total Commercial	1	1
Consumer
Residential Mortgage	4,229	6,422
Home Equity	2,445	2,194
Automobile	98	170
Other [1]	395	435
Total Consumer	7,167	9,221
Total Accruing Loans and Leases Past Due 90 Days or More	$7,168	$9,222
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$31,124	$33,703
Total Loans and Leases	$5,671,483	$5,538,304

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.69%	0.68%

Ratio of Non-Performing Assets to Total Loans and Leases, and Foreclosed Real Estate	0.73%	0.74%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, and Commercial Foreclosed Real Estate	0.51%	0.56%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.87%	0.85%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, and Foreclosed Real Estate	0.86%	0.90%

Changes in Non-Performing Assets
Balance at December 31, 2011	$40,790
Additions	12,908
Reductions
Payments	(5,466)
Return to Accrual Status	(2,620)
Sales of Foreclosed Real Estate	(3,296)
Charge-offs/Write-downs	(822)
Total Reductions	(12,204)
Balance at June 30, 2012	$41,494

1 Comprised of other revolving credit, installment, and lease financing.

NPAs consist of non-accrual loans and leases, and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically represent increases for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they have returned to accrual status.

Total NPAs were $41.5 million as of June 30, 2012, an increase of $0.7 million or 2% from December 31, 2011.  The ratio of our non-accrual loans and leases to total loans and leases was 0.69% as of June 30, 2012 and 0.68% as of December 31, 2011.

Commercial and industrial non-accrual loans decreased by $0.5 million or 7% from December 31, 2011 primarily due to paydowns.  As of June 30, 2012, three commercial borrowers comprised 99% of the non-accrual balance in this category.  We individually evaluated these loans for impairment and have previously recorded partial charge-offs of $5.3 million on two of these loans.

Commercial mortgage non-accrual loans increased by $0.6 million from December 31, 2011 due to the addition of one loan.  We have individually evaluated all four of these loans for impairment and have previously recorded a partial charge-off of $0.5 million on one of these loans.

There was one construction non-accrual loan as of June 30, 2012 and December 31, 2011. The $0.9 million decrease from December 31, 2011was due to a partial charge-off of $0.3 million and paydowns of $0.6 million.

Residential mortgage non-accrual loans increased by $1.5 million or 6% from December 31, 2011 primarily due to $6.9 million in additions with 21% representing Oahu owner-occupant properties.  This increase was partially offset by $5.2 million in repayments.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of June 30, 2012, our residential mortgage non-accrual loans were comprised of 66 loans with a weighted average current LTV ratio of 83%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.5 million or 16% from December 31, 2011 primarily due to the sale of one commercial property in the first half of 2012.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $46.8 million as of June 30, 2012 and $47.6 million as of December 31, 2011, and had a related Allowance of $4.8 million as of June 30, 2012 and $5.5 million as of December 31, 2011.  The decrease in impaired loans during the first six months of 2012 was primarily due to payments received on commercial non-accrual loans.  As of June 30, 2012, we have recorded charge-offs of $12.0 million related to our impaired loans.  As of June 30, 2012, our impaired loans have been included in management’s assessment of the overall adequacy of the Allowance.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.2 million as of June 30, 2012, a $2.1 million or 22% decrease from December 31, 2011.  The decrease was primarily in our neighbor island residential mortgage portfolio.

Table 17 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
	June 30,	December 31,
(dollars in thousands)	2012	2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$31,124	$33,703
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	8,830	5,127
Total Restructured Loans	$39,954	$38,830

Loans modified in a TDR increased by $1.1 million or 3% from December 31, 2011.  The majority of our TDRs are residential mortgage loans where we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.  Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.  The increase in loans modified in a TDR from December 31, 2011 was primarily due to the modification of a commercial construction loan.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$141,025	$152,777	$144,025	$152,777
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,078)	(1,507)	(2,509)	(3,164)
Construction	-	-	(330)	-
Consumer
Residential Mortgage	(1,369)	(1,977)	(2,949)	(3,728)
Home Equity	(1,657)	(3,252)	(4,098)	(4,611)
Automobile	(438)	(797)	(964)	(1,826)
Other [1]	(1,394)	(1,488)	(2,845)	(3,052)
Total Loans and Leases Charged-Off	(5,936)	(9,021)	(13,695)	(16,381)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	524	399	2,457	971
Commercial Mortgage	10	-	34	-
Lease Financing	11	44	83	94
Consumer
Residential Mortgage	376	622	1,042	881
Home Equity	165	750	735	1,089
Automobile	482	652	1,020	1,301
Other [1]	577	572	1,182	1,372
Total Recoveries on Loans and Leases Previously Charged-Off	2,145	3,039	6,553	5,708
Net Loans and Leases Charged-Off	(3,791)	(5,982)	(7,142)	(10,673)
Provision for Credit Losses	628	3,600	979	8,291
Balance at End of Period [2]	$137,862	$150,395	$137,862	$150,395

Components
Allowance for Loan and Lease Losses	$132,443	$144,976	$132,443	$144,976
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$137,862	$150,395	$137,862	$150,395

Average Loans and Leases Outstanding	$5,641,588	$5,326,123	$5,602,473	$5,318,993

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.27%	0.45%	0.26%	0.40%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.34%	2.71%	2.34%	2.71%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the Consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2012, the Allowance was $132.4 million or 2.34% of total loans and leases outstanding, compared with an Allowance of $138.6 million or 2.50% of total loans and leases outstanding as of December 31, 2011.  The decrease in the Allowance was commensurate with improvements in credit quality and a generally improving economy in Hawaii.   With continued stability in the Hawaii economy and continued improvements in our credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

The allocation of the Allowance between the commercial and consumer categories changed during the first six months of 2012 based on management’s ongoing assessment of the Allowance.  Factors contributing to the change in the allocation of the Allowance included management’s consideration of energy prices, economic uncertainty both domestically and globally, and the direct and indirect impact these items potentially have on Hawaii tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive trends through 2011 and for the first six months of 2012.

Net charge-offs of loans and leases were $3.8 million or 0.27% of total average loans and leases in the second quarter of 2012 compared to $6.0 million or 0.45% of total average loans and leases in the second quarter of 2011.  Net charge-offs of loans and leases were $7.1 million or 0.26% of total average loans and leases in the first six months of 2012 compared to $10.7 million or 0.40% of total average loans and leases in the first six months of 2011.  In 2012 we experienced improvement in net charge-offs in all of our lending categories except for commercial construction. We recorded a $0.3 million partial charge-off on a commercial construction loan in the first six months of 2012, while this lending category had no charge-offs in the first six months of 2011.  Net charge-offs of loans and leases in the second quarter of 2012 and for the first six months of 2012 were primarily in our home equity and residential mortgage portfolios. These loan portfolios, while improved over 2011, continue to be negatively impacted by elevated but declining unemployment levels and continued downward trending of neighbor island residential real estate prices.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2012, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of June 30, 2012, unchanged from December 31, 2011.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

As of June 30, 2012, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.9 billion.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the first six months of 2012, we repurchased two residential mortgage loans with an unpaid principal balance totaling $0.7 million as a result of the representation and warranty provisions contained in these contracts.  One of these loans was delinquent as to principal and interest at the time of repurchase.  However, no losses were incurred related to these repurchases.  As of June 30, 2012, there were no pending repurchase requests related to representation and warranty provisions.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include repurchase of an affected loan.  As of June 30, 2012, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of June 30, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends and thus have not established a liability for losses related to mortgage loan repurchases.  As of June 30, 2012, 99% of our residential mortgage loans serviced for investors were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2012 and December 31, 2011, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of June 30, 2012, net interest income sensitivity to changes in interest rates as of June 30, 2012 was more sensitive compared to the sensitivity profile as of December 31, 2011.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile	Table 19

	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2012		December 31, 2011
Gradual Change in Interest Rates (basis points)
+200	$ 5,771	1.6%	$ 2,934	0.8%
+100	3,381	0.9%	2,036	0.5%
-100	(8,893)	-2.4%	(7,900)	-2.0%

Immediate Change in Interest Rates (basis points)
+200	$ 11,095	3.0%	$ 10,086	2.6%
+100	8,097	2.2%	7,226	1.9%
-100	(25,958)	-7.1%	(25,750)	-6.7%

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

We continued to maintain a strong liquidity position throughout the second quarter of 2012.  As of June 30, 2012, cash and cash equivalents were $634.2 million, available-for-sale investment securities were $3.3 billion, and total deposits were $11.5 billion.  As of June 30, 2012, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, state and municipal securities, and in U.S. Treasury Notes.  As of June 30, 2012, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2012, the Company and the Bank were “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2012 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2012, shareholders’ equity was $1.0 billion, relatively unchanged from December 31, 2011.  Earnings for the first six months of 2012 of $84.6 million and common stock issuances of $8.4 million were offset by cash dividends paid of $41.1 million and a net decrease in unrealized gains related to available-for-sale and held-to-maturity investment securities of $3.1 million.  In the first six months of 2012, we also repurchased 1.1 million shares of our common stock under our share repurchase program at an average cost per share of $46.95 and a total cost of $50.0 million.  In the second quarter of 2012, we reduced our share repurchases to $20.0 million compared to $30.0 million in the first quarter of 2012.  From the beginning of our share repurchase program in July 2001 through June 30, 2012, we repurchased a total of

49.6 million shares of common stock and returned a total of $1.8 billion to our shareholders at an average cost of $36.22 per share.  As of June 30, 2012, remaining buyback authority under our share repurchase program was $24.0 million of the total $1.82 billion repurchase amount authorized by our Board of Directors.  On July 20, 2012, our Board of Directors approved a $75.0 million increase in our buyback authority under our share repurchase program raising the total repurchase authority to $1.9 billion.

From July 1, 2012 through July 20, 2012, the Parent repurchased an additional 70,000 shares of common stock at an average cost of $46.10 per share for a total of $3.2 million.  Remaining buyback authority was $95.8 million as of July 20, 2012.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2012, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 17, 2012 to shareholders of record at the close of business on August 31, 2012.

We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.  See the “Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing” section in MD&A for more information on the potential impact that these regulatory proposals may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of June 30, 2012 and December 31, 2011.

Regulatory Capital and Ratios		Table 20
	June 30,	December 31,
(dollars in thousands)	2012	2011
Regulatory Capital
Shareholders’ Equity	$ 1,003,825	$ 1,002,667
Less: Goodwill	31,517	31,517
Postretirement Benefit Liability Adjustments	2,717	2,815
Net Unrealized Gains on Investment Securities	59,865	62,932
Other	2,127	2,230
Tier 1 Capital	907,599	903,173
Allowable Reserve for Credit Losses	70,002	68,624
Total Regulatory Capital	$ 977,601	$ 971,797

Risk-Weighted Assets	$ 5,532,285	$ 5,414,481

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	16.41%	16.68%
Total Capital Ratio	17.67	17.95
Tier 1 Leverage Ratio	6.57	6.73

Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing

Basel III

On December 16, 2010, the Basel Committee on Banking Supervision (the “BCBS”) released the final text of the Basel III package on capital, leverage, and liquidity reforms.  Under Basel III, financial institutions are required to have more capital and a higher quality of capital.  It does so by increasing the minimum regulatory capital ratios, narrowing the definition of capital, and requiring capital buffers.  Basel III also imposes a leverage ratio requirement and liquidity standards.

On June 7, 2012, the Office of the Comptroller of the Currency (the “OCC”), the FRB, and the FDIC published notices of proposed rulemakings that would revise and replace the agencies’ current capital requirements to make them consistent with the above Basel III capital standards.

The new minimum capital requirements will be phased in between January 1, 2013 and January 1, 2015 as follows: (1) the minimum requirement for common equity to total risk-weighted assets will be increased from the current 2.0% to 4.5%; (2) the minimum requirement for the Tier 1 Capital Ratio to be considered “adequately capitalized” will be increased from the current 4.0% to 6.0%; (3) an additional 2.5% of common equity to total risk-weighted assets will be phased in between January 1, 2016 and January 1, 2019; and (4) a minimum Tier 1 Leverage Ratio of 3.0% will be tested under a stress scenario starting January 1, 2013.

The BCBS quantitative liquidity requirements are not part of the published notices of proposed rulemakings by the OCC, the FRB, and the FDIC.  The liquidity proposals under Basel III include: (1) a liquidity coverage ratio (to become effective January 1, 2015); (2) a net stable funding ratio (to become effective January 1, 2018); and (3) a set of monitoring tools to establish minimum reporting requirements of financial institutions to their regulatory supervisors.  The liquidity coverage ratio is intended to ensure that banks have sufficient high-quality liquid assets to sustain a significant liquidity stress scenario lasting 30 days.  The net stable funding ratio, which has a one year time horizon, is intended to promote the use of more stable sources of funding on an ongoing basis.  As of the date of this filing, final regulations have not been issued.

Proposed Joint Guidance on Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish annual stress tests.  On June 15, 2011, the OCC, the FRB, and the FDIC issued joint proposed guidance on annual stress testing.  On May 14, 2012, the agencies issued final supervisory guidance regarding stress-testing practices.  This guidance builds upon previously issued supervisory guidance proposing that each bank subject to these rules would be required to conduct and publish annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities.  As of the date of this filing, final regulations have not been issued.

Operational Risk

Operational risk represents the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, errors relating to transaction processing and technology, failure to adhere to compliance requirements, business continuation and disaster recovery, and the risk of cyber security attacks.  We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business.  The risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

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

European Debt Crisis

We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us.  As of June 30, 2012, we had no direct exposure to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company.  The U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe.  However, we believe that there is a low risk that this indirect exposure will have a material impact to our financial condition, results of operations, or cash flows.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, on February 15, 2011, a purported class action lawsuit was filed in the Circuit Court of the First Circuit, State of Hawaii, by customers who claimed that the Bank had improperly charged overdraft fees on debit card transactions.  On July 15, 2011, the Company reached a tentative settlement providing for payment by the Company of $9.0 million to be used to refund class members and to pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  On September 19, 2011, the $9.0 million settlement amount was paid to the Fund Administrator.  On February 14, 2012, the court gave its final approval to the settlement, and as of April 20, 2012, the Administrator paid refunds to all class members.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2012 were as follows:

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	Plans or Programs	Plans or Programs [2]
April 1 - 30, 2012	165,118	$ 47.87	160,000	$ 36,352,308
May 1 - 31, 2012	131,418	47.87	129,900	30,132,732
June 1 - 30, 2012	134,988	45.10	134,988	24,044,393
Total	431,524	$ 47.00	424,888

1       During the second quarter of 2012, 6,636 shares were purchased from directors in connection with stock swaps and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were  purchased at the closing price of the Parent’s common stock on the dates of purchase.

2       The share repurchase program was first announced in July 2001.  As of June 30, 2012, $24.0 million remained of the total $1.82 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.             Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2012		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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