Form 10-Q
period 2012-09-30
BANK OF HAWAII CORP
filed 2012-10-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

or

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

Yes ☐  No ☒

As of October 15, 2012, there were 44,950,484 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest Income
Interest and Fees on Loans and Leases	$64,668	$65,344	$193,269	$197,479
Income on Investment Securities
Available-for-Sale	15,922	23,097	50,623	84,256
Held-to-Maturity	23,232	20,344	74,699	48,530
Deposits	3	6	6	6
Funds Sold	105	160	353	708
Other	283	279	844	837
Total Interest Income	104,213	109,230	319,794	331,816
Interest Expense
Deposits	2,931	4,561	9,623	14,585
Securities Sold Under Agreements to Repurchase	7,185	7,400	21,739	21,779
Funds Purchased	7	4	17	15
Long-Term Debt	458	499	1,454	1,475
Total Interest Expense	10,581	12,464	32,833	37,854
Net Interest Income	93,632	96,766	286,961	293,962
Provision for Credit Losses	-	2,180	979	10,471
Net Interest Income After Provision for Credit Losses	93,632	94,586	285,982	283,491
Noninterest Income
Trust and Asset Management	11,050	10,788	33,163	34,021
Mortgage Banking	11,745	5,480	24,376	11,263
Service Charges on Deposit Accounts	9,346	9,820	28,162	29,127
Fees, Exchange, and Other Service Charges	11,907	16,219	36,632	47,826
Investment Securities Gains (Losses), Net	13	-	(77)	6,084
Insurance	2,326	2,664	7,003	8,645
Other	5,987	5,892	18,045	17,282
Total Noninterest Income	52,374	50,863	147,304	154,248
Noninterest Expense
Salaries and Benefits	47,231	44,307	138,292	137,889
Net Occupancy	10,524	11,113	31,098	31,916
Net Equipment	4,523	4,662	15,018	14,101
Professional Fees	2,494	2,245	7,012	6,697
FDIC Insurance	1,822	2,065	5,981	7,319
Other	18,284	19,563	53,431	65,889
Total Noninterest Expense	84,878	83,955	250,832	263,811
Income Before Provision for Income Taxes	61,128	61,494	182,454	173,928
Provision for Income Taxes	19,896	18,188	56,665	53,114
Net Income	$41,232	$43,306	$125,789	$120,814
Basic Earnings Per Share	$0.92	$0.93	$2.78	$2.55
Diluted Earnings Per Share	$0.92	$0.92	$2.77	$2.54
Dividends Declared Per Share	$0.45	$0.45	$1.35	$1.35
Basic Weighted Average Shares	44,913,348	46,806,439	45,280,541	47,358,049
Diluted Weighted Average Shares	45,050,638	46,934,140	45,421,624	47,531,066

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Net Income	$41,232	$43,306	$125,789	$120,814
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	9,770	18,611	6,703	18,376
Defined Benefit Plans	152	365	458	1,413
Other Comprehensive Income	9,922	18,976	7,161	19,789
Comprehensive Income	$51,154	$62,282	$132,950	$140,603

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2012	2011
Assets
Interest-Bearing Deposits	$4,673	$3,036
Funds Sold	251,664	512,384
Investment Securities
Available-for-Sale	3,124,209	3,451,885
Held-to-Maturity (Fair Value of $3,587,997 and $3,754,206)	3,475,259	3,657,796
Loans Held for Sale	25,971	18,957
Loans and Leases	5,782,304	5,538,304
Allowance for Loan and Lease Losses	(130,971)	(138,606)
Net Loans and Leases	5,651,333	5,399,698
Total Earning Assets	12,533,109	13,043,756
Cash and Noninterest-Bearing Deposits	153,599	154,489
Premises and Equipment	107,144	103,550
Customers’ Acceptances	242	476
Accrued Interest Receivable	47,192	43,510
Foreclosed Real Estate	3,067	3,042
Mortgage Servicing Rights	23,980	24,279
Goodwill	31,517	31,517
Other Assets	482,575	441,772
Total Assets	$13,382,425	$13,846,391

Liabilities
Deposits
Noninterest-Bearing Demand	$2,985,561	$2,850,923
Interest-Bearing Demand	2,034,319	2,005,983
Savings	4,480,733	4,398,638
Time	1,719,934	1,337,079
Total Deposits	11,220,547	10,592,623
Funds Purchased	10,942	10,791
Securities Sold Under Agreements to Repurchase	818,080	1,925,998
Long-Term Debt	28,065	30,696
Banker’s Acceptances	242	476
Retirement Benefits Payable	41,872	46,949
Accrued Interest Payable	5,997	5,330
Taxes Payable and Deferred Taxes	94,369	95,840
Other Liabilities	137,749	135,021
Total Liabilities	12,357,863	12,843,724
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2012 - 57,315,093 / 45,004,813 and December 31, 2011 - 57,134,470 / 45,947,116)	571	571
Capital Surplus	513,758	507,558
Accumulated Other Comprehensive Income	42,424	35,263
Retained Earnings	1,065,245	1,003,938
Treasury Stock, at Cost (Shares: September 30, 2012 - 12,310,280 and December 31, 2011 - 11,187,354)	(597,436)	(544,663)
Total Shareholders’ Equity	1,024,562	1,002,667
Total Liabilities and Shareholders’ Equity	$13,382,425	$13,846,391

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accum.
				Other
	Common			Compre-
	Shares	Common	Capital	hensive	Retained	Treasury
(dollars in thousands)	Outstanding	Stock	Surplus	Income	Earnings	Stock	Total
Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	-	-	-	-	125,789	-	125,789
Other Comprehensive Income	-	-	-	7,161	-	-	7,161
Share-Based Compensation	-	-	5,687	-	-	-	5,687
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	471,104	-	513	-	(3,023)	13,472	10,962
Common Stock Repurchased	(1,413,407)	-	-	-	-	(66,245)	(66,245)
Cash Dividends Paid ($1.35 per share)	-	-	-	-	(61,459)	-	(61,459)
Balance as of September 30, 2012	45,004,813	$571	$513,758	$42,424	$1,065,245	$(597,436)	$1,024,562

Balance as of December 31, 2010	48,097,672	$570	$500,888	$26,965	$932,629	$(449,919)	$1,011,133
Net Income	-	-	-	-	120,814	-	120,814
Other Comprehensive Income	-	-	-	19,789	-	-	19,789
Share-Based Compensation	-	-	2,001	-	-	-	2,001
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	309,108	1	366	-	(3,193)	13,303	10,477
Common Stock Repurchased	(1,836,367)	-	-	-	-	(82,391)	(82,391)
Cash Dividends Paid ($1.35 per share)	-	-	-	-	(64,048)	-	(64,048)
Balance as of September 30, 2011	46,570,413	$571	$503,255	$46,754	$986,202	$(519,007)	$1,017,775

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2012	2011
Operating Activities
Net Income	$125,789	$120,814
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	979	10,471
Depreciation and Amortization	10,339	10,918
Amortization of Deferred Loan and Lease Fees	(2,493)	(1,986)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	42,633	35,899
Share-Based Compensation	5,687	2,001
Benefit Plan Contributions	(5,888)	(965)
Deferred Income Taxes	(16,793)	(8,277)
Net Gain on Sale of Proprietary Mutual Funds	-	(1,956)
Net Gains on Sales of Loans and Leases	(11,645)	(4,658)
Net Losses (Gains) on Investment Securities	77	(6,084)
Proceeds from Sales of Loans Held for Sale	369,481	334,883
Originations of Loans Held for Sale	(367,965)	(317,646)
Tax Benefits from Share-Based Compensation	(712)	(696)
Net Change in Other Assets and Other Liabilities	(24,094)	9,770
Net Cash Provided by Operating Activities	125,395	182,488

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	737,377	730,294
Proceeds from Sales	44,844	682,283
Purchases	(452,430)	(1,535,348)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	689,246	199,844
Purchases	(540,472)	(384,785)
Proceeds from Sale of Proprietary Mutual Funds	-	1,956
Net Change in Loans and Leases	(253,521)	(37,522)
Premises and Equipment, Net	(13,933)	(7,257)
Net Cash Provided by (Used in) Investing Activities	211,111	(350,535)

Financing Activities
Net Change in Deposits	627,924	120,018
Net Change in Short-Term Borrowings	(1,107,767)	28,786
Tax Benefits from Share-Based Compensation	712	696
Proceeds from Issuance of Common Stock	10,356	9,919
Repurchase of Common Stock	(66,245)	(82,391)
Cash Dividends Paid	(61,459)	(64,048)
Net Cash Provided by (Used in) Financing Activities	(596,479)	12,980

Net Change in Cash and Cash Equivalents	(259,973)	(155,067)
Cash and Cash Equivalents at Beginning of Period	669,909	607,547
Cash and Cash Equivalents at End of Period	$409,936	$452,480
Supplemental Information
Cash Paid for Interest	$31,483	$35,448
Cash Paid for Income Taxes	58,625	68,613
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	-	2,220,814
Transfer from Loans to Foreclosed Real Estate	3,230	2,067
Transfers from Loans to Loans Held for Sale	-	8,555

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

Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been expanded for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s statements of income and condition.  See Note 12 to the Consolidated Financial Statements for the expanded disclosures required by ASU No. 2011-04.

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

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s statements of income and condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  As the Company does not have any indefinite-lived intangible assets, other than goodwill, the adoption of ASU No. 2012-02 is expected to have no impact on the Company’s Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$990,957	$15,193	$(4)	$1,006,146
Debt Securities Issued by States and Political Subdivisions	682,054	32,990	(1)	715,043
Debt Securities Issued by Corporations	82,567	2,341	(10)	84,898
Mortgage-Backed Securities Issued by
Government Agencies	1,241,154	35,876	(615)	1,276,415
U.S. Government-Sponsored Enterprises	39,327	2,380	-	41,707
Total Mortgage-Backed Securities	1,280,481	38,256	(615)	1,318,122
Total	$3,036,059	$88,780	$(630)	$3,124,209
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,451	$5,802	$-	$185,253
Mortgage-Backed Securities Issued by
Government Agencies	3,260,932	104,407	(22)	3,365,317
U.S. Government-Sponsored Enterprises	34,876	2,551	-	37,427
Total Mortgage-Backed Securities	3,295,808	106,958	(22)	3,402,744
Total	$3,475,259	$112,760	$(22)	$3,587,997

December 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,220,282	$11,204	$(468)	$1,231,018
Debt Securities Issued by States and Political Subdivisions	391,276	15,783	-	407,059
Debt Securities Issued by Corporations	97,917	607	(2,137)	96,387
Mortgage-Backed Securities Issued by
Government Agencies	1,618,913	38,066	(1,107)	1,655,872
U.S. Government-Sponsored Enterprises	58,548	3,001	-	61,549
Total Mortgage-Backed Securities	1,677,461	41,067	(1,107)	1,717,421
Total	$3,386,936	$68,661	$(3,712)	$3,451,885
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,474	$6,704	$-	$186,178
Mortgage-Backed Securities Issued by
Government Agencies	3,429,038	89,801	(2,918)	3,515,921
U.S. Government-Sponsored Enterprises	49,284	2,823	-	52,107
Total Mortgage-Backed Securities	3,478,322	92,624	(2,918)	3,568,028
Total	$3,657,796	$99,328	$(2,918)	$3,754,206

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2012.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$515,969	$517,705
Due After One Year Through Five Years	234,406	242,906
Due After Five Years Through Ten Years	302,891	315,529
Due After Ten Years	702,312	729,947
	1,755,578	1,806,087
Mortgage-Backed Securities Issued by
Government Agencies	1,241,154	1,276,415
U.S. Government-Sponsored Enterprises	39,327	41,707
Total Mortgage-Backed Securities	1,280,481	1,318,122
Total	$3,036,059	$3,124,209

Held-to-Maturity:
Due After One Year Through Five Years	$179,451	$185,253
Mortgage-Backed Securities Issued by
Government Agencies	3,260,932	3,365,317
U.S. Government-Sponsored Enterprises	34,876	37,427
Total Mortgage-Backed Securities	3,295,808	3,402,744
Total	$3,475,259	$3,587,997

Investment securities with carrying values of $2.9 billion and $3.6 billion as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.  As of September 30, 2012 and December 31, 2011, the Company did not have any investment securities pledged where the secured party had the right to sell or repledge the collateral.

Gross realized gains were less than $0.1 million and there were no gross realized losses on the sales of investment securities for the three months ended September 30, 2012.  There were no sales of investment securities for the three months ended September 30, 2011.  Gross realized gains on the sales of investment securities were $0.3 million and $10.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Gross realized losses on the sales of investment securities were $0.3 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2012
Debt Securities Issued by the U.S. Treasury and Government Agencies	$260	$(1)	$626	$(3)	$886	$(4)
Debt Securities Issued by States and Political Subdivisions	100	(1)	-	-	100	(1)
Debt Securities Issued by Corporations	-	-	9,990	(10)	9,990	(10)
Mortgage-Backed Securities Issued by Government Agencies	57,368	(533)	12,663	(104)	70,031	(637)
Total	$57,728	$(535)	$23,279	$(117)	$81,007	$(652)

December 31, 2011
Debt Securities Issued by the U.S. Treasury and Government Agencies	$127,644	$(464)	$920	$(4)	$128,564	$(468)
Debt Securities Issued by Corporations	38,059	(2,137)	-	-	38,059	(2,137)
Mortgage-Backed Securities Issued by Government Agencies	727,726	(3,751)	34,824	(274)	762,550	(4,025)
Total	$893,429	$(6,352)	$35,744	$(278)	$929,173	$(6,630)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2012, which was comprised of 18 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2012 and December 31, 2011, the gross unrealized losses reported for mortgage-backed securities were attributable related to investment securities issued by the Government National Mortgage Association.

As of September 30, 2012, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was $60.7 million and $18.8 million, respectively.  These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$808,621	$817,170
Commercial Mortgage	1,039,556	938,250
Construction	101,818	98,669
Lease Financing	277,328	311,928
Total Commercial	2,227,323	2,166,017
Consumer
Residential Mortgage	2,392,871	2,215,892
Home Equity	770,284	780,691
Automobile	200,788	192,506
Other [1]	191,038	183,198
Total Consumer	3,554,981	3,372,287
Total Loans and Leases	$5,782,304	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2012 and 2011.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2012 and 2011.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$78,012	$54,431	$132,443
Loans and Leases Charged-Off	(519)	(4,515)	(5,034)
Recoveries on Loans and Leases Previously Charged-Off	678	2,884	3,562
Net Loans and Leases Charged-Off	159	(1,631)	(1,472)
Provision for Credit Losses	1,647	(1,647)	-
Balance at End of Period	$79,818	$51,153	$130,971
Nine Months Ended September 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(3,358)	(15,371)	(18,729)
Recoveries on Loans and Leases Previously Charged-Off	3,252	6,863	10,115
Net Loans and Leases Charged-Off	(106)	(8,508)	(8,614)
Provision for Credit Losses	(638)	1,617	979
Balance at End of Period	$79,818	$51,153	$130,971
As of September 30, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$39	$3,244	$3,283
Collectively Evaluated for Impairment	79,779	47,909	127,688
Total	$79,818	$51,153	$130,971
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,119	$34,889	$48,008
Collectively Evaluated for Impairment	2,214,204	3,520,092	5,734,296
Total	$2,227,323	$3,554,981	$5,782,304

Three Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$88,985	$55,991	$144,976
Loans and Leases Charged-Off	(4,215)	(6,556)	(10,771)
Recoveries on Loans and Leases Previously Charged-Off	4,929	2,096	7,025
Net Loans and Leases Charged-Off	714	(4,460)	(3,746)
Provision for Credit Losses	(7,024)	9,204	2,180
Balance at End of Period	$82,675	$60,735	$143,410
Nine Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,977	$66,381	$147,358
Loans and Leases Charged-Off	(7,379)	(19,773)	(27,152)
Recoveries on Loans and Leases Previously Charged-Off	5,994	6,739	12,733
Net Loans and Leases Charged-Off	(1,385)	(13,034)	(14,419)
Provision for Credit Losses	3,083	7,388	10,471
Balance at End of Period	$82,675	$60,735	$143,410
As of September 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$-	$4,179	$4,179
Collectively Evaluated for Impairment	82,675	56,556	139,231
Total	$82,675	$60,735	$143,410
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$8,602	$26,400	$35,002
Collectively Evaluated for Impairment	2,085,561	3,227,909	5,313,470
Total	$2,094,163	$3,254,309	$5,348,472

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$752,688	$956,582	$86,050	$249,734	$2,045,054
Special Mention	23,640	30,851	11,684	26,282	92,457
Classified	32,293	52,123	4,084	1,312	89,812
Total	$808,621	$1,039,556	$101,818	$277,328	$2,227,323

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,367,353	$766,462	$200,634	$190,459	$3,524,908
Classified	25,518	3,822	154	579	30,073
Total	$2,392,871	$770,284	$200,788	$191,038	$3,554,981
Total Recorded Investment in Loans and Leases					$5,782,304

	December 31, 2011
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$765,339	$859,891	$83,722	$282,081	$1,991,033
Special Mention	30,316	43,805	370	26,257	100,748
Classified	21,515	34,554	14,577	3,590	74,236
Total	$817,170	$938,250	$98,669	$311,928	$2,166,017

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,186,063	$776,473	$192,336	$182,431	$3,337,303
Classified	29,829	4,218	170	767	34,984
Total	$2,215,892	$780,691	$192,506	$183,198	$3,372,287
Total Recorded Investment in Loans and Leases					$5,538,304

1 Comprised of other revolving credit, installment, and lease financing.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Company’s accruing and non-accruing loans and leases as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2012
Commercial
Commercial and Industrial	$1,197	$1,342	$-	$5,635	$8,174	$800,447	$808,621	$5,014
Commercial Mortgage	-	542	-	2,671	3,213	1,036,343	1,039,556	2,446
Construction	-	-	-	953	953	100,865	101,818	953
Lease Financing	-	-	-	-	-	277,328	277,328	-
Total Commercial	1,197	1,884	-	9,259	12,340	2,214,983	2,227,323	8,413
Consumer
Residential Mortgage	10,123	5,221	3,988	25,456	44,788	2,348,083	2,392,871	5,202
Home Equity	4,012	2,293	2,755	2,502	11,562	758,722	770,284	477
Automobile	3,412	541	154	-	4,107	196,681	200,788	-
Other [1]	2,029	1,192	578	-	3,799	187,239	191,038	-
Total Consumer	19,576	9,247	7,475	27,958	64,256	3,490,725	3,554,981	5,679
Total	$20,773	$11,131	$7,475	$37,217	$76,596	$5,705,708	$5,782,304	$14,092

As of December 31, 2011
Commercial
Commercial and Industrial	$2,959	$743	$1	$6,243	$9,946	$807,224	$817,170	$5,661
Commercial Mortgage	678	-	-	2,140	2,818	935,432	938,250	959
Construction	-	-	-	2,080	2,080	96,589	98,669	-
Lease Financing	-	-	-	5	5	311,923	311,928	5
Total Commercial	3,637	743	1	10,468	14,849	2,151,168	2,166,017	6,625
Consumer
Residential Mortgage	8,878	9,258	6,422	25,256	49,814	2,166,078	2,215,892	1,856
Home Equity	5,310	2,694	2,194	2,024	12,222	768,469	780,691	97
Automobile	4,095	839	170	-	5,104	187,402	192,506	-
Other [1]	1,679	1,528	435	-	3,642	179,556	183,198	-
Total Consumer	19,962	14,319	9,221	27,280	70,782	3,301,505	3,372,287	1,953
Total	$23,599	$15,062	$9,222	$37,748	$85,631	$5,452,673	$5,538,304	$8,578

1 Comprised of other revolving credit, installment, and lease financing.

2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to the Company’s impaired loans as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,496	$13,746	$-
Commercial Mortgage	2,963	3,463	-
Construction	953	1,283	-
Total Commercial	12,412	18,492	-
Total Impaired Loans with No Related Allowance Recorded	$12,412	$18,492	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$707	$707	$39
Total Commercial	707	707	39
Consumer
Residential Mortgage	28,983	35,166	3,195
Automobile	5,621	5,621	31
Other [1]	285	285	18
Total Consumer	34,889	41,072	3,244
Total Impaired Loans with an Allowance Recorded	$35,596	$41,779	$3,283

Impaired Loans:
Commercial	$13,119	$19,199	$39
Consumer	34,889	41,072	3,244
Total Impaired Loans	$48,008	$60,271	$3,283

December 31, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,176	$13,526	$-
Commercial Mortgage	2,140	2,640	-
Total Commercial	8,316	16,166	-
Total Impaired Loans with No Related Allowance Recorded	$8,316	$16,166	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$4,447	$4,447	$846
Commercial Mortgage	292	292	19
Construction	2,080	2,080	330
Total Commercial	6,819	6,819	1,195
Consumer
Residential Mortgage	25,726	30,606	4,138
Home Equity	21	21	1
Automobile	6,190	6,190	75
Other [1]	528	528	42
Total Consumer	32,465	37,345	4,256
Total Impaired Loans with an Allowance Recorded	$39,284	$44,164	$5,451

Impaired Loans:
Commercial	$15,135	$22,985	$1,195
Consumer	32,465	37,345	4,256
Total Impaired Loans	$47,600	$60,330	$5,451

1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,765	$-	$4,019	$-
Commercial Mortgage	2,996	-	2,693	-
Construction	1,068	-	144	-
Total Commercial	12,829	-	6,856	–
Total Impaired Loans with No Related Allowance Recorded	$12,829	$-	$6,856	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$797	$26	$3,030	$27
Commercial Mortgage	-	4	311	1
Total Commercial	797	30	3,341	28
Consumer
Residential Mortgage	27,826	97	25,374	78
Home Equity	-	-	21	-
Automobile	5,675	140	5,837	150
Other [1]	287	4	601	8
Total Consumer	33,788	241	31,833	236
Total Impaired Loans with an Allowance Recorded	$34,585	$271	$35,174	$264

Impaired Loans:
Commercial	$13,626	$30	$10,197	$28
Consumer	33,788	241	31,833	236
Total Impaired Loans	$47,414	$271	$42,030	$264

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,215	$-	$2,665	$-
Commercial Mortgage	2,561	-	3,022	-
Construction	904	-	192	-
Total Commercial	11,680	-	5,879	-
Total Impaired Loans with No Related Allowance Recorded	$11,680	$–	$5,879	$-

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,748	$90	$3,873	$116
Commercial Mortgage	146	12	351	10
Construction	520	-	96	-
Total Commercial	2,414	102	4,320	126
Consumer
Residential Mortgage	26,244	254	23,662	252
Home Equity	5	-	21	-
Automobile	5,854	443	5,841	438
Other [1]	404	14	513	22
Total Consumer	32,507	711	30,037	712
Total Impaired Loans with an Allowance Recorded	$34,921	$813	$34,357	$838

Impaired Loans:
Commercial	$14,094	$102	$10,199	$126
Consumer	32,507	711	30,037	712
Total Impaired Loans	$46,601	$813	$40,236	$838

1 Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2012 and 2011, the amount of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $41.3 million and $38.8 million as of September 30, 2012 and December 31, 2011, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of September 30, 2012.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Lease financing modifications generally involve a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date.  Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged.  As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally two years.  During that time, the borrower’s entire monthly payment is applied to principal.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.  Home equity modifications are made infrequently and are offered to borrowers if the Company does not hold the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Borrowers having both a first mortgage and home equity loan with the Company are offered a residential mortgage loan modification.  Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR may have the financial effect of increasing the specific Allowance associated with the loan.  An Allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2012.

	Loans Modified as a TDR for the			Loans Modified as a TDR for the
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings [1]	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial
Construction	-	$-	$-	1	$953	$-
Total Commercial	-	-	-	1	953	-
Consumer
Residential Mortgage	6	2,757	513	11	7,106	957
Automobile	60	635	3	146	1,516	8
Total Consumer	66	3,392	516	157	8,622	965
Total	66	$3,392	$516	158	$9,575	$965

1 The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Consumer
Residential Mortgage	-	$-	2	$702
Automobile	3	6	6	32
Total Consumer	3	6	8	734
Total	3	$6	8	$734

1  The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid off, charged-off, or foreclosed upon by period end are not included.

There were no residential mortgage loans modified in a TDR that subsequently defaulted during the three months ended September 30, 2012.  Of the two residential mortgage loans modified in a TDR that subsequently defaulted during the nine months ended September 30, 2012, one was modified by temporarily lowering monthly payments and applying all payments during this time to principal.  The other residential mortgage loan in default pertained to a land loan which was modified from an interest-only loan to an amortizing loan, while granting a brief extension on the balloon payment.  The automobile loans modified in a TDR that subsequently defaulted were primarily modified by lowering monthly payments by extending the term.

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The specific Allowance associated with the loan may be increased, adjustments may be made in the allocation of the Allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion and $3.2 billion as of September 30, 2012 and December 31, 2011, respectively.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and $6.0 million and $6.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$5,459	$8,852	$7,131	$10,226
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(5)	(1,162)	(886)	(1,649)
Due to Payoffs	(338)	(257)	(1,129)	(1,144)
Total Changes in Fair Value of Mortgage Servicing Rights	(343)	(1,419)	(2,015)	(2,793)
Balance at End of Period	$5,116	$7,433	$5,116	$7,433

1  Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and nine months ended September 30, 2012 and 2011, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$17,795	$16,220	$17,148	$15,153
Servicing Rights that Resulted From Asset Transfers	1,747	976	3,716	2,938
Amortization	(678)	(639)	(2,000)	(1,534)
Balance at End of Period	$18,864	$16,557	$18,864	$16,557

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$18,937	$21,483	$17,159	$20,340
End of Period	$20,241	$17,156	$20,241	$17,156

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Weighted-Average Constant Prepayment Rate [1]	13.74%	15.56%
Weighted-Average Life (in years)	5.65	5.03
Weighted-Average Note Rate	4.69%	4.87%
Weighted-Average Discount Rate [2]	5.54%	6.31%

1  Represents annualized loan repayment rate assumption.

2  Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2012 and December 31, 2011 is presented in the following table.

	September 30,	December 31,
(dollars in thousands)	2012	2011
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(333)	$(295)
Decrease in fair value from 50 bps adverse change	(657)	(582)
Discount Rate
Decrease in fair value from 25 bps adverse change	(386)	(331)
Decrease in fair value from 50 bps adverse change	(760)	(652)

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

As of September 30, 2012, the contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

(dollars in thousands)	Amount
Overnight	$-
2 to 30 Days	41,631
31 to 90 Days	13,599
Over 90 Days	762,850
Total	$818,080

Note 6.  Other Comprehensive Income

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$20,129	$7,893	$12,236
Less: Reclassification Adjustment for Gains Realized in Net Income	(4,099)	(1,633)	(2,466)
Net Unrealized Gains on Investment Securities	16,030	6,260	9,770
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	251	99	152
Defined Benefit Plans, Net	251	99	152
Other Comprehensive Income	$16,281	$6,359	$9,922

Three Months Ended September 30, 2011
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$32,184	$12,677	$19,507
Less: Reclassification Adjustment for Gains Realized in Net Income	(1,508)	(612)	(896)
Net Unrealized Gains on Investment Securities	30,676	12,065	18,611
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	777	412	365
Defined Benefit Plans, Net	777	412	365
Other Comprehensive Income	$31,453	$12,477	$18,976

Nine Months Ended September 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$23,125	$9,111	$14,014
Less: Reclassification Adjustment for Gains Realized in Net Income	(12,062)	(4,751)	(7,311)
Net Unrealized Gains on Investment Securities	11,063	4,360	6,703
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	756	298	458
Defined Benefit Plans, Net	756	298	458
Other Comprehensive Income	$11,819	$4,658	$7,161

Nine Months Ended September 30, 2011
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$40,003	$15,784	$24,219
Less: Reclassification Adjustment for Gains Realized in Net Income	(9,640)	(3,797)	(5,843)
Net Unrealized Gains on Investment Securities	30,363	11,987	18,376
Defined Benefit Plans:
Amortization of Prior Service Credit and Net Actuarial Losses During the Period	2,331	918	1,413
Defined Benefit Plans, Net	2,331	918	1,413
Other Comprehensive Income	$32,694	$12,905	$19,789

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Denominator for Basic Earnings Per Share	44,913,348	46,806,439	45,280,541	47,358,049
Dilutive Effect of Stock Options	99,270	110,617	115,516	156,226
Dilutive Effect of Restricted Stock	38,020	17,084	25,567	16,791
Denominator for Diluted Earnings Per Share	45,050,638	46,934,140	45,421,624	47,531,066

Antidilutive Shares Outstanding	529,050	253,052	529,050	217,209

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

The provision for credit losses reflects the actual net charge-offs of the business segments.  This may be adjusted periodically for changes in the risk profile of the business segment.  The amount of the consolidated provision for loan and lease losses is based on the methodology that we use to estimate our consolidated Allowance.   The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

Implicit in noninterest income and expense are allocations from support units to business units.  These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.

The provision for income taxes is allocated to business segments using a 37% effective tax rate, with the exception of our Leasing business unit which is assigned its actual effective tax rate due to the unique relationship that income taxes have with their leasing products.  The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail life insurance products.  Products and services from Retail Banking are delivered to customers through 66 Hawaii branch locations, 495 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Retail	Commercial	Investment	Treasury	Consolidated
(dollars in thousands)	Banking	Banking	Services	and Other	Total
Three Months Ended September 30, 2012
Net Interest Income	$38,530	$30,811	$3,607	$20,684	$93,632
Provision for Credit Losses	1,677	(180)	(24)	(1,473)	-
Net Interest Income After Provision for Credit Losses	36,853	30,991	3,631	22,157	93,632
Noninterest Income	24,918	8,687	15,350	3,419	52,374
Noninterest Expense	(45,454)	(22,120)	(14,519)	(2,785)	(84,878)
Income Before Provision for Income Taxes	16,317	17,558	4,462	22,791	61,128
Provision for Income Taxes	(6,038)	(6,051)	(1,651)	(6,156)	(19,896)
Net Income	$10,279	$11,507	$2,811	$16,635	$41,232
Total Assets as of September 30, 2012	$3,242,817	$2,397,307	$321,273	$7,421,028	$13,382,425

Three Months Ended September 30, 2011
Net Interest Income	$43,334	$33,935	$3,698	$15,799	$96,766
Provision for Credit Losses	4,477	(935)	205	(1,567)	2,180
Net Interest Income After Provision for Credit Losses	38,857	34,870	3,493	17,366	94,586
Noninterest Income	24,677	9,426	15,971	789	50,863
Noninterest Expense	(45,026)	(22,626)	(14,615)	(1,688)	(83,955)
Income Before Provision for Income Taxes	18,508	21,670	4,849	16,467	61,494
Provision for Income Taxes	(6,848)	(7,468)	(1,794)	(2,078)	(18,188)
Net Income	$11,660	$14,202	$3,055	$14,389	$43,306
Total Assets as of September 30, 2011	$3,050,418	$2,249,890	$212,914	$7,791,536	$13,304,758

Nine Months Ended September 30, 2012
Net Interest Income	$117,179	$93,069	$10,738	$65,975	$286,961
Provision for Credit Losses	9,041	(691)	265	(7,636)	979
Net Interest Income After Provision for Credit Losses	108,138	93,760	10,473	73,611	285,982
Noninterest Income	65,443	28,816	44,482	8,563	147,304
Noninterest Expense	(133,758)	(67,247)	(43,524)	(6,303)	(250,832)
Income Before Provision for Income Taxes	39,823	55,329	11,431	75,871	182,454
Provision for Income Taxes	(14,735)	(15,103)	(4,229)	(22,598)	(56,665)
Net Income	$25,088	$40,226	$7,202	$53,273	$125,789
Total Assets as of September 30, 2012	$3,242,817	$2,397,307	$321,273	$7,421,028	$13,382,425

Nine Months Ended September 30, 2011
Net Interest Income	$131,648	$103,624	$11,353	$47,337	$293,962
Provision for Credit Losses	15,105	(726)	65	(3,973)	10,471
Net Interest Income After Provision for Credit Losses	116,543	104,350	11,288	51,310	283,491
Noninterest Income	66,494	28,224	46,256	13,274	154,248
Noninterest Expense	(141,114)	(71,363)	(45,062)	(6,272)	(263,811)
Income Before Provision for Income Taxes	41,923	61,211	12,482	58,312	173,928
Provision for Income Taxes	(15,512)	(21,215)	(4,618)	(11,769)	(53,114)
Net Income	$26,411	$39,996	$7,864	$46,543	$120,814
Total Assets as of September 30, 2011	$3,050,418	$2,249,890	$212,914	$7,791,536	$13,304,758

Note 9.  Pension Plans and Postretirement Benefit Plan

Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2012 and 2011.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011
Three Months Ended September 30,
Service Cost	$-	$-	$145	$123
Interest Cost	1,263	1,305	319	359
Expected Return on Plan Assets	(1,354)	(1,612)	-	-
Amortization of:
Prior Service Credit	-	-	(80)	(53)
Net Actuarial Losses	331	830	-	-
Net Periodic Benefit Cost	$240	$523	$384	$429

Nine Months Ended September 30,
Service Cost	$-	$-	$435	$369
Interest Cost	3,789	3,914	958	1,078
Expected Return on Plan Assets	(4,371)	(4,837)	-	-
Amortization of:
Prior Service Credit	-	-	(242)	(160)
Net Actuarial Losses (Gains)	998	2,492	-	(1)
Net Periodic Benefit Cost	$416	$1,569	$1,151	$1,286

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2012, the Company contributed $0.1 million and $5.4 million, respectively, to the pension plans and $0.2 million and $0.5 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $5.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2012.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$13,037	$-	$2,344	$10
Forward Commitments	53	3,331	8	946
Interest Rate Swap Agreements	34,991	35,260	35,503	35,779
Foreign Exchange Contracts	57	58	230	97
Total	$48,138	$38,649	$38,085	$36,832

1  Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the three and nine months ended September 30, 2012 and 2011:

	Location of Net Gains	Three Months Ended		Nine Months Ended
Derivative Financial Instruments Not Designated	(Losses) Recognized in the	September 30,		September 30,
as Hedging Instruments (dollars in thousands)	Statement of Income	2012	2011	2012	2011
Interest Rate Lock Commitments	Mortgage Banking	$15,219	$8,809	$28,286	$12,197
Forward Commitments	Mortgage Banking	(2,132)	(4,206)	(3,894)	(4,311)
Interest Rate Swap Agreements	Other Noninterest Income	2	(67)	7	300
Foreign Exchange Contracts	Other Noninterest Income	852	717	2,432	2,357
Total		$13,941	$5,253	$26,831	$10,543

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

Derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  As of September 30, 2012 and December 31, 2011, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments have been recorded at fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $35.3 million and $35.8 million as of September 30, 2012 and December 31, 2011, respectively.  The collateral posted by the Company for these net liability positions was $3.4 million and $3.6 million as of September 30, 2012 and December 31, 2011, respectively.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of September 30, 2012, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Credit Commitments

The Company’s credit commitments as of September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Unfunded Commitments to Extend Credit	$2,017,086	$1,975,327
Standby Letters of Credit	64,325	74,082
Commercial Letters of Credit	15,004	18,486
Total Credit Commitments	$2,096,415	$2,067,895

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2012 and December 31, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2012
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$592,065	$414,081	$-	$1,006,146
Debt Securities Issued by States and Political Subdivisions	-	715,043	-	715,043
Debt Securities Issued by Corporations	-	84,898	-	84,898
Mortgage-Backed Securities Issued by
Government Agencies	-	1,276,415	-	1,276,415
U.S. Government-Sponsored Enterprises	-	41,707	-	41,707
Total Mortgage-Backed Securities	-	1,318,122	-	1,318,122
Total Investment Securities Available-for-Sale	592,065	2,532,144	-	3,124,209
Loans Held for Sale	-	25,971	-	25,971
Mortgage Servicing Rights	-	-	5,116	5,116
Other Assets	12,438	-	-	12,438
Derivatives [1]	-	110	48,028	48,138
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2012	$604,503	$2,558,225	$53,144	$3,215,872

Liabilities:
Derivatives [1]	$-	$3,389	$35,260	$38,649
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2012	$-	$3,389	$35,260	$38,649

December 31, 2011
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$822,508	$408,510	$-	$1,231,018
Debt Securities Issued by States and Political Subdivisions	-	407,059	-	407,059
Debt Securities Issued by Corporations	-	96,387	-	96,387
Mortgage-Backed Securities Issued by
Government Agencies	-	1,655,872	-	1,655,872
U.S. Government-Sponsored Enterprises	-	61,549	-	61,549
Total Mortgage-Backed Securities	-	1,717,421	-	1,717,421
Total Investment Securities Available-for-Sale	822,508	2,629,377	-	3,451,885
Loans Held for Sale	-	18,957	-	18,957
Mortgage Servicing Rights	-	-	7,131	7,131
Other Assets	11,082	-	-	11,082
Derivatives [1]	-	238	37,847	38,085
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011	$833,590	$2,648,572	$44,978	$3,527,140

Liabilities:
Derivatives [1]	$-	$1,043	$35,789	$36,832
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011	$-	$1,043	$35,789	$36,832

1  The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three and nine months ended September 30, 2012 and 2011, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2012
Balance as of July 1, 2012	$5,459	$7,106	$12,565
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(343)	15,221	14,878
Transfers to Loans Held for Sale	-	(9,559)	(9,559)
Balance as of September 30, 2012	$5,116	$12,768	$17,884
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2012	$(5)	$12,768	$12,763

Three Months Ended September 30, 2011
Balance as of July 1, 2011	$8,852	$432	$9,284
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,419)	8,742	7,323
Transfers to Loans Held for Sale	-	(4,128)	(4,128)
Balance as of September 30, 2011	$7,433	$5,046	$12,479
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2011	$(1,162)	$5,046	$3,884

Nine Months Ended September 30, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,015)	28,293	26,278
Transfers to Loans Held for Sale	-	(17,583)	(17,583)
Balance as of September 30, 2012	$5,116	$12,768	$17,884
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2012	$(886)	$12,768	$11,882

Nine Months Ended September 30, 2011
Balance as of January 1, 2011	$10,226	$(332)	$9,894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,793)	12,127	9,334
Transfers to Loans Held for Sale	-	(6,749)	(6,749)
Balance as of September 30, 2011	$7,433	$5,046	$12,479
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2011	$(1,649)	$5,046	$3,397

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
	Fair Value at			Unobservable
(dollars in thousands)	September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
Mortgage Servicing Rights	$25,357	Discounted Cash Flow	Weighted Average Constant Prepayment Rate [1]	13.74%
			Weighted Average Discount Rate [2]	5.54%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	$13,037	Pricing Model	Weighted Average Closing Ratio	87.37%
Interest Rate Swap Agreements	$(269)	Discounted Cash Flow	Weighted Average Credit Factor	0.76%

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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company’s Treasury Division enters observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the Treasury Division performs a back-test by applying the model to historical prepayment data.  The fair value and constant prepayment rate are also compared to forward-looking estimates to assess reasonableness.  The Treasury Division also compares the fair value of the Company’s mortgage servicing rights to a value calculated by an independent third-party.  Discussions are held with members from the Treasury, Mortgage Banking, and Controllers Divisions, along with the independent third-party to discuss and reconcile the fair value estimates and key assumptions used by the respective parties in arriving at those estimates.  A subcommittee of the Company’s Asset/Liability Management Committee is responsible for providing oversight over the valuation methodology and key assumptions.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of September 30, 2012 and 2011, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2012 and December 31, 2011.

			Aggregate Fair Value
	Aggregate	Aggregate	Less Aggregate
(dollars in thousands)	Fair Value	Unpaid Principal	Unpaid Principal
September 30, 2012
Loans Held for Sale	$25,971	$24,908	$1,063

December 31, 2011
Loans Held for Sale	$18,957	$18,088	$869

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2012, the Company recorded net losses of $3.3 million and $4.2 million, respectively, as a result of the change in fair value of the Company’s residential mortgage loans held for sale.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,475,259	$3,587,997	$185,253	$3,402,744	$-
Loans[1]	5,383,152	5,737,168	-	-	5,737,168

Financial Instruments - Liabilities
Time Deposits	1,719,934	1,730,848	-	1,730,848	-
Securities Sold Under Agreements to Repurchase	818,080	934,477	-	934,477	-
Long-Term Debt[2]	19,184	22,076	-	22,076	-

December 31, 2011
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,657,796	$3,754,206	$186,178	$3,568,028	$-
Loans[1]	5,098,681	5,373,777	-	-	5,373,777

Financial Instruments - Liabilities
Time Deposits	1,337,079	1,347,576	-	1,347,576	-
Securities Sold Under Agreements to Repurchase	1,925,998	2,031,057	-	2,031,057	-
Long-Term Debt[2]	21,787	24,076	-	24,076	-

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

Hawaii Economy

Hawaii’s economy continued to improve during the third quarter of 2012 led by tourism, the State’s largest industry.  For the first eight months of 2012, total visitor arrivals increased by 10.0% and visitor spending increased by 20.0% compared to the same period in 2011.  The most significant growth continues to come from international markets.  For the first eight months of 2012, hotel occupancy and revenue per available room also continued to improve.  The statewide seasonally-adjusted unemployment rate declined to 5.7% in September 2012, compared to 7.8% nationally.  For the first nine months of 2012, the volume of single-family home sales on Oahu was 3.5% higher compared to the same period in 2011.  However, the median price of single-family homes sold was 8.8% higher for the first nine months of 2012 compared to the same period in 2011.  As of September 30, 2012, months of inventory of single-family homes on Oahu remained low at approximately 3.3 months.

Earnings Summary

Net income for the third quarter of 2012 was $41.2 million, a decrease of $2.1 million or 5% compared to the same period in 2011.  Diluted earnings per share were $0.92 for the third quarter of 2012, unchanged compared to the same period in 2011.  The change in net income for the third quarter of 2012 compared to the same period in 2011 was primarily due to the following:

•                  Net interest income for the third quarter of 2012 was $93.6 million, a decrease of $3.1 million or 3% compared to the same period in 2011.  The net interest margin was 2.98% in the third quarter of 2012, a decrease of 11 basis points compared to the same period in 2011.  This decrease was primarily due to lower yields on loans and investments, a result of the low interest rate environment.

•                  We recorded no provision for credit losses (the “Provision”) in the third quarter of 2012, a decrease of $2.2 million compared to the same period in 2011.  This decrease was primarily due to improving credit trends and the underlying risk profile of the loan portfolio as economic conditions in Hawaii continued to improve.

•                  Mortgage banking income for the third quarter of 2012 was $11.7 million, an increase of $6.3 million compared to the same period in 2011.  This increase was primarily due to an increase in loan origination volume related to refinancing activity, a result of low interest rates.

•                  Debit card income was $3.7 million for the third quarter of 2012, a decrease of $3.9 million or 51% compared to the same period in 2011.  This decrease was primarily due to changes in debit card interchange rules as a result of pricing restrictions imposed by the Durbin Amendment which was effective October 1, 2011.

Noninterest expense was $0.9 million higher in the third quarter of 2012 compared to the same period in 2011.  This was primarily due to start-up expenses related to our new consumer credit card product, higher profit sharing and bonus accruals due to higher profitability, and higher separation expense.  The provision for income taxes was also $1.7 million higher in the third quarter of 2012 compared to the same period in 2011.  This was primarily due to the release of a valuation allowance in the third quarter of 2011.

Net income for the first nine months of 2012 was $125.8 million, an increase of $5.0 million or 4% compared to the same period in 2011.  Diluted earnings per share were $2.77 for the first nine months of 2012, an increase of $0.23 or 9% compared to the same period in 2011.  The change in net income for the first nine months of 2012 was primarily due to the following:

•                  Net interest income was $287.0 million for the first nine months of 2012, a decrease of $7.0 million or 2% compared to the same period in 2011.  The net interest margin was 3.01% for the first nine months of 2012, a decrease of 15 basis points compared to the same period in 2011.  This decrease was primarily due to lower yields on loans and investments, a result of the low interest rate environment, and investing conservatively.

•                  The Provision for the first nine months of 2012 was $1.0 million, a decrease of $9.5 million compared to the same period in 2011.  Consistent with improvements in our credit quality, the Provision was $7.6 million less than net charge-offs of loans and leases for the first nine months of 2012.

•                  Mortgage banking income for the first nine months of 2012 was $24.4 million, an increase of $13.1 million compared to the same period in 2011.   This was primarily due to increased loan refinancing activity as a result of low interest rates.

•                  Debit card income was $11.3 million for the first nine months of 2012, a decrease of $10.9 million or 49% compared to the same period in 2011.  This decrease was primarily due to changes in debit card interchange rules as a result of pricing restrictions imposed by the Durbin Amendment which was effective October 1, 2011.

•                  Other noninterest expense for the first nine months of 2012 was $53.4 million, a decrease of $12.5 million or 19% compared to the same period in 2011.  Our financial results in 2011 included a $9.0 million accrual related to the settlement of overdraft litigation recorded in the second quarter of 2011.

We also recorded lower net gains from the sales of investment securities for the first nine months of 2012.  We recorded net losses from the sales of investment securities of $0.1 million for the first nine months of 2012 compared to net gains of $6.1 million for the same period in 2011.  The amount and timing of our sale of investment securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.  The provision for income taxes was also $3.6 million higher for the first nine months of 2012 compared to the same period in 2011.  This was primarily due to the release of reserves in the second quarter of 2011 and the previously noted release of a valuation allowance in the third quarter of 2011.

Our results for the first nine months of 2012 were influenced by a generally improving economy in Hawaii.  However, we remained cautious about the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  We also continued to monitor regulatory changes and the associated costs of compliance as well as volatility in the financial markets.  As a result of the uncertainties in the economic recovery, we continued to maintain adequate reserves for credit losses and high levels of liquidity and capital.  In particular:

•                  The allowance for loan and lease losses (the “Allowance”) was $131.0 million as of September 30, 2012, a decrease of $7.6 million or 6% from December 31, 2011.  The ratio of our Allowance to total loans and leases outstanding decreased to 2.27% as of September 30, 2012, compared to 2.50% as of December 31, 2011.  Absent significant deterioration in the economy and assuming continued improvement and/or stability in credit quality, we may further reduce the Allowance in future periods.

•                  Total deposits were $11.2 billion as of September 30, 2012, an increase of $627.9 million or 6% from December 31, 2011.  This increase was primarily due to local government entities transferring funds from repurchase agreements to time deposits.  Commercial and consumer deposits also increased over this period as customers remain cautious about investing and spending.

•                  We continued to invest excess liquidity in high-grade investment securities.  As of September 30, 2012, the total carrying value of our investment securities portfolio was $6.6 billion, a decrease of $510.2 million or 7% from December 31, 2011.  During the first nine months of 2012, we continued to change the composition of our investment securities portfolio.  We decreased our holdings in mortgage-backed securities to somewhat reduce extension risk and increased our state and municipal bond holdings.

•                  Total shareholders’ equity was $1.0 billion as of September 30, 2012, an increase of $21.9 million or 2% from December 31, 2011.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2012, we repurchased 1.4 million shares of common stock at a total cost of $64.5 million under our share repurchase program.  We also paid cash dividends of $61.5 million during the first nine months of 2012.  In the third quarter of 2012, we reduced our share repurchases to $14.5 million, compared to $20.0 million in the second quarter of 2012 and $30.0 million in the first quarter of 2012.  This combined with a lower level of total assets, compared to the second quarter of 2012, produced a higher Tier 1 Leverage Ratio of 6.78% compared to 6.57% in the second quarter of 2012.

Should economic conditions continue to improve in Hawaii, we may see improving prospects for loan growth in certain portfolios.  However, we remain cautious about interest rates, the uncertainties of increased government regulation, as well as increased pressure on fee-based revenues in future periods.  In particular, we continue to monitor the pressure on our net interest margin in the current low interest rate environment, and the impact of compliance with the Durbin Amendment which has significantly reduced debit card income.  We intend to continue to focus on controlling expenses and maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
For the Period:
Operating Results
Net Interest Income	$93,632	$96,766	$286,961	$293,962
Provision for Credit Losses	-	2,180	979	10,471
Total Noninterest Income	52,374	50,863	147,304	154,248
Total Noninterest Expense	84,878	83,955	250,832	263,811
Net Income	41,232	43,306	125,789	120,814
Basic Earnings Per Share	0.92	0.93	2.78	2.55
Diluted Earnings Per Share	0.92	0.92	2.77	2.54
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	1.22%	1.31%	1.23%	1.24%
Return on Average Shareholders’ Equity	16.02	16.80	16.49	15.85
Efficiency Ratio [1]	58.13	56.87	57.76	58.86
Net Interest Margin [2]	2.98	3.09	3.01	3.16
Dividend Payout Ratio [3]	48.91	48.39	48.56	52.94
Average Shareholders’ Equity to Average Assets	7.59	7.79	7.47	7.83

Average Balances
Average Loans and Leases	$5,716,421	$5,340,406	$5,640,733	$5,326,209
Average Assets	13,490,835	13,125,077	13,640,304	13,019,898
Average Deposits	11,301,668	9,871,750	10,786,654	9,845,269
Average Shareholders’ Equity	1,023,804	1,022,585	1,018,903	1,019,409

Market Price Per Share of Common Stock
Closing	$45.62	$36.40	$45.62	$36.40
High	48.92	47.10	49.99	49.26
Low	45.29	35.30	44.02	35.30

			September 30,	December 31,
			2012	2011
As of Period End:
Balance Sheet Totals
Loans and Leases			$5,782,304	$5,538,304
Total Assets			13,382,425	13,846,391
Total Deposits			11,220,547	10,592,623
Long-Term Debt			28,065	30,696
Total Shareholders’ Equity			1,024,562	1,002,667

Asset Quality
Allowance for Loan and Lease Losses			$130,971	$138,606
Non-Performing Assets			40,284	40,790

Financial Ratios
Allowance to Loans and Leases Outstanding			2.27%	2.50%
Tier 1 Capital Ratio			16.12	16.68
Total Capital Ratio			17.39	17.95
Tier 1 Leverage Ratio			6.78	6.73
Total Shareholders’ Equity to Total Assets			7.66	7.24
Tangible Common Equity to Tangible Assets [4]			7.44	7.03
Tangible Common Equity to Risk-Weighted Assets [4]			17.43	17.93

Non-Financial Data
Full-Time Equivalent Employees			2,304	2,370
Branches and Offices			77	81
ATMs			495	506

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

GAAP to Non-GAAP Reconciliation		Table 2
	September 30,	December 31,
(dollars in thousands)	2012	2011
Total Shareholders’ Equity	$1,024,562	$1,002,667
Less: Goodwill	31,517	31,517
Intangible Assets	46	83
Tangible Common Equity	$992,999	$971,067

Total Assets	$13,382,425	$13,846,391
Less: Goodwill	31,517	31,517
Intangible Assets	46	83
Tangible Assets	$13,350,862	$13,814,791
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,697,581	$5,414,481

Total Shareholders’ Equity to Total Assets	7.66%	7.24%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.44%	7.03%

Tier 1 Capital Ratio	16.12%	16.68%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	17.43%	17.93%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis	Table 3

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011			September 30, 2012			September 30, 2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.0	$-	0.33%	$3.7	$-	0.56%	$3.4	$-	0.24%	$4.4	$-	0.18%
Funds Sold	221.5	0.1	0.19	309.4	0.2	0.20	240.5	0.4	0.19	427.8	0.7	0.22
Investment Securities Available-for-Sale	3,247.8	18.3	2.26	4,309.3	23.5	2.18	3,369.5	57.4	2.27	4,667.6	85.4	2.44
Held-to-Maturity	3,617.3	23.2	2.57	2,511.0	20.3	3.24	3,714.2	74.7	2.68	1,949.2	48.6	3.32
Loans Held for Sale	15.8	0.2	4.32	9.2	0.1	4.87	13.3	0.4	4.26	9.7	0.3	4.46
Loans and Leases [1]
Commercial and Industrial	797.2	7.7	3.86	815.5	8.2	3.97	796.5	23.5	3.94	788.0	23.8	4.03
Commercial Mortgage	993.2	10.8	4.32	876.7	10.7	4.85	962.9	31.7	4.40	873.1	31.9	4.88
Construction	100.1	1.3	4.97	74.5	1.0	5.15	101.1	3.9	5.13	78.1	3.0	5.14
Commercial Lease Financing	278.5	1.7	2.42	314.6	2.0	2.61	285.7	5.1	2.37	325.8	6.6	2.72
Residential Mortgage	2,391.8	28.1	4.70	2,129.8	27.8	5.23	2,342.8	83.8	4.77	2,114.7	84.2	5.31
Home Equity	770.2	8.3	4.28	780.5	9.3	4.72	773.8	25.2	4.35	787.2	28.4	4.82
Automobile	194.9	2.9	5.90	191.4	3.2	6.66	193.9	8.8	6.05	195.7	10.1	6.91
Other [2]	190.5	3.9	8.09	157.4	3.0	7.50	184.0	11.2	8.10	163.6	9.2	7.51
Total Loans and Leases	5,716.4	64.7	4.51	5,340.4	65.2	4.86	5,640.7	193.2	4.57	5,326.2	197.2	4.94
Other	80.1	0.3	1.41	79.9	0.3	1.40	80.0	0.8	1.41	79.9	0.8	1.40
Total Earning Assets [3]	12,902.9	106.8	3.30	12,562.9	109.6	3.48	13,061.6	326.9	3.34	12,464.8	333.0	3.56
Cash and Noninterest-Bearing Deposits	134.9			135.1			134.6			133.0
Other Assets	453.0			427.1			444.1			422.1
Total Assets	$13,490.8			$13,125.1			$13,640.3			$13,019.9

Interest-Bearing Liabilities
Interest-Bearing Deposits Demand	1,968.8	0.1	0.03	1,772.5	0.2	0.04	1,914.2	0.3	0.03	1,782.2	0.6	0.04
Savings	4,456.2	1.0	0.09	4,497.1	1.8	0.16	4,446.6	3.5	0.10	4,518.9	5.9	0.18
Time	1,823.2	1.8	0.38	1,069.4	2.6	0.96	1,447.1	5.8	0.53	1,041.7	8.1	1.04
Total Interest-Bearing Deposits	8,248.2	2.9	0.14	7,339.0	4.6	0.25	7,807.9	9.6	0.16	7,342.8	14.6	0.27
Short-Term Borrowings	18.5	-	0.15	19.0	-	0.08	16.4	-	0.14	17.4	-	0.12
Securities Sold Under Agreements to Repurchase	853.0	7.2	3.30	1,908.9	7.4	1.52	1,523.4	21.8	1.88	1,844.7	21.8	1.56
Long-Term Debt	28.0	0.5	6.52	30.7	0.5	6.50	29.8	1.5	6.51	32.0	1.5	6.15
Total Interest-Bearing Liabilities	9,147.7	10.6	0.46	9,297.6	12.5	0.53	9,377.5	32.9	0.46	9,236.9	37.9	0.54
Net Interest Income		$96.2			$97.1			$294.0			$295.1
Interest Rate Spread			2.84%			2.95%			2.88%			3.02%
Net Interest Margin			2.98%			3.09%			3.01%			3.16%
Noninterest-Bearing Demand Deposits	3,053.5			2,532.8			2,978.8			2,502.5
Other Liabilities	265.8			272.1			265.1			261.1
Shareholders’ Equity	1,023.8			1,022.6			1,018.9			1,019.4
Total Liabilities and Shareholders’ Equity	$13,490.8			$13,125.1			$13,640.3			$13,019.9

1  Non-performing loans and leases are included in the respective average loan and lease balances.  Income, if any, on such loans and leases is recognized on a cash basis.

2  Comprised of other consumer revolving credit, installment, and consumer lease financing.

3  Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,529,000 and $364,000 for the three months ended September 30, 2012 and 2011, respectively, and $7,080,000 and $1,142,000 for the nine months ended September 30, 2012 and 2011, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis	Table 4

	Nine Months Ended September 30, 2012
	Compared to September 30, 2011
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$ (0.2)	$ (0.1)	$ (0.3)
Investment Securities
Available-for-Sale	(22.4)	(5.6)	(28.0)
Held-to-Maturity	36.9	(10.8)	26.1
Loans Held for Sale	0.1	-	0.1
Loans and Leases
Commercial and Industrial	0.3	(0.6)	(0.3)
Commercial Mortgage	3.1	(3.3)	(0.2)
Construction	0.9	-	0.9
Commercial Lease Financing	(0.8)	(0.7)	(1.5)
Residential Mortgage	8.6	(9.0)	(0.4)
Home Equity	(0.5)	(2.7)	(3.2)
Automobile	(0.1)	(1.2)	(1.3)
Other [2]	1.2	0.8	2.0
Total Loans and Leases	12.7	(16.7)	(4.0)
Total Change in Interest Income	27.1	(33.2)	(6.1)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	-	(0.3)	(0.3)
Savings	(0.1)	(2.3)	(2.4)
Time	2.5	(4.8)	(2.3)
Total Interest-Bearing Deposits	2.4	(7.4)	(5.0)
Securities Sold Under Agreements to Repurchase	(4.1)	4.1	-
Long-Term Debt	(0.1)	0.1	-
Total Change in Interest Expense	(1.8)	(3.2)	(5.0)

Change in Net Interest Income	$ 28.9	$ (30.0)	$ (1.1)

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

Net interest income was $93.6 million in the third quarter of 2012, a decrease of $3.1 million or 3% compared to the same period in 2011.  On a taxable-equivalent basis, net interest income was $96.2 million in the third quarter of 2012, relatively unchanged compared to the same period in 2011.  The net interest margin was 2.98% in the third quarter of 2012, a decrease of 11 basis points compared to the same period in 2011.  Net interest income was $287.0 million for the first nine months of 2012, a decrease of $7.0 million or 2% compared to the same period in 2011.  On a taxable-equivalent basis, net interest income was $294.0 million for the first nine months of 2012, relatively unchanged compared to the same period in 2011.  The net interest margin was 3.01% for the first nine months of 2012, a decrease of 15 basis points compared to the same period in 2011.  The lower margins in 2012 were primarily due to lower yields on investment securities and loans.  As higher yielding assets continue to run-off, we expect pressure on our net interest margin as our assets re-price in the current low interest rate environment.

Yields on our earning assets decreased by 18 basis points in the third quarter of 2012 and by 22 basis points for the first nine months of 2012 compared to the same periods in 2011, reflective of lower yields on investment securities and loans.  Yields on our investment securities portfolio decreased by 15 basis points in the third quarter of 2012 and by 21 basis points for the first nine months of 2012 compared to the same periods in 2011.  Yields on our loans and leases decreased by 35 basis points in the third quarter of 2012 and by 37 basis points for the first nine months of 2012 compared to the same periods in 2011, with lower yields in nearly every category of loans and leases.  Partially offsetting the lower yields on our earning assets were lower funding costs, primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our time deposits decreased by 58 basis points in the third quarter of 2012 and by 51 basis points for the first nine months of 2012 compared to the same periods in 2011.

Average balances of our earning assets increased by $340.0 million or 3% in the third quarter of 2012 compared to the same period in 2011, primarily due to a $262.1 million increase in our residential mortgage loan portfolio and a $116.5 million increase in our commercial mortgage loan portfolio.  The increase in our residential mortgage portfolio was primarily due to higher origination volume related to strong refinancing activity, the result of low interest rates, as well as our decision to retain additional conforming saleable loans in our portfolio.  The increase in our commercial mortgage loan portfolio was primarily due to increased demand from new and existing customers.

Average balances of our earning assets increased by $596.7 million or 5% for the first nine months of 2012 compared to the same period in 2011, primarily due to a $466.7 million increase in average balances of our investment securities portfolio.  In 2011 and during the first nine months of 2012, we reduced our holdings in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) to somewhat reduce extension risk.  Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $309.1 million for the first nine months of 2012 compared to the same period in 2011.  We invested our excess liquidity into state and municipal securities and securities issued by the Small Business Administration (the “SBA”).  Average balances of our investments in state and municipal bond holdings increased by $520.5 million and average balances of our SBA securities increased by $336.3 million for the first nine months of 2012 compared to the same period in 2011.  Also contributing to the increase in our average balances of earning assets was a $228.2 million increase in our residential mortgage loan portfolio primarily due to higher origination volume related to strong refinancing activity, the result of low interest rates, as well as our decision to retain additional conforming saleable loans in our portfolio, partially offset by a $187.3 million reduction in funds sold.

Average balances of our interest-bearing liabilities decreased by $149.9 million or 2% in the third quarter of 2012 compared to the same period in 2011 primarily due to a $1.1 billion decrease in average balances of our public repurchase agreements, partially offset by an $822.5 million increase in public time deposits of $100 thousand or more as a result of local government entities transferring their funds from repurchase agreements to time deposits.  Average balances of our interest-bearing liabilities increased by $140.6 million or 2% for the first nine months of 2012 compared to the same period in 2011 primarily due to a $482.6 million increase in average balances of our public time deposits of $100 thousand or more, partially offset by a $321.3 million decrease in our public repurchase agreements.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  We recorded no Provision in the third quarter of 2012 and recorded a Provision of $1.0 million for the first nine months of 2012 compared to a Provision of $2.2 million in the third quarter of 2011 and $10.5 million for the first nine months of 2011.  The lower Provision in 2012 reflected improving credit trends and the underlying risk profile of the loan and lease portfolio as economic conditions in Hawaii continued to improve.  Net charge-offs were $1.5 million in the third quarter of 2012 and $8.6 million for the first nine months of 2012, a decrease of $2.3 million or 61% and $5.8 million or  40% compared to the same periods in 2011, respectively.  Non-performing assets appear to have stabilized and were $40.3 million as of September 30, 2012, a decrease of $0.5 million from December 31, 2011.  For further discussion, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the Allowance.

Noninterest Income

Noninterest income increased by $1.5 million or 3% in the third quarter of 2012 and decreased by $6.9 million or 5% for the first nine months of 2012 compared to the same periods in 2011.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.1 billion as of September 30, 2012, $9.3 billion as of December 31, 2011, and $9.5 billion as of September 30, 2011.  Trust and asset management income increased by $0.3 million or 2% in the third quarter of 2012 primarily due to higher agency fees.  Trust and asset management income decreased by $0.9 million or 3% for the first nine months of 2012 compared to the same period in 2011.  This decrease was primarily due to a $0.6 million decline in special service fees which were mainly the result of two large termination fees recorded in the first quarter of 2011.  In addition, mutual fund investment management fees decreased by $0.3 million primarily due to our decision to liquidate our proprietary money market funds in November 2011.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income increased by $6.3 million or 114% in the third quarter of 2012 compared to the same period in 2011.  This increase was primarily due to higher loan origination volume related to refinancing activity and an increase in loan sale margins.  Residential mortgage loan originations were $287.5 million in the third quarter of 2012, a $92.4 million or 47% increase compared to the same period in 2011.  Residential mortgage loan sales were $174.1 million in the third quarter of 2012, a $74.2 million or 74% increase compared to the same period in 2011.  Mortgage banking income increased by $13.1 million or 116% for the first nine months of 2012 compared to the same period in 2011 primarily due to the aforementioned increases in loan origination volume and loan sale margins.  Residential mortgage loan originations were $873.2 million for the first nine months of 2012, an increase of $270.2 million or 45% compared to the same period in 2011.  Residential mortgage loan sales were $369.5 million for the first nine months of 2012, an increase of $58.2 million or 19% compared to the same period in 2011.

Service charges on deposit accounts decreased by $0.5 million or 5% in the third quarter of 2012 and by $1.0 million or 3% for the first nine months of 2012 compared to the same periods in 2011.  These decreases were primarily due to a decline in account analysis fees as a result of reduced charges applied against the customers’ earnings credit rate.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges decreased by $4.3 million or 27% in the third quarter of 2012 and by $11.2 million or 23% for the first nine months of 2012 compared to the same periods in 2011.  These decreases were primarily due to a decline in debit card income resulting mainly from the pricing restrictions imposed by the Durbin Amendment, which was effective October 1, 2011.

Sales of investment securities resulted in a net gain of less than $0.1 million in the third quarter of 2012 compared to no sales of investment securities during the same period in 2011.  Sales of investment securities resulted in a net loss of $0.1 million for the first nine months of 2012 compared to a net gain of $6.1 million for the same period in 2011.  The amount and timing of our sales of investments securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Insurance income decreased by $0.3 million or 13% in the third quarter of 2012 and by $1.6 million or 19% for the first nine months of 2012 compared to the same periods in 2011.  These decreases were primarily due to lower sales of our annuity products.  The low interest rate environment, in particular, continues to adversely affect sales of our fixed annuity products.

Other noninterest income increased by $0.1 million or 2% in the third quarter of 2012 and by $0.8 million or 4% for the first nine months of 2012 compared to the same periods in 2011.  The year-to-date increase was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million in the first quarter of 2012.  This increase was partially offset by a $2.0 million contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds, combined with a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease in the first quarter of 2012.

Noninterest Expense

Noninterest expense increased by $0.9 million or 1% in the third quarter of 2012 and decreased by $13.0 million or 5% for the first nine months of 2012 compared to the same periods in 2011.

Table 5 presents the components of salaries and benefits expense.

Salaries and Benefits				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Salaries	$ 29,312	$ 28,965	$ 85,830	$ 87,182
Incentive Compensation	4,492	4,777	12,678	12,486
Share-Based Compensation and Cash Grants for the Purchase of Company Stock	1,817	743	5,260	3,901
Commission Expense	1,750	1,572	5,040	4,788
Retirement and Other Benefits	4,322	3,634	12,193	12,400
Payroll Taxes	2,267	2,241	8,522	8,615
Medical, Dental, and Life Insurance	2,255	2,056	6,931	6,717
Separation Expense	1,016	319	1,838	1,800
Total Salaries and Benefits	$ 47,231	$ 44,307	$ 138,292	$ 137,889

Salaries and benefits expense increased by $2.9 million or 7% in the third quarter of 2012 compared to the same period in 2011.  Share-based compensation increased by $1.1 million primarily due to a new stock option program introduced in the fourth quarter of 2011, coupled with an increase in amortization related to performance-based restricted stock granted in the first quarter of 2012.  In addition, profit sharing accruals increased by $0.6 million due to higher Company profitability and separation expense increased by $0.7 million.  Salaries and benefits expense increased by $0.4 million or less that 1% for the first nine months of 2012 compared to the same period in 2011.  An increase in share-based compensation was largely offset by a decrease in salaries expense.

Net occupancy expense decreased by $0.6 million or 5% in the third quarter of 2012 and by $0.8 million or 3% for the first nine months of 2012 compared to the same periods in 2011.  These decreases were primarily due to a decline in depreciation expense primarily related to the closure of two branches in April 2012.

Net equipment expense decreased by $0.1 million or 3% in the third quarter of 2012 and increased by $0.9 million or 7% for the first nine months of 2012 compared to the same periods in 2011.  The increase for the first nine months of 2012 was primarily due to the purchase of technology equipment in the first quarter of 2012.

FDIC insurance expense decreased by $0.2 million or 12% in the third quarter of 2012 and by $1.3 million or 18% for the first nine months of 2012 compared to the same periods in 2011.  The decrease for the first nine months of 2012 was primarily due to lower rate assessments as a result of new rules finalized by the FDIC.  As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.”  The new rate schedule and other revisions to the assessment rules became effective April 1, 2011.  On October 9, 2012, the FDIC issued a final rule that revises the definitions of subprime consumer loans and leveraged commercial loans for banks with more than $10.0 billion in assets that are subject to the large-bank pricing assessment system.  The final rule is effective April 1, 2013.  As of the date of this filing, management is still assessing the potential impact that the provisions of this final rule may have on the Company’s FDIC assessments.

Other noninterest expense decreased by $1.3 million or 7% in the third quarter of 2012 compared to the same period in 2011.  This decrease was primarily due to a $2.0 million reduction in donations, partially offset by $1.0 million of start-up expenses related to our new consumer credit card product.  Other noninterest expense decreased by $12.5 million or 19% for the first nine months of 2012 compared to the same period in 2011.  This decrease was primarily due to the accrual of $9.0 million related to the settlement of overdraft litigation recorded in the second quarter of 2011.  In addition, operating losses, which include losses as a result of bank error, fraud, items processing, or theft, decreased by $1.3 million, while donations declined by $1.0 million.

Provision for Income Taxes

Table 6 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Provision for Income Taxes	$ 19,896	$ 18,188	$ 56,665	$ 53,114
Effective Tax Rates	32.55%	29.58%	31.06%	30.54%

The higher effective tax rate for the third quarter of 2012 compared to the same period in 2011 was primarily due to a $1.8 million credit to the provision for income taxes recorded in the third quarter of 2011 for the release of a valuation allowance related to low-income housing investments.

The slightly higher effective tax rate for the first nine months of 2012 compared to the same period in 2011 was primarily due to a $2.7 million credit to the provision for income taxes recorded in the second quarter of 2011 related to the release of reserves due to the closing of the Internal Revenue Service audit for tax years 2007 and 2008 as well as the previously noted release of the valuation allowance related to low-income housing investments.  This was partially offset by a $2.7 million credit to the provision for income taxes recorded in the first quarter of 2012 related to the sale of our equity interest in two cargo ship leveraged leases.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities was $6.6 billion as of September 30, 2012, a decrease of $510.2 million or 7% compared to December 31, 2011.

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

During the third quarter of 2012, we continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  As of September 30, 2012, our portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011 and were all AAA-rated.  As of September 30, 2012, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

Gross unrealized gains in our investment securities portfolio were $201.5 million as of September 30, 2012 and $168.0 million as of December 31, 2011.  Gross unrealized losses on our temporarily impaired investment securities were $0.7 million as of September 30, 2012 and $6.6 million as of December 31, 2011.  As of September 30, 2012, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies and were attributable primarily to changes in interest rates, relative to when the investment securities were purchased.

As of September 30, 2012, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 7
	September 30,	December 31,
(dollars in thousands)	2012	2011
Commercial
Commercial and Industrial	$808,621	$817,170
Commercial Mortgage	1,039,556	938,250
Construction	101,818	98,669
Lease Financing	277,328	311,928
Total Commercial	2,227,323	2,166,017
Consumer
Residential Mortgage	2,392,871	2,215,892
Home Equity	770,284	780,691
Automobile	200,788	192,506
Other [1]	191,038	183,198
Total Consumer	3,554,981	3,372,287
Total Loans and Leases	$5,782,304	$5,538,304

1  Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2012 increased by $244.0 million or 4% from December 31, 2011.

Commercial loans and leases as of September 30, 2012 increased by $61.3 million or 3% from December 31, 2011.  Commercial and industrial loans decreased by $8.5 million or 1% from December 31, 2011 primarily due to corporate customers that remained cautious as they continued to paydown their loan balances.  Commercial mortgage loans increased by $101.3 million or 11% from December 31, 2011 primarily due to increased demand from new and existing customers.  Construction loans increased by $3.1 million or 3% from December 31, 2011.  However, demand for new development activity generally remains weak.  Lease financing decreased by $34.6 million or 11% from December 31, 2011 primarily due to a $16.6 million decrease in balances related to a lessee’s decision to exercise its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012.  Also contributing to the decrease in lease financing balances was a $6.1 million decrease related to the sale and termination of an aircraft lease in the first quarter of 2012.

Consumer loans and leases as of September 30, 2012 increased by $182.7 million or 5% from December 31, 2011.  Residential mortgage loans increased by $177.0 million or 8% from December 31, 2011 primarily due to strong refinancing activity, the result of low interest rates, as well as our decision to retain additional conforming saleable loans in our portfolio.  Home equity loans decreased by $10.4 million or 1% from December 31, 2011 primarily due to continued paydowns and reduced line utilization.  Automobile loans increased by $8.3 million or 4% from December 31, 2011 primarily due to increased customer demand and changes in our underwriting practices.  Other consumer loans as of September 30, 2012 increased by $7.8 million or 4% from December 31, 2011 primarily due to the success of our installment loan product.

Table 8 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 8
		U.S.		Other
(dollars in thousands)	Hawaii	Mainland [1]	Guam	Pacific Islands	Foreign [2]	Total
September 30, 2012
Commercial
Commercial and Industrial	$704,525	$34,726	$66,611	$2,148	$611	$808,621
Commercial Mortgage	942,977	33,441	63,138	-	-	1,039,556
Construction	99,059	-	2,759	-	-	101,818
Lease Financing	30,733	207,292	16,008	-	23,295	277,328
Total Commercial	1,777,294	275,459	148,516	2,148	23,906	2,227,323
Consumer
Residential Mortgage	2,246,673	-	141,573	4,625	-	2,392,871
Home Equity	740,307	8,477	19,518	1,982	-	770,284
Automobile	142,399	4,977	50,728	2,684	-	200,788
Other [3]	137,111	-	20,838	33,085	4	191,038
Total Consumer	3,266,490	13,454	232,657	42,376	4	3,554,981
Total Loans and Leases	$5,043,784	$288,913	$381,173	$44,524	$23,910	$5,782,304

December 31, 2011
Commercial
Commercial and Industrial	$700,570	$42,296	$67,870	$3,325	$3,109	$817,170
Commercial Mortgage	849,551	23,965	64,711	3	20	938,250
Construction	98,669	-	-	-	-	98,669
Lease Financing	30,488	236,203	21,868	-	23,369	311,928
Total Commercial	1,679,278	302,464	154,449	3,328	26,498	2,166,017
Consumer
Residential Mortgage	2,059,448	-	150,676	5,768	-	2,215,892
Home Equity	750,196	10,512	17,877	2,106	-	780,691
Automobile	140,111	9,073	41,113	2,209	-	192,506
Other [3]	139,229	-	19,136	24,828	5	183,198
Total Consumer	3,088,984	19,585	228,802	34,911	5	3,372,287
Total Loans and Leases	$4,768,262	$322,049	$383,251	$38,239	$26,503	$5,538,304

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

Other Assets

Table 9 presents the major components of other assets.

Other Assets		Table 9
	September 30,	December 31,
(dollars in thousands)	2012	2011
Bank-Owned Life Insurance	$217,247	$213,113
Federal Home Loan Bank and Federal Reserve Bank Stock	79,586	79,946
Low-Income Housing and Other Equity Investments	42,786	35,860
Derivative Financial Instruments	48,138	38,085
Prepaid Expenses	24,875	28,979
Accounts Receivable	13,482	13,607
Federal and State Tax Deposits	6,069	6,069
Other	50,392	26,113
Total Other Assets	$482,575	$441,772

Other assets increased by $40.8 million or 9% from December 31, 2011.  The increase in other assets from December 31, 2011 was primarily due to a $19.3 million increase in receivables related to the settlement of investment securities that matured.  Also contributing to the increase was a $10.1 million increase in the fair value of our derivative financial instruments, a $10.5 million increase in commitments to fund low-income housing investments, and a $4.1 million increase in the value of our bank-owned life insurance.  This was partially offset by a $5.6 million decrease in prepaid FDIC assessments due to amortization recorded in the first nine months of 2012.

As of September 30, 2012, the carrying value of our Federal Home Loan Bank of Seattle (“FHLB”) stock was $60.7 million and consisted of 607,461 shares valued at a par value of $100 per share.  Our investment in the FHLB is a condition of membership and, as such, is required to obtain credit and other services from the FHLB.  As of June 30, 2012, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (the “Finance Agency”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.  However, on September 7, 2012, the FHLB reported that its financial health has been steadily improving.  As such, the Finance Agency upgraded the FHLB’s classification to “adequately capitalized,” which will allow it, conditions permitting, to repurchase a small amount of excess capital stock for the first time since December 2008.  In 2007, the Company requested the redemption of 361,645 shares.  On September 24, 2012, the FHLB redeemed 5,463 shares at par value of $100 per share for a total of $546,300.  This redemption reduced our holdings in FHLB stock from $61.3 million to $60.7 million.

We consider our investment in the FHLB as a long-term investment and we value the investment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  We understand that in addition to meeting all of its regulatory capital requirements, as of June 30, 2012, the FHLB met all minimum financial requirements stipulated under a Consent Order issued by the Finance Agency in October 2010.  To our knowledge, the FHLB also continues to meet its debt obligations and if needed has an additional source of liquidity available to U.S. Government-Sponsored Enterprises through the U.S. Treasury.  Based upon the foregoing, we have not recorded an impairment of the carrying value of our FHLB stock as of September 30, 2012.

Deposits

Table 10 presents the composition of our deposits by major customer categories.

Deposits		Table 10
	September 30,	December 31,
(dollars in thousands)	2012	2011
Consumer	$5,369,724	$5,241,827
Commercial	4,394,745	4,320,712
Public and Other	1,456,078	1,030,084
Total Deposits	$11,220,547	$10,592,623

Our strong brand continues to play a key role as we compete with other financial institutions for a share of the deposit market.

Customers continue to seek liquidity and safety in light of the slow pace of economic recovery both in Hawaii and on the U.S. Mainland.  Deposit balances as of September 30, 2012 increased by $627.9 million or 6% from December 31, 2011.  The increase was primarily due to a $486.0 million increase in public time deposits, mainly the result of local government entities transferring funds from repurchase agreements to time deposits.  Consumer and commercial deposits also rose due to increases in demand and savings account balances, partially offset by a decrease in time deposits.

Table 11 presents the composition of our savings deposits.

Savings Deposits		Table 11
	September 30,	December 31,
(dollars in thousands)	2012	2011
Money Market	$1,726,186	$1,732,999
Regular Savings	2,754,547	2,665,639
Total Savings Deposits	$4,480,733	$4,398,638

Table 12 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 12
	Three Months Ended
	September 30,	December 31,
(dollars in thousands)	2012	2011
Average Time Deposits	$1,477,636	$769,024

Borrowings

Borrowings consisted of funds purchased as of September 30, 2012 and December 31, 2011.  Borrowings were $10.9 million as of September 30, 2012, relatively unchanged from December 31, 2011.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Due to our successful deposit gathering efforts and our strong capital levels, our level of borrowings as a source of funds has remained low.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	September 30,	December 31,
(dollars in thousands)	2012	2011
Government Entities	$218,080	$1,325,998
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$818,080	$1,925,998

Securities sold under agreements to repurchase as of September 30, 2012 decreased by $1.1 billion or 58% from December 31, 2011.  The decrease was primarily due to local government entities transferring funds from repurchase agreements to time deposits.  As of September 30, 2012, the weighted average maturity was 207 days for our securities sold under agreements to repurchase with government entities and 5.2 years for securities sold under agreements to repurchase with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.6 years.  As of September 30, 2012, all of our securities sold under agreements to repurchase were at fixed interest rates.  As of September 30, 2012, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.11% and 4.63%, respectively.  We have not entered into agreements in which the securities sold and the related liability were not recorded on the consolidated statements of condition.

Long-Term Debt

Long-term debt was $28.1 million as of September 30, 2012, a $2.6 million or 9% decrease from December 31, 2011.  Due to our strong liquidity position, we have not needed additional long-term funding in recent years.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Retail Banking	$10,279	$11,660	$25,088	$26,411
Commercial Banking	11,507	14,202	40,226	39,996
Investment Services	2,811	3,055	7,202	7,864
Total	24,597	28,917	72,516	74,271
Treasury and Other	16,635	14,389	53,273	46,543
Consolidated Total	$41,232	$43,306	$125,789	$120,814

Retail Banking

Net income decreased by $1.4 million or 12% in the third quarter of 2012 compared to the same period in 2011 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by a decrease in the Provision. The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit and loan balances.  The increase in noninterest expense was primarily due to start-up costs related to the launch of our new consumer credit card product. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio.

Net income decreased by $1.3 million or 5% during the first nine months of 2012 compared to the same period in 2011 primarily due to decreases in net interest income and noninterest income, partially offset by decreases in the Provision and noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit and loan balances.  The decrease in noninterest income was primarily due to lower debit card interchange income resulting from the pricing restrictions imposed by the Durbin Amendment, partially offset by higher mortgage banking income. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011.

Commercial Banking

Net income decreased by $2.7 million or 19% in the third quarter of 2012 compared to the same period in 2011 primarily due to decreases in net interest income and noninterest income, partially offset by a decrease in noninterest expense.  The decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.  The decrease in noninterest income was due to lower account analysis, merchant, signature debit and business check card fee income.  The decrease in noninterest expense was primarily due to lower other operating and allocated expenses.

Net income increased by $0.2 million or 1% for the first nine months of 2012 compared to the same period in 2011 primarily due to decreases in the provision for income taxes and noninterest expense, coupled with an increase in noninterest income.  These positive variances were partially offset by a decrease in net interest income.   The decrease in the provision for income taxes and the increase in noninterest income were attributed to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases.  The decrease in noninterest expense was primarily due to lower other operating expense and lower allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011.  The decrease in net interest income was due to lower earnings credits on the segment’s deposit portfolio, partially offset by higher average deposit balances.

Investment Services

Net income decreased by $0.2 million or 8% in the third quarter of 2012 compared to the same period in 2011 primarily due to a decrease in noninterest income, partially offset by a decrease in the Provision.  The decrease in noninterest income was primarily due to a contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds, partially offset by higher mortgage banking income.  The decrease in the Provision reflects the improving credit trends and the underlying risk profile of the loan portfolio.

Net income decreased by $0.7 million or 8% for the first nine months of 2012 compared to the same period in 2011 primarily due to decreases in noninterest income and net interest income, partially offset by a decrease in noninterest expense.  The decrease in noninterest income was primarily due to lower annuity and life insurance fee income from the segment’s full service brokerage, coupled with the aforementioned contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds.  This decrease was partially offset by higher mortgage banking income.  The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio.  The decrease in noninterest expense was primarily due to lower salaries and other operating expense.

Treasury and Other

Net income increased by $2.2 million or 16% in the third quarter of 2012 compared to the same period in 2011 primarily due to an increase in net interest income and noninterest income.  The increase in net interest income was primarily due to lower deposit funding costs.  The increase in noninterest income was primarily due to a reduction in net fair value write-downs of mortgage servicing rights.

Net income increased by $6.7 million or 14% for the first nine months of 2012 compared to the same period in 2011 primarily due to an increase in net interest income coupled with a lower Provision.  This was partially offset by a decrease in noninterest income.  The increase in net interest income was primarily due to lower deposit funding costs.  The decrease in the Provision represents a reduction in the Allowance due to improvements in credit quality.  The decrease in noninterest income was primarily due to lower net investment securities gains and a reduction in net fair value write-downs of mortgage servicing rights.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2012, our overall credit risk position reflects a generally improving Hawaii economy.  However, we remain cautious because of the slow pace of economic recovery both in Hawaii and the U.S. Mainland.  We also remain concerned about U.S. and global economic volatility.

Although asset quality has improved over the past several years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of September 30, 2012, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
	September 30,	December 31,
(dollars in thousands)	2012	2011
Residential Land Loans	$16,513	$18,163
Home Equity Loans	19,774	21,413
Air Transportation	27,765	36,144
Total	$64,052	$75,720

As of September 30, 2012, our higher risk loans and leases outstanding decreased by $11.7 million or 15% from December 31, 2011.

We previously reported a segment of our residential home building loans as representing a higher risk profile.  However, as of September 30, 2012, this segment of our residential home building loans has significantly decreased and now represents an exposure of less than $3.0 million due to paydowns and improved borrower financial performance.  As such, we no longer consider this segment of our residential home building loans to be a reportable higher risk loan segment.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $16.5 million as of September 30, 2012, of which $14.1 million was related to properties on the neighbor islands.  The decrease in our higher risk exposure in this portfolio segment for the first nine months of 2012 was primarily due to $1.4 million in paydowns and $0.3 million in charge-offs.  Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of September 30, 2012, there was a nominal specific Allowance associated with the remaining balance of our residential land loans and there were no residential land loans that were past due 90 days or more as to principal or interest.

The higher risk segment within our Hawaii home equity lending portfolio was $19.8 million or 3% of our total home equity loans outstanding as of September 30, 2012.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of September 30, 2012, there was no specific Allowance associated with the balance of our higher risk home equity loans.  The higher risk home equity loans had a 90 day past due delinquency ratio of 2.9% and $2.4 million in gross charge-offs were recorded during the first nine months of 2012.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which is negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of September 30, 2012, our air transportation leasing portfolio was comprised of four leveraged leases on aircraft that were originated in the 1990’s and prior.  In the first nine months of 2012, we sold one aircraft and terminated the lease and transferred one aircraft to equipment held for sale, a component of other assets, at the lease termination date.  These two transactions decreased our higher risk air transportation exposure by $8.6 million, which had a related Allowance of $3.4 million.  As of September 30, 2012, the Allowance associated with our air transportation leases was $20.5 million. For the first nine months of 2012, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
	September 30,	December 31,
(dollars in thousands)	2012	2011
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,635	$6,243
Commercial Mortgage	2,671	2,140
Construction	953	2,080
Lease Financing	—	5
Total Commercial	9,259	10,468
Consumer
Residential Mortgage	25,456	25,256
Home Equity	2,502	2,024
Total Consumer	27,958	27,280
Total Non-Accrual Loans and Leases	37,217	37,748
Foreclosed Real Estate	3,067	3,042
Total Non-Performing Assets	$40,284	$40,790

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$1
Total Commercial	—	1
Consumer
Residential Mortgage	3,988	6,422
Home Equity	2,755	2,194
Automobile	154	170
Other [1]	578	435
Total Consumer	7,475	9,221
Total Accruing Loans and Leases Past Due 90 Days or More	$7,475	$9,222
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$31,426	$33,703
Total Loans and Leases	$5,782,304	$5,538,304

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.64%	0.68%

Ratio of Non-Performing Assets to Total Loans and Leases, and Foreclosed Real Estate	0.70%	0.74%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, and Commercial Foreclosed Real Estate	0.46%	0.56%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.84%	0.85%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, and Foreclosed Real Estate	0.83%	0.90%

Changes in Non-Performing Assets
Balance at December 31, 2011	$40,790
Additions	15,786
Reductions
Payments	(7,874)
Return to Accrual Status	(3,703)
Sales of Foreclosed Real Estate	(3,720)
Charge-offs/Write-downs	(995)
Total Reductions	(16,292)
Balance at September 30, 2012	$40,284

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

Total NPAs were $40.3 million as of September 30, 2012, a decrease of $0.5 million or 1% from December 31, 2011.  The ratio of our non-accrual loans and leases to total loans and leases was 0.64% as of September 30, 2012 and 0.68% as of December 31, 2011.

Commercial and industrial non-accrual loans decreased by $0.6 million or 10% from December 31, 2011 due to paydowns.  As of September 30, 2012, three commercial borrowers comprised 99% of the non-accrual balance in this category.  We individually evaluated these loans for impairment and have previously recorded partial charge-offs of $5.3 million on two of these loans.

Commercial mortgage non-accrual loans increased by $0.5 million from December 31, 2011 due to the addition of one loan.  We have individually evaluated all four of these loans for impairment and have previously recorded a partial charge-off of $0.5 million on one of these loans.

There was one construction non-accrual loan as of September 30, 2012 and December 31, 2011. The $1.1 million decrease from December 31, 2011was due to a partial charge-off of $0.3 million and paydowns of $0.8 million.

Residential mortgage non-accrual loans increased by $0.2 million or 1% from December 31, 2011 primarily due to $8.5 million in additions with 15% representing Oahu owner-occupant properties.  This increase was partially offset by $7.9 million in repayments.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of September 30, 2012, our residential mortgage non-accrual loans were comprised of 64 loans with a weighted average current LTV ratio of 82%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate remained relatively unchanged from December 31, 2011.  During the first nine months of 2012, the addition of several residential properties was offset by the sales of one commercial property and several residential properties.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $48.0 million as of September 30, 2012 and $47.6 million as of December 31, 2011, and had a related Allowance of $3.3 million as of September 30, 2012 and $5.5 million as of December 31, 2011.  As of September 30, 2012, we have recorded charge-offs of $12.3 million related to our impaired loans.  As of September 30, 2012, our impaired loans have been included in management’s assessment of the overall adequacy of the Allowance.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.5 million as of September 30, 2012, a $1.7 million or 19% decrease from December 31, 2011.  The decrease was primarily in our neighbor island residential mortgage portfolio.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
	September 30,	December 31,
(dollars in thousands)	2012	2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$31,426	$33,703
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	9,923	5,127
Total Restructured Loans	$41,349	$38,830

Loans modified in a TDR increased by $2.5 million or 6% from December 31, 2011.  The majority of our TDRs are residential mortgage loans in which we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time.  Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.  The increase in loans modified in a TDR from December 31, 2011 was primarily due to additional modifications of residential mortgage loans.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$137,862	$150,395	$144,025	$152,777
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(519)	(4,215)	(3,028)	(7,379)
Construction	-	-	(330)	-
Consumer
Residential Mortgage	(628)	(1,558)	(3,577)	(5,286)
Home Equity	(1,061)	(2,528)	(5,159)	(7,139)
Automobile	(472)	(715)	(1,436)	(2,541)
Other [1]	(2,354)	(1,755)	(5,199)	(4,807)
Total Loans and Leases Charged-Off	(5,034)	(10,771)	(18,729)	(27,152)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	578	994	3,035	1,965
Commercial Mortgage	14	530	48	530
Construction	3	-	3	-
Lease Financing	83	3,405	166	3,499
Consumer
Residential Mortgage	739	740	1,781	1,621
Home Equity	258	137	993	1,226
Automobile	433	650	1,453	1,951
Other [1]	1,454	569	2,636	1,941
Total Recoveries on Loans and Leases Previously Charged-Off	3,562	7,025	10,115	12,733
Net Loans and Leases Charged-Off	(1,472)	(3,746)	(8,614)	(14,419)
Provision for Credit Losses	-	2,180	979	10,471
Balance at End of Period [2]	$136,390	$148,829	$136,390	$148,829

Components
Allowance for Loan and Lease Losses	$130,971	$143,410	$130,971	$143,410
Reserve for Unfunded Commitments	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$136,390	$148,829	$136,390	$148,829

Average Loans and Leases Outstanding	$5,716,421	$5,340,406	$5,640,733	$5,326,209

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.10%	0.28%	0.20%	0.36%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.27%	2.68%	2.27%	2.68%

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

Allowance for Loan and Lease Losses

As of September 30, 2012, the Allowance was $131.0 million or 2.27% of total loans and leases outstanding, compared with an Allowance of $138.6 million or 2.50% of total loans and leases outstanding as of December 31, 2011.  The decrease in the Allowance was commensurate with improvements in credit quality and a generally improving economy in Hawaii.  With continued improvement in the Hawaii economy and in our credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

The allocation of the Allowance between the commercial and consumer categories changed during the first nine months of 2012 based on management’s ongoing assessment of the Allowance.  Factors contributing to the change in the allocation of the Allowance included management’s consideration of energy prices, economic uncertainty both domestically and globally, and the direct and indirect impact these items potentially have on Hawaii tourism, employment, and discretionary spending.  We continue to see improvements in our credit quality, with most metrics showing positive trends through the first nine months of 2012.

Net charge-offs of loans and leases were $1.5 million or 0.10% of total average loans and leases, on an annualized basis, in the third quarter of 2012 compared to $3.7 million or 0.28% of total average loans and leases, on an annualized basis, in the third quarter of 2011.  Net charge-offs of loans and leases were $8.6 million or 0.20% of total average loans and leases, on an annualized basis, for the first nine months of 2012 compared to $14.4 million or 0.36% of total average loans and leases, on an annualized basis, for the first nine months of 2011.  All of our commercial portfolios were in net recovery positions for the third quarter of 2012.  Net charge-offs in our commercial portfolios were $0.1 million for the first nine months of 2012 compared with $1.4 million for the same period in 2011.  Net charge-offs of loans and leases in the third quarter of 2012 and for the first nine months of 2012 were lower in all of our consumer portfolios compared to the same periods in 2011.  Net charge-offs of loans and leases in the third quarter of 2012 and for the first nine months of 2012 were primarily in our home equity and other consumer portfolios.  The risk profile of our consumer loan portfolios continue to be negatively impacted by unemployment levels and neighbor island residential real estate prices.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2012, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of September 30, 2012, unchanged from December 31, 2011.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

As of September 30, 2012, the unpaid principal balance of our portfolio of residential mortgage loans sold was $2.9 billion.  The agreements under which we sell residential mortgage loans require us to deliver various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective.  Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current.  Upon receipt of a repurchase request, we work with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  We manage the risk associated with potential repurchases or other forms of settlement through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the first nine months of 2012, we repurchased five residential mortgage loans with an unpaid principal balance totaling $1.9 million as a result of the representation and warranty provisions contained in these contracts.  Three of these loans were delinquent as to principal and interest at the time of repurchase.  However, no losses were incurred related to these repurchases.  As of September 30, 2012, there were two pending repurchase requests totaling $0.4 million related to representation and warranty provisions.

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

Each agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements.  However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank.  Remedies could include repurchase of an affected loan.  As of September 30, 2012, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of September 30, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends and thus have not established a liability for losses related to mortgage loan repurchases.  As of September 30, 2012, 99% of our residential mortgage loans serviced for investors were current.  We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2012 and December 31, 2011, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of September 30, 2012, net interest income sensitivity to changes in interest rates as of September 30, 2012 was more sensitive compared to the sensitivity profile as of December 31, 2011.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile				Table 19

	Impact on Future Annual Net Interest Income

(dollars in thousands)	September 30, 2012		December 31, 2011
Gradual Change in Interest Rates (basis points)
+200	$7,422	2.1%	$2,934	0.8%
+100	4,383	1.3%	2,036	0.5%
-100	(8,775)	-2.5%	(7,900)	-2.0%

Immediate Change in Interest Rates (basis points)
+200	$21,506	6.2%	$10,086	2.6%
+100	13,261	3.8%	7,226	1.9%
-100	(27,243)	-7.8%	(25,750)	-6.7%

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

We continued to maintain a strong liquidity position throughout the third quarter of 2012.  As of September 30, 2012, cash and cash equivalents were $409.9 million, available-for-sale investment securities were $3.1 billion, and total deposits were $11.2 billion.  As of September 30, 2012, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, state and municipal securities, and in U.S. Treasury Notes.  As of September 30, 2012, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of less than three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2012, the Company and the Bank were “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2012 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2012, shareholders’ equity was $1.0 billion, an increase of $21.9 million from December 31, 2011.  Earnings for the first nine months of 2012 of $125.8 million, common stock issuances of $11.0 million, and a net increase in unrealized gains related to available-for-sale and held-to-maturity investment securities of $6.7 million were partially offset by cash dividends paid of $61.5 million.  In the first nine months of 2012, we also repurchased 1.4 million shares of our common stock under our share repurchase program at an average cost per share of $46.87 and a total cost of $64.5 million.  In the third quarter of 2012, we reduced our share repurchases to $14.5 million, compared to $20.0 million in the second quarter of 2012 and $30.0 million in the first quarter of 2012. This combined with a lower level of total assets, compared to the second quarter of 2012, produced a higher Tier 1 Leverage Ratio of 6.78% compared to 6.57% in the second quarter of 2012.  From the beginning of our share repurchase program in July 2001 through September 30, 2012, we repurchased a total of 49.9 million shares of common stock and returned a total of $1.8 billion to our shareholders at an average cost of $36.28 per share.  As of September 30, 2012, remaining buyback authority under our share repurchase program was $84.5 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From October 1, 2012 through October 15, 2012, the Parent repurchased an additional 57,500 shares of common stock at an average cost of $45.33 per share for a total of $2.6 million.  Remaining buyback authority was $81.9 million as of October 15, 2012.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2012, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2012 to shareholders of record at the close of business on November 30, 2012.

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

Table 20 presents our regulatory capital and ratios as of September 30, 2012 and December 31, 2011.

	Regulatory Capital and Ratios		Table 20
		September 30,	December 31,
	(dollars in thousands)	2012	2011
	Regulatory Capital
	Shareholders’ Equity	$1,024,562	$1,002,667
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	2,668	2,815
	Net Unrealized Gains on Investment Securities	69,635	62,932
	Other	2,200	2,230
	Tier 1 Capital	918,542	903,173
	Allowable Reserve for Credit Losses	72,024	68,624
	Total Regulatory Capital	$990,566	$971,797

	Risk-Weighted Assets	$5,697,581	$5,414,481

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	16.12%	16.68%
	Total Capital Ratio	17.39	17.95
	Tier 1 Leverage Ratio	6.78	6.73

Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing

Basel III

On December 16, 2010, the Basel Committee on Banking Supervision (the “BCBS”) released the final text of the Basel III package on capital, leverage, and liquidity reforms.  Under Basel III, financial institutions are required to have more capital and a higher quality of capital.  Accordingly, Basel III increases the minimum regulatory capital ratios, narrows the definition of capital, and requires capital buffers.  In addition, Basel III imposes a leverage ratio requirement and liquidity standards.

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

Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish self-administered annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities.  On October 9, 2012, the FRB published final rules implementing the Dodd-Frank Act stress testing requirements for banks with total consolidated assets of more than $10.0 billion.  These banks, including the Company, will be required to perform their company-run stress tests after September 30, 2013, submit the required regulatory report to the FRB by March 31, 2014, but they will not be required to publicly disclose the results of this first stress test until June 2015.

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

The Operating Risk Committee (the “ORC”) provides oversight and assesses the most significant operational risks facing the Company.  We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units.

We continuously strive to strengthen our system of internal controls to improve the oversight of operational risk.  While we believe that internal controls have been designed to minimize operational risks, there is no assurance that business disruption or operational losses will not occur.  On an ongoing basis, management reassesses operational risks, implements appropriate process changes, and invests in enhancements to its systems of internal controls.  For example, we actively and continuously monitor cyber-attacks such as attempts related to fraud and loss of sensitive customer data.  We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses.

European Debt Crisis

We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us.  As of September 30, 2012, we had no direct exposure to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company.  However, the U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A.                         Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2012 were as follows:

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased [1]	Paid Per Share	Plans or Programs	Plans or Programs [2]
July 1 - 31, 2012	100,697	$ 46.17	100,000	$ 94,426,196
August 1 - 31, 2012	118,277	46.72	117,400	88,940,240
September 1 - 30, 2012	95,500	46.94	95,500	84,457,061
Total	314,474	$ 46.61	312,900

1   During the third quarter of 2012, 1,574 shares were purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2   The share repurchase program was first announced in July 2001.  As of September 30, 2012, $84.5 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6.                                      Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2012		Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
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