Form 10-Q
period 2013-03-31
BANK OF HAWAII CORP
filed 2013-04-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

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
Yes ☐  No ☒

As of April 15, 2013, there were 44,842,111 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2013	2012
Interest Income
Interest and Fees on Loans and Leases	$62,820	$64,691
Income on Investment Securities
Available-for-Sale	15,851	17,713
Held-to-Maturity	19,854	26,413
Deposits	3	2
Funds Sold	59	129
Other	284	280
Total Interest Income	98,871	109,228
Interest Expense
Deposits	2,646	3,473
Securities Sold Under Agreements to Repurchase	7,005	7,304
Funds Purchased	22	5
Long-Term Debt	638	498
Total Interest Expense	10,311	11,280
Net Interest Income	88,560	97,948
Provision for Credit Losses	—	351
Net Interest Income After Provision for Credit Losses	88,560	97,597
Noninterest Income
Trust and Asset Management	11,886	10,918
Mortgage Banking	6,411	5,050
Service Charges on Deposit Accounts	9,301	9,591
Fees, Exchange, and Other Service Charges	11,934	12,399
Investment Securities Losses, Net	—	(90)
Insurance	2,325	2,278
Other	5,921	7,936
Total Noninterest Income	47,778	48,082
Noninterest Expense
Salaries and Benefits	48,675	47,024
Net Occupancy	9,635	10,516
Net Equipment	4,577	5,826
Professional Fees	2,226	2,132
FDIC Insurance	1,949	2,071
Other	17,325	17,638
Total Noninterest Expense	84,387	85,207
Income Before Provision for Income Taxes	51,951	60,472
Provision for Income Taxes	15,971	16,662
Net Income	$35,980	$43,810
Basic Earnings Per Share	$0.81	$0.96
Diluted Earnings Per Share	$0.81	$0.95
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	44,545,092	45,709,936
Diluted Weighted Average Shares	44,686,632	45,875,238

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Net Income	$35,980	$43,810
Other Comprehensive Loss, Net of Tax:
Net Unrealized Losses on Investment Securities	(9,641)	(6,454)
Defined Benefit Plans	78	153
Total Other Comprehensive Loss	(9,563)	(6,301)
Comprehensive Income	$26,417	$37,509

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2013	December 31, 2012
Assets
Interest-Bearing Deposits	$4,840	$3,393
Funds Sold	130,734	185,682
Investment Securities
Available-for-Sale	3,290,850	3,367,557
Held to Maturity (Fair Value of $3,679,208 and $3,687,676)	3,597,810	3,595,065
Loans Held for Sale	24,015	21,374
Loans and Leases	5,782,969	5,854,521
Allowance for Loan and Lease Losses	(126,878)	(128,857)
Net Loans and Leases	5,656,091	5,725,664
Total Earning Assets	12,704,340	12,898,735
Cash and Noninterest-Bearing Deposits	147,796	163,786
Premises and Equipment	104,844	105,005
Customers’ Acceptances	152	173
Accrued Interest Receivable	46,183	43,077
Foreclosed Real Estate	3,318	3,887
Mortgage Servicing Rights	26,540	25,240
Goodwill	31,517	31,517
Other Assets	460,977	456,952
Total Assets	$13,525,667	$13,728,372

Liabilities
Deposits
Noninterest-Bearing Demand	$3,336,406	$3,367,185
Interest-Bearing Demand	2,127,550	2,163,473
Savings	4,451,143	4,399,316
Time	1,336,761	1,599,508
Total Deposits	11,251,860	11,529,482
Funds Purchased	66,296	11,296
Securities Sold Under Agreements to Repurchase	748,718	758,947
Long-Term Debt	177,427	128,055
Banker’s Acceptances	152	173
Retirement Benefits Payable	47,423	47,658
Accrued Interest Payable	5,772	4,776
Taxes Payable and Deferred Taxes	93,906	88,014
Other Liabilities	108,009	138,306
Total Liabilities	12,499,563	12,706,707
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2013 - 57,465,782 / 44,861,335 and December 31, 2012 - 57,319,352 / 44,754,835)	572	571
Capital Surplus	517,327	515,619
Accumulated Other Comprehensive Income	19,645	29,208
Retained Earnings	1,098,674	1,084,477
Treasury Stock, at Cost (Shares: March 31, 2013 - 12,604,447 and December 31, 2012 - 12,564,517)	(610,114)	(608,210)
Total Shareholders’ Equity	1,026,104	1,021,665
Total Liabilities and Shareholders’ Equity	$13,525,667	$13,728,372
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	35,980	—	35,980
Other Comprehensive Loss	—	—	—	(9,563)	—	—	(9,563)
Share-Based Compensation	—	—	1,280	—	—	—	1,280
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	277,927	1	428	—	(1,553)	6,395	5,271
Common Stock Repurchased	(171,427)	—	—	—	—	(8,299)	(8,299)
Cash Dividends Paid ($0.45 per share)	—	—	—	—	(20,230)	—	(20,230)
Balance as of March 31, 2013	44,861,335	$572	$517,327	$19,645	$1,098,674	$(610,114)	$1,026,104

Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	—	—	—	—	43,810	—	43,810
Other Comprehensive Loss	—	—	—	(6,301)	—	—	(6,301)
Share-Based Compensation	—	—	1,831	—	—	—	1,831
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	326,174	—	471	—	(2,317)	7,735	5,889
Common Stock Repurchased	(667,409)	—	—	—	—	(31,304)	(31,304)
Cash Dividends Paid ($0.45 per share)	—	—	—	—	(20,695)	—	(20,695)
Balance as of March 31, 2012	45,605,881	$571	$509,860	$28,962	$1,024,736	$(568,232)	$995,897
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Operating Activities
Net Income	$35,980	$43,810
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	351
Depreciation and Amortization	3,107	3,503
Amortization of Deferred Loan and Lease Fees	(753)	(757)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	15,848	13,474
Share-Based Compensation	1,280	1,831
Benefit Plan Contributions	(345)	(5,246)
Deferred Income Taxes	134	(7,300)
Net Gains on Sales of Loans and Leases	(8,586)	(5,131)
Net Losses on Investment Securities	—	90
Proceeds from Sales of Loans Held for Sale	231,026	100,161
Originations of Loans Held for Sale	(226,325)	(89,471)
Tax Benefits from Share-Based Compensation	(451)	(559)
Net Change in Other Assets and Other Liabilities	(23,036)	(5,082)
Net Cash Provided by Operating Activities	27,879	49,674

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	302,190	251,471
Proceeds from Sales	—	34,831
Purchases	(246,146)	(317,058)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	283,023	211,085
Purchases	(296,836)	(343,443)
Net Change in Loans and Leases	69,411	(61,502)
Premises and Equipment, Net	(2,946)	(6,496)
Net Cash Provided by (Used in) Investing Activities	108,696	(231,112)

Financing Activities
Net Change in Deposits	(277,622)	28,547
Net Change in Short-Term Borrowings	44,771	(100,119)
Proceeds from Long-Term Debt	50,000	—
Tax Benefits from Share-Based Compensation	451	559
Proceeds from Issuance of Common Stock	4,863	5,432
Repurchase of Common Stock	(8,299)	(31,304)
Cash Dividends Paid	(20,230)	(20,695)
Net Cash Used in Financing Activities	(206,066)	(117,580)

Net Change in Cash and Cash Equivalents	(69,491)	(299,018)
Cash and Cash Equivalents at Beginning of Period	352,861	669,909
Cash and Cash Equivalents at End of Period	$283,370	$370,891
Supplemental Information
Cash Paid for Interest	$9,316	$10,292
Cash Paid for Income Taxes	2,693	2,410
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	1,356	1,023

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards ("IFRS"). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company's consolidated statements of income and condition. See Note 5 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company's consolidated statements of income and condition. See Note 6 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$709,315	$15,059	$(15)	$724,359
Debt Securities Issued by States and Political Subdivisions	799,521	25,942	(2,227)	823,236
Debt Securities Issued by Corporations	187,399	1,991	(834)	188,556
Mortgage-Backed Securities:
Residential - Government Agencies	919,419	25,337	(394)	944,362
Residential - U.S. Government-Sponsored Enterprises	31,538	1,860	—	33,398
Commercial - Government Agencies	580,362	1,301	(4,724)	576,939
Total Mortgage-Backed Securities	1,531,319	28,498	(5,118)	1,554,699
Total	$3,227,554	$71,490	$(8,194)	$3,290,850
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$285,139	$5,207	$—	$290,346
Debt Securities Issued by Corporations	23,544	—	(172)	23,372
Mortgage-Backed Securities:
Residential - Government Agencies	3,260,767	76,752	(2,229)	3,335,290
Residential - U.S. Government-Sponsored Enterprises	28,360	1,840	—	30,200
Total Mortgage-Backed Securities	3,289,127	78,592	(2,229)	3,365,490
Total	$3,597,810	$83,799	$(2,401)	$3,679,208

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$855,070	$14,936	$(17)	$869,989
Debt Securities Issued by States and Political Subdivisions	753,207	30,159	(955)	782,411
Debt Securities Issued by Corporations	82,450	1,984	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	1,041,669	27,283	(292)	1,068,660
Residential - U.S. Government-Sponsored Enterprises	35,234	2,064	—	37,298
Commercial - Government Agencies	524,055	1,907	(1,197)	524,765
Total Mortgage-Backed Securities	1,600,958	31,254	(1,489)	1,630,723
Total	$3,291,685	$78,333	$(2,461)	$3,367,557
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,168	$5,198	$—	$195,366
Debt Securities Issued by Corporations	24,000	4	—	24,004
Mortgage-Backed Securities:
Residential - Government Agencies	3,349,403	86,673	(1,366)	3,434,710
Residential - U.S. Government-Sponsored Enterprises	31,494	2,102	—	33,596
Total Mortgage-Backed Securities	3,380,897	88,775	(1,366)	3,468,306
Total	$3,595,065	$93,977	$(1,366)	$3,687,676

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2013.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$288,391	$289,275
Due After One Year Through Five Years	194,296	201,181
Due After Five Years Through Ten Years	643,116	653,907
Due After Ten Years	570,432	591,788
	1,696,235	1,736,151
Mortgage-Backed Securities:
Residential - Government Agencies	919,419	944,362
Residential - U.S. Government-Sponsored Enterprises	31,538	33,398
Commercial - Government Agencies	580,362	576,939
Total Mortgage-Backed Securities	1,531,319	1,554,699
Total	$3,227,554	$3,290,850

Held-to-Maturity:
Due in One Year or Less	$60,160	$60,543
Due After One Year Through Five Years	224,979	229,803
Due After Ten Years	23,544	23,372
	308,683	313,718
Mortgage-Backed Securities:
Residential - Government Agencies	3,260,767	3,335,290
Residential - U.S. Government-Sponsored Enterprises	28,360	30,200
Total Mortgage-Backed Securities	3,289,127	3,365,490
Total	$3,597,810	$3,679,208

Investment securities with carrying values of $2.5 billion and $2.9 billion as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

There were no sales of investment securities for the three months ended March 31, 2013. Gross realized gains on the sales of investment securities were $0.2 million and gross realized losses on the sales of investment securities were $0.3 million for the three months ended March 31, 2012.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,205	$(12)	$490	$(3)	$2,695	$(15)
Debt Securities Issued by States and Political Subdivisions	244,042	(2,227)	100	—	244,142	(2,227)
Debt Securities Issued by Corporations	104,234	(834)	—	—	104,234	(834)
Mortgage-Backed Securities:
Residential - Government Agencies	11,788	(46)	17,623	(348)	29,411	(394)
Commercial - Government Agencies	454,656	(4,724)	—	—	454,656	(4,724)
Total Mortgage-Backed Securities	466,444	(4,770)	17,623	(348)	484,067	(5,118)
Total	$816,925	$(7,843)	$18,213	$(351)	$835,138	$(8,194)
Held-to-Maturity:
Debt Securities Issued by Corporations	$23,372	$(172)	$—	$—	$23,372	$(172)
Mortgage-Backed Securities:
Residential - Government Agencies	423,581	(2,207)	11,430	(22)	435,011	(2,229)
Total	$446,953	$(2,379)	$11,430	$(22)	$458,383	$(2,401)

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,295	$(14)	$564	$(3)	$2,859	$(17)
Debt Securities Issued by States and Political Subdivisions	72,400	(955)	—	—	72,400	(955)
Mortgage-Backed Securities:
Residential - Government Agencies	7,325	(57)	22,389	(235)	29,714	(292)
Commercial - Government Agencies	261,883	(1,197)	—	—	261,883	(1,197)
Total Mortgage-Backed Securities	269,208	(1,254)	22,389	(235)	291,597	(1,489)
Total	$343,903	$(2,223)	$22,953	$(238)	$366,856	$(2,461)
Held-to-Maturity:
Mortgage-Backed Securities:
Residential - Government Agencies	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)
Total	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2013, which was comprised of 85 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2013 and December 31, 2012, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2013, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was$59.7 million and $19.0 million, respectively.  These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial
Commercial and Industrial	$834,801	$829,512
Commercial Mortgage	1,104,718	1,097,425
Construction	117,797	113,987
Lease Financing	269,107	274,969
Total Commercial	2,326,423	2,315,893
Consumer
Residential Mortgage	2,275,209	2,349,916
Home Equity	757,877	770,376
Automobile	220,362	209,832
Other [1]	203,098	208,504
Total Consumer	3,456,546	3,538,628
Total Loans and Leases	$5,782,969	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $7.5 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2013 and 2012.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2013 and 2012.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(382)	(4,917)	(5,299)
Recoveries on Loans and Leases Previously Charged-Off	797	2,523	3,320
Net Loans and Leases Charged-Off	415	(2,394)	(1,979)
Provision for Credit Losses	297	(297)	—
Balance at End of Period	$73,416	$53,462	$126,878
As of March 31, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$177	$3,526	$3,703
Collectively Evaluated for Impairment	73,239	49,936	123,175
Total	$73,416	$53,462	$126,878
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,115	$36,470	$49,585
Collectively Evaluated for Impairment	2,313,308	3,420,076	5,733,384
Total	$2,326,423	$3,456,546	$5,782,969

Three Months Ended March 31, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(1,761)	(5,998)	(7,759)
Recoveries on Loans and Leases Previously Charged-Off	2,029	2,379	4,408
Net Loans and Leases Charged-Off	268	(3,619)	(3,351)
Provision for Credit Losses	(2,656)	3,007	351
Balance at End of Period	$78,174	$57,432	$135,606
As of March 31, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$83	$4,100	$4,183
Collectively Evaluated for Impairment	78,091	53,332	131,423
Total	$78,174	$57,432	$135,606
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,989	$29,987	$43,976
Collectively Evaluated for Impairment	2,118,969	3,435,987	5,554,956
Total	$2,132,958	$3,465,974	$5,598,932

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$786,309	$1,024,172	$101,057	$242,098	$2,153,636
Special Mention	8,367	27,218	13,673	26,122	75,380
Classified	40,125	53,328	3,067	887	97,407
Total	$834,801	$1,104,718	$117,797	$269,107	$2,326,423

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,248,884	$752,053	$220,121	$202,422	$3,423,480
Classified	26,325	5,824	241	676	33,066
Total	$2,275,209	$757,877	$220,362	$203,098	$3,456,546
Total Recorded Investment in Loans and Leases					$5,782,969

	December 31, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$779,654	$1,018,128	$96,058	$247,401	$2,141,241
Special Mention	22,759	23,848	15,839	26,540	88,986
Classified	27,099	55,449	2,090	1,028	85,666
Total	$829,512	$1,097,425	$113,987	$274,969	$2,315,893

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,326,216	$766,912	$209,646	$207,917	$3,510,691
Classified	23,700	3,464	186	587	27,937
Total	$2,349,916	$770,376	$209,832	$208,504	$3,538,628
Total Recorded Investment in Loans and Leases					$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2013
Commercial
Commercial and Industrial	$2,195	$9,691	$230	$5,033	$17,149	$817,652	$834,801	$4,462
Commercial Mortgage	179	—	—	2,910	3,089	1,101,629	1,104,718	2,064
Construction	—	—	—	—	—	117,797	117,797	—
Lease Financing	—	—	—	—	—	269,107	269,107	—
Total Commercial	2,374	9,691	230	7,943	20,238	2,306,185	2,326,423	6,526
Consumer
Residential Mortgage	12,502	2,210	5,967	24,700	45,379	2,229,830	2,275,209	5,909
Home Equity	6,398	2,697	4,538	2,413	16,046	741,831	757,877	331
Automobile	3,162	335	241	—	3,738	216,624	220,362	—
Other [1]	2,483	1,171	676	—	4,330	198,768	203,098	—
Total Consumer	24,545	6,413	11,422	27,113	69,493	3,387,053	3,456,546	6,240
Total	$26,919	$16,104	$11,652	$35,056	$89,731	$5,693,238	$5,782,969	$12,766

As of December 31, 2012
Commercial
Commercial and Industrial	$806	$10,382	$27	$5,534	$16,749	$812,763	$829,512	$4,963
Commercial Mortgage	188	542	—	3,030	3,760	1,093,665	1,097,425	1,810
Construction	—	—	—	833	833	113,154	113,987	833
Lease Financing	—	—	—	—	—	274,969	274,969	—
Total Commercial	994	10,924	27	9,397	21,342	2,294,551	2,315,893	7,606
Consumer
Residential Mortgage	6,891	5,433	6,908	21,725	40,957	2,308,959	2,349,916	4,941
Home Equity	6,768	3,267	2,701	2,074	14,810	755,566	770,376	191
Automobile	3,758	586	186	—	4,530	205,302	209,832	—
Other [1]	2,144	1,093	587	—	3,824	204,680	208,504	—
Total Consumer	19,561	10,379	10,382	23,799	64,121	3,474,507	3,538,628	5,132
Total	$20,555	$21,303	$10,409	$33,196	$85,463	$5,769,058	$5,854,521	$12,738

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,967	$12,217	$—
Commercial Mortgage	3,851	4,351	—
Total Commercial	10,818	16,568	—
Total Impaired Loans with No Related Allowance Recorded	$10,818	$16,568	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,244	$2,244	$165
Commercial Mortgage	53	53	12
Total Commercial	2,297	2,297	177
Consumer
Residential Mortgage	30,897	37,304	3,442
Automobile	5,295	5,295	71
Other [1]	278	278	13
Total Consumer	36,470	42,877	3,526
Total Impaired Loans with an Allowance Recorded	$38,767	$45,174	$3,703

Impaired Loans:
Commercial	$13,115	$18,865	$177
Consumer	36,470	42,877	3,526
Total Impaired Loans	$49,585	$61,742	$3,703

December 31, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,464	$12,714	$—
Commercial Mortgage	2,971	3,471	—
Construction	833	1,163	—
Total Commercial	11,268	17,348	—
Total Impaired Loans with No Related Allowance Recorded	$11,268	$17,348	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,772	$1,772	$148
Commercial Mortgage	58	58	13
Total Commercial	1,830	1,830	161
Consumer
Residential Mortgage	31,577	38,219	3,492
Automobile	5,641	5,641	58
Other [1]	282	282	14
Total Consumer	37,500	44,142	3,564
Total Impaired Loans with an Allowance Recorded	$39,330	$45,972	$3,725

Impaired Loans:
Commercial	$13,098	$19,178	$161
Consumer	37,500	44,142	3,564
Total Impaired Loans	$50,598	$63,320	$3,725

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,216	$—	$7,665	$—
Commercial Mortgage	3,411	—	2,127	—
Construction	417	—	741	—
Total Commercial	11,044	—	10,533	—
Total Impaired Loans with No Related Allowance Recorded	$11,044	$—	$10,533	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,008	$50	$2,698	$33
Commercial Mortgage	56	8	292	4
Construction	—	—	1,040	—
Total Commercial	2,064	58	4,030	37
Consumer
Residential Mortgage	31,237	147	24,661	80
Home Equity	—	—	11	—
Automobile	5,468	133	6,033	154
Other [1]	280	3	522	7
Total Consumer	36,985	283	31,227	241
Total Impaired Loans with an Allowance Recorded	$39,049	$341	$35,257	$278

Impaired Loans:
Commercial	$13,108	$58	$14,563	$37
Consumer	36,985	283	31,227	241
Total Impaired Loans	$50,093	$341	$45,790	$278

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2013 and 2012, the amount of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $41.4 million and $41.1 million as of March 31, 2013 and December 31, 2012, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of March 31, 2013.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2013 and 2012.

	Loans Modified as a TDR for the Three Months Ended March 31, 2013			Loans Modified as a TDR for the Three Months Ended March 31, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	6	$100	$2	—	$—	$—
Commercial Mortgage	1	995	—	—	—	—
Total Commercial	7	1,095	2	—	—	—
Consumer
Residential Mortgage	3	1,131	185	—	—	—
Automobile	40	460	6	41	453	5
Total Consumer	43	1,591	191	41	453	5
Total	50	$2,686	$193	41	$453	$5

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2013 and 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Consumer
Residential Mortgage	1	$144	2	$702
Automobile	8	85	2	13
Total Consumer	9	229	4	715
Total	9	$229	4	$715

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of March 31, 2013 and December 31, 2012.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance at Beginning of Period	$4,761	$7,131
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	34	(313)
Due to Payoffs	(359)	(395)
Total Changes in Fair Value of Mortgage Servicing Rights	(325)	(708)
Balance at End of Period	$4,436	$6,423

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance at Beginning of Period	$20,479	$17,148
Servicing Rights that Resulted From Asset Transfers	2,250	1,008
Amortization	(625)	(664)
Balance at End of Period	$22,104	$17,492

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$23,143	$17,159
End of Period	$26,564	$20,406

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Weighted-Average Constant Prepayment Rate [1]	10.80%	12.26%
Weighted-Average Life (in years)	6.88	6.24
Weighted-Average Note Rate	4.48%	4.59%
Weighted-Average Discount Rate [2]	5.85%	5.57%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2013 and December 31, 2012 is presented in the following table.

(dollars in thousands)	March 31, 2013	December 31, 2012
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(431)	$(378)
Decrease in fair value from 50 bps adverse change	(847)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(499)	(439)
Decrease in fair value from 50 bps adverse change	(983)	(864)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $29.9 million and $32.4 million as of March 31, 2013 and December 31, 2012, respectively. The collateral posted by the Company for these net liability positions was $2.8 million and $3.1 million as of March 31, 2013 and December 31, 2012, respectively. See Note 10 to the Consolidated Financial Statements for more information.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2013 and December 31, 2012. As of these dates, all of the Company's swap agreements with institutional counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated statements of condition. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Interest Rate Swap Agreements:
Institutional Counterparties	(a)	$29,917	$—	$29,917	$(29,917)	$—	$—

Repurchase Agreements:
Private Institutions	(b)	600,000	—	600,000	(600,000)	—	—
Government Entities	(c)	148,718	—	148,718	(148,718)	—	—
		$748,718	$—	$748,718	$(748,718)	$—	$—

December 31, 2012
Interest Rate Swap Agreements:
Institutional Counterparties	(a)	$32,441	$—	$32,441	$(32,441)	$—	$—

Repurchase Agreements:
Private Institutions	(b)	600,000	—	600,000	(600,000)	—	—
Government Entities	(c)	158,947	—	158,947	(158,947)	—	—
		$758,947	$—	$758,947	$(758,947)	$—	$—
(a) As of March 31, 2013 and December 31, 2012, all of the Company's swap agreements with institutional counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated statements of condition.
(b) As of March 31, 2013 and December 31, 2012, the fair value of securities pledged was $0.7 billion and $0.8 billion, respectively.
(c) The investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.1 billion and $1.4 billion as of March 31, 2013 and December 31, 2012, respectively. The investment securities pledged as of March 31, 2013 and December 31, 2012 had a fair value of $1.8 billion and $2.2 billion, respectively.

Note 6.  Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive loss for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(12,595)	$(4,957)	$(7,638)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(3,307)	(1,304)	(2,003)
Net Unrealized Losses on Investment Securities	(15,902)	(6,261)	(9,641)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Accumulated Benefit Plan Losses	414	163	251
Amortization of Prior Service Credit Included in Net Periodic Benefit Cost	(80)	(32)	(48)
Defined Benefit Plans, Net	128	50	78
Other Comprehensive Loss	$(15,774)	$(6,211)	$(9,563)

Three Months Ended March 31, 2012
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(6,586)	$(2,590)	$(3,996)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(4,024)	(1,566)	(2,458)
Net Unrealized Losses on Investment Securities	(10,610)	(4,156)	(6,454)
Defined Benefit Plans:
Amortization of Accumulated Benefit Plan Losses	332	130	202
Amortization of Prior Service Credit Included in Net Periodic Benefit Cost	(81)	(32)	(49)
Defined Benefit Plans, Net	251	98	153
Other Comprehensive Loss	$(10,359)	$(4,058)	$(6,301)

[1]
Includes amounts related to the amortization of holding gains related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category during the year ended December 31, 2011. The holding gains will be amortized over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities[1]	Defined Benefit Plans[1]	Total
January 1, 2013	$59,777	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(7,638)	(125)	(7,763)
Amounts Reclassified from Accumulated Other Comprehensive Income	(2,003)	203	(1,800)
Net Current-Period Other Comprehensive Loss	(9,641)	78	(9,563)
March 31, 2013	$50,136	$(30,491)	$19,645

[1]	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income[1]	Affected Line Item in the Statement Where Net Income Is Presented
Amortization of Unrealized Holding Gains on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity [2]	$3,307	Interest Income
	(1,304)	Tax Expense
	$2,003	Net of Tax

Amortization of Defined Benefit Pension Items
Prior Service Credit [3]	$80
Net Actuarial Losses [3]	(414)
	(334)	Total Before Tax
	131	Tax Benefit
	$(203)	Net of Tax

Total Reclassifications for the Period	$1,800	Net of Tax

[1]	Amounts in parentheses indicate debits in profit/loss.

[2]
The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

[3]	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Denominator for Basic Earnings Per Share	44,545,092	45,709,936
Dilutive Effect of Stock Options	83,459	140,773
Dilutive Effect of Restricted Stock	58,081	24,529
Denominator for Diluted Earnings Per Share	44,686,632	45,875,238

Antidilutive Stock Options and Restricted Stock Outstanding	497,037	561,982

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 65 Hawaii branch locations, 489 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products.  Commercial lending and deposit products are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii.  Commercial Banking also includes international banking and operations at the Bank’s 10 branches in the Pacific Islands and also provides merchant services to its small business customers.

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

Selected business segment financial information as of and for the three months ended March 31, 2013 and 2012 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2013
Net Interest Income	$35,909	$29,872	$2,771	$20,008	$88,560
Provision for Credit Losses	2,178	(171)	(21)	(1,986)	—
Net Interest Income After Provision for Credit Losses	33,731	30,043	2,792	21,994	88,560
Noninterest Income	20,484	9,400	14,810	3,084	47,778
Noninterest Expense	(44,454)	(22,884)	(14,135)	(2,914)	(84,387)
Income Before Provision for Income Taxes	9,761	16,559	3,467	22,164	51,951
Provision for Income Taxes	(3,612)	(5,672)	(1,283)	(5,404)	(15,971)
Net Income	$6,149	$10,887	$2,184	$16,760	$35,980
Total Assets as of March 31, 2013	$3,282,022	$2,482,837	$188,662	$7,572,146	$13,525,667

Three Months Ended March 31, 2012
Net Interest Income	$40,185	$31,442	$3,333	$22,988	$97,948
Provision for Credit Losses	4,030	(668)	(12)	(2,999)	351
Net Interest Income After Provision for Credit Losses	36,155	32,110	3,345	25,987	97,597
Noninterest Income	19,540	11,577	13,670	3,295	48,082
Noninterest Expense	(44,612)	(23,522)	(14,762)	(2,311)	(85,207)
Income Before Provision for Income Taxes	11,083	20,165	2,253	26,971	60,472
Provision for Income Taxes	(4,101)	(3,021)	(833)	(8,707)	(16,662)
Net Income	$6,982	$17,144	$1,420	$18,264	$43,810
Total Assets as of March 31, 2012	$3,257,404	$2,294,017	$192,554	$8,015,434	$13,759,409

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2013 and 2012.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012
Three Months Ended March 31,
Service Cost	$—	$—	$32	$145
Interest Cost	1,128	1,263	57	320
Expected Return on Plan Assets	(1,313)	(1,568)	—	—
Amortization of:
Prior Service Credit	—	—	(80)	(81)
Net Actuarial Losses	414	332	—	—
Net Periodic Benefit Cost	$229	$27	$9	$384

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2013, the Company contributed $0.1 million to the pension plans and $0.2 million to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2013.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$5,210	$4	$10,188	$—
Forward Commitments	490	184	189	329
Interest Rate Swap Agreements	29,689	29,917	32,193	32,441
Foreign Exchange Contracts	9	198	40	856
Total	$35,398	$30,303	$42,610	$33,626

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains recognized in the consolidated statements of income for the three months ended March 31, 2013 and 2012:

	Location of Net Gains	Three Months Ended
Derivative Financial Instruments Not Designated	Recognized in the	March 31,
as Hedging Instruments (dollars in thousands)	Statements of Income	2013	2012
Interest Rate Lock Commitments	Mortgage Banking	$3,258	$3,704
Forward Commitments	Mortgage Banking	2,229	266
Interest Rate Swap Agreements	Other Noninterest Income	20	16
Foreign Exchange Contracts	Other Noninterest Income	897	867
Total		$6,404	$4,853

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

As of March 31, 2013 and December 31, 2012, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 5 to the Consolidated Financial Statements for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of March 31, 2013, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Unfunded Commitments to Extend Credit	$2,081,364	$1,999,542
Standby Letters of Credit	62,711	62,043
Commercial Letters of Credit	15,982	13,871
Total Credit Commitments	$2,160,057	$2,075,456

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts accrued by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to the Company's consolidated statement of income for any particular period.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2013, the unpaid principal balance of residential mortgage loans sold by the Company was $2.9 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2013, the Company repurchased two residential mortgage loans with an unpaid principal balance totaling $0.7 million as a result of the representation and warranty provisions contained in these contracts. Both of these loans were delinquent as to principal and interest at the time of repurchase. However, no losses were incurred related to these repurchases. As of March 31, 2013, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. As of March 31, 2013, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2013, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2013, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

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

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may be internally developed.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2013 and December 31, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$339,403	$384,956	$—	$724,359
Debt Securities Issued by States and Political Subdivisions	—	823,236	—	823,236
Debt Securities Issued by Corporations	—	188,556	—	188,556
Mortgage-Backed Securities:
Residential - Government Agencies	—	944,362	—	944,362
Residential - U.S. Government-Sponsored Enterprises	—	33,398	—	33,398
Commercial - Government Agencies	—	576,939	—	576,939
Total Mortgage-Backed Securities	—	1,554,699	—	1,554,699
Total Investment Securities Available-for-Sale	339,403	2,951,447	—	3,290,850
Loans Held for Sale	—	24,015	—	24,015
Mortgage Servicing Rights	—	—	4,436	4,436
Other Assets	13,129	—	—	13,129
Derivatives [1]	—	499	34,899	35,398
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2013	$352,532	$2,975,961	$39,335	$3,367,828

Liabilities:
Derivatives [1]	$—	$382	$29,921	$30,303
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2013	$—	$382	$29,921	$30,303

December 31, 2012
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$470,535	$399,454	$—	$869,989
Debt Securities Issued by States and Political Subdivisions	—	782,411	—	782,411
Debt Securities Issued by Corporations	—	84,434	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,068,660	—	1,068,660
Residential - U.S. Government-Sponsored Enterprises	—	37,298	—	37,298
Commercial - Government Agencies	—	524,765	—	524,765
Total Mortgage-Backed Securities	—	1,630,723	—	1,630,723
Total Investment Securities Available-for-Sale	470,535	2,897,022	—	3,367,557
Loans Held for Sale	—	21,374	—	21,374
Mortgage Servicing Rights	—	—	4,761	4,761
Other Assets	12,566	—	—	12,566
Derivatives [1]	—	229	42,381	42,610
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012	$483,101	$2,918,625	$47,142	$3,448,868

Liabilities:
Derivatives [1]	$—	$1,185	$32,441	$33,626
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012	$—	$1,185	$32,441	$33,626

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three months ended March 31, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended March 31, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(325)	3,278	2,953
Transfers to Loans Held for Sale	—	(8,240)	(8,240)
Balance as of March 31, 2013	$4,436	$4,978	$9,414
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of March 31, 2013	$34	$4,978	$5,012

Three Months Ended March 31, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(708)	3,720	3,012
Transfers to Loans Held for Sale	—	(3,726)	(3,726)
Balance as of March 31, 2012	$6,423	$2,052	$8,475
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2012	$(313)	$2,052	$1,739

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	10.80%	12.26%	$31,000	$27,904
		Discount Rate [2]	5.85%	5.57%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	89.79%	88.86%	$5,206	$10,188
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.76%	0.77%	$(228)	$(248)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of March 31, 2013 and 2012, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2013
Loans Held for Sale	$24,015	$23,361	$654

December 31, 2012
Loans Held for Sale	$21,374	$20,492	$882
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2013 and 2012, the net gains or losses were not material as a result of the change in fair value of the Company’s residential mortgage loans held for sale.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,597,810	$3,679,208	$290,346	$3,388,862	$—
Loans [1]	5,387,789	5,759,817	—	—	5,759,817

Financial Instruments - Liabilities
Time Deposits	1,336,761	1,345,605	—	1,345,605	—
Securities Sold Under Agreements to Repurchase	748,718	851,080	—	851,080	—
Long-Term Debt [2]	168,566	171,080	—	171,080	—

December 31, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,595,065	$3,687,676	$195,366	$3,492,310	$—
Loans [1]	5,451,935	5,846,906	—	—	5,846,906

Financial Instruments - Liabilities
Time Deposits	1,599,508	1,609,506	—	1,609,506	—
Securities Sold Under Agreements to Repurchase	758,947	868,199	—	868,199	—
Long-Term Debt [2]	119,185	121,906	—	121,906	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers; 14) any interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters or adverse weather, public unrest, public health and other conditions that impact us and our customers' operations. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders.
Hawaii Economy

Hawaii's economy continued to improve during the first quarter of 2013 led by tourism, the State's largest industry. For the first two months of 2013, total visitor arrivals increased by 6.9% and visitor spending increased by 7.6% compared to the same period in 2012. The most significant growth in visitor spending was from U.S. Mainland visitors. The statewide seasonally-adjusted unemployment rate was at 5.1% in March 2013, compared to 7.6% nationally. For the first three months of 2013, the volume of single-family home sales on Oahu was 6.9% higher compared to the same period in 2012 and the volume of condominium sales on Oahu was 37.1% higher compared to the same period in 2012. Also, the median price of single-family home sales on Oahu was 2.4% higher in March 2013 compared to March 2012, while the median price of condominium sales on Oahu was 11.2% higher in March 2013 compared to March 2012. As of March 31, 2013, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.4 months and 2.7 months, respectively.

Earnings Summary

Net income for the first quarter of 2013 was $36.0 million, a decrease of $7.8 million or 18% compared to the same period in 2012.  Diluted earnings per share were $0.81 for the first quarter of 2013, a decrease of $0.14 or 15% compared to the same period in 2012.

Our lower earnings for the first quarter of 2013 were primarily due to the following:

•
Net interest income for the first quarter of 2013 was $88.6 million, a decrease of $9.4 million or 10% compared to the same period in 2012.  Our net interest margin was 2.82% in the first quarter of 2013, a decrease of 24 basis points compared to the same period in 2012.  This decrease was primarily due to lower yields on loans and investment securities, a result of the low interest rate environment.

•
Other noninterest income for the first quarter of 2013 was $5.9 million, a decrease of $2.0 million or 25% compared to the same period in 2012. This decrease was primarily due to a $3.5 million pre-tax gain related to a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. This transaction also resulted in a tax gain of $2.7 million in the first quarter of 2012.

•
Salaries and benefits expense for the first quarter of 2013 was $48.7 million, an increase of $1.7 million or 4% compared to the same period in 2012. This increase was primarily due to a $1.1 million increase in separation expense.

The impact of these items was partially offset by higher mortgage banking income and lower net equipment expense. Mortgage banking income was $6.4 million for the first quarter of 2013, an increase of $1.4 million or 27% compared to the same period in 2012. This increase in mortgage banking income in the first quarter of 2013 was primarily due to higher loan refinancing activity due to low interest rates. Net equipment expense was $4.6 million for the first quarter of 2013, a decrease of $1.2 million or 21% compared to the same period in 2012. This decrease in net equipment expense was primarily due to the purchase of technology equipment in the first quarter of 2012.
We continued to maintain a strong balance sheet during the first quarter of 2013, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $126.9 million as of March 31, 2013, a decrease of $2.0 million or 2% from December 31, 2012.  Absent significant deterioration in the economy and assuming continued improvement or stability in credit quality, we may further decrease the level of the Allowance in future periods.

•
Total deposits were $11.3 billion as of March 31, 2013, a decrease of $277.6 million or 2% from December 31, 2012.  This decrease was primarily due to lower levels of public time deposits as of March 31, 2013.

•
We continued to invest excess liquidity in high-grade investment securities.  As of March 31, 2013, the total carrying value of our investment securities portfolio was $6.9 billion, a decrease of $74.0 million or 1% from December 31, 2012.  During the first quarter of 2013, we slightly changed the composition of our investment securities portfolio.  We somewhat reduced our positions in mortgage-backed securities issued by the Government National Mortgage Corporation ("Ginnie Mae") and re-invested these proceeds, in part, into corporate bonds and state and municipal bond holdings.

•
Total shareholders’ equity was $1.0 billion as of March 31, 2013, an increase of $4.4 million from December 31, 2012.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first quarter of 2013, we repurchased 137,000 shares of our common stock at a total cost of $6.6 million under our share repurchase program.  During the first quarter of 2013, we also repurchased 34,427 shares of our common stock from employees and/or directors in connection with stock swaps, shares repurchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock at a total cost of $1.7 million. We also paid cash dividends of $20.2 million during the first quarter of 2013.

We remain cautious about interest rates, the economy in Hawaii and nationally, as well as the uncertainties related to increased government regulation. In particular, we continue to monitor the pressure on our net interest margin in the current low interest rate environment and the potential additional costs that may be required of us to comply with new and increased government regulations. We intend to continue to focus on controlling expenses and maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2013	2012
For the Period:
Operating Results
Net Interest Income	$88,560	$97,948
Provision for Credit Losses	—	351
Total Noninterest Income	47,778	48,082
Total Noninterest Expense	84,387	85,207
Net Income	35,980	43,810
Basic Earnings Per Share	0.81	0.96
Diluted Earnings Per Share	0.81	0.95
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.08%	1.29%
Return on Average Shareholders’ Equity	14.10	17.26
Efficiency Ratio [1]	61.90	58.35
Net Interest Margin [2]	2.82	3.06
Dividend Payout Ratio [3]	55.56	46.88
Average Shareholders’ Equity to Average Assets	7.63	7.46

Average Balances
Average Loans and Leases	$5,803,503	$5,563,358
Average Assets	13,557,358	13,681,229
Average Deposits	11,287,485	10,430,215
Average Shareholders’ Equity	1,034,843	1,020,668

Market Price Per Share of Common Stock
Closing	$50.81	$48.35
High	50.91	48.75
Low	44.88	44.08

	March 31, 2013	December 31, 2012
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,782,969	$5,854,521
Total Assets	13,525,667	13,728,372
Total Deposits	11,251,860	11,529,482
Long-Term Debt	177,427	128,055
Total Shareholders’ Equity	1,026,104	1,021,665

Asset Quality
Allowance for Loan and Lease Losses	$126,878	$128,857
Non-Performing Assets	38,374	37,083

Financial Ratios
Allowance to Loans and Leases Outstanding	2.19%	2.20%
Tier 1 Capital Ratio	16.12	16.13
Total Capital Ratio	17.38	17.39
Tier 1 Leverage Ratio	6.90	6.83
Total Shareholders’ Equity to Total Assets	7.59	7.44
Tangible Common Equity to Tangible Assets [4]	7.37	7.23
Tangible Common Equity to Risk-Weighted Assets [4]	17.04	17.24

Non-Financial Data
Full-Time Equivalent Employees	2,269	2,276
Branches and Offices	75	76
ATMs	489	494

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy relative to other financial institutions.  Although these Non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  Table 2 provides a reconciliation of these Non-GAAP financial measures with the most comparable financial measures defined by GAAP.

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2013	December 31, 2012
Total Shareholders’ Equity	$1,026,104	$1,021,665
Less: Goodwill	31,517	31,517
Intangible Assets	21	33
Tangible Common Equity	$994,566	$990,115

Total Assets	$13,525,667	$13,728,372
Less: Goodwill	31,517	31,517
Intangible Assets	21	33
Tangible Assets	$13,494,129	$13,696,822
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$5,836,354	$5,744,722

Total Shareholders’ Equity to Total Assets	7.59%	7.44%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.37%	7.23%

Tier 1 Capital Ratio	16.12%	16.13%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	17.04%	17.24%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.0	$—	0.32%	$3.2	$—	0.25%
Funds Sold	156.4	0.1	0.15	262.4	0.1	0.19
Investment Securities
Available-for-Sale	3,322.1	18.2	2.19	3,451.6	19.7	2.28
Held-to-Maturity	3,578.1	19.8	2.22	3,737.3	26.4	2.83
Loans Held for Sale	18.3	0.2	3.94	12.0	0.1	4.22
Loans and Leases [1]
Commercial and Industrial	822.9	7.6	3.75	805.9	8.1	4.03
Commercial Mortgage	1,093.4	11.1	4.10	941.6	10.5	4.50
Construction	115.5	1.4	5.04	103.5	1.4	5.34
Commercial Lease Financing	272.7	1.6	2.41	294.3	1.7	2.33
Residential Mortgage	2,311.6	25.9	4.49	2,264.4	27.7	4.90
Home Equity	767.9	7.9	4.16	778.9	8.6	4.43
Automobile	214.1	3.0	5.61	193.1	3.0	6.20
Other [2]	205.4	4.2	8.33	181.6	3.7	8.08
Total Loans and Leases	5,803.5	62.7	4.36	5,563.3	64.7	4.66
Other	79.1	0.3	1.44	79.9	0.3	1.40
Total Earning Assets [3]	12,961.5	101.3	3.14	13,109.7	111.3	3.40
Cash and Noninterest-Bearing Deposits	141.9			137.2
Other Assets	454.0			434.3
Total Assets	$13,557.4			$13,681.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,060.7	$0.1	0.03%	$1,867.1	$0.1	0.02%
Savings	4,408.4	1.0	0.09	4,439.0	1.3	0.12
Time	1,512.9	1.5	0.41	1,260.2	2.1	0.66
Total Interest-Bearing Deposits	7,982.0	2.6	0.13	7,566.3	3.5	0.18
Short-Term Borrowings	58.1	—	0.15	15.7	—	0.12
Securities Sold Under Agreements to Repurchase	756.1	7.0	3.71	1,916.0	7.3	1.51
Long-Term Debt	157.1	0.7	1.63	30.7	0.5	6.49
Total Interest-Bearing Liabilities	8,953.3	10.3	0.46	9,528.7	11.3	0.47
Net Interest Income		$91.0			$100.0
Interest Rate Spread			2.68%			2.93%
Net Interest Margin			2.82%			3.06%
Noninterest-Bearing Demand Deposits	3,305.5			2,864.0
Other Liabilities	263.8			267.8
Shareholders’ Equity	1,034.8			1,020.7
Total Liabilities and Shareholders’ Equity	$13,557.4			$13,681.2

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,411,000 and $2,070,000 for the three months ended March 31, 2013 and 2012, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2013 Compared to March 31, 2012
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Investment Securities
Available-for-Sale	$(0.7)	$(0.8)	$(1.5)
Held-to-Maturity	(1.1)	(5.5)	(6.6)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	0.1	(0.6)	(0.5)
Commercial Mortgage	1.6	(1.0)	0.6
Construction	0.1	(0.1)	—
Commercial Lease Financing	(0.2)	0.1	(0.1)
Residential Mortgage	0.6	(2.4)	(1.8)
Home Equity	(0.1)	(0.6)	(0.7)
Automobile	0.3	(0.3)	—
Other [2]	0.4	0.1	0.5
Total Loans and Leases	2.8	(4.8)	(2.0)
Total Change in Interest Income	1.1	(11.1)	(10.0)

Change in Interest Expense:
Interest-Bearing Deposits
Savings	—	(0.3)	(0.3)
Time	0.3	(0.9)	(0.6)
Total Interest-Bearing Deposits	0.3	(1.2)	(0.9)
Securities Sold Under Agreements to Repurchase	(6.3)	6.0	(0.3)
Long-Term Debt	0.8	(0.6)	0.2
Total Change in Interest Expense	(5.2)	4.2	(1.0)

Change in Net Interest Income	$6.3	$(15.3)	$(9.0)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $88.6 million in the first quarter of 2013, a decrease of $9.4 million or 10% compared to the same period in 2012.  On a taxable-equivalent basis, net interest income was $91.0 million in the first quarter of 2013, a decrease of $9.0 million or 9% compared to the same period in 2012.  Net interest margin was 2.82% in the first quarter of 2013, a decrease of 24 basis points compared to the same period in 2012.  The lower margin in 2013 was primarily due to lower yields on investment securities and loans.  As higher yielding assets continue to run-off, we expect pressure on our net interest margin to continue as our assets re-price in the current low interest rate environment.

Yields on our earning assets decreased by 26 basis points in the first quarter of 2013 compared to the same period in 2012, reflective of lower yields on investment securities and loans.  Yields on our investment securities portfolio decreased by 36 basis points in the first quarter of 2013 compared to the same period in 2012, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities.  Yields on our loans and leases decreased by 30 basis points in the first quarter of 2013 compared to the same period in 2012, with lower yields in nearly every category of loans and leases, as a result of the current low interest rate environment.  Partially offsetting the lower yields on our earning assets were lower funding costs, primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates, and on our securities sold under agreements to repurchase.  Rates paid on our time deposits decreased by 25 basis points in the first quarter of 2013 compared to the same period in 2012. Rates paid on our securities sold under agreements to repurchase increased by 220 basis points in the first quarter of 2013 compared to the same period in 2012. This increase was primarily due to local government entities transferring much of their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into time deposits, leaving the balance of our repurchase agreements consisting mainly of those with private entities. These agreements with private entities have longer terms at relatively higher interest rates.

Average balances of our earning assets decreased by $148.2 million or 1% in the first quarter of 2013 compared to the same period in 2012, primarily due to a $288.6 million decrease in average balance of our investment securities portfolio. During the first quarter of 2012, we continue to change the composition of our investment securities portfolio. We decreased our holdings in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) to somewhat reduce extension risk, reduced our holdings in U.S. Treasury notes, and increased our state and municipal bond holdings. Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $192.1 million and average balances of our U.S. Treasury notes decreased by $327.3 million in the first quarter of 2013 compared to the same period in 2012. Average balances of our state and municipal bond holdings increased by $260.9 million in the first quarter of 2013 compared to the same period in 2012.  Partially offsetting the decrease in the average balances of our earning assets was a $151.8 million increase in our commercial mortgage loan portfolio primarily due to increased demand from new and existing customers.

Average balances of our interest-bearing liabilities decreased by $575.4 million or 6% in the first quarter of 2013 compared to the same period in 2012 primarily due to the lower interest-bearing deposits and securities sold under agreements to repurchase balances with local government entities.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no Provision in the first quarter of 2013 and recorded a Provision of $0.4 million in the first quarter of 2012. Our decision not to record a Provision in the first quarter of 2013 was reflective of continued improvements in our credit quality metrics and an improving Hawaii economy. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $0.3 million or 1% in the first quarter of 2013 compared to the same period in 2012.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.2 billion as of March 31, 2013, $10.1 billion as of December 31, 2012, and $9.8 billion as of March 31, 2012.  Trust and asset management income increased by $1.0 million or 9% in the first quarter of 2013 compared to the same period in 2012. This increase was partially due to a $0.3 million increase in agency fees mainly due to higher market values of assets under management. In addition, mutual fund investment management fees and special service fees each rose by $0.2 million in the first quarter of 2013 compared to the same period in 2012.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income increased by $1.4 million or 27% in the first quarter of 2013 compared to the same period in 2012. This increase in mortgage banking income in the first quarter of 2013 was primarily due to higher loan refinancing activity due to low interest rates.

Service charges on deposit accounts decreased by $0.3 million or 3% in the first quarter of 2013 compared to the same period in 2012.  This decrease was primarily due to a $0.2 million decline in account analysis fees due to higher investable balances resulting in larger earnings credit rates granted to our customers.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges decreased by $0.5 million or 4% in the first quarter of 2013 compared to the same period in 2012. This decrease was primarily due to a $0.2 million decline in other loan fees and a $0.2 million decrease in merchant income.

We did not sell any investment securities in the first quarter of 2013 compared to a net loss on the sale of investment securities of $0.1 million for the same period in 2012.  The amount and timing of our sales of investment securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Other noninterest income decreased by $2.0 million or 25% in the first quarter of 2013 compared to the same period in 2012.  This decrease was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million in the first quarter of 2012, partially offset by a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease which also occurred in the first quarter of 2012. This decrease was partially offset by a $0.7 million gain related to the sale of two equipment leases in the first quarter of 2013.

Noninterest Expense

Noninterest expense decreased by $0.8 million or 1% in the first quarter of 2013 compared to the same period in 2012.

Table 5 presents the components of salaries and benefits expense.

Salaries and Benefits		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Salaries	$29,078	$28,687
Incentive Compensation	3,784	4,054
Share-Based Compensation	1,136	1,685
Commission Expense	1,781	1,536
Retirement and Other Benefits	4,368	4,390
Payroll Taxes	4,240	3,818
Medical, Dental, and Life Insurance	2,813	2,437
Separation Expense	1,475	417
Total Salaries and Benefits	$48,675	$47,024

Salaries and benefits expense increased by $1.7 million or 4% in the first quarter of 2013 compared to the same period in 2012 primarily due to a $1.1 million increase in separation expense. Payroll taxes rose by $0.4 million largely due to an increase in state unemployment taxes. Medical, dental, and life insurance increased by $0.4 million primarily due to higher medical claims and a reserve credit adjustment made in the first quarter of 2012. Partially offsetting these increases was a $0.5 million decrease in share-based compensation primarily due to amortization expense recorded in the first quarter of 2012 related to stock options granted during that period. These stock options were fully amortized in 2012. In contrast, stock options were not granted during the current period.

Net occupancy expense decreased by $0.9 million or 8% in the first quarter of 2013 compared to the same period in 2012.  This decrease was primarily due to branch closures during the second and fourth quarters of 2012, combined with higher sublease revenue in the current quarter. In November 2012, the Bank announced its planned closure of two branch locations in American Samoa. Subsequent to this announcement, representatives from the Bank and the American Samoa government arrived at a mutually agreeable arrangement to delay the closure of one of our branch locations until March 2014. Our other branch location in American Samoa was closed on March 15, 2013 as originally planned and its operations were consolidated into the remaining branch location.

Net equipment expense decreased by $1.2 million or 21% in the first quarter of 2013 compared to the same period in 2012. This decrease was primarily due to the purchase of technology equipment in the first quarter of 2012.

Other noninterest expense decreased by $0.3 million or 2% in the first quarter of 2013 compared to the same period in 2012.
This decrease was primarily due to a $0.5 million decline in foreclosed real estate expense resulting mainly from a gain on disposal during the current period combined with a write-down taken during the first quarter of 2012. Partially offsetting this decrease was $0.4 million in expenses incurred during the first quarter of 2013 related to the recent launch of our new consumer credit cards.

Provision for Income Taxes

Table 6 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 6
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Provision for Income Taxes	$15,971	$16,662
Effective Tax Rates	30.74%	27.55%

The provision for income taxes in the first quarter of 2013 was $0.7 million or 4% lower compared to the same period in 2012, primarily due to lower pretax income. The higher effective tax rate in the first quarter of 2013 was primarily due to the sale of our equity interest in two cargo ship leveraged leases, which resulted in a $2.7 million credit to the provision for income taxes in the first quarter of 2012. There were no significant discrete tax items recorded in the first quarter of 2013.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.9 billion as of March 31, 2013, a decrease of $74.0 million or 1% compared to December 31, 2012.

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

During the first quarter of 2013, we continued to somewhat reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  We re-invested these proceeds, in part, into corporate bonds and state and municipal bond holdings. As of March 31, 2013, our portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011. As of March 31, 2013, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of March 31, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

Gross unrealized gains in our investment securities portfolio were $155.3 million as of March 31, 2013 and $172.3 million as of December 31, 2012.  Gross unrealized losses on our temporarily impaired investment securities were $10.6 million as of March 31, 2013 and $3.8 million as of December 31, 2012.  As of March 31, 2013, the gross unrealized losses were primarily related to mortgage-backed securities issued by government agencies and were attributable primarily to changes in interest rates, relative to when the investment securities were purchased.

As of March 31, 2013, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 7 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 7
(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial
Commercial and Industrial	$834,801	$829,512
Commercial Mortgage	1,104,718	1,097,425
Construction	117,797	113,987
Lease Financing	269,107	274,969
Total Commercial	2,326,423	2,315,893
Consumer
Residential Mortgage	2,275,209	2,349,916
Home Equity	757,877	770,376
Automobile	220,362	209,832
Other [1]	203,098	208,504
Total Consumer	3,456,546	3,538,628
Total Loans and Leases	$5,782,969	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2013 decreased by $71.6 million or 1% from December 31, 2012.

Commercial loans and leases as of March 31, 2013 increased by $10.5 million or less than 1% from December 31, 2012.  Commercial and industrial loans increased by $5.3 million or 1% from December 31, 2012. Commercial mortgage loans increased by $7.3 million or 1% from December 31, 2012 primarily due to increased demand from new and existing customers.

Construction loans increased by $3.8 million or 3% from December 31, 2012 due to continued improvement in the Hawaii economy.  Lease financing decreased by $5.9 million or 2% from December 31, 2012 primarily due to continued paydowns in this portfolio.

Consumer loans and leases as of March 31, 2013 decreased by $82.1 million or 2% from December 31, 2012.  Residential mortgage loans decreased by $74.7 million or 3% from December 31, 2012 primarily due to lower loan originations, the result of higher interest rates, and continued paydowns in this portfolio during the first quarter of 2013. Home equity loans decreased by $12.5 million or 2% from December 31, 2012 primarily due to continued paydowns and reduced line utilization.  Automobile loans increased by $10.5 million or 5% from December 31, 2012 primarily due to increased customer demand. Other consumer loans decreased by $5.4 million or 3% from December 31, 2012 primarily due to a decrease in line utilization related to several of our consumer loan products.

Table 8 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 8
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2013
Commercial
Commercial and Industrial	$733,040	$32,386	$67,395	$1,754	$226	$834,801
Commercial Mortgage	997,137	32,972	74,609	—	—	1,104,718
Construction	112,479	—	5,318	—	—	117,797
Lease Financing	31,593	203,581	10,926	—	23,007	269,107
Total Commercial	1,874,249	268,939	158,248	1,754	23,233	2,326,423
Consumer
Residential Mortgage	2,140,962	—	130,032	4,215	—	2,275,209
Home Equity	728,969	7,292	19,664	1,952	—	757,877
Automobile	161,312	3,268	52,408	3,374	—	220,362
Other [3]	142,598	—	23,751	36,744	5	203,098
Total Consumer	3,173,841	10,560	225,855	46,285	5	3,456,546
Total Loans and Leases	$5,048,090	$279,499	$384,103	$48,039	$23,238	$5,782,969

December 31, 2012
Commercial
Commercial and Industrial	$726,401	$29,571	$70,622	$2,213	$705	$829,512
Commercial Mortgage	988,165	33,240	76,020	—	—	1,097,425
Construction	109,956	—	4,031	—	—	113,987
Lease Financing	31,871	207,236	13,070	—	22,792	274,969
Total Commercial	1,856,393	270,047	163,743	2,213	23,497	2,315,893
Consumer
Residential Mortgage	2,209,882	—	135,491	4,543	—	2,349,916
Home Equity	740,939	7,784	19,682	1,971	—	770,376
Automobile	152,031	4,068	50,716	3,017	—	209,832
Other [3]	148,724	—	23,867	35,904	9	208,504
Total Consumer	3,251,576	11,852	229,756	45,435	9	3,538,628
Total Loans and Leases	$5,107,969	$281,899	$393,499	$47,648	$23,506	$5,854,521

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

Other Assets

Table 9 presents the major components of other assets.

Other Assets		Table 9
(dollars in thousands)	March 31, 2013	December 31, 2012
Bank-Owned Life Insurance	$219,726	$218,429
Federal Home Loan Bank and Federal Reserve Bank Stock	78,606	79,152
Derivative Financial Instruments	35,398	42,610
Low-Income Housing and Other Equity Investments	47,141	48,373
Prepaid Expenses	22,495	21,820
Accounts Receivable	13,704	13,854
State Tax Deposits	6,069	6,069
Other	37,838	26,645
Total Other Assets	$460,977	$456,952

Other assets increased by $4.0 million or 1% from December 31, 2012. This increase was primarily due to a $10.1 million increase in receivables related to the settlement of investment securities that matured and a $1.3 million increase in the value of our bank-owned life insurance.  This was partially offset by a $7.2 million decrease in the fair value of our derivative financial instruments. This decrease was primarily due to a lower volume of saleable residential mortgage loans that were in a locked position as of March 31, 2013.

Deposits

Table 10 presents the composition of our deposits by major customer categories.

Deposits		Table 10
(dollars in thousands)	March 31, 2013	December 31, 2012
Consumer	$5,607,862	$5,537,624
Commercial	4,505,835	4,576,410
Public and Other	1,138,163	1,415,448
Total Deposits	$11,251,860	$11,529,482

Total deposits were $11.3 billion as of March 31, 2013, a decrease of $277.6 million or 2% from December 31, 2012 primarily due to lower time deposits from local government entities.

Table 11 presents the composition of our savings deposits.

Savings Deposits		Table 11
(dollars in thousands)	March 31, 2013	December 31, 2012
Money Market	$1,638,452	$1,607,738
Regular Savings	2,812,691	2,791,578
Total Savings Deposits	$4,451,143	$4,399,316

Table 12 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 12
	Three Months Ended
(dollars in thousands)	March 31, 2013	December 31, 2012
Average Time Deposits	$1,188,021	$1,423,228

Borrowings

As of March 31, 2013, borrowings were $66.3 million, an increase of $55.0 million from December 31, 2012.  These borrowings primarily consisted of overnight funds purchased and the amounts borrowed fluctuate depending on our daily funding requirements.

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2013	December 31, 2012
Government Entities	$148,718	$158,947
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$748,718	$758,947

Securities sold under agreements to repurchase as of March 31, 2013 decreased by $10.2 million or 1% from December 31, 2012.  As of March 31, 2013, the weighted average maturity was 367 days for our repurchase agreements with government entities and 4.7 years for our repurchase agreements with private institutions, subject to the private institutions’ right to terminate agreements at earlier specified dates which could decrease the weighted average maturity to 2.4 years.  As of March 31, 2013, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.18% and 4.63%, respectively, with all rates being fixed.  We have not entered into agreements in which the securities sold and the related liability were not recorded on the consolidated statements of condition.

Long-Term Debt

Long-term debt was $177.4 million as of March 31, 2013, a $49.4 million or 39% increase from December 31, 2012.  This increase was due to a $50.0 million advance that we received from the FHLB in the first quarter of 2013. The stated interest rate on the advance is 0.60% with maturity in February 2016. The advance from the FHLB was primarily for asset/liability management purposes. As of March 31, 2013, our remaining line of credit with the FHLB was $1.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Retail Banking	$6,149	$6,982
Commercial Banking	10,887	17,144
Investment Services	2,184	1,420
Total	19,220	25,546
Treasury and Other	16,760	18,264
Consolidated Total	$35,980	$43,810

Retail Banking

Net income decreased by $0.8 million or 12% in the first quarter of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income, partially offset by a decrease in the Provision and an increase in noninterest income. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio and lower loan margins, partially offset by higher average loan and deposit balances. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The increase in noninterest income was primarily due to higher mortgage banking income.

Commercial Banking

Net income decreased by $6.3 million or 36% in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in the provision for income taxes and decreases in noninterest income and net interest income. Both the increase in provision for income taxes and the decrease in noninterest income were attributed to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributed to strong loan growth.

Investment Services

Net income increased by $0.8 million or 54% in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income and a decrease in noninterest expense. This was partially offset by a decrease in net interest income. The increase in noninterest income was due to higher agency, tax, special service (termination/real estate) and investment advisory fees. The decrease in noninterest expense was largely due to lower salaries related expenses. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio.

Treasury and Other

Net income decreased by $1.5 million or 8% in the first quarter of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income combined with increases in the Provision and noninterest expense.  The decrease in net interest income was primarily due to lower interest income from the investment securities portfolio resulting from lower volume and associated yields. Additionally, funding income related to lending activities decreased. This was partially offset by lower deposit funding costs.  The increase in noninterest expense was primarily due to an increase in separation expense. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2013, our overall credit risk position reflects an improving Hawaii economy, with decreasing levels of higher risk loans and leases, levels of non-performing assets which appear to have stabilized, and lower credit losses. The tourism industry is leading the economic recovery in Hawaii with increases in visitor arrivals and spending. The statewide seasonally-adjusted unemployment rate continues to show signs of stabilization. The underlying risk profile of our lending portfolio continued to improve in the first quarter of 2013 as a result of these improvements in economic trends and credit quality trends in our portfolio.

Although asset quality has improved over the past several years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of March 31, 2013, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
(dollars in thousands)	March 31, 2013	December 31, 2012
Residential Land Loans	$13,996	$14,984
Home Equity Loans	20,786	19,914
Air Transportation Leases	27,115	27,782
Total	$61,897	$62,680

As of March 31, 2013, our higher risk loans and leases outstanding decreased by $0.8 million or 1% from December 31, 2012.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $14.0 million as of March 31, 2013, of which $12.1 million was related to properties on the neighbor islands. Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of March 31, 2013, there was a nominal specific Allowance associated with the remaining balance of our residential land loans. As of March 31, 2013, $2.0 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $1.5 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $20.8 million or 3% of our total home equity loans outstanding as of March 31, 2013.  The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of March 31, 2013, there was no specific Allowance associated with the balance of our higher risk home equity loans.  The higher risk home equity loans had a 90 day past due delinquency ratio of 11.0% and $0.6 million in gross charge-offs were recorded during the first three months of 2013.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of March 31, 2013, our air transportation leasing portfolio was comprised of four leveraged leases on aircraft that were originated in the 1990's and prior.  As of March 31, 2013, the Allowance associated with our air transportation leases was $12.8 million. For the first three months of 2013, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2013	December 31, 2012
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,033	$5,534
Commercial Mortgage	2,910	3,030
Construction	—	833
Total Commercial	7,943	9,397
Consumer
Residential Mortgage	24,700	21,725
Home Equity	2,413	2,074
Total Consumer	27,113	23,799
Total Non-Accrual Loans and Leases	35,056	33,196
Foreclosed Real Estate	3,318	3,887
Total Non-Performing Assets	$38,374	$37,083

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$230	$27
Total Commercial	230	27
Consumer
Residential Mortgage	5,967	6,908
Home Equity	4,538	2,701
Automobile	241	186
Other [1]	676	587
Total Consumer	11,422	10,382
Total Accruing Loans and Leases Past Due 90 Days or More	$11,652	$10,409
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$30,065	$31,844
Total Loans and Leases	$5,782,969	$5,854,521

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.61%	0.57%

Ratio of Non-Performing Assets to Total Loans and Leases, and Foreclosed Real Estate	0.66%	0.63%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, and Commercial Foreclosed Real Estate	0.39%	0.45%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.85%	0.75%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, and Foreclosed Real Estate	0.86%	0.81%

Changes in Non-Performing Assets
Balance as of December 31, 2012	$37,083
Additions	7,304
Reductions
Payments	(2,630)
Return to Accrual Status	(1,132)
Sales of Foreclosed Real Estate	(1,910)
Charge-offs/Write-downs	(341)
Total Reductions	(6,013)
Balance as of March 31, 2013	$38,374

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $38.4 million as of March 31, 2013, an increase of $1.3 million or 3% from December 31, 2012.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.66% as of March 31, 2013 and 0.63% as of December 31, 2012.

Commercial and industrial non-accrual loans decreased by $0.5 million or 9% from December 31, 2012 due to paydowns.  As of March 31, 2013, three commercial borrowers comprised over 99% of the non-accrual balance in this category.  We individually evaluated these loans for impairment and have previously recorded partial charge-offs of $5.3 million on two of these loans.

Commercial mortgage non-accrual loans decreased by $0.1 million from December 31, 2012 due to paydowns.  We have individually evaluated all five of these loans for impairment and have previously recorded a partial charge-off of $0.5 million on one of these loans.

There was one construction non-accrual loan as of December 31, 2012. This loan was sold in the first three months of 2013 and a prior $0.3 million partial charge-off was fully recovered.

Residential mortgage non-accrual loans increased by $3.0 million or 14% from December 31, 2012 primarily due to $5.9 million in additions of which 43% were Oahu owner-occupant properties.  This increase was partially offset by $2.0 million in paydowns.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of March 31, 2013, our residential mortgage non-accrual loans were comprised of 64 loans with a weighted average current LTV ratio of 74%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.6 million from December 31, 2012.  During the first three months of 2013, seven residential properties were sold and three residential properties were transferred to foreclosed real estate. As of March 31, 2013, foreclosed real estate is comprised of one commercial property and four residential properties, all located in Hawaii.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $49.6 million as of March 31, 2013 and $50.6 million as of December 31, 2012, and had a related Allowance of $3.7 million as of March 31, 2013 and December 31, 2012.  As of March 31, 2013, we have recorded charge-offs of $12.2 million related to our impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $11.7 million as of March 31, 2013, a $1.2 million or 12% increase from December 31, 2012.  The increase was primarily in our home equity portfolio.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial
Commercial and Industrial	$4,531	$4,319
Commercial Mortgage	2,043	1,032
Construction	—	833
Total Commercial	6,574	6,184
Consumer
Residential Mortgage	29,220	29,036
Automobile	5,295	5,641
Other [1]	278	282
Total Consumer	34,793	34,959
Total	$41,367	$41,143

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $0.2 million or less than 1% from December 31, 2012.  The majority of our TDRs are residential mortgage loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2013	2012	2012
Balance at Beginning of Period	$134,276	$136,390	$144,025
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(382)	(589)	(1,431)
Construction	—	—	(330)
Consumer
Residential Mortgage	(1,235)	(831)	(1,580)
Home Equity	(1,377)	(1,558)	(2,441)
Automobile	(575)	(646)	(526)
Other [1]	(1,730)	(1,806)	(1,451)
Total Loans and Leases Charged-Off	(5,299)	(5,430)	(7,759)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	438	904	1,933
Commercial Mortgage	10	19	24
Construction	338	5	—
Lease Financing	11	11	72
Consumer
Residential Mortgage	788	1,039	666
Home Equity	748	342	570
Automobile	461	478	538
Other [1]	526	518	605
Total Recoveries on Loans and Leases Previously Charged-Off	3,320	3,316	4,408
Net Loans and Leases Charged-Off	(1,979)	(2,114)	(3,351)
Provision for Credit Losses	—	—	351
Balance at End of Period [2]	$132,297	$134,276	$141,025

Components
Allowance for Loan and Lease Losses	$126,878	$128,857	$135,606
Reserve for Unfunded Commitments	5,419	5,419	5,419
Total Reserve for Credit Losses	$132,297	$134,276	$141,025

Average Loans and Leases Outstanding	$5,803,503	$5,798,057	$5,563,358

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.14%	0.15%	0.24%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.19%	2.20%	2.42%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.
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

Allowance for Loan and Lease Losses

As of March 31, 2013, the Allowance was $126.9 million or 2.19% of total loans and leases outstanding, compared with an Allowance of $128.9 million or 2.20% of total loans and leases outstanding as of December 31, 2012.  The decrease in the Allowance was commensurate with improvements in credit quality and a generally improving economy in Hawaii.  With continued improvement in the Hawaii economy and in our credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net charge-offs of loans and leases were $2.0 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2013 compared to $3.4 million or 0.24% of total average loans and leases, on an annualized basis, in the first quarter of 2012.   All of our commercial portfolios were in net recovery positions for the first quarter of 2013.  Net recoveries in our commercial portfolios were $0.4 million for the first three months of 2013 compared with $0.3 million in net recoveries for the same period in 2012.  Net charge-offs of loans and leases in the first quarter of 2013 were lower in our consumer real estate portfolios compared to the same periods in 2012.  Net charge-offs of loans and leases in the first quarter of 2013 were primarily in our other consumer portfolios.  The risk profile of our consumer loan portfolios continue to be negatively impacted by elevated unemployment levels, relative to historical levels of unemployment in Hawaii, and lower neighbor island residential real estate prices.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2013, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.4 million as of March 31, 2013, unchanged from December 31, 2012.  The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

Our use of derivative financial instruments, as detailed in Note 10 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2013 and December 31, 2012, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on the net interest income simulation as of March 31, 2013, net interest income sensitivity to changes in interest rates as of March 31, 2013 was slightly less sensitive compared to the sensitivity profile as of December 31, 2012.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.  Economic conditions and government intervention continue to result in interest rates remaining relatively low.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2013		December 31, 2012
Gradual Change in Interest Rates (basis points)
+200	$8,344	2.4%	$9,396	2.6%
+100	4,447	1.3%	4,893	1.4%
-100	(7,309)	-2.1%	(8,387)	-2.4%

Immediate Change in Interest Rates (basis points)
+200	$24,411	6.9%	$26,050	7.3%
+100	13,918	4.0%	14,449	4.1%
-100	(22,833)	-6.5%	(25,931)	-7.3%

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of March 31, 2013, investment securities of $348.7 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2013, we could have borrowed an additional $1.1 billion from the FHLB and an additional $686.6 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first quarter of 2013.  As of March 31, 2013, cash and cash equivalents were $283.4 million, available-for-sale investment securities were $3.3 billion, and total deposits were $11.3 billion.  As of March 31, 2013, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, state and municipal bond holdings, and in U.S. Treasury Notes.  As of March 31, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2013, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2013 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2013, shareholders' equity was $1.0 billion, an increase of $4.4 million from December 31, 2012. Earnings for the first three months of 2013 of $36.0 million, common stock issuances of $5.3 million, and shared-based compensation of

$1.3 million were partially offset by cash dividends paid of $20.2 million, other comprehensive loss of $9.6 million, and common stock repurchased of $8.3 million. In the first three months of 2013, included in the amount of common stock repurchased were 137,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $48.46 and a total cost of $6.6 million. From the beginning of our share repurchase program in July 2001 through March 31, 2013, we repurchased a total of 50.4 million shares of common stock and returned a total of $1.8 billion to our shareholders at an average cost of $36.37 per share. As of March 31, 2013, remaining buyback authority under our share repurchase program was $62.9 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From April 1, 2013 through April 15, 2013, the Parent repurchased an additional 27,500 shares of common stock at an average cost of $49.45 per share for a total of $1.4 million.  Remaining buyback authority was $61.5 million as of April 15, 2013.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2013, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2013 to shareholders of record at the close of business on May 31, 2013.

We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.  See the “Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing” section below for further discussion on the potential impact that these regulatory proposals may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of March 31, 2013 and December 31, 2012.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2013	December 31, 2012
	Regulatory Capital
	Shareholders’ Equity	$1,026,104	$1,021,665
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	1,393	1,442
	Net Unrealized Gains on Investment Securities	50,136	59,777
	Other	2,456	2,326
	Tier 1 Capital	940,602	926,603
	Allowable Reserve for Credit Losses	73,687	72,580
	Total Regulatory Capital	$1,014,289	$999,183

	Risk-Weighted Assets	$5,836,354	$5,744,722

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	16.12%	16.13%
	Total Capital Ratio	17.38	17.39
	Tier 1 Leverage Ratio	6.90	6.83

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

Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish self-administered annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks with total consolidated assets of more than $10.0 billion, but delayed the effective date until October 2013.  The final stress testing rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

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

European Debt Crisis

We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us. As of March 31, 2013, we had no direct exposure to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company. However, the U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe, and, if our customers are, or the Hawaii economy is, so affected, it may have a negative effect on our business, financial condition, and results of operations.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2013 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2013	49,462	$46.96	42,000	$67,553,133
February 1 - 28, 2013	67,710	48.49	45,000	65,365,151
March 1 - 31, 2013	54,255	49.64	50,000	62,881,540
Total	171,427	$48.41	137,000

[1]
During the first quarter of 2013, 34,427 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of March 31, 2013, $62.9 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 22, 2013		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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