Form 10-Q
period 2013-06-30
BANK OF HAWAII CORP
filed 2013-07-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

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
Yes ☐  No ☒

As of July 16, 2013, there were 44,591,814 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest Income
Interest and Fees on Loans and Leases	$62,729	$63,910	$125,549	$128,601
Income on Investment Securities
Available-for-Sale	15,073	16,988	30,924	34,701
Held-to-Maturity	19,189	25,054	39,043	51,467
Deposits	1	1	4	3
Funds Sold	74	119	133	248
Other	285	281	569	561
Total Interest Income	97,351	106,353	196,222	215,581
Interest Expense
Deposits	2,579	3,219	5,225	6,692
Securities Sold Under Agreements to Repurchase	6,751	7,250	13,756	14,554
Funds Purchased	10	5	32	10
Long-Term Debt	671	498	1,309	996
Total Interest Expense	10,011	10,972	20,322	22,252
Net Interest Income	87,340	95,381	175,900	193,329
Provision for Credit Losses	—	628	—	979
Net Interest Income After Provision for Credit Losses	87,340	94,753	175,900	192,350
Noninterest Income
Trust and Asset Management	12,089	11,195	23,975	22,113
Mortgage Banking	5,820	7,581	12,231	12,631
Service Charges on Deposit Accounts	9,112	9,225	18,413	18,816
Fees, Exchange, and Other Service Charges	13,133	12,326	25,067	24,725
Investment Securities Losses, Net	—	—	—	(90)
Insurance	2,393	2,399	4,718	4,677
Bank-Owned Life Insurance	1,335	1,739	2,632	3,220
Other	4,159	2,383	8,783	8,838
Total Noninterest Income	48,041	46,848	95,819	94,930
Noninterest Expense
Salaries and Benefits	45,341	44,037	94,016	91,061
Net Occupancy	9,661	10,058	19,296	20,574
Net Equipment	4,380	4,669	8,957	10,495
Data Services	3,050	3,160	6,316	6,747
Professional Fees	2,391	2,386	4,617	4,518
FDIC Insurance	1,949	2,088	3,898	4,159
Other	14,409	14,349	28,468	28,400
Total Noninterest Expense	81,181	80,747	165,568	165,954
Income Before Provision for Income Taxes	54,200	60,854	106,151	121,326
Provision for Income Taxes	16,437	20,107	32,408	36,769
Net Income	$37,763	$40,747	$73,743	$84,557
Basic Earnings Per Share	$0.85	$0.90	$1.66	$1.86
Diluted Earnings Per Share	$0.85	$0.90	$1.65	$1.85
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	44,493,069	45,221,293	44,518,629	45,465,910
Diluted Weighted Average Shares	44,608,497	45,347,368	44,644,348	45,610,489

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2013	2012	2013	2012
Net Income	$37,763	$40,747	$73,743	$84,557
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(46,572)	3,387	(56,213)	(3,067)
Defined Benefit Plans	201	153	279	306
Total Other Comprehensive Income (Loss)	(46,371)	3,540	(55,934)	(2,761)
Comprehensive Income (Loss)	$(8,608)	$44,287	$17,809	$81,796

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2013	December 31, 2012
Assets
Interest-Bearing Deposits	$4,635	$3,393
Funds Sold	329,922	185,682
Investment Securities
Available-for-Sale	2,815,408	3,367,557
Held to Maturity (Fair Value of $4,036,197 and $3,687,676)	4,027,829	3,595,065
Loans Held for Sale	25,880	21,374
Loans and Leases	5,859,152	5,854,521
Allowance for Loan and Lease Losses	(124,575)	(128,857)
Net Loans and Leases	5,734,577	5,725,664
Total Earning Assets	12,938,251	12,898,735
Cash and Noninterest-Bearing Deposits	136,386	163,786
Premises and Equipment	105,752	105,005
Customers’ Acceptances	114	173
Accrued Interest Receivable	43,375	43,077
Foreclosed Real Estate	3,256	3,887
Mortgage Servicing Rights	27,631	25,240
Goodwill	31,517	31,517
Other Assets	447,136	456,952
Total Assets	$13,733,418	$13,728,372

Liabilities
Deposits
Noninterest-Bearing Demand	$3,396,835	$3,367,185
Interest-Bearing Demand	2,269,196	2,163,473
Savings	4,433,042	4,399,316
Time	1,350,125	1,599,508
Total Deposits	11,449,198	11,529,482
Funds Purchased	9,983	11,296
Securities Sold Under Agreements to Repurchase	866,237	758,947
Long-Term Debt	174,727	128,055
Banker’s Acceptances	114	173
Retirement Benefits Payable	47,318	47,658
Accrued Interest Payable	4,399	4,776
Taxes Payable and Deferred Taxes	48,947	88,014
Other Liabilities	146,127	138,306
Total Liabilities	12,747,050	12,706,707
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2013 - 57,488,745 / 44,644,596 and December 31, 2012 - 57,319,352 / 44,754,835)	572	571
Capital Surplus	518,804	515,619
Accumulated Other Comprehensive Income (Loss)	(26,726)	29,208
Retained Earnings	1,115,594	1,084,477
Treasury Stock, at Cost (Shares: June 30, 2013 - 12,844,149 and December 31, 2012 - 12,564,517)	(621,876)	(608,210)
Total Shareholders’ Equity	986,368	1,021,665
Total Liabilities and Shareholders’ Equity	$13,733,418	$13,728,372
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	73,743	—	73,743
Other Comprehensive Loss	—	—	—	(55,934)	—	—	(55,934)
Share-Based Compensation	—	—	2,732	—	—	—	2,732
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	379,870	1	453	—	(2,235)	10,294	8,513
Common Stock Repurchased	(490,109)	—	—	—	—	(23,960)	(23,960)
Cash Dividends Paid ($0.90 per share)	—	—	—	—	(40,391)	—	(40,391)
Balance as of June 30, 2013	44,644,596	$572	$518,804	$(26,726)	$1,115,594	$(621,876)	$986,368

Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	—	—	—	—	84,557	—	84,557
Other Comprehensive Loss	—	—	—	(2,761)	—	—	(2,761)
Share-Based Compensation	—	—	3,723	—	—	—	3,723
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	400,094	—	448	—	(2,758)	10,684	8,374
Common Stock Repurchased	(1,098,933)	—	—	—	—	(51,586)	(51,586)
Cash Dividends Paid ($0.90 per share)	—	—	—	—	(41,149)	—	(41,149)
Balance as of June 30, 2012	45,248,277	$571	$511,729	$32,502	$1,044,588	$(585,565)	$1,003,825
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2013	2012
Operating Activities
Net Income	$73,743	$84,557
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	979
Depreciation and Amortization	6,106	6,883
Amortization of Deferred Loan and Lease Fees	(1,807)	(1,548)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	31,996	28,147
Share-Based Compensation	2,732	3,723
Benefit Plan Contributions	(677)	(5,574)
Deferred Income Taxes	(4,650)	(11,358)
Net Gains on Sales of Loans and Leases	(13,938)	(7,542)
Net Losses on Investment Securities	—	90
Proceeds from Sales of Loans Held for Sale	445,293	198,197
Originations of Loans Held for Sale	(438,711)	(189,219)
Tax Benefits from Share-Based Compensation	(491)	(623)
Net Change in Other Assets and Other Liabilities	22,287	(11,086)
Net Cash Provided by Operating Activities	121,883	95,626

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	567,569	468,489
Proceeds from Sales	—	34,831
Purchases	(373,053)	(401,944)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	569,150	446,346
Purchases	(769,040)	(540,472)
Net Change in Loans and Leases	(11,483)	(141,526)
Premises and Equipment, Net	(6,853)	(10,755)
Net Cash Used in Investing Activities	(23,710)	(145,031)

Financing Activities
Net Change in Deposits	(80,284)	955,370
Net Change in Short-Term Borrowings	105,977	(857,380)
Proceeds from Long-Term Debt	50,000	—
Tax Benefits from Share-Based Compensation	491	623
Proceeds from Issuance of Common Stock	8,076	7,858
Repurchase of Common Stock	(23,960)	(51,586)
Cash Dividends Paid	(40,391)	(41,149)
Net Cash Provided by Financing Activities	19,909	13,736

Net Change in Cash and Cash Equivalents	118,082	(35,669)
Cash and Cash Equivalents at Beginning of Period	352,861	669,909
Cash and Cash Equivalents at End of Period	$470,943	$634,240
Supplemental Information
Cash Paid for Interest	$21,281	$23,152
Cash Paid for Income Taxes	33,554	41,775
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	254,779	—
Transfer from Loans to Foreclosed Real Estate	2,551	2,309

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

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards ("IFRS"). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company's consolidated statements of income and condition. See Note 5 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the provisions of ASU No. 2013-02 only amended the disclosure requirements for accumulated other comprehensive income, the adoption had no impact on the Company's consolidated statements of income and condition. See Note 6 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$570,944	$15,125	$(43)	$586,026
Debt Securities Issued by States and Political Subdivisions	565,781	9,189	(13,050)	561,920
Debt Securities Issued by Corporations	280,438	1,336	(6,485)	275,289
Mortgage-Backed Securities:
Residential - Government Agencies	798,266	17,696	(635)	815,327
Residential - U.S. Government-Sponsored Enterprises	26,872	1,606	—	28,478
Commercial - Government Agencies	575,246	—	(26,878)	548,368
Total Mortgage-Backed Securities	1,400,384	19,302	(27,513)	1,392,173
Total	$2,817,547	$44,952	$(47,091)	$2,815,408
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$365,272	$3,832	$(2,796)	$366,308
Debt Securities Issued by States and Political Subdivisions	254,741	1,761	—	256,502
Debt Securities Issued by Corporations	113,621	—	(3,326)	110,295
Mortgage-Backed Securities:
Residential - Government Agencies	3,268,222	37,866	(30,497)	3,275,591
Residential - U.S. Government-Sponsored Enterprises	25,973	1,528	—	27,501
Total Mortgage-Backed Securities	3,294,195	39,394	(30,497)	3,303,092
Total	$4,027,829	$44,987	$(36,619)	$4,036,197

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$855,070	$14,936	$(17)	$869,989
Debt Securities Issued by States and Political Subdivisions	753,207	30,159	(955)	782,411
Debt Securities Issued by Corporations	82,450	1,984	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	1,041,669	27,283	(292)	1,068,660
Residential - U.S. Government-Sponsored Enterprises	35,234	2,064	—	37,298
Commercial - Government Agencies	524,055	1,907	(1,197)	524,765
Total Mortgage-Backed Securities	1,600,958	31,254	(1,489)	1,630,723
Total	$3,291,685	$78,333	$(2,461)	$3,367,557
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,168	$5,198	$—	$195,366
Debt Securities Issued by Corporations	24,000	4	—	24,004
Mortgage-Backed Securities:
Residential - Government Agencies	3,349,403	86,673	(1,366)	3,434,710
Residential - U.S. Government-Sponsored Enterprises	31,494	2,102	—	33,596
Total Mortgage-Backed Securities	3,380,897	88,775	(1,366)	3,468,306
Total	$3,595,065	$93,977	$(1,366)	$3,687,676

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2013.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$168,292	$168,666
Due After One Year Through Five Years	256,637	260,614
Due After Five Years Through Ten Years	624,515	614,924
Due After Ten Years	367,719	379,031
	1,417,163	1,423,235
Mortgage-Backed Securities:
Residential - Government Agencies	798,266	815,327
Residential - U.S. Government-Sponsored Enterprises	26,872	28,478
Commercial - Government Agencies	575,246	548,368
Total Mortgage-Backed Securities	1,400,384	1,392,173
Total	$2,817,547	$2,815,408

Held-to-Maturity:
Due in One Year or Less	$70,241	$70,603
Due After One Year Through Five Years	295,032	295,706
Due After Five Years Through Ten Years	94,830	95,553
Due After Ten Years	273,531	271,243
	733,634	733,105
Mortgage-Backed Securities:
Residential - Government Agencies	3,268,222	3,275,591
Residential - U.S. Government-Sponsored Enterprises	25,973	27,501
Total Mortgage-Backed Securities	3,294,195	3,303,092
Total	$4,027,829	$4,036,197

Investment securities with carrying values of $2.7 billion and $2.9 billion as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

There were no sales of investment securities for the three and six months ended June 30, 2013 and for the three months ended June 30, 2012. Gross realized gains on the sales of investment securities were $0.2 million and gross realized losses on the sales of investment securities were $0.3 million for the six months ended June 30, 2012.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,706	$(40)	$429	$(3)	$3,135	$(43)
Debt Securities Issued by States and Political Subdivisions	352,120	(13,050)	—	—	352,120	(13,050)
Debt Securities Issued by Corporations	201,741	(6,485)	—	—	201,741	(6,485)
Mortgage-Backed Securities:
Residential - Government Agencies	46,355	(179)	12,288	(456)	58,643	(635)
Commercial - Government Agencies	548,367	(26,878)	—	—	548,367	(26,878)
Total Mortgage-Backed Securities	594,722	(27,057)	12,288	(456)	607,010	(27,513)
Total	$1,151,289	$(46,632)	$12,717	$(459)	$1,164,006	$(47,091)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$183,046	$(2,796)	$—	$—	$183,046	$(2,796)
Debt Securities Issued by Corporations	88,295	(3,326)	—	—	88,295	(3,326)
Mortgage-Backed Securities:
Residential - Government Agencies	1,513,576	(30,497)	—	—	1,513,576	(30,497)
Total	$1,784,917	$(36,619)	$—	$—	$1,784,917	$(36,619)

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,295	$(14)	$564	$(3)	$2,859	$(17)
Debt Securities Issued by States and Political Subdivisions	72,400	(955)	—	—	72,400	(955)
Mortgage-Backed Securities:
Residential - Government Agencies	7,325	(57)	22,389	(235)	29,714	(292)
Commercial - Government Agencies	261,883	(1,197)	—	—	261,883	(1,197)
Total Mortgage-Backed Securities	269,208	(1,254)	22,389	(235)	291,597	(1,489)
Total	$343,903	$(2,223)	$22,953	$(238)	$366,856	$(2,461)
Held-to-Maturity:
Mortgage-Backed Securities:
Residential - Government Agencies	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)
Total	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2013, which was comprised of 247 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2013 and December 31, 2012, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2013, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $569.9 million, representing 70% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 5% of the total fair value of the Company's municipal debt securities.
As of June 30, 2013, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Federal Home Loan Bank Stock	$59,109	$60,200
Federal Reserve Bank Stock	19,055	18,952
Total	$78,164	$79,152

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

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$875,702	$829,512
Commercial Mortgage	1,160,977	1,097,425
Construction	107,016	113,987
Lease Financing	257,067	274,969
Total Commercial	2,400,762	2,315,893
Consumer
Residential Mortgage	2,252,117	2,349,916
Home Equity	751,790	770,376
Automobile	233,475	209,832
Other [1]	221,008	208,504
Total Consumer	3,458,390	3,538,628
Total Loans and Leases	$5,859,152	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $4.8 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $12.4 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2013 and 2012.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2013 and 2012.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$73,416	$53,462	$126,878
Loans and Leases Charged-Off	(266)	(4,438)	(4,704)
Recoveries on Loans and Leases Previously Charged-Off	470	1,931	2,401
Net Loans and Leases Charged-Off	204	(2,507)	(2,303)
Provision for Credit Losses	(3,423)	3,423	—
Balance at End of Period	$70,197	$54,378	$124,575
Six Months Ended June 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(648)	(9,355)	(10,003)
Recoveries on Loans and Leases Previously Charged-Off	1,267	4,454	5,721
Net Loans and Leases Charged-Off	619	(4,901)	(4,282)
Provision for Credit Losses	(3,126)	3,126	—
Balance at End of Period	$70,197	$54,378	$124,575
As of June 30, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$195	$3,927	$4,122
Collectively Evaluated for Impairment	70,002	50,451	120,453
Total	$70,197	$54,378	$124,575
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,059	$36,756	$56,815
Collectively Evaluated for Impairment	2,380,703	3,421,634	5,802,337
Total	$2,400,762	$3,458,390	$5,859,152

Three Months Ended June 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$78,174	$57,432	$135,606
Loans and Leases Charged-Off	(1,078)	(4,858)	(5,936)
Recoveries on Loans and Leases Previously Charged-Off	545	1,600	2,145
Net Loans and Leases Charged-Off	(533)	(3,258)	(3,791)
Provision for Credit Losses	371	257	628
Balance at End of Period	$78,012	$54,431	$132,443
Six Months Ended June 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(2,839)	(10,856)	(13,695)
Recoveries on Loans and Leases Previously Charged-Off	2,574	3,979	6,553
Net Loans and Leases Charged-Off	(265)	(6,877)	(7,142)
Provision for Credit Losses	(2,285)	3,264	979
Balance at End of Period	$78,012	$54,431	$132,443
As of June 30, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$54	$4,774	$4,828
Collectively Evaluated for Impairment	77,958	49,657	127,615
Total	$78,012	$54,431	$132,443
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$14,131	$32,687	$46,818
Collectively Evaluated for Impairment	2,108,229	3,516,436	5,624,665
Total	$2,122,360	$3,549,123	$5,671,483

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$822,965	$1,086,806	$90,439	$230,545	$2,230,755
Special Mention	9,736	25,044	13,542	25,696	74,018
Classified	43,001	49,127	3,035	826	95,989
Total	$875,702	$1,160,977	$107,016	$257,067	$2,400,762

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,228,382	$747,318	$233,380	$220,153	$3,429,233
Classified	23,735	4,472	95	855	29,157
Total	$2,252,117	$751,790	$233,475	$221,008	$3,458,390
Total Recorded Investment in Loans and Leases					$5,859,152

	December 31, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$779,654	$1,018,128	$96,058	$247,401	$2,141,241
Special Mention	22,759	23,848	15,839	26,540	88,986
Classified	27,099	55,449	2,090	1,028	85,666
Total	$829,512	$1,097,425	$113,987	$274,969	$2,315,893

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,326,216	$766,912	$209,646	$207,917	$3,510,691
Classified	23,700	3,464	186	587	27,937
Total	$2,349,916	$770,376	$209,832	$208,504	$3,538,628
Total Recorded Investment in Loans and Leases					$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2013
Commercial
Commercial and Industrial	$467	$1,255	$—	$4,909	$6,631	$869,071	$875,702	$4,332
Commercial Mortgage	422	742	—	2,772	3,936	1,157,041	1,160,977	1,938
Construction	—	—	—	—	—	107,016	107,016	—
Lease Financing	—	—	—	16	16	257,051	257,067	—
Total Commercial	889	1,997	—	7,697	10,583	2,390,179	2,400,762	6,270
Consumer
Residential Mortgage	8,191	3,134	6,875	22,876	41,076	2,211,041	2,252,117	4,002
Home Equity	4,533	4,285	2,768	2,602	14,188	737,602	751,790	736
Automobile	3,313	355	95	—	3,763	229,712	233,475	—
Other [1]	2,243	1,296	855	—	4,394	216,614	221,008	—
Total Consumer	18,280	9,070	10,593	25,478	63,421	3,394,969	3,458,390	4,738
Total	$19,169	$11,067	$10,593	$33,175	$74,004	$5,785,148	$5,859,152	$11,008

As of December 31, 2012
Commercial
Commercial and Industrial	$806	$10,382	$27	$5,534	$16,749	$812,763	$829,512	$4,963
Commercial Mortgage	188	542	—	3,030	3,760	1,093,665	1,097,425	1,810
Construction	—	—	—	833	833	113,154	113,987	833
Lease Financing	—	—	—	—	—	274,969	274,969	—
Total Commercial	994	10,924	27	9,397	21,342	2,294,551	2,315,893	7,606
Consumer
Residential Mortgage	6,891	5,433	6,908	21,725	40,957	2,308,959	2,349,916	4,941
Home Equity	6,768	3,267	2,701	2,074	14,810	755,566	770,376	191
Automobile	3,758	586	186	—	4,530	205,302	209,832	—
Other [1]	2,144	1,093	587	—	3,824	204,680	208,504	—
Total Consumer	19,561	10,379	10,382	23,799	64,121	3,474,507	3,538,628	5,132
Total	$20,555	$21,303	$10,409	$33,196	$85,463	$5,769,058	$5,854,521	$12,738

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,166	$14,415	$—
Commercial Mortgage	8,318	8,818	—
Total Commercial	17,484	23,233	—
Total Impaired Loans with No Related Allowance Recorded	$17,484	$23,233	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,528	$2,528	$184
Commercial Mortgage	47	47	11
Total Commercial	2,575	2,575	195
Consumer
Residential Mortgage	31,327	37,580	3,846
Automobile	5,151	5,151	69
Other [1]	278	278	12
Total Consumer	36,756	43,009	3,927
Total Impaired Loans with an Allowance Recorded	$39,331	$45,584	$4,122

Impaired Loans:
Commercial	$20,059	$25,808	$195
Consumer	36,756	43,009	3,927
Total Impaired Loans	$56,815	$68,817	$4,122

December 31, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,464	$12,714	$—
Commercial Mortgage	2,971	3,471	—
Construction	833	1,163	—
Total Commercial	11,268	17,348	—
Total Impaired Loans with No Related Allowance Recorded	$11,268	$17,348	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,772	$1,772	$148
Commercial Mortgage	58	58	13
Total Commercial	1,830	1,830	161
Consumer
Residential Mortgage	31,577	38,219	3,492
Automobile	5,641	5,641	58
Other [1]	282	282	14
Total Consumer	37,500	44,142	3,564
Total Impaired Loans with an Allowance Recorded	$39,330	$45,972	$3,725

Impaired Loans:
Commercial	$13,098	$19,178	$161
Consumer	37,500	44,142	3,564
Total Impaired Loans	$50,598	$63,320	$3,725

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,067	$—	$9,093	$—
Commercial Mortgage	6,085	—	2,571	—
Construction	—	—	1,332	—
Total Commercial	14,152	—	12,996	—
Total Impaired Loans with No Related Allowance Recorded	$14,152	$—	$12,996	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,386	$72	$918	$31
Commercial Mortgage	50	43	146	4
Total Commercial	2,436	115	1,064	35
Consumer
Residential Mortgage	31,112	173	25,133	77
Automobile	5,223	125	5,803	149
Other [1]	278	3	402	3
Total Consumer	36,613	301	31,338	229
Total Impaired Loans with an Allowance Recorded	$39,049	$416	$32,402	$264

Impaired Loans:
Commercial	$16,588	$115	$14,060	$35
Consumer	36,613	301	31,338	229
Total Impaired Loans	$53,201	$416	$45,398	$264

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,866	$—	$8,121	$—
Commercial Mortgage	5,047	—	2,427	—
Construction	278	—	888	—
Total Commercial	13,191	—	11,436	—
Total Impaired Loans with No Related Allowance Recorded	$13,191	$—	$11,436	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$2,181	$122	$2,094	$64
Commercial Mortgage	53	51	195	8
Construction	—	—	693	—
Total Commercial	2,234	173	2,982	72
Consumer
Residential Mortgage	31,267	320	25,330	157
Home Equity	—	—	7	—
Automobile	5,362	258	5,932	303
Other [1]	279	6	444	10
Total Consumer	36,908	584	31,713	470
Total Impaired Loans with an Allowance Recorded	$39,142	$757	$34,695	$542

Impaired Loans:
Commercial	$15,425	$173	$14,418	$72
Consumer	36,908	584	31,713	470
Total Impaired Loans	$52,333	$757	$46,131	$542

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2013 and 2012, the amount of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $50.7 million and $41.1 million as of June 30, 2013 and December 31, 2012, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of June 30, 2013.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Lease financing modifications generally involve a short-term forbearance period, usually about three months, after which the missed payments are added to the end of the lease term, thereby extending the maturity date. Interest continues to accrue on the missed payments and as a result, the effective yield on the lease remains unchanged. As the forbearance period usually involves an insignificant payment delay, lease financing modifications typically do not meet the reporting criteria for a TDR. Prior to November 2012, residential mortgage loans modified in a TDR were primarily comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment was applied to principal. After the lowered monthly payment period ended, the borrower reverted back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Effective November 2012, the Company revised its modification program to resemble the Federal Government's Home Affordable Modification Payment (“HAMP”) Tier 2 program. Under this modification program, the concessions generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Prior to September 2012, land loans modified in a TDR typically involved extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. In September 2012, the land loan modification program was changed to offer an extension to term-out and fully amortize the loan over a period of up to 360 months. Home equity modifications are made infrequently and are offered to borrowers if the Company does not hold the first mortgage. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Borrowers having both a first mortgage and home equity loan with the Company are offered a residential mortgage loan modification. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2013 and 2012.

	Loans Modified as a TDR for the Three Months Ended June 30, 2013			Loans Modified as a TDR for the Three Months Ended June 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	18	$3,580	$122	1	$45	$3
Commercial Mortgage	4	4,617	—	—	—	—
Construction	—	—	—	1	1,182	—
Total Commercial	22	8,197	122	2	1,227	3
Consumer
Residential Mortgage	9	3,092	865	5	4,367	826
Automobile	43	549	7	48	516	4
Other [2]	1	3	—	—	—	—
Total Consumer	53	3,644	872	53	4,883	830
Total	75	$11,841	$994	55	$6,110	$833

	Loans Modified as a TDR for the Six Months Ended June 30, 2013			Loans Modified as a TDR for the Six Months Ended June 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	22	$3,620	$123	1	$45	$3
Commercial Mortgage	5	5,593	—	—	—	—
Construction	—	—	—	1	1,182	—
Total Commercial	27	9,213	123	2	1,227	3
Consumer
Residential Mortgage	11	4,068	1,050	5	4,367	826
Automobile	82	980	13	88	934	8
Other [2]	1	3	—	—	—	—
Total Consumer	94	5,051	1,063	93	5,301	834
Total	121	$14,264	$1,186	95	$6,528	$837

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2013 and 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	2	$515	—	$—
Total Commercial	2	515	—	—

Consumer
Automobile	3	41	3	27
Total Consumer	3	41	3	27
Total	5	$556	3	$27

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	2	$515	—	$—
Total Commercial	2	515	—	—

Consumer
Residential Mortgage	—	—	2	702
Automobile	6	69	4	37
Total Consumer	6	69	6	739
Total	8	$584	6	$739

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of June 30, 2013 and December 31, 2012.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$4,436	$6,423	$4,761	$7,131
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	30	(568)	64	(881)
Due to Payoffs	(308)	(396)	(667)	(791)
Total Changes in Fair Value of Mortgage Servicing Rights	(278)	(964)	(603)	(1,672)
Balance at End of Period	$4,158	$5,459	$4,158	$5,459

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.
For the three and six months ended June 30, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$22,104	$17,492	$20,479	$17,148
Servicing Rights that Resulted From Asset Transfers	2,003	961	4,253	1,969
Amortization	(634)	(658)	(1,259)	(1,322)
Balance at End of Period	$23,473	$17,795	$23,473	$17,795

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,564	$20,406	$23,143	$17,159
End of Period	$28,442	$18,937	$28,442	$18,937

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Weighted-Average Constant Prepayment Rate [1]	9.88%	12.26%
Weighted-Average Life (in years)	7.21	6.24
Weighted-Average Note Rate	4.38%	4.59%
Weighted-Average Discount Rate [2]	6.31%	5.57%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2013 and December 31, 2012 is presented in the following table.

(dollars in thousands)	June 30, 2013	December 31, 2012
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(411)	$(378)
Decrease in fair value from 50 bps adverse change	(811)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(490)	(439)
Decrease in fair value from 50 bps adverse change	(967)	(864)

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

Note 5. Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $24.0 million and $32.4 million as of June 30, 2013 and December 31, 2012, respectively. The collateral posted by the Company for these net liability positions was $2.6 million and $3.1 million as of June 30, 2013 and December 31, 2012, respectively. See Note 10 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2013 and December 31, 2012. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

		Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	(a)	$158	$—	$158	$(158)	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	(a)	$24,204	$—	$24,204	$(24,204)	$—	$—

Repurchase Agreements:
Private Institutions	(b)	600,000	—	600,000	(600,000)	—	—
Government Entities	(c)	266,237	—	266,237	(266,237)	—	—
		$866,237	$—	$866,237	$(866,237)	$—	$—

December 31, 2012
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	(a)	$32,441	$—	$32,441	$(32,441)	$—	$—

Repurchase Agreements:
Private Institutions	(b)	600,000	—	600,000	(600,000)	—	—
Government Entities	(c)	158,947	—	158,947	(158,947)	—	—
		$758,947	$—	$758,947	$(758,947)	$—	$—
(a) Collateral is posted by the counterparty with net liability positions in accordance with contract thresholds. As of June 30, 2013 and December 31, 2012, the fair value of securities pledged by the Company was $2.6 million and $3.1 million, respectively.
(b) As of June 30, 2013 and December 31, 2012, the fair value of securities pledged was $0.7 billion and $0.8 billion, respectively.
(c) The investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.3 billion and $1.4 billion as of June 30, 2013 and December 31, 2012, respectively. The investment securities pledged as of June 30, 2013 and December 31, 2012 had a fair value of $2.0 billion and $2.2 billion, respectively.

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(73,912)	$(29,136)	$(44,776)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(2,966)	(1,170)	(1,796)
Net Unrealized Losses on Investment Securities	(76,878)	(30,306)	(46,572)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	413	163	250
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	332	131	201
Other Comprehensive Loss	$(76,546)	$(30,175)	$(46,371)

Three Months Ended June 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$9,582	$3,808	$5,774
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(3,939)	(1,552)	(2,387)
Net Unrealized Gains on Investment Securities	5,643	2,256	3,387
Defined Benefit Plans:
Amortization of Net Actuarial Losses	335	132	203
Amortization of Prior Service Credit	(81)	(31)	(50)
Defined Benefit Plans, Net	254	101	153
Other Comprehensive Income	$5,897	$2,357	$3,540

Six Months Ended June 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(86,507)	$(34,093)	$(52,414)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(6,273)	(2,474)	(3,799)
Net Unrealized Losses on Investment Securities	(92,780)	(36,567)	(56,213)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Net Actuarial Losses	827	326	501
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	460	181	279
Other Comprehensive Loss	$(92,320)	$(36,386)	$(55,934)

Six Months Ended June 30, 2012
Net Unrealized Losses on Investment Securities:
Net Unrealized Gains Arising During the Period	$2,996	$1,236	$1,760
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(7,963)	(3,136)	(4,827)
Net Unrealized Losses on Investment Securities	(4,967)	(1,900)	(3,067)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	667	262	405
Amortization of Prior Service Credit	(162)	(63)	(99)
Defined Benefit Plans, Net	505	199	306
Other Comprehensive Loss	$(4,462)	$(1,701)	$(2,761)

[1]
Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Investment Securities-Available-for-Sale[1]	Investment Securities-Held-to-Maturity[1]	Defined Benefit Plans[1]	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2013
Balance at Beginning of Period	$38,358	$11,778	$(30,491)	$19,645
Other Comprehensive Loss Before Reclassifications	(39,641)	(5,135)	—	(44,776)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(1,796)	201	(1,595)
Total Other Comprehensive Income (Loss)	(39,641)	(6,931)	201	(46,371)
Balance at End of Period	$(1,283)	$4,847	$(30,290)	$(26,726)

Three Months Ended June 30, 2012
Balance at Beginning of Period	$35,436	$21,043	$(27,517)	$28,962
Other Comprehensive Income Before Reclassifications	5,774	—	—	5,774
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2,387)	153	(2,234)
Total Other Comprehensive Income (Loss)	5,774	(2,387)	153	3,540
Balance at End of Period	$41,210	$18,656	$(27,364)	$32,502

Six Months Ended June 30, 2013
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(47,279)	(5,135)	(125)	(52,539)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(3,799)	404	(3,395)
Total Other Comprehensive Income (Loss)	(47,279)	(8,934)	279	(55,934)
Balance at End of Period	$(1,283)	$4,847	$(30,290)	$(26,726)

Six Months Ended June 30, 2012
Balance at Beginning of Period	$39,396	$23,537	$(27,670)	$35,263
Other Comprehensive Income Before Reclassifications	1,760	—	—	1,760
Amounts Reclassified from Accumulated Other Comprehensive Income	54	(4,881)	306	(4,521)
Total Other Comprehensive Income (Loss)	1,814	(4,881)	306	(2,761)
Balance at End of Period	$41,210	$18,656	$(27,364)	$32,502

[1]	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$2,966	$3,939	Interest Income
	(1,170)	(1,552)	Tax Expense
	1,796	2,387	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(413)	(335)
	(332)	(254)	Total Before Tax
	131	101	Tax Benefit
	(201)	(153)	Net of Tax

Total Reclassifications for the Period	$1,595	$2,234	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$6,273	$8,053	Interest Income
	(2,474)	(3,172)	Tax Expense
	3,799	4,881	Net of Tax
Sale of Investment Securities Available-for-Sale	—	(90)	Investment Securities Losses, Net
	—	36	Tax Benefit
	—	(54)	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	161	162
Net Actuarial Losses [2]	(827)	(667)
	(666)	(505)	Total Before Tax
	262	199	Tax Benefit
	(404)	(306)	Net of Tax

Total Reclassifications for the Period	$3,395	$4,521	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Denominator for Basic Earnings Per Share	44,493,069	45,221,293	44,518,629	45,465,910
Dilutive Effect of Stock Options	72,016	106,502	75,527	123,706
Dilutive Effect of Restricted Stock	43,412	19,573	50,192	20,873
Denominator for Diluted Earnings Per Share	44,608,497	45,347,368	44,644,348	45,610,489

Antidilutive Stock Options and Restricted Stock Outstanding	170,372	537,383	170,372	537,383

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 66 Hawaii branch locations, 486 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products.  Commercial lending and deposit products are offered to middle-market and large companies in Hawaii.  Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii.  Commercial Banking also includes international banking and operations at the Bank’s 9 branches in the Pacific Islands and also provides merchant services to its small business customers.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2013 and 2012 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2013
Net Interest Income	$35,725	$28,554	$2,594	$20,467	$87,340
Provision for Credit Losses	1,857	472	(12)	(2,317)	—
Net Interest Income After Provision for Credit Losses	33,868	28,082	2,606	22,784	87,340
Noninterest Income	20,871	9,117	15,288	2,765	48,041
Noninterest Expense	(43,540)	(22,011)	(13,135)	(2,495)	(81,181)
Income Before Provision for Income Taxes	11,199	15,188	4,759	23,054	54,200
Provision for Income Taxes	(4,144)	(5,177)	(1,761)	(5,355)	(16,437)
Net Income	$7,055	$10,011	$2,998	$17,699	$37,763
Total Assets as of June 30, 2013	$3,283,634	$2,567,461	$188,871	$7,693,452	$13,733,418

Three Months Ended June 30, 2012
Net Interest Income	$39,118	$30,817	$3,150	$22,296	$95,381
Provision for Credit Losses	3,334	157	301	(3,164)	628
Net Interest Income After Provision for Credit Losses	35,784	30,660	2,849	25,460	94,753
Noninterest Income	22,376	8,552	14,071	1,849	46,848
Noninterest Expense	(44,164)	(21,577)	(13,415)	(1,591)	(80,747)
Income Before Provision for Income Taxes	13,996	17,635	3,505	25,718	60,854
Provision for Income Taxes	(5,178)	(6,042)	(1,297)	(7,590)	(20,107)
Net Income	$8,818	$11,593	$2,208	$18,128	$40,747
Total Assets as of June 30, 2012	$3,344,319	$2,289,255	$189,008	$8,093,044	$13,915,626

Six Months Ended June 30, 2013
Net Interest Income	$71,634	$58,426	$5,365	$40,475	$175,900
Provision for Credit Losses	4,035	301	(33)	(4,303)	—
Net Interest Income After Provision for Credit Losses	67,599	58,125	5,398	44,778	175,900
Noninterest Income	41,355	18,517	30,098	5,849	95,819
Noninterest Expense	(87,994)	(44,895)	(27,270)	(5,409)	(165,568)
Income Before Provision for Income Taxes	20,960	31,747	8,226	45,218	106,151
Provision for Income Taxes	(7,755)	(10,849)	(3,044)	(10,760)	(32,408)
Net Income	$13,205	$20,898	$5,182	$34,458	$73,743
Total Assets as of June 30, 2013	$3,283,634	$2,567,461	$188,871	$7,693,452	$13,733,418

Six Months Ended June 30, 2012
Net Interest Income	$79,303	$62,259	$6,483	$45,284	$193,329
Provision for Credit Losses	7,364	(511)	289	(6,163)	979
Net Interest Income After Provision for Credit Losses	71,939	62,770	6,194	51,447	192,350
Noninterest Income	41,916	20,129	27,741	5,144	94,930
Noninterest Expense	(88,776)	(45,099)	(28,177)	(3,902)	(165,954)
Income Before Provision for Income Taxes	25,079	37,800	5,758	52,689	121,326
Provision for Income Taxes	(9,279)	(9,063)	(2,130)	(16,297)	(36,769)
Net Income	$15,800	$28,737	$3,628	$36,392	$84,557
Total Assets as of June 30, 2012	$3,344,319	$2,289,255	$189,008	$8,093,044	$13,915,626

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2013 and 2012.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012
Three Months Ended June 30,
Service Cost	$—	$—	$173	$145
Interest Cost	1,129	1,263	305	319
Expected Return on Plan Assets	(1,313)	(1,449)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses	413	335	—	—
Net Periodic Benefit Cost	$229	$149	$397	$383

Six Months Ended June 30,
Service Cost	$—	$—	$205	$290
Interest Cost	2,257	2,526	362	639
Expected Return on Plan Assets	(2,626)	(3,017)	—	—
Amortization of:
Prior Service Credit	—	—	(161)	(162)
Net Actuarial Losses	827	667	—	—
Net Periodic Benefit Cost	$458	$176	$406	$767

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2013, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.2 million and $0.4 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2013.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$1,754	$1,953	$10,188	$—
Forward Commitments	4,337	240	189	329
Interest Rate Swap Agreements	24,176	24,361	32,193	32,441
Foreign Exchange Contracts	52	184	40	856
Total	$30,319	$26,738	$42,610	$33,626

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains recognized in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2013	2012	2013	2012
Interest Rate Lock Commitments	Mortgage Banking	$(682)	$9,363	$2,576	$13,066
Forward Commitments	Mortgage Banking	5,433	(2,028)	7,662	(1,762)
Interest Rate Swap Agreements	Other Noninterest Income	243	(11)	263	5
Foreign Exchange Contracts	Other Noninterest Income	703	713	1,600	1,580
Total		$5,697	$8,037	$12,101	$12,889

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

As of June 30, 2013 and December 31, 2012, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 5 to the Consolidated Financial Statements for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of June 30, 2013, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Unfunded Commitments to Extend Credit	$2,255,270	$1,999,542
Standby Letters of Credit	60,663	62,043
Commercial Letters of Credit	15,307	13,871
Total Credit Commitments	$2,331,240	$2,075,456

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2013, the unpaid principal balance of residential mortgage loans sold by the Company was $3.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans if a loan review reveals that underwriting and documentation standards were not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2013, the Company repurchased four residential mortgage loans with an unpaid principal balance totaling $1.5 million as a result of the representation and warranty provisions contained in these contracts. Three of these loans were delinquent as to principal and interest at the time of repurchase. However, no losses were incurred related to these repurchases. As of June 30, 2013, there was one pending repurchase request for $0.5 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. As of June 30, 2013, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2013, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2013, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2013 and December 31, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$218,962	$367,064	$—	$586,026
Debt Securities Issued by States and Political Subdivisions	—	561,920	—	561,920
Debt Securities Issued by Corporations	—	275,289	—	275,289
Mortgage-Backed Securities:
Residential - Government Agencies	—	815,327	—	815,327
Residential - U.S. Government-Sponsored Enterprises	—	28,478	—	28,478
Commercial - Government Agencies	—	548,368	—	548,368
Total Mortgage-Backed Securities	—	1,392,173	—	1,392,173
Total Investment Securities Available-for-Sale	218,962	2,596,446	—	2,815,408
Loans Held for Sale	—	25,880	—	25,880
Mortgage Servicing Rights	—	—	4,158	4,158
Other Assets	14,004	—	—	14,004
Derivatives [1]	—	4,389	25,930	30,319
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2013	$232,966	$2,626,715	$30,088	$2,889,769

Liabilities:
Derivatives [1]	$—	$424	$26,314	$26,738
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013	$—	$424	$26,314	$26,738

December 31, 2012
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$470,535	$399,454	$—	$869,989
Debt Securities Issued by States and Political Subdivisions	—	782,411	—	782,411
Debt Securities Issued by Corporations	—	84,434	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,068,660	—	1,068,660
Residential - U.S. Government-Sponsored Enterprises	—	37,298	—	37,298
Commercial - Government Agencies	—	524,765	—	524,765
Total Mortgage-Backed Securities	—	1,630,723	—	1,630,723
Total Investment Securities Available-for-Sale	470,535	2,897,022	—	3,367,557
Loans Held for Sale	—	21,374	—	21,374
Mortgage Servicing Rights	—	—	4,761	4,761
Other Assets	12,566	—	—	12,566
Derivatives [1]	—	229	42,381	42,610
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012	$483,101	$2,918,625	$47,142	$3,448,868

Liabilities:
Derivatives [1]	$—	$1,185	$32,441	$33,626
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012	$—	$1,185	$32,441	$33,626

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three and six months ended June 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2013
Balance as of April 1, 2013	$4,436	$4,978	$9,414
Realized and Unrealized Net Losses:
Included in Net Income	(278)	(639)	(917)
Transfers to Loans Held for Sale	—	(4,723)	(4,723)
Balance as of June 30, 2013	$4,158	$(384)	$3,774
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2013	$30	$(384)	$(354)

Three Months Ended June 30, 2012
Balance as of April 1, 2012	$6,423	$2,052	$8,475
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(964)	9,352	8,388
Transfers to Loans Held for Sale	—	(4,298)	(4,298)
Balance as of June 30, 2012	$5,459	$7,106	$12,565
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2012	$(568)	$7,106	$6,538

Six Months Ended June 30, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(603)	2,639	2,036
Transfers to Loans Held for Sale	—	(12,963)	(12,963)
Balance as of June 30, 2013	$4,158	$(384)	$3,774
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2013	$64	$(384)	$(320)

Six Months Ended June 30, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,672)	13,071	11,399
Transfers to Loans Held for Sale	—	(8,023)	(8,023)
Balance as of June 30, 2012	$5,459	$7,106	$12,565
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2012	$(881)	$7,106	$6,225

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Jun. 30, 2013	Dec. 31, 2012	Jun. 30, 2013	Dec. 31, 2012
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	9.88%	12.26%	$32,600	$27,904
		Discount Rate [2]	6.31%	5.57%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.22%	88.86%	$(199)	$10,188
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.76%	0.77%	$(185)	$(248)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are the weighted-average constant prepayment rate and weighted-average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of June 30, 2013 and 2012, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2013
Loans Held for Sale	$25,880	$26,266	$(386)

December 31, 2012
Loans Held for Sale	$21,374	$20,492	$882
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2013 and 2012, the net gains or losses were not material as a result of the change in fair value of the Company’s residential mortgage loans held for sale.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,027,829	$4,036,197	$366,308	$3,669,889	$—
Loans [1]	5,476,129	5,779,297	—	—	5,779,297

Financial Instruments - Liabilities
Time Deposits	1,350,125	1,355,930	—	1,355,930	—
Securities Sold Under Agreements to Repurchase	866,237	950,866	—	950,866	—
Long-Term Debt [2]	165,877	167,066	—	167,066	—

December 31, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,595,065	$3,687,676	$195,366	$3,492,310	$—
Loans [1]	5,451,935	5,846,906	—	—	5,846,906

Financial Instruments - Liabilities
Time Deposits	1,599,508	1,609,506	—	1,609,506	—
Securities Sold Under Agreements to Repurchase	758,947	868,199	—	868,199	—
Long-Term Debt [2]	119,185	121,906	—	121,906	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality, and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) the competitive pressure among financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our third party vendors and other service providers; 14) any interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of common stock repurchases; and 16) natural disasters or adverse weather, public unrest, public health and other conditions that impact us and our customers' operations. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We do not undertake an obligation to update forward-looking statements to reflect later events or circumstances.

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
Hawaii Economy

Hawaii's economy continued to improve during the second quarter of 2013 led by tourism, the State's largest industry. For the first five months of 2013, total visitor arrivals increased by 5.7% and visitor spending increased by 5.1% compared to the same period in 2012. The most significant growth in visitor spending was from U.S. Mainland visitors. The statewide seasonally-adjusted unemployment rate was at 4.6% in June 2013, compared to 7.6% nationally. For the first six months of 2013, the volume of single-family home sales on Oahu was 11.6% higher compared to the same period in 2012 and the volume of condominium sales on Oahu was 18.8% higher compared to the same period in 2012. Also, the median price of single-family home sales on Oahu was 0.8% higher for the first six months of 2013 compared to same period in 2012, while the median price of condominium sales on Oahu was 6.8% higher compared to the same period in 2012. As of June 30, 2013, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.7 months.

Earnings Summary

Net income for the second quarter of 2013 was $37.8 million, a decrease of $3.0 million or 7% compared to the same period in 2012.  Diluted earnings per share were $0.85 for the second quarter of 2013, a decrease of $0.05 or 6% compared to the same period in 2012.  Our lower earnings for the second quarter of 2013 were primarily due to the following:

•
Net interest income for the second quarter of 2013 was $87.3 million, a decrease of $8.0 million or 8% compared to the same period in 2012.  Our net interest margin was 2.77% in the second quarter of 2013, a decrease of 21 basis points compared to the same period in 2012.  This decrease was primarily due to the reinvestment of investment securities and the repricing of loans at lower yields.

•
Mortgage banking income for the second quarter of 2013 was $5.8 million, a decrease of $1.8 million or 23% compared to the same period in 2012. This decrease was primarily due to lower conforming loan production and margins as a result of higher interest rates in the second quarter of 2013. Should market interest rates continue to increase during the remainder of 2013, we may experience lower mortgage application and production volume, particularly refinancing volume, which may result in lower mortgage banking income.

•
Salaries and benefits expense for the second quarter of 2013 was $45.3 million, an increase of $1.3 million or 3% compared to the same period in 2012. This increase was primarily due to higher separation expense, executive deferred compensation expense, and merit increases.

The impact of these items was partially offset by higher trust and asset management and other noninterest income. Trust and asset management income was $12.1 million for the second quarter of 2013, an increase of $0.9 million or 8% compared to the same period in 2012. This increase was primarily due to an increase in agency fees and mutual fund investment management fees. Other noninterest income was $4.2 million for the second quarter of 2013, an increase of $1.8 million or 75% compared to the same period in 2012. This increase was primarily due to an increase in the gain on sale of leased assets.
Net income for the first six months of 2013 was $73.7 million, a decrease of $10.8 million or 13% compared to the same period in 2012. Diluted earnings per share were $1.65 for the first six months of 2013, a decrease of $0.20 or 11% compared to the same period in 2012. Our lower earnings for the first six months of 2013 were primarily due to the following:

•
Net interest income for the first six months of 2013 was $175.9 million, a decrease of $17.4 million or 9% compared to the same period in 2012.  Our net interest margin was 2.80% for the first six months of 2013, a decrease of 22 basis points compared to the same period in 2012.  This decrease was primarily due to lower yields on loans and investment securities, a result of the low interest rate environment.

•
Salaries and benefits expense for the first six months of 2013 was $94.0 million, an increase of $3.0 million or 3% compared to the same period in 2012. This increase was primarily due to higher separation expense and lower deferred salaries as a result of lower portfolio loan production in the first six months of 2013.

•
Other noninterest income for the first six months of 2012 was favorably impacted by a $3.5 million pre-tax gain related to a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. This transaction also resulted in a tax gain of $2.7 million.

The impact of these items was partially offset by a lower provision for credit losses (the "Provision"), net occupancy expense, and net equipment expense. We recorded no Provision for the first six months of 2013 as a result of improvements in our credit quality metrics and an improving Hawaii economy. Net occupancy expense was $19.3 million for the first six months of 2013, a decrease of $1.3 million or 6% compared to the same period in 2012. This decrease was primarily due to lower net rental expense as a result of branch closures in 2012. Net equipment expense was $9.0 million for the first six months of 2013, a decrease of $1.5 million or 15% compared to the same period in 2012. This decrease was primarily due to the purchase of technology equipment in the first quarter of 2012 as well as lower depreciation expense during the first six months of 2013.
We continued to maintain a strong balance sheet during the second quarter of 2013, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $124.6 million as of June 30, 2013, a decrease of $4.3 million or 3% from December 31, 2012.  Absent significant deterioration in the economy and assuming continued improvement or stability in credit quality, we may further decrease the level of the Allowance in future periods.

•
Total deposits were $11.4 billion as of June 30, 2013, a decrease of $80.3 million or less than 1% from December 31, 2012. This decrease was primarily due to lower levels of public time deposits as of June 30, 2013.

•
We continued to invest excess liquidity in high-grade investment securities.  As of June 30, 2013, the total carrying value of our investment securities portfolio was $6.8 billion, a decrease of $119.4 million or 2% compared to December 31, 2012. During the first six months of 2013, we slightly changed the composition of our investment securities portfolio.  We continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  We re-invested these proceeds, in part, into corporate bonds and state and municipal bond holdings.

•
Total shareholders’ equity was $986.4 million as of June 30, 2013, a decrease of $35.3 million or 3% from December 31, 2012.  This decrease in shareholders' equity was primarily due to a $47.3 million after-tax decrease in the fair value of our available-for-sale investment securities. Should market interest rates continue to increase during the remainder of 2013, we may experience further reductions in the fair value of our available-for-sale investment securities, which may result in lower levels of capital. We also continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2013, we repurchased 441,649 shares of our common stock at a total cost of $21.6 million under our share repurchase program.  During the first six months of 2013, we also repurchased 48,460 shares of our common stock from employees and/or directors in connection with stock swaps, shares repurchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock at a total cost of $2.3 million. We also paid cash dividends of $40.4 million during the first six months of 2013.

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

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
For the Period:
Operating Results
Net Interest Income	$87,340	$95,381	$175,900	$193,329
Provision for Credit Losses	—	628	—	979
Total Noninterest Income	48,041	46,848	95,819	94,930
Total Noninterest Expense	81,181	80,747	165,568	165,954
Net Income	37,763	40,747	73,743	84,557
Basic Earnings Per Share	0.85	0.90	1.66	1.86
Diluted Earnings Per Share	0.85	0.90	1.65	1.85
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.12%	1.19%	1.10%	1.24%
Return on Average Shareholders’ Equity	14.64	16.19	14.37	16.73
Efficiency Ratio [1]	59.96	56.77	60.93	57.57
Net Interest Margin [2]	2.77	2.98	2.80	3.02
Dividend Payout Ratio [3]	52.94	50.00	54.22	48.39
Average Shareholders’ Equity to Average Assets	7.62	7.36	7.63	7.41

Average Balances
Average Loans and Leases	$5,781,898	$5,641,588	$5,792,641	$5,602,473
Average Assets	13,572,329	13,750,488	13,564,885	13,715,859
Average Deposits	11,244,600	10,622,420	11,265,924	10,526,317
Average Shareholders’ Equity	1,034,366	1,012,182	1,034,603	1,016,425

Market Price Per Share of Common Stock
Closing	$50.32	$45.95	$50.32	$45.95
High	52.17	49.99	52.17	49.99
Low	46.04	44.02	44.88	44.02

	June 30, 2013	December 31, 2012
As of Period End:
Balance Sheet Totals
Loans and Leases	$5,859,152	$5,854,521
Total Assets	13,733,418	13,728,372
Total Deposits	11,449,198	11,529,482
Long-Term Debt	174,727	128,055
Total Shareholders’ Equity	986,368	1,021,665

Asset Quality
Allowance for Loan and Lease Losses	$124,575	$128,857
Non-Performing Assets	36,431	37,083

Financial Ratios
Allowance to Loans and Leases Outstanding	2.13%	2.20%
Tier 1 Capital Ratio	15.53	16.13
Total Capital Ratio	16.79	17.39
Tier 1 Leverage Ratio	6.95	6.83
Total Shareholders’ Equity to Total Assets	7.18	7.44
Tangible Common Equity to Tangible Assets [4]	6.97	7.23
Tangible Common Equity to Risk-Weighted Assets [4]	15.65	17.24

Non-Financial Data
Full-Time Equivalent Employees	2,227	2,276
Branches and Offices	75	76
ATMs	486	494

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2013	December 31, 2012
Total Shareholders’ Equity	$986,368	$1,021,665
Less: Goodwill	31,517	31,517
Intangible Assets	8	33
Tangible Common Equity	$954,843	$990,115

Total Assets	$13,733,418	$13,728,372
Less: Goodwill	31,517	31,517
Intangible Assets	8	33
Tangible Assets	$13,701,893	$13,696,822
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$6,099,770	$5,744,722

Total Shareholders’ Equity to Total Assets	7.18%	7.44%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.97%	7.23%

Tier 1 Capital Ratio	15.53%	16.13%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	15.65%	17.24%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012			June 30, 2013			June 30, 2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.5	$—	0.06%	$3.0	$—	0.12%	$4.2	$—	0.18%	$3.1	$—	0.19%
Funds Sold	168.3	0.1	0.18	237.8	0.1	0.20	162.4	0.1	0.16	250.1	0.2	0.20
Investment Securities
Available-for-Sale	3,212.2	17.4	2.17	3,410.4	19.4	2.27	3,266.9	35.6	2.18	3,431.0	39.0	2.28
Held-to-Maturity	3,714.3	19.2	2.07	3,788.9	25.1	2.65	3,646.6	39.1	2.14	3,763.1	51.5	2.74
Loans Held for Sale	22.9	0.2	3.87	12.1	0.1	4.22	20.6	0.4	3.90	12.0	0.3	4.22
Loans and Leases [1]
Commercial and Industrial	855.5	7.8	3.65	786.3	7.7	3.93	839.3	15.4	3.70	796.1	15.8	3.98
Commercial Mortgage	1,114.8	11.3	4.08	953.5	10.4	4.40	1,104.1	22.4	4.09	947.6	21.0	4.45
Construction	107.5	1.2	4.61	99.7	1.3	5.07	111.5	2.7	4.83	101.6	2.6	5.21
Commercial Lease Financing	265.2	1.6	2.36	284.5	1.7	2.36	268.9	3.2	2.38	289.4	3.4	2.35
Residential Mortgage	2,252.1	25.5	4.53	2,371.7	27.9	4.71	2,281.7	51.5	4.51	2,318.0	55.7	4.80
Home Equity	752.9	7.8	4.15	772.3	8.4	4.36	760.4	15.7	4.15	775.6	16.9	4.39
Automobile	225.0	3.1	5.51	193.7	2.9	6.03	219.5	6.0	5.56	193.4	5.9	6.12
Other [2]	208.9	4.3	8.22	179.9	3.6	8.12	207.2	8.5	8.28	180.8	7.3	8.10
Total Loans and Leases	5,781.9	62.6	4.34	5,641.6	63.9	4.54	5,792.6	125.4	4.35	5,602.5	128.6	4.60
Other	78.6	0.3	1.45	80.0	0.3	1.41	78.8	0.5	1.44	80.0	0.6	1.40
Total Earning Assets [3]	12,982.7	99.8	3.08	13,173.8	108.9	3.31	12,972.1	201.1	3.11	13,141.8	220.2	3.36
Cash and Noninterest-Bearing Deposits	136.8			131.7			139.4			134.5
Other Assets	452.8			445.0			453.4			439.6
Total Assets	$13,572.3			$13,750.5			$13,564.9			$13,715.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,106.0	$0.2	0.03%	$1,906.1	$0.1	0.03%	$2,083.4	$0.3	0.03%	$1,886.6	$0.2	0.03%
Savings	4,451.1	1.0	0.09	4,444.5	1.1	0.10	4,429.9	1.9	0.09	4,441.8	2.4	0.11
Time	1,381.4	1.4	0.42	1,253.9	2.0	0.63	1,446.8	3.0	0.42	1,257.0	4.1	0.64
Total Interest-Bearing Deposits	7,938.5	2.6	0.13	7,604.5	3.2	0.17	7,960.1	5.2	0.13	7,585.4	6.7	0.18
Short-Term Borrowings	29.4	—	0.12	15.0	—	0.14	43.7	—	0.14	15.3	—	0.13
Securities Sold Under Agreements to Repurchase	800.1	6.7	3.34	1,808.5	7.3	1.59	778.2	13.8	3.52	1,862.3	14.6	1.55
Long-Term Debt	177.3	0.7	1.52	30.6	0.5	6.51	167.3	1.3	1.57	30.7	1.0	6.50
Total Interest-Bearing Liabilities	8,945.3	10.0	0.44	9,458.6	11.0	0.46	8,949.3	20.3	0.45	9,493.7	22.3	0.47
Net Interest Income		$89.8			$97.9			$180.8			$197.9
Interest Rate Spread			2.64%			2.85%			2.66%			2.89%
Net Interest Margin			2.77%			2.98%			2.80%			3.02%
Noninterest-Bearing Demand Deposits	3,306.1			3,017.9			3,305.8			2,940.9
Other Liabilities	286.5			261.8			275.2			264.9
Shareholders’ Equity	1,034.4			1,012.2			1,034.6			1,016.4
Total Liabilities and Shareholders’ Equity	$13,572.3			$13,750.5			$13,564.9			$13,715.9

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,490,000 and $2,481,000 for the three months ended June 30, 2013 and 2012, respectively, and $4,901,000 and $4,551,000 for the six months ended June 30, 2013 and 2012, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2013 Compared to June 30, 2012
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$—	$(0.1)
Investment Securities
Available-for-Sale	(1.8)	(1.6)	(3.4)
Held-to-Maturity	(1.5)	(10.9)	(12.4)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	0.8	(1.2)	(0.4)
Commercial Mortgage	3.2	(1.8)	1.4
Construction	0.3	(0.2)	0.1
Commercial Lease Financing	(0.3)	0.1	(0.2)
Residential Mortgage	(0.9)	(3.3)	(4.2)
Home Equity	(0.3)	(0.9)	(1.2)
Automobile	0.7	(0.6)	0.1
Other [2]	1.1	0.1	1.2
Total Loans and Leases	4.6	(7.8)	(3.2)
Other	(0.1)	—	(0.1)
Total Change in Interest Income	1.2	(20.3)	(19.1)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.1	0.1
Savings	—	(0.5)	(0.5)
Time	0.5	(1.6)	(1.1)
Total Interest-Bearing Deposits	0.5	(2.0)	(1.5)
Securities Sold Under Agreements to Repurchase	(11.8)	11.0	(0.8)
Long-Term Debt	1.5	(1.2)	0.3
Total Change in Interest Expense	(9.8)	7.8	(2.0)

Change in Net Interest Income	$11.0	$(28.1)	$(17.1)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $87.3 million in the second quarter of 2013, a decrease of $8.0 million or 8% compared to the same period in 2012. On a taxable-equivalent basis, net interest income was $89.8 million in the second quarter of 2013, a decrease of $8.0 million or 8% compared to the same period in 2012. The net interest margin was 2.77% in the second quarter of 2013, a decrease of 21 basis points compared to the same period in 2012. Net interest income was $175.9 million for the first six months of 2013, a decrease of $17.4 million or 9% compared to the same period in 2012. On a taxable-equivalent basis, net interest income was $180.8 million for the first six months of 2013, a decrease of $17.1 million or 9% compared to the same period in 2012. The net interest margin was 2.80% for the first six months of 2013, a decrease of 22 basis points compared to the same period in 2012. The lower margins in 2013 were primarily due to the reinvestment of investment securities and the re-pricing of loans at lower yields. Interest rates increased significantly in the latter part of the second quarter of 2013. To the extent this represents a trend, it is possible that the negative pressure on margins may abate in the future.

Yields on our earning assets decreased by 23 basis points in the second quarter of 2013 and by 25 basis points for the first six months of 2013 compared to the same periods in 2012, reflective of lower yields on investment securities and loans. Yields on our investment securities portfolio decreased by 35 basis points in the second quarter of 2013 and by 36 basis points for the first six months of 2013 compared to the same periods in 2012, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities.  Yields on our loans and leases decreased by 20 basis points in the second quarter of 2013 and by 25 basis points for the first six months of 2013 compared to the same periods in 2012, with lower yields in nearly every category of loans and leases, as a result of the current low interest rate environment.  Partially offsetting the lower yields on our earning assets were lower funding costs, primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates.  Rates paid on our time deposits decreased by 21 basis points in the second quarter of 2013 and by 22 basis points for the first six months of 2013 compared to the same periods in 2012. Rates paid on our securities sold under agreements to repurchase increased by 175 basis points in the second quarter of 2013 and by 197 basis points for the first six months of 2013 compared to the same periods in 2012. This increase was primarily due to local government entities transferring much of their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into time deposits, leaving the balance of our repurchase agreements consisting mainly of those with private entities. These agreements with private entities have longer terms at relatively higher interest rates.

Average balances of our earning assets decreased by $191.2 million or 1% in the second quarter of 2013 compared to the same period in 2012, primarily due to a $272.8 million decrease in the average balance of our investment securities portfolio. During the second quarter of 2013, we continued to slightly change the composition of our investment securities portfolio. We decreased our holdings in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities and reduced our holdings in U.S. Treasury notes. We re-invested these proceeds, in part, into corporate bonds and state and municipal bond holdings. Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $217.4 million and average balances of our U.S. Treasury notes decreased by $328.5 million in the second quarter of 2013 compared to the same period in 2012. Average balances of our corporate bonds increased by $150.3 million and our state and municipal bond holdings increased by $156.6 million in the second quarter of 2013 compared to the same period in 2012.  Partially offsetting the decrease in the average balance of our investment securities portfolio was a $161.2 million increase in our commercial mortgage loan portfolio primarily due to increased demand from new and existing customers and a $69.2 million increase in our commercial and industrial loan portfolio due to an increase in corporate demand for funding, reflective of an improving Hawaii economy. The increase in the average balances of these loan categories was partially offset by a $119.6 million decrease in our residential mortgage loan portfolio primarily due to lower loan originations, the result of higher interest rates and continued paydowns in the second quarter of 2013.

Average balances of our earning assets decreased by $169.6 million or 1% in the first six months of 2013 compared to the same period in 2012, primarily due to a $280.6 million decrease in the average balance of our investment securities portfolio. As noted above, in 2013 we continued to decrease our holdings in mortgage-backed securities issued by Ginnie Mae, reduced our holdings in U.S. Treasury notes, and increased our corporate bond and state and municipal bond holdings. Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $205.0 million and average balances of our U.S. Treasury notes decreased by $328.1 million in the first six months of 2013 compared to the same period in 2012. Average balances of our corporate bonds increased by $81.9 million and our state and municipal bond holdings increased by $208.8 million in the first six months of 2013 compared to the same period in 2012.  Partially offsetting the decrease in the average balance of our investment securities portfolio was a $156.6 million increase in our commercial mortgage loan portfolio primarily due to increased demand from new and existing customers.

Average balances of our interest-bearing liabilities decreased by $513.3 million or 5% in the second quarter of 2013 and by $544.4 million or 6% for the first six months of 2013 compared to the same periods in 2012 due to lower balances of securities sold under agreements to repurchase with local government entities, a portion of which was transferred into time deposits.

Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no Provision in the first six months of 2013 and recorded a Provision of $0.6 million in the second quarter of 2012 and a Provision of $1.0 million for the first six months of 2012. Our decision not to record a Provision in the first six months of 2013 was reflective of continued improvements in our credit quality metrics and an improving Hawaii economy. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income increased by $1.2 million or 3% in the second quarter of 2013 and by $0.9 million or 1% for the first six months of 2013 compared to the same periods in 2012.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Trust and Asset Management	$12,089	$11,195	$894	$23,975	$22,113	$1,862
Mortgage Banking	5,820	7,581	(1,761)	12,231	12,631	(400)
Service Charges on Deposit Accounts	9,112	9,225	(113)	18,413	18,816	(403)
Fees, Exchange, and Other Service Charges	13,133	12,326	807	25,067	24,725	342
Investment Securities Losses, Net	—	—	—	—	(90)	90
Insurance	2,393	2,399	(6)	4,718	4,677	41
Bank-Owned Life Insurance	1,335	1,739	(404)	2,632	3,220	(588)
Other Income	4,159	2,383	1,776	8,783	8,838	(55)
Total Noninterest Income	$48,041	$46,848	$1,193	$95,819	$94,930	$889

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.0 billion as of June 30, 2013, $10.1 billion as of December 31, 2012, and $9.9 billion as of June 30, 2012.  Trust and asset management income increased by $0.9 million or 8% in the second quarter of 2013 compared to the same period in 2012. This increase was partially due to a $0.4 million increase in agency fees mainly due to higher market values of assets under management. In addition, mutual fund investment management fees increased by $0.2 million. Trust and asset management income increased by $1.9 million or 8% for the first six months of 2013 compared to the same period in 2012. This increase was partially due to a $0.7 million increase in agency fees mainly due to higher market values of assets under management. In addition, mutual fund investment management fees increased by $0.4 million and special service fees increased by $0.3 million.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $1.8 million or 23% in the second quarter of 2013 compared to the same period in 2012. This decrease was primarily due to lower conforming loan volume and margins resulting from higher interest rates. Mortgage banking income decreased by $0.4 million or 3% for the first six months of 2013 compared to the same period in 2012. This decrease was also due to lower conforming loan volume and margins resulting from higher interest rates, partially offset by lower changes in the fair value of our mortgage servicing rights, also the result of higher interest rates. Should market interest rates continue to increase during the remainder of 2013, we may experience lower mortgage application and production volume, particularly refinancing volume, which may result in lower mortgage banking income.

Service charges on deposit accounts decreased by $0.1 million or 1% in the second quarter of 2013 and by $0.4 million or 2% for the first six months of 2013 compared to the same periods in 2012.  The decrease during the first six months of 2013 was primarily due to a $0.2 million decline in account analysis fees due to higher investable balances resulting in larger earnings credit rates granted to our customers. In addition, overdraft fees also decreased by $0.2 million during the first six months of 2013 mainly due to higher deposit balances.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.8 million or 7% in the second quarter of 2013 compared to the same period in 2012. This increase was primarily due to a $0.9 million increase in other loan fees, primarily prepayment penalty fees and syndication and administration fees. Fees, exchange, and other service charges increased by $0.3 million or 1% for the first six months of 2013 compared to the same period in 2012. This increase was primarily due to a $0.7 million increase in other loan fees mainly due to the prepayment penalty fees and syndication and administration fees mentioned above. In addition, we received $0.2 million in fees from our new consumer credit cards. Partially offsetting the increase was a $0.2 million decrease in both debit card income and ATM income.

Bank-owned life insurance decreased by $0.4 million or 23% in the second quarter of 2013 and by $0.6 million or 18% for the first six months of 2013 compared to the same periods in 2012.  These decreases were primarily due to a persistency bonus received from our insurance carrier in the second quarter of 2012, combined with lower yields received in the current year.

Other noninterest income increased by $1.8 million or 75% in the second quarter of 2013 compared to the same period in 2012. This increase was primarily due to a $0.6 million increase in the fair value of assets related to deferred compensation plans. Gain on sale of leased assets increased by $0.4 million primarily related to the sale of two equipment leases. In addition, we recognized an additional $0.2 million in fees related to our customer derivative program. Other noninterest income remained relatively unchanged during the first six months of 2013 compared to the same period in 2012. Gain on sale of leased assets decreased by $1.3 million. This decrease was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million in the first quarter of 2012, partially offset by a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease which also occurred in the first quarter of 2012. This decrease was partially offset by $1.0 million in gains related to the sale of four equipment leases in the first six months of 2013. Offsetting the decrease on gain on sale of leased assets were increases in several miscellaneous income categories including shareholder servicing fees ($0.3 million), terminal and safe deposit rentals ($0.3 million), and customer derivative program ($0.2 million).

Noninterest Expense

Noninterest expense increased by $0.4 million or 1% in the second quarter of 2013 and decreased by $0.4 million or less than 1% for the first six months of 2013 compared to the same periods in 2012.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Salaries	$28,690	$27,831	$859	$57,768	$56,518	$1,250
Incentive Compensation	3,861	4,132	(271)	7,645	8,186	(541)
Share-Based Compensation	1,305	1,758	(453)	2,441	3,443	(1,002)
Commission Expense	1,983	1,754	229	3,764	3,290	474
Retirement and Other Benefits	3,594	3,481	113	7,962	7,871	91
Payroll Taxes	2,576	2,437	139	6,816	6,255	561
Medical, Dental, and Life Insurance	2,468	2,239	229	5,281	4,676	605
Separation Expense	864	405	459	2,339	822	1,517
Total Salaries and Benefits	45,341	44,037	1,304	94,016	91,061	2,955
Net Occupancy	9,661	10,058	(397)	19,296	20,574	(1,278)
Net Equipment	4,380	4,669	(289)	8,957	10,495	(1,538)
Data Processing	3,050	3,160	(110)	6,316	6,747	(431)
Professional Fees	2,391	2,386	5	4,617	4,518	99
FDIC Insurance	1,949	2,088	(139)	3,898	4,159	(261)
Other Expense:
Delivery and Postage Services	2,106	2,132	(26)	4,265	4,225	40
Mileage Program Travel	1,560	1,730	(170)	3,261	3,351	(90)
Merchant Transaction and Card Processing Fees	1,189	1,378	(189)	2,352	2,800	(448)
Advertising	1,281	1,036	245	2,625	2,260	365
Other	8,273	8,073	200	15,965	15,764	201
Total Other Expense	14,409	14,349	60	28,468	28,400	68
Total Noninterest Expense	$81,181	$80,747	$434	$165,568	$165,954	$(386)

Salaries and benefits expense increased by $1.3 million or 3% in the second quarter of 2013 compared to the same period in 2012. Salaries expense increased by $0.9 million primarily due to merit increases and higher executive deferred compensation expense. In addition, separation expense increased by $0.5 million, while medical, dental, and life insurance expense increased by $0.2 million primarily due to higher medical insurance costs. Partially offsetting these increases was a $0.5 million decrease in share-based compensation primarily due to amortization expense recorded in the second quarter of 2012 related to stock options granted during that period. These stock options were fully amortized in 2012. In contrast, stock options were not granted during the current period. Salaries and benefits expense increased by $3.0 million or 3% for the first six months of 2013 compared to the same period in 2012 primarily due to a $1.5 million increase in separation expense. Salaries expense increased by $1.3 million primarily due to a lower amount of salaries deferred in the current year, the result of lower portfolio loan production compared to the prior year. Medical, dental, and life insurance increased by $0.6 million primarily due to higher medical insurance costs and a reserve credit adjustment made in 2012. Payroll taxes increased by $0.6 million primarily due to an increase in state unemployment taxes. Partially offsetting these increases was a $1.0 million decrease in share-based compensation as noted above.

Net occupancy expense decreased by $0.4 million or 4% in the second quarter of 2013 compared to the same period in 2012.  This decrease was primarily due to a $0.9 million decline in net rental expense as a result of branch closures during 2012, combined with higher sublease revenue in the current quarter. This decrease was partially offset by a $0.5 million gain recognized in the second quarter of 2012 upon adjusting the book value of two bank-owned properties to fair value prior to being donated. Net occupancy expense decreased by $1.3 million or 6% for the first six months of 2013 compared to the same period in 2012. This decrease was primarily due to a $1.3 million decline in net rental expense as a result of the aforementioned 2012 branch closures and higher 2013 sublease revenue.

Net equipment expense decreased by $0.3 million or 6% in the second quarter of 2013 compared to the same period in 2012. This decrease was primarily due to a $0.2 million decrease in depreciation expense. Net equipment expense decreased by $1.5 million or 15% for the first six months of 2013 compared to the same period in 2012. This decrease was primarily due to the $1.2 million purchase of technology equipment in the first quarter of 2012, combined with a $0.4 million decrease in depreciation expense in the first six months of 2013.

Other noninterest expense remained relatively unchanged during the second quarter of 2013 compared to the same period in 2012. Increases were primarily due to a $0.5 million increase in our reserve for unfunded commitments, a $0.3 million increase in operational losses, and $0.3 million in legal settlement reserve credit adjustments recorded in the second quarter of 2012. These increases were largely offset by the donation in the second quarter of 2012 of two bank-owned properties appraised at $1.0 million. Other noninterest expense remained relatively unchanged during the first six months of 2013 compared to the same period in 2012. Increases were primarily due to the aforementioned $0.5 million increase in our reserve for unfunded commitments, $0.5 million in expenses related to the recent launch of our new consumer credit cards, a $0.5 million increase in operational losses, and the aforementioned $0.3 million in legal settlement reserve credit adjustments recorded in the second quarter of 2012. These increases were largely offset by the aforementioned donation in the second quarter of 2012 of two bank-owned properties appraised at $1.0 million combined with a $0.7 million decrease in foreclosed real estate expense resulting mainly from gains on disposals during the current year combined with a write-down taken during the first quarter of 2012.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for Income Taxes	$16,437	$20,107	$32,408	$36,769
Effective Tax Rates	30.33%	33.04%	30.53%	30.31%

The provision for income taxes in the second quarter of 2013 was $3.7 million or 18% lower compared to the same period in 2012 primarily due to lower pretax income. The lower provision for income taxes was also favorably impacted by a
$1.1 million benefit recorded in the second quarter of 2013 for the release of reserves due to the closing of a state audit for a prior year.

The provision for income taxes for the first six months of 2013 was $4.4 million or 12% lower compared to the same period in 2012 primarily due to lower pretax income. The provision for income taxes for the first six months of 2013 was favorably impacted by the release of reserves noted above, while the provision for income taxes for the first six months of 2012 was favorably impacted by the sale of our equity interest in two cargo ship leveraged leases, which resulted in a $2.7 million credit to the provision for income taxes in the first quarter of 2012.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.8 billion as of June 30, 2013, a decrease of $119.4 million or 2% compared to December 31, 2012.

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

During the first six months of 2013, we continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  We re-invested these proceeds, in part, into corporate bonds and state and municipal bond holdings. As of June 30, 2013, our portfolio of Ginnie Mae mortgage-backed securities were primarily comprised of securities issued between 2008 and 2011. As of June 30, 2013, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of June 30, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

Gross unrealized gains in our investment securities portfolio were $89.9 million as of June 30, 2013 and $172.3 million as of December 31, 2012.  Gross unrealized losses on our temporarily impaired investment securities were $83.7 million as of June 30, 2013 and $3.8 million as of December 31, 2012.  This increase in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to an increase in interest rates in the second quarter of 2013, relative to the interest rate environment when the investment securities were purchased. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, state and municipal bond holdings, and corporate bonds.

As of June 30, 2013, included in our investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $569.9 million, representing 70% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 5% of the total fair value of our municipal debt securities.
As of June 30, 2013, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$875,702	$829,512
Commercial Mortgage	1,160,977	1,097,425
Construction	107,016	113,987
Lease Financing	257,067	274,969
Total Commercial	2,400,762	2,315,893
Consumer
Residential Mortgage	2,252,117	2,349,916
Home Equity	751,790	770,376
Automobile	233,475	209,832
Other [1]	221,008	208,504
Total Consumer	3,458,390	3,538,628
Total Loans and Leases	$5,859,152	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2013 remained relatively unchanged from December 31, 2012.

Commercial loans and leases as of June 30, 2013 increased by $84.9 million or 4% from December 31, 2012.  Commercial and industrial loans increased by $46.2 million or 6% from December 31, 2012 due to an increase in corporate demand for funding, reflective of an improving Hawaii economy. Commercial mortgage loans increased by $63.6 million or 6% from December 31, 2012 primarily due to increased demand from new and existing customers. Construction loans decreased by $7.0 million or 6% from December 31, 2012. Upon the completion of the construction phase of one borrower's development project, the balance of the loan was transferred to the commercial mortgage category in the second quarter of 2013. Lease financing decreased by $17.9 million or 7% from December 31, 2012 primarily due to continued paydowns in this portfolio.

Consumer loans and leases as of June 30, 2013 decreased by $80.2 million or 2% from December 31, 2012.  Residential mortgage loans decreased by $97.8 million or 4% from December 31, 2012 primarily due to lower loan originations, the result of higher interest rates and continued paydowns in this portfolio during the first six months of 2013. Home equity loans decreased by $18.6 million or 2% from December 31, 2012 primarily due to continued paydowns and reduced line utilization.  Automobile loans increased by $23.6 million or 11% from December 31, 2012 primarily due to increased customer demand. Other consumer loans increased by $12.5 million or 6% from December 31, 2012 primarily due to a successful installment loan campaign in the second quarter of 2013.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2013
Commercial
Commercial and Industrial	$783,095	$35,518	$55,156	$1,693	$240	$875,702
Commercial Mortgage	1,049,985	32,832	78,160	—	—	1,160,977
Construction	99,182	—	7,834	—	—	107,016
Lease Financing	32,278	193,362	8,654	—	22,773	257,067
Total Commercial	1,964,540	261,712	149,804	1,693	23,013	2,400,762
Consumer
Residential Mortgage	2,122,913	—	125,153	4,051	—	2,252,117
Home Equity	723,425	6,273	20,197	1,895	—	751,790
Automobile	173,807	2,583	53,471	3,614	—	233,475
Other [3]	155,684	—	26,262	39,056	6	221,008
Total Consumer	3,175,829	8,856	225,083	48,616	6	3,458,390
Total Loans and Leases	$5,140,369	$270,568	$374,887	$50,309	$23,019	$5,859,152

December 31, 2012
Commercial
Commercial and Industrial	$726,401	$29,571	$70,622	$2,213	$705	$829,512
Commercial Mortgage	988,165	33,240	76,020	—	—	1,097,425
Construction	109,956	—	4,031	—	—	113,987
Lease Financing	31,871	207,236	13,070	—	22,792	274,969
Total Commercial	1,856,393	270,047	163,743	2,213	23,497	2,315,893
Consumer
Residential Mortgage	2,209,882	—	135,491	4,543	—	2,349,916
Home Equity	740,939	7,784	19,682	1,971	—	770,376
Automobile	152,031	4,068	50,716	3,017	—	209,832
Other [3]	148,724	—	23,867	35,904	9	208,504
Total Consumer	3,251,576	11,852	229,756	45,435	9	3,538,628
Total Loans and Leases	$5,107,969	$281,899	$393,499	$47,648	$23,506	$5,854,521

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

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2013	December 31, 2012
Bank-Owned Life Insurance	$221,061	$218,429
Federal Home Loan Bank and Federal Reserve Bank Stock	78,164	79,152
Derivative Financial Instruments	30,319	42,610
Low-Income Housing and Other Equity Investments	45,793	48,373
Prepaid Expenses	7,565	21,820
Accounts Receivable	17,766	13,854
State Tax Deposits	6,069	6,069
Other	40,399	26,645
Total Other Assets	$447,136	$456,952

Other assets decreased by $9.8 million or 2% from December 31, 2012. This decrease was primarily due to a $16.0 million decrease in prepaid expenses as a result of the FDIC returning remaining assessments that were prepaid by us to the FDIC in 2009. Also contributing to the decrease in other assets was an $8.1 million decrease in the fair value of our interest rate swap agreements and a $7.3 million decrease in the fair value of our interest rate lock commitments. The fair value of these derivative financial instruments are impacted by interest rate movements and the volume of saleable residential mortgage loans that were in a locked position as of period end. This was partially offset by a $12.9 million increase in receivables related to the settlement of investment securities that matured, a $5.4 million increase in receivable related to the settlement of a loan that was fully paid off, and a $4.1 million increase in the fair value of our forward commitments.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2013	December 31, 2012
Consumer	$5,626,515	$5,537,624
Commercial	4,537,120	4,576,410
Public and Other	1,285,563	1,415,448
Total Deposits	$11,449,198	$11,529,482
Total deposits were $11.4 billion as of June 30, 2013, a decrease of $80.3 million or less than 1% from December 31, 2012. This decrease was primarily due to local government entities transferring funds from deposits to repurchase agreements.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2013	December 31, 2012
Money Market	$1,615,329	$1,607,738
Regular Savings	2,817,713	2,791,578
Total Savings Deposits	$4,433,042	$4,399,316

Table 13 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 13
	Three Months Ended
(dollars in thousands)	June 30, 2013	December 31, 2012
Average Time Deposits	$1,063,173	$1,423,228

Borrowings

As of June 30, 2013, borrowings were $10.0 million, a decrease of $1.3 million or 12% from December 31, 2012.  These borrowings primarily consisted of overnight funds purchased and the amounts borrowed fluctuate depending on our daily funding requirements.

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
(dollars in thousands)	June 30, 2013	December 31, 2012
Government Entities	$266,237	$158,947
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$866,237	$758,947

Securities sold under agreements to repurchase as of June 30, 2013 increased by $107.3 million or 14% from December 31, 2012.  This increase was primarily due to local government entities transferring funds from deposits to repurchase agreements. As of June 30, 2013, the weighted average maturity was 250 days for our repurchase agreements with government entities and 5.5 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.1 years.  As of June 30, 2013, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.10% and 4.31%, respectively, with all rates being fixed. All of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.

During the second quarter of 2013, we modified the terms on eight of our repurchase agreements with private institutions totaling $200.0 million. The modifications involved extending the maturity date and lowering the interest rate. The original maturity dates, ranging from 2015 to 2016, were extended to 2018 to 2020, while the weighted average interest rate was lowered from 4.73% to 3.75%. In addition, these repurchase agreements originally allowed highly rated investments such as U.S. agency mortgage-backed securities to be posted as collateral. As a condition of the modified terms, we are now required to post U.S Treasury securities as collateral.

Long-Term Debt

Long-term debt was $174.7 million as of June 30, 2013, a $46.7 million or 36% increase from December 31, 2012.  This increase was due to a $50.0 million advance that we received from the FHLB in the first quarter of 2013. The stated interest rate on the advance is 0.60% with maturity in February 2016. The advance from the FHLB was primarily for asset/liability management purposes. As of June 30, 2013, our remaining line of credit with the FHLB was $1.0 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Retail Banking	$7,055	$8,818	$13,205	$15,800
Commercial Banking	10,011	11,593	20,898	28,737
Investment Services	2,998	2,208	5,182	3,628
Total	20,064	22,619	39,285	48,165
Treasury and Other	17,699	18,128	34,458	36,392
Consolidated Total	$37,763	$40,747	$73,743	$84,557

Retail Banking

Net income decreased by $1.8 million or 20% in the second quarter of 2013 compared to the same period in 2012 primarily due to decreases in net interest income and noninterest income, partially offset by decreases in the Provision and noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances and higher margins on the segment's loan portfolio. The decrease in noninterest income was primarily due to lower mortgage banking income. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower occupancy expense related to the closure of several branches in 2012.

Net income decreased by $2.6 million or 16% for the first six months of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income, partially offset by decreases in the Provision and noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances, higher loan balances, and higher margins on the segment's loan portfolio. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower occupancy expense related to the closure of several branches in 2012.

Commercial Banking

Net income decreased by $1.6 million or 14% in the second quarter of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributed to strong loan growth. The increase in noninterest expense was primarily due to higher allocated expenses. Noninterest income increased due to higher loan fees and net gains on the sale of leased assets.

Net income decreased by $7.8 million or 27% for the first six months of 2013 compared to the same period in 2012 primarily due to an increase in the provision for income taxes and decreases in noninterest income and net interest income. Both the increase in the provision for income taxes and the decrease in noninterest income were attributable to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributed to strong loan growth.

Investment Services

Net income increased by $0.8 million or 36% in the second quarter of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income. The increase in noninterest income was primarily due to higher trust and asset management income attributed to an increase in average market value of assets under administration and an increase in investment advisory fees. The decrease in noninterest expense was primarily due to lower salaries expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio.

Net income increased by $1.6 million or 43% for the first six months of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income. The increase in noninterest income was primarily due to higher trust and asset management income attributed to an increase in average market value of assets under administration and an increase in investment advisory fees. The decrease in noninterest expense was primarily due to lower salaries, and occupancy and equipment expenses. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio.

Treasury and Other

Net income decreased by $0.4 million or 2% in the second quarter of 2013 and by $1.9 million or 5% for the first six months of 2013 compared to the same periods in 2012 primarily due to a decrease in net interest income combined with increases in noninterest expense and the Provision.  The decrease in net interest income was primarily due to lower interest income from the investment securities portfolio resulting from lower volume and associated yields. Additionally, funding income related to lending activities decreased. This was partially offset by lower deposit funding costs.  The increase in noninterest expense was primarily due to an increase in separation expense. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2013, our overall credit risk position reflects an improving Hawaii economy, with decreasing levels of higher risk loans and leases, levels of non-performing assets which appear to have stabilized, and lower credit losses. The tourism industry is leading the economic recovery in Hawaii with increases in visitor arrivals and spending. The statewide seasonally-adjusted unemployment rate continues to show signs of stabilization. The underlying risk profile of our lending portfolio continued to improve in the second quarter of 2013 as a result of these improvements in economic and credit quality trends in our portfolio.

Although asset quality has improved over the past several years, we remain vigilant in light of uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of June 30, 2013, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 16 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 16
(dollars in thousands)	June 30, 2013	December 31, 2012
Residential Land Loans	$13,708	$14,984
Home Equity Loans	13,578	19,914
Air Transportation Leases	26,436	27,782
Total	$53,722	$62,680

As of June 30, 2013, our higher risk loans and leases outstanding decreased by $9.0 million or 14% from December 31, 2012.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $13.7 million as of June 30, 2013, of which $11.8 million was related to properties on the neighbor islands. Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of June 30, 2013, there was a nominal specific Allowance associated with the remaining balance of our residential land loans. As of June 30, 2013, $1.6 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $1.3 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $13.6 million or 2% of our total home equity loans outstanding as of June 30, 2013, a decrease of $6.3 million or 32% from December 31, 2012. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of June 30, 2013, there was no specific Allowance associated with the balance of our higher risk home equity loans.  These loans had a 90 day past due delinquency ratio of 5.8% and $1.9 million in gross charge-offs were recorded during the first six months of 2013.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of June 30, 2013, our air transportation leasing portfolio was comprised of four leveraged leases on aircraft that were originated in the 1990's and prior.  As of June 30, 2013, the Allowance associated with our air transportation leases was $9.9 million. For the first six months of 2013, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 17 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 17
(dollars in thousands)	June 30, 2013	December 31, 2012
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$4,909	$5,534
Commercial Mortgage	2,772	3,030
Construction	—	833
Lease Financing	16	—
Total Commercial	7,697	9,397
Consumer
Residential Mortgage	22,876	21,725
Home Equity	2,602	2,074
Total Consumer	25,478	23,799
Total Non-Accrual Loans and Leases	33,175	33,196
Foreclosed Real Estate	3,256	3,887
Total Non-Performing Assets	$36,431	$37,083

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$27
Total Commercial	—	27
Consumer
Residential Mortgage	6,876	6,908
Home Equity	2,768	2,701
Automobile	95	186
Other [1]	855	587
Total Consumer	10,594	10,382
Total Accruing Loans and Leases Past Due 90 Days or More	$10,594	$10,409
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$39,154	$31,844
Total Loans and Leases	$5,859,152	$5,854,521

Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.57%	0.57%

Ratio of Non-Performing Assets to Total Loans and Leases, and Foreclosed Real Estate	0.62%	0.63%

Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, and Commercial Foreclosed Real Estate	0.37%	0.45%

Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.80%	0.75%

Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, and Foreclosed Real Estate	0.80%	0.81%

Changes in Non-Performing Assets
Balance as of December 31, 2012	$37,083
Additions	9,951
Reductions
Payments	(3,936)
Return to Accrual Status	(3,110)
Sales of Foreclosed Real Estate	(3,167)
Charge-offs/Write-downs	(390)
Total Reductions	(10,603)
Balance as of June 30, 2013	$36,431

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $36.4 million as of June 30, 2013, a decrease of $0.7 million or 2% from December 31, 2012.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.62% as of June 30, 2013 and 0.63% as of December 31, 2012.

Commercial and industrial non-accrual loans decreased by $0.6 million or 11% from December 31, 2012 due to paydowns.  As of June 30, 2013, three commercial borrowers comprised over 99% of the non-accrual balance in this category.  We individually evaluated each of these loans for impairment and have previously recorded partial charge-offs of $5.3 million on two of these loans.

Commercial mortgage non-accrual loans decreased by $0.3 million or 9% from December 31, 2012 due to paydowns.  We have individually evaluated all five of these loans for impairment and have previously recorded a partial charge-off of $0.5 million on one of these loans.

There was one construction non-accrual loan as of December 31, 2012. This loan was sold in the first three months of 2013 and a prior partial charge-off of $0.3 million was fully recovered.

Residential mortgage non-accrual loans increased by $1.2 million or 5% from December 31, 2012 primarily due to $6.5 million in additions of which 31% were Oahu owner-occupant properties.  This increase was partially offset by $3.9 million in paydowns.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of June 30, 2013, our residential mortgage non-accrual loans were comprised of 59 loans with a weighted average current LTV ratio of 74%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.6 million or 16% from December 31, 2012.  During the first six months of 2013, 11 residential properties were sold and eight residential properties were transferred to foreclosed real estate. As of June 30, 2013, foreclosed real estate is comprised of one commercial property and five residential properties, four in Hawaii and one in Guam.

Included in NPAs are loans that we consider impaired.  Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), and all loans modified in a TDR.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $56.8 million as of June 30, 2013 and $50.6 million as of December 31, 2012, and had a related Allowance of $4.1 million as of June 30, 2013 and $3.7 million as of December 31, 2012.  As of June 30, 2013, we have recorded charge-offs of $12.0 million related to our impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $10.6 million as of June 30, 2013, a $0.2 million or 2% increase from December 31, 2012.  The increase was primarily in our other consumer portfolio.

Table 18 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 18
(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$7,305	$4,319
Commercial Mortgage	6,642	1,032
Construction	—	833
Total Commercial	13,947	6,184
Consumer
Residential Mortgage	31,327	29,036
Automobile	5,151	5,641
Other [1]	278	282
Total Consumer	36,756	34,959
Total	$50,703	$41,143

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $9.6 million or 23% from December 31, 2012. Commercial TDRs increased primarily due to modifications of performing Classified loans that were completed in conjunction with the renewals of these facilities. These additional Commercial TDRs all remain on accrual status as scheduled payments continue to be received.  The majority of our TDRs are residential mortgage loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.

Reserve for Credit Losses

Table 19 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 19
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$132,297	$141,025	$134,276	$144,025
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(266)	(1,078)	(648)	(2,509)
Construction	—	—	—	(330)
Consumer
Residential Mortgage	(188)	(1,369)	(1,423)	(2,949)
Home Equity	(2,016)	(1,657)	(3,393)	(4,098)
Automobile	(429)	(438)	(1,004)	(964)
Other [1]	(1,805)	(1,394)	(3,535)	(2,845)
Total Loans and Leases Charged-Off	(4,704)	(5,936)	(10,003)	(13,695)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	437	524	875	2,457
Commercial Mortgage	14	10	24	34
Construction	8	—	346	—
Lease Financing	11	11	22	83
Consumer
Residential Mortgage	634	376	1,422	1,042
Home Equity	335	165	1,083	735
Automobile	456	482	917	1,020
Other [1]	506	577	1,032	1,182
Total Recoveries on Loans and Leases Previously Charged-Off	2,401	2,145	5,721	6,553
Net Loans and Leases Charged-Off	(2,303)	(3,791)	(4,282)	(7,142)
Provision for Credit Losses	—	628	—	979
Provision for Unfunded Commitments	500	—	500	—
Balance at End of Period [2]	$130,494	$137,862	$130,494	$137,862

Components
Allowance for Loan and Lease Losses	$124,575	$132,443	$124,575	$132,443
Reserve for Unfunded Commitments	5,919	5,419	5,919	5,419
Total Reserve for Credit Losses	$130,494	$137,862	$130,494	$137,862

Average Loans and Leases Outstanding	$5,781,898	$5,641,588	$5,792,641	$5,602,473

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.16%	0.27%	0.15%	0.26%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.13%	2.34%	2.13%	2.34%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.
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

Allowance for Loan and Lease Losses

As of June 30, 2013, the Allowance was $124.6 million or 2.13% of total loans and leases outstanding, compared with an Allowance of $128.9 million or 2.20% of total loans and leases outstanding as of December 31, 2012.  The decrease in the Allowance was commensurate with improvements in credit quality and a generally improving economy in Hawaii.  With continued improvement in the Hawaii economy and in our credit quality, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net charge-offs of loans and leases were $2.3 million or 0.16% of total average loans and leases, on an annualized basis, in the second quarter of 2013 compared to $3.8 million or 0.27% of total average loans and leases, on an annualized basis, in the second quarter of 2012.  Net charge-offs of loans and leases were $4.3 million or 0.15% of total average loans and leases, on an annualized basis, in the first six months of 2013 compared to $7.1 million or 0.26% of total average loans and leases, on an annualized basis, in the first six months of 2012. All of our commercial portfolios were in net recovery positions for the first six months of 2013.  Net recoveries in our commercial portfolios were $0.6 million for the first six months of 2013 compared to net charge-offs of $0.3 million for the same period in 2012. Net charge-offs in our consumer portfolios were $4.9 million for the first six months of 2013 compared to $6.9 million for the same period in 2012. The decrease was primarily reflected in our consumer real estate portfolios. Current year net charge-offs were primarily in our other consumer and home equity portfolios.  The risk profile of our consumer loan portfolios continue to be negatively impacted by lower neighbor island residential real estate prices.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2013, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of June 30, 2013, an increase of $0.5 million or 9% from December 31, 2012. The increase in the Unfunded Reserve was primarily due to growth in commercial commitments to lend. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

Interest Rate Risk

The objective of our interest rate risk management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates.  This interest rate risk arises primarily from our core business activities of extending loans and accepting deposits. Our investment securities portfolio is also subject to significant interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to June 30, 2013 and December 31, 2012, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  With the recent rise in interest rates and changes to our balance sheet mix, our net interest income simulations indicated that the base case scenario as of June 30, 2013 was approximately 2.7% higher compared to December 31, 2012.  As a result, our net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2013 was slightly less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2012.  Also contributing to the slightly reduced sensitivity profile as of June 30, 2013 was the diversification of our investment securities portfolio into securities which were less rate-sensitive, such as municipal bonds and corporate bonds, and the reduction of our positions in mortgage-related assets in order to reduce extension risk in rising interest rate environments.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile				Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2013		December 31, 2012
Gradual Change in Interest Rates (basis points)
+200	$5,232	1.4%	$9,396	2.6%
+100	2,945	0.8%	4,893	1.4%
-100	(5,463)	-1.5%	(8,387)	-2.4%

Immediate Change in Interest Rates (basis points)
+200	$15,524	4.3%	$26,050	7.3%
+100	9,426	2.6%	14,449	4.1%
-100	(18,413)	-5.1%	(25,931)	-7.3%

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions.  Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk.  These transactions are primarily executed on behalf of customers.  Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities.  Also, our share-based compensation expense is dependent on the fair value of our stock options and restricted stock at the date of grant.  The fair value of both stock options and restricted stock is impacted by the market price of the Parent’s common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash and noninterest-bearing deposits and funds sold.  The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities.  Short-term liquidity is further enhanced by our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Short-term liquidity is also generated from securities sold under agreements to repurchase and funds purchased. Deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt.

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of June 30, 2013, investment securities with a carrying value of $239.0 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2013, we could have borrowed an additional $1.0 billion from the FHLB and an additional $679.3 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first six months of 2013.  As of June 30, 2013, cash and cash equivalents were $470.9 million, the carrying value of our available-for-sale investment securities were $2.8 billion, and total deposits were $11.4 billion.  As of June 30, 2013, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, state and municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of June 30, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2013, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 21 below.  There have been no conditions or events since June 30, 2013 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2013, shareholders' equity was $986.4 million, a decrease of $35.3 million or 3% from December 31, 2012. For the first six months of 2013, other comprehensive loss of $55.9 million, cash dividends paid of $40.4 million, and common stock repurchased of $24.0 million were partially offset by earnings of $73.7 million, common stock issuances of $8.5 million, and shared-based compensation of $2.7 million. Other comprehensive loss of $55.9 million for the first six months of 2013 was primarily due to a $47.3 million after-tax decrease in the fair value of our available-for-sale investment securities. Should market interest rates continue to increase during the remainder of 2013, we may experience further reductions in the fair value of our available-for-sale investment securities, which may result in lower levels of capital. During the second quarter of 2013, we also reclassified at fair value approximately $255.0 million in available-for-sale investment securities to the held-to-maturity category. The related unrealized after-tax losses at the date of transfer of approximately $5.1 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the securities as an adjustment of yield. For the first six months of 2013, included in the amount of common stock repurchased were 441,649 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $48.98 and a total cost of $21.6 million. From the beginning of our share repurchase program in July 2001 through June 30, 2013, we repurchased a total of 50.7 million shares of common stock and returned a total of $1.8 billion to our shareholders at an average cost of $36.44 per share. As of June 30, 2013, remaining buyback authority under our share repurchase program was $47.9 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From July 1, 2013 through July 16, 2013, the Parent repurchased an additional 55,000 shares of common stock at an average cost of $53.25 per share for a total of $2.9 million.  Remaining buyback authority under our share repurchase program was $45.0 million as of July 16, 2013.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2013, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 16, 2013 to shareholders of record at the close of business on August 30, 2013.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing” section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 21 presents our regulatory capital and ratios as of June 30, 2013 and December 31, 2012.

	Regulatory Capital and Ratios		Table 21
	(dollars in thousands)	June 30, 2013	December 31, 2012
	Regulatory Capital
	Shareholders’ Equity	$986,368	$1,021,665
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	1,344	1,442
	Net Unrealized Gains on Investment Securities	3,564	59,777
	Other	2,564	2,326
	Tier 1 Capital	947,379	926,603
	Allowable Reserve for Credit Losses	76,917	72,580
	Total Regulatory Capital	$1,024,296	$999,183

	Risk-Weighted Assets	$6,099,770	$5,744,722

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	15.53%	16.13%
	Total Capital Ratio	16.79	17.39
	Tier 1 Leverage Ratio	6.95	6.83

Regulatory Initiatives Related to Liquidity, Capital, and Stress Testing

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish self-administered annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks with total consolidated assets of more than $10.0 billion, but delayed the effective date until October 2013.  The final stress testing rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure. We will be required to submit results from our self-administered annual stress tests by March 31, 2014.

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

Our Operating Risk Committee (the “ORC”) provides oversight and assesses the most significant operational risks facing the Company.  We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units. Our internal audit department also validates the system of internal controls through ongoing risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit and Risk Committee of the Board of Directors.

We continuously strive to strengthen our system of internal controls to improve the oversight of operational risk.  While we believe that internal controls have been designed to minimize operational risks, there is no assurance that business disruption or operational losses will not occur.  On an ongoing basis, management reassesses operational risks, implements appropriate process changes, and invests in enhancements to our systems of internal controls.

European Debt Crisis

In recent years, certain European countries have experienced severe credit deterioration. We continue to monitor the debt crisis in Europe and the potential direct and indirect impact it may have on us. As of June 30, 2013, we had no direct exposure to sovereign European governments and our non-sovereign European exposures posed a low risk of loss to the Company. However, the U.S. and Hawaii economies and our customers may be adversely affected by future developments arising from the debt crisis in Europe, and, if our customers are, or the Hawaii economy is, so affected, it may have a negative effect on our business, financial condition, and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2013 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2013	82,886	$48.01	70,000	$59,511,215
May 1 - 31, 2013	85,647	49.58	84,500	55,321,337
June 1 - 30, 2013	150,149	49.52	150,149	47,886,341
Total	318,682	$49.14	304,649

[1]
During the second quarter of 2013, 14,033 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of June 30, 2013, $47.9 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 22, 2013		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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