Form 10-Q
period 2013-09-30
BANK OF HAWAII CORP
filed 2013-10-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

As of October 22, 2013, there were 44,522,350 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest Income
Interest and Fees on Loans and Leases	$63,918	$64,668	$189,467	$193,269
Income on Investment Securities
Available-for-Sale	12,038	15,922	42,962	50,623
Held-to-Maturity	24,137	23,232	63,180	74,699
Deposits	3	3	7	6
Funds Sold	177	105	310	353
Other	301	283	870	844
Total Interest Income	100,574	104,213	296,796	319,794
Interest Expense
Deposits	2,500	2,931	7,725	9,623
Securities Sold Under Agreements to Repurchase	6,551	7,185	20,307	21,739
Funds Purchased	4	7	36	17
Long-Term Debt	632	458	1,941	1,454
Total Interest Expense	9,687	10,581	30,009	32,833
Net Interest Income	90,887	93,632	266,787	286,961
Provision for Credit Losses	—	—	—	979
Net Interest Income After Provision for Credit Losses	90,887	93,632	266,787	285,982
Noninterest Income
Trust and Asset Management	11,717	11,050	35,692	33,163
Mortgage Banking	4,132	11,745	16,363	24,376
Service Charges on Deposit Accounts	9,385	9,346	27,798	28,162
Fees, Exchange, and Other Service Charges	12,732	11,907	37,799	36,632
Investment Securities Gains (Losses), Net	—	13	—	(77)
Insurance	2,177	2,326	6,895	7,003
Bank-Owned Life Insurance	1,365	2,028	3,997	5,248
Other	3,618	3,959	12,401	12,797
Total Noninterest Income	45,126	52,374	140,945	147,304
Noninterest Expense
Salaries and Benefits	46,552	47,231	140,568	138,292
Net Occupancy	9,847	10,524	29,143	31,098
Net Equipment	4,572	4,523	13,529	15,018
Data Processing	3,697	3,397	10,013	10,144
Professional Fees	2,119	2,494	6,736	7,012
FDIC Insurance	1,913	1,822	5,811	5,981
Other	14,277	14,887	42,745	43,287
Total Noninterest Expense	82,977	84,878	248,545	250,832
Income Before Provision for Income Taxes	53,036	61,128	159,187	182,454
Provision for Income Taxes	15,332	19,896	47,740	56,665
Net Income	$37,704	$41,232	$111,447	$125,789
Basic Earnings Per Share	$0.85	$0.92	$2.51	$2.78
Diluted Earnings Per Share	$0.85	$0.92	$2.50	$2.77
Dividends Declared Per Share	$0.45	$0.45	$1.35	$1.35
Basic Weighted Average Shares	44,267,356	44,913,348	44,433,967	45,280,541
Diluted Weighted Average Shares	44,479,472	45,050,638	44,588,777	45,421,624

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2013	2012	2013	2012
Net Income	$37,704	$41,232	$111,447	$125,789
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(6,986)	9,770	(63,199)	6,703
Defined Benefit Plans	202	152	481	458
Total Other Comprehensive Income (Loss)	(6,784)	9,922	(62,718)	7,161
Comprehensive Income	$30,920	$51,154	$48,729	$132,950

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2013	December 31, 2012
Assets
Interest-Bearing Deposits	$3,048	$3,393
Funds Sold	254,940	185,682
Investment Securities
Available-for-Sale	2,277,136	3,367,557
Held to Maturity (Fair Value of $4,621,491 and $3,687,676)	4,633,399	3,595,065
Loans Held for Sale	18,795	21,374
Loans and Leases	6,006,642	5,854,521
Allowance for Loan and Lease Losses	(123,680)	(128,857)
Net Loans and Leases	5,882,962	5,725,664
Total Earning Assets	13,070,280	12,898,735
Cash and Noninterest-Bearing Deposits	131,228	163,786
Premises and Equipment	105,181	105,005
Accrued Interest Receivable	46,047	43,077
Foreclosed Real Estate	3,036	3,887
Mortgage Servicing Rights	28,015	25,240
Goodwill	31,517	31,517
Other Assets	433,567	457,125
Total Assets	$13,848,871	$13,728,372

Liabilities
Deposits
Noninterest-Bearing Demand	$3,524,638	$3,367,185
Interest-Bearing Demand	2,320,452	2,163,473
Savings	4,503,963	4,399,316
Time	1,259,081	1,599,508
Total Deposits	11,608,134	11,529,482
Funds Purchased	9,983	11,296
Securities Sold Under Agreements to Repurchase	847,239	758,947
Long-Term Debt	174,717	128,055
Retirement Benefits Payable	47,338	47,658
Accrued Interest Payable	6,040	4,776
Taxes Payable and Deferred Taxes	40,364	88,014
Other Liabilities	122,370	138,479
Total Liabilities	12,856,185	12,706,707
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2013 - 57,487,855 / 44,539,247 and December 31, 2012 - 57,319,352 / 44,754,835)	572	571
Capital Surplus	520,510	515,619
Accumulated Other Comprehensive Income (Loss)	(33,510)	29,208
Retained Earnings	1,132,996	1,084,477
Treasury Stock, at Cost (Shares: September 30, 2013 - 12,948,608 and December 31, 2012 - 12,564,517)	(627,882)	(608,210)
Total Shareholders’ Equity	992,686	1,021,665
Total Liabilities and Shareholders’ Equity	$13,848,871	$13,728,372
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	111,447	—	111,447
Other Comprehensive Loss	—	—	—	(62,718)	—	—	(62,718)
Share-Based Compensation	—	—	4,226	—	—	—	4,226
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	444,951	1	665	—	(2,458)	13,521	11,729
Common Stock Repurchased	(660,539)	—	—	—	—	(33,193)	(33,193)
Cash Dividends Paid ($1.35 per share)	—	—	—	—	(60,470)	—	(60,470)
Balance as of September 30, 2013	44,539,247	$572	$520,510	$(33,510)	$1,132,996	$(627,882)	$992,686

Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	—	—	—	—	125,789	—	125,789
Other Comprehensive Income	—	—	—	7,161	—	—	7,161
Share-Based Compensation	—	—	5,687	—	—	—	5,687
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	471,104	—	513	—	(3,023)	13,472	10,962
Common Stock Repurchased	(1,413,407)	—	—	—	—	(66,245)	(66,245)
Cash Dividends Paid ($1.35 per share)	—	—	—	—	(61,459)	—	(61,459)
Balance as of September 30, 2012	45,004,813	$571	$513,758	$42,424	$1,065,245	$(597,436)	$1,024,562
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012
Operating Activities
Net Income	$111,447	$125,789
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	979
Depreciation and Amortization	9,068	10,339
Amortization of Deferred Loan and Lease Fees	(2,756)	(2,493)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	45,609	42,633
Share-Based Compensation	4,226	5,687
Benefit Plan Contributions	(949)	(5,888)
Deferred Income Taxes	(8,762)	(16,793)
Net Gains on Sales of Loans and Leases	(17,604)	(11,645)
Net Losses on Investment Securities	—	77
Proceeds from Sales of Loans Held for Sale	594,735	369,481
Originations of Loans Held for Sale	(577,055)	(367,965)
Tax Benefits from Share-Based Compensation	(592)	(712)
Net Change in Other Assets and Other Liabilities	11,700	(24,094)
Net Cash Provided by Operating Activities	169,067	125,395

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	794,899	737,377
Proceeds from Sales	—	44,844
Purchases	(403,373)	(452,430)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	804,440	689,246
Purchases	(1,293,784)	(540,472)
Net Change in Loans and Leases	(159,403)	(253,521)
Premises and Equipment, Net	(9,244)	(13,933)
Net Cash Provided by (Used in) Investing Activities	(266,465)	211,111

Financing Activities
Net Change in Deposits	78,652	627,924
Net Change in Short-Term Borrowings	86,979	(1,107,767)
Proceeds from Long-Term Debt	50,000	—
Tax Benefits from Share-Based Compensation	592	712
Proceeds from Issuance of Common Stock	11,193	10,356
Repurchase of Common Stock	(33,193)	(66,245)
Cash Dividends Paid	(60,470)	(61,459)
Net Cash Provided by (Used in) Financing Activities	133,753	(596,479)

Net Change in Cash and Cash Equivalents	36,355	(259,973)
Cash and Cash Equivalents at Beginning of Period	352,861	669,909
Cash and Cash Equivalents at End of Period	$389,216	$409,936
Supplemental Information
Cash Paid for Interest	$28,163	$31,483
Cash Paid for Income Taxes	54,644	58,625
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	579,888	—
Transfer from Loans to Foreclosed Real Estate	3,829	3,230

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

Future Application of Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$449,001	$7,011	$(191)	$455,821
Debt Securities Issued by States and Political Subdivisions	589,108	9,469	(11,338)	587,239
Debt Securities Issued by Corporations	280,305	1,347	(6,396)	275,256
Mortgage-Backed Securities:
Residential - Government Agencies	702,921	15,571	(1,018)	717,474
Residential - U.S. Government-Sponsored Enterprises	23,829	1,434	—	25,263
Commercial - Government Agencies	224,711	—	(8,628)	216,083
Total Mortgage-Backed Securities	951,461	17,005	(9,646)	958,820
Total	$2,269,875	$34,832	$(27,571)	$2,277,136
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$414,558	$4,082	$(1,947)	$416,693
Debt Securities Issued by States and Political Subdivisions	253,893	2,556	(22)	256,427
Debt Securities Issued by Corporations	194,094	177	(3,731)	190,540
Mortgage-Backed Securities:
Residential - Government Agencies	3,422,851	41,365	(53,289)	3,410,927
Residential - U.S. Government-Sponsored Enterprises	23,375	1,450	—	24,825
Commercial - Government Agencies	324,628	239	(2,788)	322,079
Total Mortgage-Backed Securities	3,770,854	43,054	(56,077)	3,757,831
Total	$4,633,399	$49,869	$(61,777)	$4,621,491

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$855,070	$14,936	$(17)	$869,989
Debt Securities Issued by States and Political Subdivisions	753,207	30,159	(955)	782,411
Debt Securities Issued by Corporations	82,450	1,984	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	1,041,669	27,283	(292)	1,068,660
Residential - U.S. Government-Sponsored Enterprises	35,234	2,064	—	37,298
Commercial - Government Agencies	524,055	1,907	(1,197)	524,765
Total Mortgage-Backed Securities	1,600,958	31,254	(1,489)	1,630,723
Total	$3,291,685	$78,333	$(2,461)	$3,367,557
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,168	$5,198	$—	$195,366
Debt Securities Issued by Corporations	24,000	4	—	24,004
Mortgage-Backed Securities:
Residential - Government Agencies	3,349,403	86,673	(1,366)	3,434,710
Residential - U.S. Government-Sponsored Enterprises	31,494	2,102	—	33,596
Total Mortgage-Backed Securities	3,380,897	88,775	(1,366)	3,468,306
Total	$3,595,065	$93,977	$(1,366)	$3,687,676

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2013.  Mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$74,862	$75,212
Due After One Year Through Five Years	254,924	259,762
Due After Five Years Through Ten Years	644,469	635,390
Due After Ten Years	344,159	347,952
	1,318,414	1,318,316
Mortgage-Backed Securities:
Residential - Government Agencies	702,921	717,474
Residential - U.S. Government-Sponsored Enterprises	23,829	25,263
Commercial - Government Agencies	224,711	216,083
Total Mortgage-Backed Securities	951,461	958,820
Total	$2,269,875	$2,277,136

Held-to-Maturity:
Due in One Year or Less	$80,251	$80,591
Due After One Year Through Five Years	334,307	336,102
Due After Five Years Through Ten Years	99,806	100,778
Due After Ten Years	348,181	346,189
	862,545	863,660
Mortgage-Backed Securities:
Residential - Government Agencies	3,422,851	3,410,927
Residential - U.S. Government-Sponsored Enterprises	23,375	24,825
Commercial - Government Agencies	324,628	322,079
Total Mortgage-Backed Securities	3,770,854	3,757,831
Total	$4,633,399	$4,621,491

Investment securities with carrying values of $2.6 billion and $2.9 billion as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

There were no sales of investment securities for the three and nine months ended September 30, 2013. Gross realized gains were less than $0.1 million and there were no gross realized losses on the sales of investment securities for the three months ended September 30, 2012. Gross realized gains on the sales of investment securities were $0.3 million and gross realized losses on the sales of investment securities were $0.3 million for the nine months ended September 30, 2012.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$18,693	$(181)	$2,149	$(10)	$20,842	$(191)
Debt Securities Issued by States and Political Subdivisions	340,491	(11,337)	114	(1)	340,605	(11,338)
Debt Securities Issued by Corporations	201,817	(6,396)	—	—	201,817	(6,396)
Mortgage-Backed Securities:
Residential - Government Agencies	54,834	(382)	9,417	(636)	64,251	(1,018)
Commercial - Government Agencies	216,083	(8,628)	—	—	216,083	(8,628)
Total Mortgage-Backed Securities	270,917	(9,010)	9,417	(636)	280,334	(9,646)
Total	$831,918	$(26,924)	$11,680	$(647)	$843,598	$(27,571)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$183,850	$(1,947)	$—	$—	$183,850	$(1,947)
Debt Securities Issued by States and Political Subdivisions	8,105	(22)	—	—	8,105	(22)
Debt Securities Issued by Corporations	151,775	(3,731)	—	—	151,775	(3,731)
Mortgage-Backed Securities:
Residential - Government Agencies	1,577,637	(53,289)	—	—	1,577,637	(53,289)
Commercial - Government Agencies	239,960	(2,498)	19,891	(290)	259,851	(2,788)
Total Mortgage-Backed Securities	1,817,597	(55,787)	19,891	(290)	1,837,488	(56,077)
Total	$2,161,327	$(61,487)	$19,891	$(290)	$2,181,218	$(61,777)

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,295	$(14)	$564	$(3)	$2,859	$(17)
Debt Securities Issued by States and Political Subdivisions	72,400	(955)	—	—	72,400	(955)
Mortgage-Backed Securities:
Residential - Government Agencies	7,325	(57)	22,389	(235)	29,714	(292)
Commercial - Government Agencies	261,883	(1,197)	—	—	261,883	(1,197)
Total Mortgage-Backed Securities	269,208	(1,254)	22,389	(235)	291,597	(1,489)
Total	$343,903	$(2,223)	$22,953	$(238)	$366,856	$(2,461)
Held-to-Maturity:
Mortgage-Backed Securities:
Residential - Government Agencies	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)
Total	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2013, which was comprised of 243 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2013 and December 31, 2012, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2013, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $567.5 million, representing 67% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 5% of the total fair value of the Company's municipal debt securities.
As of September 30, 2013, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Federal Home Loan Bank Stock	$58,564	$60,200
Federal Reserve Bank Stock	19,055	18,952
Total	$77,619	$79,152

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

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$895,040	$829,512
Commercial Mortgage	1,203,670	1,097,425
Construction	124,230	113,987
Lease Financing	255,550	274,969
Total Commercial	2,478,490	2,315,893
Consumer
Residential Mortgage	2,282,305	2,349,916
Home Equity	765,841	770,376
Automobile	246,704	209,832
Other [1]	233,302	208,504
Total Consumer	3,528,152	3,538,628
Total Loans and Leases	$6,006,642	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $3.0 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively, and $15.4 million and $8.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2013 and 2012.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2013 and 2012.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$70,197	$54,378	$124,575
Loans and Leases Charged-Off	(623)	(4,051)	(4,674)
Recoveries on Loans and Leases Previously Charged-Off	1,039	2,740	3,779
Net Loans and Leases Charged-Off	416	(1,311)	(895)
Provision for Credit Losses	4,393	(4,393)	—
Balance at End of Period	$75,006	$48,674	$123,680
Nine Months Ended September 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(1,271)	(13,406)	(14,677)
Recoveries on Loans and Leases Previously Charged-Off	2,306	7,194	9,500
Net Loans and Leases Charged-Off	1,035	(6,212)	(5,177)
Provision for Credit Losses	1,267	(1,267)	—
Balance at End of Period	$75,006	$48,674	$123,680
As of September 30, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,029	$3,472	$11,501
Collectively Evaluated for Impairment	66,977	45,202	112,179
Total	$75,006	$48,674	$123,680
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$35,149	$36,557	$71,706
Collectively Evaluated for Impairment	2,443,341	3,491,595	5,934,936
Total	$2,478,490	$3,528,152	$6,006,642

Three Months Ended September 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$78,012	$54,431	$132,443
Loans and Leases Charged-Off	(519)	(4,515)	(5,034)
Recoveries on Loans and Leases Previously Charged-Off	678	2,884	3,562
Net Loans and Leases Charged-Off	159	(1,631)	(1,472)
Provision for Credit Losses	1,647	(1,647)	—
Balance at End of Period	$79,818	$51,153	$130,971
Nine Months Ended September 30, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(3,358)	(15,371)	(18,729)
Recoveries on Loans and Leases Previously Charged-Off	3,252	6,863	10,115
Net Loans and Leases Charged-Off	(106)	(8,508)	(8,614)
Provision for Credit Losses	(638)	1,617	979
Balance at End of Period	$79,818	$51,153	$130,971
As of September 30, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$39	$3,244	$3,283
Collectively Evaluated for Impairment	79,779	47,909	127,688
Total	$79,818	$51,153	$130,971
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,119	$34,889	$48,008
Collectively Evaluated for Impairment	2,214,204	3,520,092	5,734,296
Total	$2,227,323	$3,554,981	$5,782,304

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$843,056	$1,139,051	$121,226	$254,766	$2,358,099
Special Mention	5,076	19,355	—	34	24,465
Classified	46,908	45,264	3,004	750	95,926
Total	$895,040	$1,203,670	$124,230	$255,550	$2,478,490

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,258,983	$761,179	$246,511	$232,470	$3,499,143
Classified	23,322	4,662	193	832	29,009
Total	$2,282,305	$765,841	$246,704	$233,302	$3,528,152
Total Recorded Investment in Loans and Leases					$6,006,642

	December 31, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$779,654	$1,018,128	$96,058	$247,401	$2,141,241
Special Mention	22,759	23,848	15,839	26,540	88,986
Classified	27,099	55,449	2,090	1,028	85,666
Total	$829,512	$1,097,425	$113,987	$274,969	$2,315,893

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,326,216	$766,912	$209,646	$207,917	$3,510,691
Classified	23,700	3,464	186	587	27,937
Total	$2,349,916	$770,376	$209,832	$208,504	$3,538,628
Total Recorded Investment in Loans and Leases					$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2013
Commercial
Commercial and Industrial	$779	$11,111	$8	$5,295	$17,193	$877,847	$895,040	$3,696
Commercial Mortgage	573	—	—	2,355	2,928	1,200,742	1,203,670	783
Construction	—	—	—	—	—	124,230	124,230	—
Lease Financing	—	—	—	—	—	255,550	255,550	—
Total Commercial	1,352	11,111	8	7,650	20,121	2,458,369	2,478,490	4,479
Consumer
Residential Mortgage	7,014	2,508	7,460	20,637	37,619	2,244,686	2,282,305	5,611
Home Equity	3,546	4,518	2,896	2,509	13,469	752,372	765,841	657
Automobile	3,811	614	193	—	4,618	242,086	246,704	—
Other [1]	2,861	1,273	841	—	4,975	228,327	233,302	—
Total Consumer	17,232	8,913	11,390	23,146	60,681	3,467,471	3,528,152	6,268
Total	$18,584	$20,024	$11,398	$30,796	$80,802	$5,925,840	$6,006,642	$10,747

As of December 31, 2012
Commercial
Commercial and Industrial	$806	$10,382	$27	$5,534	$16,749	$812,763	$829,512	$4,963
Commercial Mortgage	188	542	—	3,030	3,760	1,093,665	1,097,425	1,810
Construction	—	—	—	833	833	113,154	113,987	833
Lease Financing	—	—	—	—	—	274,969	274,969	—
Total Commercial	994	10,924	27	9,397	21,342	2,294,551	2,315,893	7,606
Consumer
Residential Mortgage	6,891	5,433	6,908	21,725	40,957	2,308,959	2,349,916	4,941
Home Equity	6,768	3,267	2,701	2,074	14,810	755,566	770,376	191
Automobile	3,758	586	186	—	4,530	205,302	209,832	—
Other [1]	2,144	1,093	587	—	3,824	204,680	208,504	—
Total Consumer	19,561	10,379	10,382	23,799	64,121	3,474,507	3,538,628	5,132
Total	$20,555	$21,303	$10,409	$33,196	$85,463	$5,769,058	$5,854,521	$12,738

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,425	$15,675	$—
Commercial Mortgage	7,832	7,832	—
Construction	1,064	1,064	—
Total Commercial	19,321	24,571	—
Total Impaired Loans with No Related Allowance Recorded	$19,321	$24,571	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$15,828	$15,828	$8,029
Total Commercial	15,828	15,828	8,029
Consumer
Residential Mortgage	31,452	37,159	3,386
Automobile	4,878	4,878	72
Other [1]	227	227	14
Total Consumer	36,557	42,264	3,472
Total Impaired Loans with an Allowance Recorded	$52,385	$58,092	$11,501

Impaired Loans:
Commercial	$35,149	$40,399	$8,029
Consumer	36,557	42,264	3,472
Total Impaired Loans	$71,706	$82,663	$11,501

December 31, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,464	$12,714	$—
Commercial Mortgage	2,971	3,471	—
Construction	833	1,163	—
Total Commercial	11,268	17,348	—
Total Impaired Loans with No Related Allowance Recorded	$11,268	$17,348	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,772	$1,772	$148
Commercial Mortgage	58	58	13
Total Commercial	1,830	1,830	161
Consumer
Residential Mortgage	31,577	38,219	3,492
Automobile	5,641	5,641	58
Other [1]	282	282	14
Total Consumer	37,500	44,142	3,564
Total Impaired Loans with an Allowance Recorded	$39,330	$45,972	$3,725

Impaired Loans:
Commercial	$13,098	$19,178	$161
Consumer	37,500	44,142	3,564
Total Impaired Loans	$50,598	$63,320	$3,725

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,796	$53	$8,765	$—
Commercial Mortgage	8,075	54	2,996	—
Construction	532	11	1,068	—
Total Commercial	18,403	118	12,829	—
Total Impaired Loans with No Related Allowance Recorded	$18,403	$118	$12,829	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,178	$28	$797	$26
Commercial Mortgage	24	—	—	4
Total Commercial	9,202	28	797	30
Consumer
Residential Mortgage	31,390	234	27,826	97
Automobile	5,015	117	5,675	140
Other [1]	252	3	287	4
Total Consumer	36,657	354	33,788	241
Total Impaired Loans with an Allowance Recorded	$45,859	$382	$34,585	$271

Impaired Loans:
Commercial	$27,605	$146	$13,626	$30
Consumer	36,657	354	33,788	241
Total Impaired Loans	$64,262	$500	$47,414	$271

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,506	$53	$8,215	$—
Commercial Mortgage	5,743	54	2,561	—
Construction	474	11	904	—
Total Commercial	14,723	118	11,680	—
Total Impaired Loans with No Related Allowance Recorded	$14,723	$118	$11,680	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,593	$150	$1,748	$90
Commercial Mortgage	40	51	146	12
Construction	—	—	520	—
Total Commercial	5,633	201	2,414	102
Consumer
Residential Mortgage	31,314	554	26,244	254
Home Equity	—	—	5	—
Automobile	5,241	375	5,854	443
Other [1]	266	9	404	14
Total Consumer	36,821	938	32,507	711
Total Impaired Loans with an Allowance Recorded	$42,454	$1,139	$34,921	$813

Impaired Loans:
Commercial	$20,356	$319	$14,094	$102
Consumer	36,821	938	32,507	711
Total Impaired Loans	$57,177	$1,257	$46,601	$813

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2013 and 2012, the amount of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $51.5 million and $41.1 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, there were $0.9 million of available commitments under revolving credit lines that have been modified as TDRs.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Prior to November 2012, residential mortgage loans modified in a TDR were primarily comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment was applied to principal. After the lowered monthly payment period ended, the borrower reverted back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Effective November 2012, the Company revised its modification program to resemble the Federal Government's Home Affordable Modification Payment (“HAMP”) Tier 2 program. Under this modification program, the concessions generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Prior to September 2012, land loans modified in a TDR typically involved extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. In September 2012, the land loan modification program was changed to offer an extension to term-out and fully amortize the loan over a period of up to 360 months. Home equity modifications are made infrequently and are generally offered to borrowers only if the Company does not own the first mortgage. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Borrowers having both a first mortgage and home equity loan with the Company are offered a residential mortgage loan modification. If modification of the first mortgage does not provide sufficient relief to the borrower, the Company may modify the home equity loan. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2013 and 2012.

	Loans Modified as a TDR for the Three Months Ended September 30, 2013			Loans Modified as a TDR for the Three Months Ended September 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	18	$2,207	$1	—	$—	$—
Construction	1	1,064	—	—	—	—
Total Commercial	19	3,271	1	—	—	—
Consumer
Residential Mortgage	5	1,533	107	6	2,757	513
Automobile	25	353	5	60	635	3
Other [2]	6	74	5	—	—	—
Total Consumer	36	1,960	117	66	3,392	516
Total	55	$5,231	$118	66	$3,392	$516

	Loans Modified as a TDR for the Nine Months Ended September 30, 2013			Loans Modified as a TDR for the Nine Months Ended September 30, 2012
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	33	$4,774	$621	—	$—	$—
Commercial Mortgage	4	5,476	—	—	—	—
Construction	1	1,064	—	1	953	—
Total Commercial	38	11,314	621	1	953	—
Consumer
Residential Mortgage	17	5,823	880	11	7,106	957
Automobile	106	1,276	19	146	1,516	8
Other [2]	7	77	5	—	—	—
Total Consumer	130	7,176	904	157	8,622	965
Total	168	$18,490	$1,525	158	$9,575	$965

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2013 and 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	3	$25	3	$6
Total Consumer	3	25	3	6
Total	3	$25	3	$6

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$492	—	$—
Total Commercial	1	492	—	—

Consumer
Residential Mortgage	—	—	2	702
Automobile	9	89	6	32
Total Consumer	9	89	8	734
Total	10	$581	8	$734

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of September 30, 2013 and December 31, 2012.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million for the three months ended September 30, 2013 and 2012, and $6.0 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$4,158	$5,459	$4,761	$7,131
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(68)	(5)	(4)	(886)
Due to Payoffs	(271)	(338)	(938)	(1,129)
Total Changes in Fair Value of Mortgage Servicing Rights	(339)	(343)	(942)	(2,015)
Balance at End of Period	$3,819	$5,116	$3,819	$5,116

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.
For the three and nine months ended September 30, 2013 and 2012, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$23,473	$17,795	$20,479	$17,148
Servicing Rights that Resulted From Asset Transfers	1,343	1,747	5,596	3,716
Amortization	(620)	(678)	(1,879)	(2,000)
Balance at End of Period	$24,196	$18,864	$24,196	$18,864

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$28,442	$18,937	$23,143	$17,159
End of Period	$28,693	$20,241	$28,693	$20,241

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Weighted-Average Constant Prepayment Rate [1]	8.77%	12.26%
Weighted-Average Life (in years)	7.74	6.24
Weighted-Average Note Rate	4.32%	4.59%
Weighted-Average Discount Rate [2]	7.71%	5.57%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2013 and December 31, 2012 is presented in the following table.

(dollars in thousands)	September 30, 2013	December 31, 2012
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(394)	$(378)
Decrease in fair value from 50 bps adverse change	(779)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(465)	(439)
Decrease in fair value from 50 bps adverse change	(918)	(864)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $23.2 million and $32.4 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 10 to the Consolidated Financial Statements for more information.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2013 and December 31, 2012. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged (a)	Net Amount
September 30, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$71	$—	$71	$71	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$23,277	$—	$23,277	$71	$2,480	$20,726

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	247,239	—	247,239	—	247,239	—
	$847,239	$—	$847,239	$—	$847,239	$—

December 31, 2012
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$32,441	$—	$32,441	$—	$3,299	$29,142

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	158,947	—	158,947	—	158,947	—
	$758,947	$—	$758,947	$—	$758,947	$—
(a) The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of securities pledged was $0.7 billion and $0.8 billion as of September 30, 2013 and December 31, 2012, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.2 billion and $1.4 billion as of September 30, 2013 and December 31, 2012, respectively. The investment securities pledged as of September 30, 2013 and December 31, 2012 had a fair value of $1.9 billion and $2.2 billion, respectively

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(9,913)	$(3,909)	$(6,004)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(1,621)	(639)	(982)
Net Unrealized Losses on Investment Securities	(11,534)	(4,548)	(6,986)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	414	163	251
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	333	131	202
Other Comprehensive Loss	$(11,201)	$(4,417)	$(6,784)

Three Months Ended September 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$20,129	$7,893	$12,236
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(4,099)	(1,633)	(2,466)
Net Unrealized Gains on Investment Securities	16,030	6,260	9,770
Defined Benefit Plans:
Amortization of Net Actuarial Losses	331	131	200
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	251	99	152
Other Comprehensive Income	$16,281	$6,359	$9,922

Nine Months Ended September 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(96,420)	$(38,002)	$(58,418)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(7,894)	(3,113)	(4,781)
Net Unrealized Losses on Investment Securities	(104,314)	(41,115)	(63,199)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Net Actuarial Losses	1,241	489	752
Amortization of Prior Service Credit	(242)	(96)	(146)
Defined Benefit Plans, Net	793	312	481
Other Comprehensive Loss	$(103,521)	$(40,803)	$(62,718)

Nine Months Ended September 30, 2012
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$23,125	$9,111	$14,014
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(12,062)	(4,751)	(7,311)
Net Unrealized Gains on Investment Securities	11,063	4,360	6,703
Defined Benefit Plans:
Amortization of Net Actuarial Losses	998	393	605
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	756	298	458
Other Comprehensive Income	$11,819	$4,658	$7,161

[1]
Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Investment Securities-Available-for-Sale[1]	Investment Securities-Held-to-Maturity[1]	Defined Benefit Plans[1]	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2013
Balance at Beginning of Period	$(1,283)	$4,847	$(30,290)	$(26,726)
Other Comprehensive Loss Before Reclassifications	5,692	(11,696)	—	(6,004)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(982)	202	(780)
Total Other Comprehensive Income (Loss)	5,692	(12,678)	202	(6,784)
Balance at End of Period	$4,409	$(7,831)	$(30,088)	$(33,510)

Three Months Ended September 30, 2012
Balance at Beginning of Period	$41,210	$18,656	$(27,364)	$32,502
Other Comprehensive Income Before Reclassifications	12,255	(19)	—	12,236
Amounts Reclassified from Accumulated Other Comprehensive Income	(8)	(2,458)	152	(2,314)
Total Other Comprehensive Income (Loss)	12,247	(2,477)	152	9,922
Balance at End of Period	$53,457	$16,179	$(27,212)	$42,424

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(41,587)	(16,831)	(125)	(58,543)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(4,781)	606	(4,175)
Total Other Comprehensive Income (Loss)	(41,587)	(21,612)	481	(62,718)
Balance at End of Period	$4,409	$(7,831)	$(30,088)	$(33,510)

Nine Months Ended September 30, 2012
Balance at Beginning of Period	$39,396	$23,537	$(27,670)	$35,263
Other Comprehensive Income Before Reclassifications	14,014	—	—	14,014
Amounts Reclassified from Accumulated Other Comprehensive Income	47	(7,358)	458	(6,853)
Total Other Comprehensive Income (Loss)	14,061	(7,358)	458	7,161
Balance at End of Period	$53,457	$16,179	$(27,212)	$42,424

[1]	Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2013	2012
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$1,621	$4,086	Interest Income
	(639)	(1,628)	Tax Expense
	982	2,458	Net of Tax
Sale of Investment Securities Available-for-Sale	—	13	Investment Securities Gains (Losses), Net
	—	(5)	Tax Expense
	—	8	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	80
Net Actuarial Losses [2]	(414)	(331)
	(333)	(251)	Total Before Tax
	131	99	Tax Benefit
	(202)	(152)	Net of Tax

Total Reclassifications for the Period	$780	$2,314	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$7,894	$12,139	Interest Income
	(3,113)	(4,781)	Tax Expense
	4,781	7,358	Net of Tax
Sale of Investment Securities Available-for-Sale	—	(77)	Investment Securities Gains (Losses), Net
	—	30	Tax Benefit
	—	(47)	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	242	242
Net Actuarial Losses [2]	(1,241)	(998)
	(999)	(756)	Total Before Tax
	393	298	Tax Benefit
	(606)	(458)	Net of Tax

Total Reclassifications for the Period	$4,175	$6,853	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator for Basic Earnings Per Share	44,267,356	44,913,348	44,433,967	45,280,541
Dilutive Effect of Stock Options	130,331	99,270	93,683	115,516
Dilutive Effect of Restricted Stock	81,785	38,020	61,127	25,567
Denominator for Diluted Earnings Per Share	44,479,472	45,050,638	44,588,777	45,421,624

Antidilutive Stock Options and Restricted Stock Outstanding	24,101	529,050	162,596	529,050

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 468 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products.  Commercial lending and deposit products are offered to middle-market and large companies in Hawaii and the Pacific Islands.  Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii.  Commercial Banking also includes international banking and provides merchant services to its small business customers.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2013 and 2012 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2013
Net Interest Income	$41,404	$24,671	$2,574	$22,238	$90,887
Provision for Credit Losses	1,629	(691)	(19)	(919)	—
Net Interest Income After Provision for Credit Losses	39,775	25,362	2,593	23,157	90,887
Noninterest Income	21,785	6,411	14,348	2,582	45,126
Noninterest Expense	(50,150)	(15,746)	(13,590)	(3,491)	(82,977)
Income Before Provision for Income Taxes	11,410	16,027	3,351	22,248	53,036
Provision for Income Taxes	(4,222)	(5,501)	(1,240)	(4,369)	(15,332)
Net Income	$7,188	$10,526	$2,111	$17,879	$37,704
Total Assets as of September 30, 2013	$3,611,412	$2,356,723	$199,556	$7,681,180	$13,848,871

Three Months Ended September 30, 2012
Net Interest Income	$44,139	$25,803	$3,010	$20,680	$93,632
Provision for Credit Losses	1,845	(348)	(24)	(1,473)	—
Net Interest Income After Provision for Credit Losses	42,294	26,151	3,034	22,153	93,632
Noninterest Income	28,816	5,773	14,366	3,419	52,374
Noninterest Expense	(52,609)	(15,397)	(13,928)	(2,944)	(84,878)
Income Before Provision for Income Taxes	18,501	16,527	3,472	22,628	61,128
Provision for Income Taxes	(6,846)	(5,669)	(1,285)	(6,096)	(19,896)
Net Income	$11,655	$10,858	$2,187	$16,532	$41,232
Total Assets as of September 30, 2012	$3,675,639	$2,091,517	$192,250	$7,423,019	$13,382,425

Nine Months Ended September 30, 2013
Net Interest Income	$122,442	$73,528	$7,938	$62,879	$266,787
Provision for Credit Losses	6,775	(1,501)	(52)	(5,222)	—
Net Interest Income After Provision for Credit Losses	115,667	75,029	7,990	68,101	266,787
Noninterest Income	67,686	20,382	44,446	8,431	140,945
Noninterest Expense	(150,838)	(47,957)	(40,954)	(8,796)	(248,545)
Income Before Provision for Income Taxes	32,515	47,454	11,482	67,736	159,187
Provision for Income Taxes	(12,030)	(16,247)	(4,248)	(15,215)	(47,740)
Net Income	$20,485	$31,207	$7,234	$52,521	$111,447
Total Assets as of September 30, 2013	$3,611,412	$2,356,723	$199,556	$7,681,180	$13,848,871

Nine Months Ended September 30, 2012
Net Interest Income	$133,530	$77,974	$9,493	$65,964	$286,961
Provision for Credit Losses	9,148	(798)	265	(7,636)	979
Net Interest Income After Provision for Credit Losses	124,382	78,772	9,228	73,600	285,982
Noninterest Income	76,232	20,402	42,107	8,563	147,304
Noninterest Expense	(154,883)	(46,999)	(42,105)	(6,845)	(250,832)
Income Before Provision for Income Taxes	45,731	52,175	9,230	75,318	182,454
Provision for Income Taxes	(16,920)	(13,936)	(3,415)	(22,394)	(56,665)
Net Income	$28,811	$38,239	$5,815	$52,924	$125,789
Total Assets as of September 30, 2012	$3,675,639	$2,091,517	$192,250	$7,423,019	$13,382,425

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2013 and 2012.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012
Three Months Ended September 30,
Service Cost	$—	$—	$173	$145
Interest Cost	1,128	1,263	305	319
Expected Return on Plan Assets	(1,313)	(1,354)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(80)
Net Actuarial Losses	414	331	—	—
Net Periodic Benefit Cost	$229	$240	$397	$384

Nine Months Ended September 30,
Service Cost	$—	$—	$378	$435
Interest Cost	3,385	3,789	667	958
Expected Return on Plan Assets	(3,939)	(4,371)	—	—
Amortization of:
Prior Service Credit	—	—	(242)	(242)
Net Actuarial Losses	1,241	998	—	—
Net Periodic Benefit Cost	$687	$416	$803	$1,151

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2013, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.2 million and $0.6 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2013.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$2,214	$—	$10,188	$—
Forward Commitments	12	1,072	189	329
Interest Rate Swap Agreements	23,176	23,348	32,193	32,441
Foreign Exchange Contracts	177	31	40	856
Total	$25,579	$24,451	$42,610	$33,626

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2013	2012	2013	2012
Interest Rate Lock Commitments	Mortgage Banking	$2,672	$15,219	$5,248	$28,286
Forward Commitments	Mortgage Banking	15	(2,132)	7,677	(3,894)
Interest Rate Swap Agreements	Other Noninterest Income	13	2	276	7
Foreign Exchange Contracts	Other Noninterest Income	713	852	2,313	2,432
Total		$3,413	$13,941	$15,514	$26,831

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

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle transactions in accordance with the underlying contractual terms.  Credit and counterparty risks associated with derivative financial instruments are similar to those relating to traditional financial instruments.  The Company manages derivative credit and counterparty risk by evaluating the creditworthiness of each borrower or counterparty, adhering to the same credit approval process used for commercial lending activities.

As of September 30, 2013 and December 31, 2012, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

The Company enters into IRLCs for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time.  IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance.  Outstanding IRLCs expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  To mitigate this risk, the Company utilizes forward commitments as economic hedges against the potential decreases in the values of the loans held for sale.  The IRLCs and forward commitments are free-standing derivatives which are carried at fair value with changes recorded in the mortgage banking component of noninterest income in the Company’s consolidated statements of income.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of September 30, 2013, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Unfunded Commitments to Extend Credit	$2,264,516	$1,999,542
Standby Letters of Credit	57,843	62,043
Commercial Letters of Credit	15,501	13,871
Total Credit Commitments	$2,337,860	$2,075,456

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2013, the unpaid principal balance of residential mortgage loans sold by the Company was $3.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans if a loan review reveals that underwriting and documentation standards were not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2013, the Company repurchased six residential mortgage loans with an unpaid principal balance totaling $2.3 million as a result of the representation and warranty provisions contained in these contracts. Three of these loans were delinquent as to principal and interest at the time of repurchase. However, no losses were incurred related to these repurchases. As of September 30, 2013, there were two pending repurchase requests for $0.6 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2013, there were no loans repurchased related to loan servicing activities. As of September 30, 2013, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2013, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2013, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2013 and December 31, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$110,917	$344,904	$—	$455,821
Debt Securities Issued by States and Political Subdivisions	—	587,239	—	587,239
Debt Securities Issued by Corporations	—	275,256	—	275,256
Mortgage-Backed Securities:
Residential - Government Agencies	—	717,474	—	717,474
Residential - U.S. Government-Sponsored Enterprises	—	25,263	—	25,263
Commercial - Government Agencies	—	216,083	—	216,083
Total Mortgage-Backed Securities	—	958,820	—	958,820
Total Investment Securities Available-for-Sale	110,917	2,166,219	—	2,277,136
Loans Held for Sale	—	18,795	—	18,795
Mortgage Servicing Rights	—	—	3,819	3,819
Other Assets	14,153	—	—	14,153
Derivatives [1]	—	189	25,390	25,579
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2013	$125,070	$2,185,203	$29,209	$2,339,482

Liabilities:
Derivatives [1]	$—	$1,103	$23,348	$24,451
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013	$—	$1,103	$23,348	$24,451

December 31, 2012
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$470,535	$399,454	$—	$869,989
Debt Securities Issued by States and Political Subdivisions	—	782,411	—	782,411
Debt Securities Issued by Corporations	—	84,434	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,068,660	—	1,068,660
Residential - U.S. Government-Sponsored Enterprises	—	37,298	—	37,298
Commercial - Government Agencies	—	524,765	—	524,765
Total Mortgage-Backed Securities	—	1,630,723	—	1,630,723
Total Investment Securities Available-for-Sale	470,535	2,897,022	—	3,367,557
Loans Held for Sale	—	21,374	—	21,374
Mortgage Servicing Rights	—	—	4,761	4,761
Other Assets	12,566	—	—	12,566
Derivatives [1]	—	229	42,381	42,610
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012	$483,101	$2,918,625	$47,142	$3,448,868

Liabilities:
Derivatives [1]	$—	$1,185	$32,441	$33,626
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012	$—	$1,185	$32,441	$33,626

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three and nine months ended September 30, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended September 30, 2013
Balance as of July 1, 2013	$4,158	$(384)	$3,774
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(339)	2,686	2,347
Transfers to Loans Held for Sale	—	(260)	(260)
Balance as of September 30, 2013	$3,819	$2,042	$5,861
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2013	$(68)	$2,042	$1,974

Three Months Ended September 30, 2012
Balance as of July 1, 2012	$5,459	$7,106	$12,565
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(343)	15,221	14,878
Transfers to Loans Held for Sale	—	(9,559)	(9,559)
Balance as of September 30, 2012	$5,116	$12,768	$17,884
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2012	$(5)	$12,768	$12,763

Nine Months Ended September 30, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(942)	5,324	4,382
Transfers to Loans Held for Sale	—	(13,222)	(13,222)
Balance as of September 30, 2013	$3,819	$2,042	$5,861
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2013	$(4)	$2,042	$2,038

Nine Months Ended September 30, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,015)	28,293	26,278
Transfers to Loans Held for Sale	—	(17,583)	(17,583)
Balance as of September 30, 2012	$5,116	$12,768	$17,884
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2012	$(886)	$12,768	$11,882

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.77%	12.26%	$32,512	$27,904
		Discount Rate [2]	7.71%	5.57%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	89.72%	88.86%	$2,214	$10,188
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.74%	0.77%	$(172)	$(248)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will increase the gain or loss.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company’s Secondary Marketing Department of the Mortgage Banking Division for reasonableness.

The unobservable input used in the fair value measurement of the Company’s interest rate swap agreements is the credit factor.  This factor represents the risk that a counterparty is either unable or unwilling to settle a transaction in accordance with the underlying contractual terms.  A significant increase (decrease) in the credit factor could result in a significantly lower (higher) fair value measurement.  The credit factor is determined by the Treasury Division based on the risk rating assigned to each counterparty in which the Company holds a net asset position.  The Company’s Credit Policy Committee periodically reviews and approves the Expected Default Frequency of the Economic Capital Model for Credit Risk.  The Expected Default Frequency is used as the credit factor for interest rate swap agreements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of September 30, 2013 and 2012, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2013
Loans Held for Sale	$18,795	$18,108	$687

December 31, 2012
Loans Held for Sale	$21,374	$20,492	$882
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2013 and 2012, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,633,399	$4,621,491	$416,693	$4,204,798	$—
Loans [1]	5,619,486	5,942,313	—	—	5,942,313

Financial Instruments - Liabilities
Time Deposits	1,259,081	1,264,904	—	1,264,904	—
Securities Sold Under Agreements to Repurchase	847,239	932,881	—	932,881	—
Long-Term Debt [2]	165,877	167,411	—	167,411	—

December 31, 2012
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,595,065	$3,687,676	$195,366	$3,492,310	$—
Loans [1]	5,451,935	5,846,906	—	—	5,846,906

Financial Instruments - Liabilities
Time Deposits	1,599,508	1,609,506	—	1,609,506	—
Securities Sold Under Agreements to Repurchase	758,947	868,199	—	868,199	—
Long-Term Debt [2]	119,185	121,906	—	121,906	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii continue to improve in 2013, led by a strong tourism industry, relatively low unemployment, and rising real estate prices. For the first eight months of 2013, total visitor arrivals and visitor spending both increased by 5.1% compared to the same period in 2012. We continue to experience strong visitor spending growth from U.S. Mainland visitors. The statewide seasonally-adjusted unemployment rate was at 4.3% in August 2013, compared to 7.3% nationally. For the first nine months of 2013, the volume of single-family home sales on Oahu was 7.0% higher compared to the same period in 2012 while the volume of condominium sales on Oahu was 16.5% higher compared to the same period in 2012. The median price of single-family home sales on Oahu was 3.3% higher for the first nine months of 2013 compared to the same period in 2012, while the median price of condominium sales on Oahu was 5.4% higher compared to the same period in 2012. As of September 30, 2013, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.8 months and 3.0 months, respectively.

Earnings Summary

Net income for the third quarter of 2013 was $37.7 million, a decrease of $3.5 million or 9% compared to the same period in 2012.  Diluted earnings per share were $0.85 for the third quarter of 2013, a decrease of $0.07 or 8% compared to the same period in 2012.  Our lower earnings for the third quarter of 2013 were primarily due to the following:

•
Net interest income for the third quarter of 2013 was $90.9 million, a decrease of $2.7 million or 3% compared to the same period in 2012.  Our net interest margin was 2.83% in the third quarter of 2013, a decrease of 15 basis points compared to the same period in 2012.  This decrease was primarily due to the reinvestment of investment securities and the origination of new loans at lower yields.

•
Mortgage banking income for the third quarter of 2013 was $4.1 million, a decrease of $7.6 million or 65% compared to the same period in 2012. This decrease was primarily due to lower conforming loan production and margins as a result of higher interest rates in the third quarter of 2013.

The impact of these items was partially offset by higher trust and asset management income and fees, exchange, and other service charges. Trust and asset management income was $11.7 million for the third quarter of 2013, an increase of $0.7 million or 6% compared to the same period in 2012. This increase was primarily due to an increase in agency fees, special service fees, and mutual fund investment management fees. Fees, exchange, and other service charges was $12.7 million for the third quarter of 2013, an increase of $0.8 million or 7% compared to the same period in 2012. This increase was primarily due to higher debit card income, the result of higher transaction volume.
Net income for the first nine months of 2013 was $111.4 million, a decrease of $14.3 million or 11% compared to the same period in 2012. Diluted earnings per share were $2.50 for the first nine months of 2013, a decrease of $0.27 or 10% compared to the same period in 2012. Our lower earnings for the first nine months of 2013 were primarily due to the following:

•
Net interest income for the first nine months of 2013 was $266.8 million, a decrease of $20.2 million or 7% compared to the same period in 2012.  Our net interest margin was 2.81% for the first nine months of 2013, a decrease of 20 basis points compared to the same period in 2012.  This decrease was primarily due to lower yields on loans and investment securities, a result of the low interest rate environment. However, a steepening yield curve in 2013 is beginning to have a positive impact on our net interest margin.

•
Mortgage banking income for the first nine months of 2013 was $16.4 million, a decrease of $8.0 million or 33% compared to the same period in 2012. This decrease was primarily due to lower conforming loan production and margins as a result of higher interest rates particularly in the second and third quarters of 2013. Should market interest rates continue to increase during the remainder of 2013, we may experience lower mortgage application and production volume, particularly refinancing volume, which may result in lower mortgage banking income.

•
Salaries and benefits expense for the first nine months of 2013 was $140.6 million, an increase of $2.3 million or 2% compared to the same period in 2012. This increase was primarily due to higher separation expense and lower deferred salaries, the result of lower portfolio loan production in the first nine months of 2013.

The impact of these items was partially offset by higher trust and asset management income and lower net occupancy and net equipment expense. Trust and asset management income was $35.7 million for the first nine months of 2013, an increase of $2.5 million or 8% compared to the same period in 2012. This increase was primarily due to an increase in agency fees, mutual fund investment management fees, and special service fees. Net occupancy expense was $29.1 million for the first nine months of 2013, a decrease of $2.0 million or 6% compared to the same period in 2012. This decrease was primarily due to branch closures in 2012 combined with higher sublease revenue in 2013. Net equipment expense was $13.5 million for the first nine months of 2013, a decrease of $1.5 million or 10% compared to the same period in 2012. This decrease was primarily due to a $1.2 million purchase of technology equipment in the first quarter of 2012.
We continued to maintain a strong balance sheet during the third quarter of 2013, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $123.7 million as of September 30, 2013, a decrease of $5.2 million or 4% from December 31, 2012.  The Allowance represents 2.06% of total loans and leases outstanding as of September 30, 2013 and 2.20% of total loans and leases outstanding as of December 31, 2012. Absent significant deterioration in the economy and assuming continued stability in credit quality, we may further decrease the level of the Allowance in future periods.

•
We continued to invest excess liquidity in high-grade investment securities.  As of September 30, 2013, the total carrying value of our investment securities portfolio was $6.9 billion, a decrease of $52.1 million or 1% compared to December 31,

2012. During the first nine months of 2013, we slightly changed the composition of our investment securities portfolio.  We continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  We re-invested these proceeds, in part, into corporate bonds and municipal bond holdings.

•
Total deposits were $11.6 billion as of September 30, 2013, an increase of $78.7 million or 1% from December 31, 2012. We believe that our strong brand continues to play a key role in new account acquisitions.

•
Total shareholders’ equity was $992.7 million as of September 30, 2013, a decrease of $29.0 million or 3% from December 31, 2012.  This decrease in shareholders' equity was primarily due to a $58.4 million after-tax decrease in the fair value of our available-for-sale investment securities, of which $16.8 million was related to securities that were subsequently reclassified to the held-to-maturity category for capital management purposes. Should market interest rates continue to increase during the remainder of 2013, we may experience further reductions in the fair value of our available-for-sale investment securities, which may result in lower levels of capital. We also continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2013, we repurchased 660,539 shares of our common stock at a total cost of $33.2 million under our share repurchase program and from employees and/or directors in connection with stock swaps and income tax withholdings related to the vesting of restricted stock. We also paid cash dividends of $60.5 million during the first nine months of 2013. These decreases to shareholders' equity were partially offset by earnings for the first nine months of 2013 of $111.4 million.

We remain cautious about interest rates, the economy in Hawaii and nationally, as well as the uncertainties related to increased government regulation. In particular, we continue to monitor interest rate movements and their impact on our net interest margin and the potential additional costs that may be required of us to comply with new and increased government regulations. We intend to continue to focus on controlling expenses and maintaining adequate levels of liquidity, reserves for credit losses, and capital.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
For the Period:
Operating Results
Net Interest Income	$90,887	$93,632	$266,787	$286,961
Provision for Credit Losses	—	—	—	979
Total Noninterest Income	45,126	52,374	140,945	147,304
Total Noninterest Expense	82,977	84,878	248,545	250,832
Net Income	37,704	41,232	111,447	125,789
Basic Earnings Per Share	0.85	0.92	2.51	2.78
Diluted Earnings Per Share	0.85	0.92	2.50	2.77
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	1.09%	1.22%	1.09%	1.23%
Return on Average Shareholders’ Equity	15.02	16.02	14.59	16.49
Efficiency Ratio [1]	61.01	58.13	60.96	57.76
Net Interest Margin [2]	2.83	2.98	2.81	3.01
Dividend Payout Ratio [3]	52.94	48.91	53.78	48.56
Average Shareholders’ Equity to Average Assets	7.23	7.59	7.49	7.47

Average Balances
Average Loans and Leases	$5,892,888	$5,716,421	$5,826,424	$5,640,733
Average Assets	13,769,699	13,490,835	13,633,907	13,640,304
Average Deposits	11,479,185	11,301,668	11,337,792	10,786,654
Average Shareholders’ Equity	995,661	1,023,804	1,021,480	1,018,903

Market Price Per Share of Common Stock
Closing	$54.45	$45.62	$54.45	$45.62
High	57.13	48.92	57.13	49.99
Low	50.50	45.29	44.88	44.02

	September 30, 2013	December 31, 2012
As of Period End:
Balance Sheet Totals
Loans and Leases	$6,006,642	$5,854,521
Total Assets	13,848,871	13,728,372
Total Deposits	11,608,134	11,529,482
Long-Term Debt	174,717	128,055
Total Shareholders’ Equity	992,686	1,021,665

Asset Quality
Allowance for Loan and Lease Losses	$123,680	$128,857
Non-Performing Assets	33,832	37,083

Financial Ratios
Allowance to Loans and Leases Outstanding	2.06%	2.20%
Tier 1 Capital Ratio	15.42	16.13
Total Capital Ratio	16.68	17.39
Tier 1 Leverage Ratio	6.95	6.83
Total Shareholders’ Equity to Total Assets	7.17	7.44
Tangible Common Equity to Tangible Assets [4]	6.96	7.23
Tangible Common Equity to Risk-Weighted Assets [4]	15.43	17.24

Non-Financial Data
Full-Time Equivalent Employees	2,205	2,276
Branches and Offices	74	76
ATMs	468	494

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2013	December 31, 2012
Total Shareholders’ Equity	$992,686	$1,021,665
Less: Goodwill	31,517	31,517
Intangible Assets	—	33
Tangible Common Equity	$961,169	$990,115

Total Assets	$13,848,871	$13,728,372
Less: Goodwill	31,517	31,517
Intangible Assets	—	33
Tangible Assets	$13,817,354	$13,696,822
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$6,228,293	$5,744,722

Total Shareholders’ Equity to Total Assets	7.17%	7.44%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.96%	7.23%

Tier 1 Capital Ratio	15.42%	16.13%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	15.43%	17.24%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012			September 30, 2013			September 30, 2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.3	$—	0.30%	$4.0	$—	0.33%	$4.2	$—	0.22%	$3.4	$—	0.24%
Funds Sold	335.3	0.2	0.21	221.5	0.1	0.19	220.7	0.3	0.19	240.5	0.4	0.19
Investment Securities
Available-for-Sale	2,495.9	13.7	2.18	3,247.8	18.3	2.26	3,007.0	49.2	2.18	3,369.5	57.4	2.27
Held-to-Maturity	4,385.5	25.0	2.28	3,617.3	23.2	2.57	3,895.6	64.1	2.19	3,714.2	74.7	2.68
Loans Held for Sale	16.7	0.2	4.42	15.8	0.2	4.32	19.3	0.6	4.05	13.3	0.4	4.26
Loans and Leases [1]
Commercial and Industrial	877.3	7.7	3.49	797.2	7.7	3.86	852.1	23.1	3.62	796.5	23.5	3.94
Commercial Mortgage	1,164.9	12.1	4.12	993.2	10.8	4.32	1,124.6	34.5	4.10	962.9	31.7	4.40
Construction	120.1	1.4	4.71	100.1	1.3	4.97	114.4	4.1	4.79	101.1	3.9	5.13
Commercial Lease Financing	253.0	1.5	2.32	278.5	1.7	2.42	263.6	4.7	2.36	285.7	5.1	2.37
Residential Mortgage	2,255.9	25.3	4.49	2,391.8	28.1	4.70	2,273.0	76.8	4.51	2,342.8	83.8	4.77
Home Equity	757.6	7.9	4.13	770.2	8.3	4.28	759.4	23.6	4.14	773.8	25.2	4.35
Automobile	240.6	3.3	5.43	194.9	2.9	5.90	226.6	9.3	5.51	193.9	8.8	6.05
Other [2]	223.5	4.6	8.23	190.5	3.9	8.09	212.7	13.1	8.26	184.0	11.2	8.10
Total Loans and Leases	5,892.9	63.8	4.31	5,716.4	64.7	4.51	5,826.4	189.2	4.34	5,640.7	193.2	4.57
Other	78.1	0.3	1.54	80.1	0.3	1.41	78.6	0.9	1.48	80.0	0.8	1.41
Total Earning Assets [3]	13,208.7	103.2	3.11	12,902.9	106.8	3.30	13,051.8	304.3	3.11	13,061.6	326.9	3.34
Cash and Noninterest-Bearing Deposits	140.3			134.9			139.7			134.6
Other Assets	420.7			453.0			442.4			444.1
Total Assets	$13,769.7			$13,490.8			$13,633.9			$13,640.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,147.8	$0.1	0.03%	$1,968.8	$0.1	0.03%	$2,105.1	$0.4	0.03%	$1,914.2	$0.3	0.03%
Savings	4,485.3	1.0	0.09	4,456.2	1.0	0.09	4,448.5	3.0	0.09	4,446.6	3.5	0.10
Time	1,401.5	1.4	0.38	1,823.2	1.8	0.38	1,431.6	4.3	0.41	1,447.1	5.8	0.53
Total Interest-Bearing Deposits	8,034.6	2.5	0.12	8,248.2	2.9	0.14	7,985.2	7.7	0.13	7,807.9	9.6	0.16
Short-Term Borrowings	11.7	—	0.14	18.5	—	0.15	32.9	—	0.14	16.4	—	0.14
Securities Sold Under Agreements to Repurchase	847.2	6.6	3.03	853.0	7.2	3.30	801.5	20.3	3.34	1,523.4	21.8	1.88
Long-Term Debt	174.7	0.6	1.44	28.0	0.5	6.52	169.7	2.0	1.53	29.8	1.5	6.51
Total Interest-Bearing Liabilities	9,068.2	9.7	0.42	9,147.7	10.6	0.46	8,989.3	30.0	0.44	9,377.5	32.9	0.46
Net Interest Income		$93.5			$96.2			$274.3			$294.0
Interest Rate Spread			2.69%			2.84%			2.67%			2.88%
Net Interest Margin			2.83%			2.98%			2.81%			3.01%
Noninterest-Bearing Demand Deposits	3,444.6			3,053.5			3,352.6			2,978.8
Other Liabilities	261.2			265.8			270.5			265.1
Shareholders’ Equity	995.7			1,023.8			1,021.5			1,018.9
Total Liabilities and Shareholders’ Equity	$13,769.7			$13,490.8			$13,633.9			$13,640.3

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2,597,000 and $2,529,000 for the three months ended September 30, 2013 and 2012, respectively, and $7,498,000 and $7,080,000 for the nine months ended September 30, 2013 and 2012, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2013 Compared to September 30, 2012
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$—	$(0.1)
Investment Securities
Available-for-Sale	(6.0)	(2.2)	(8.2)
Held-to-Maturity	3.5	(14.1)	(10.6)
Loans Held for Sale	0.2	—	0.2
Loans and Leases
Commercial and Industrial	1.6	(2.0)	(0.4)
Commercial Mortgage	5.1	(2.3)	2.8
Construction	0.5	(0.3)	0.2
Commercial Lease Financing	(0.4)	—	(0.4)
Residential Mortgage	(2.5)	(4.5)	(7.0)
Home Equity	(0.4)	(1.2)	(1.6)
Automobile	1.3	(0.8)	0.5
Other [2]	1.7	0.2	1.9
Total Loans and Leases	6.9	(10.9)	(4.0)
Other	—	0.1	0.1
Total Change in Interest Income	4.5	(27.1)	(22.6)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.1	0.1
Savings	—	(0.5)	(0.5)
Time	(0.1)	(1.4)	(1.5)
Total Interest-Bearing Deposits	(0.1)	(1.8)	(1.9)
Securities Sold Under Agreements to Repurchase	(13.3)	11.8	(1.5)
Long-Term Debt	2.3	(1.8)	0.5
Total Change in Interest Expense	(11.1)	8.2	(2.9)

Change in Net Interest Income	$15.6	$(35.3)	$(19.7)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $90.9 million in the third quarter of 2013, a decrease of $2.7 million or 3% compared to the same period in 2012. On a taxable-equivalent basis, net interest income was $93.5 million in the third quarter of 2013, a decrease of $2.7 million or 3% compared to the same period in 2012. The net interest margin was 2.83% in the third quarter of 2013, a decrease of 15 basis points compared to the same period in 2012. Net interest income was $266.8 million for the first nine months of 2013, a decrease of $20.2 million or 7% compared to the same period in 2012. On a taxable-equivalent basis, net interest income was $274.3 million for the first nine months of 2013, a decrease of $19.8 million or 7% compared to the same period in 2012. The net interest margin was 2.81% for the first nine months of 2013, a decrease of 20 basis points compared to the same period in 2012. The lower margins in 2013 were primarily due to the reinvestment of investment securities and the origination of new loans at lower yields. Interest rates increased significantly since the early part of the second quarter of 2013. To the extent interest rates remain at these higher levels or increase further, it is possible that the negative pressure on margins may abate in the future. However, any potential increase in our margins will take time to be fully realized.
Yields on our earning assets decreased by 19 basis points in the third quarter of 2013 and by 23 basis points for the first nine months of 2013 compared to the same periods in 2012, reflective of lower yields on investment securities and loans. Yields on our investment securities portfolio decreased by 18 basis points in the third quarter of 2013 and by 30 basis points for the first nine months of 2013 compared to the same periods in 2012, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities.  Yields on our loans and leases decreased by 20 basis points in the third quarter of 2013 and by 23 basis points for the first nine months of 2013 compared to the same periods in 2012, with lower yields in nearly every category of loans and leases, as a result of the current low interest rate environment.  Partially offsetting the lower yields on our earning assets in the third quarter of 2013 compared to the same period in 2012 were slightly lower funding costs primarily due to marginally lower rates paid on our interest-bearing deposits combined with lower rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase increased by 146 basis points for the first nine months of 2013 compared to the same period in 2012. This increase was primarily due to local government entities, during the second and third quarters of 2012, transferring much of their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into public time deposits, leaving the balance of our repurchase agreements consisting mainly of those with private entities. These agreements with private entities have longer terms at relatively higher interest rates.
Average balances of our earning assets increased by $305.7 million or 2% in the third quarter of 2013 compared to the same period in 2012, primarily due to a $113.8 million increase in the average balance of our funds sold and a $176.5 million increase in the average balance of our loans and leases. Average balances of our commercial mortgage loan portfolio increased by $171.7 million primarily due to increased demand from new and existing customers and average balances of our commercial and industrial loan portfolio increased by $80.1 million primarily due to continued increase in corporate demand for funding, reflective of an improving Hawaii economy. The increase in the average balances of these loan categories was partially offset by a $135.9 million decrease in our residential mortgage loan portfolio primarily due to lower loan originations, the result of higher interest rates and continued paydowns in the third quarter of 2013.
Average balances of our earning assets remained relatively flat at $13.1 billion in the first nine months of 2013 compared to the same period in 2012. Average balances of our investment securities portfolio decreased by $180.9 million. In 2013, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae in an effort to manage extension risk related to our mortgage-backed securities and reduced our holdings in U.S Treasury notes. We re-invested these proceeds, in part, into corporate and municipal bond holdings. Average balances of our mortgage-backed securities issued by Ginnie Mae decreased by $170.0 million and average balances of our U.S. Treasury notes decreased by $310.6 million in the first nine months of 2013 compared to the same period in 2012. Average balances our municipal bond holdings increased by $179.3 million in the first nine months of 2013 compared to the same period in 2012.  Partially offsetting the decrease in the average balances of our investment securities portfolio was a $161.7 million increase in our commercial mortgage loan portfolio primarily due to increased demand from new and existing customers as the economy in Hawaii continues to improve.
Average balances of our interest-bearing liabilities decreased by $79.5 million or 1% in the third quarter of 2013 compared to the same period in 2012. Average balances of our public time deposits decreased by $330.0 million, partially offset by a $163.4 million increase in our premier interest-bearing demand products and a $146.7 million increase in our long-term debt due to advances from the FHLB primarily for asset/liability management purposes. Average balances for our interest-bearing liabilities decreased by $388.2 million in the first nine months of 2013 compared to the same period in 2012 primarily due a $721.9 million decrease in our securities sold under agreements to repurchase with local government entities, a portion of which was transferred into time deposits. Partially offsetting the decrease in the average balances of our securities sold under agreement to repurchase was an increase in the average balances of our premier interest-bearing demand products and long-term debt.
Provision for Credit Losses

The Provision reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no Provision in the first nine months of 2013. We also recorded no Provision in the third quarter of 2012; however, we recorded a Provision of $1.0 million during the first nine months of 2012. Our decision to not record a Provision in the first nine months of 2013 was reflective of a stable credit risk profile and an improving Hawaii economy. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in MD&A.

Noninterest Income

Noninterest income decreased by $7.2 million or 14% in the third quarter of 2013 and by $6.4 million or 4% for the first nine months of 2013 compared to the same periods in 2012.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Trust and Asset Management	$11,717	$11,050	$667	$35,692	$33,163	$2,529
Mortgage Banking	4,132	11,745	(7,613)	16,363	24,376	(8,013)
Service Charges on Deposit Accounts	9,385	9,346	39	27,798	28,162	(364)
Fees, Exchange, and Other Service Charges	12,732	11,907	825	37,799	36,632	1,167
Investment Securities Gains (Losses), Net	—	13	(13)	—	(77)	77
Insurance	2,177	2,326	(149)	6,895	7,003	(108)
Bank-Owned Life Insurance	1,365	2,028	(663)	3,997	5,248	(1,251)
Other Income	3,618	3,959	(341)	12,401	12,797	(396)
Total Noninterest Income	$45,126	$52,374	$(7,248)	$140,945	$147,304	$(6,359)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.1 billion as of September 30, 2013, $9.9 billion as of December 31, 2012 and $10.1 billion as of September 30, 2012.  Trust and asset management income increased by $0.7 million or 6% in the third quarter of 2013 compared to the same period in 2012. This increase was partially due to a $0.2 million increase in agency fees mainly due to higher market values of assets under management. In addition, special service fees and mutual fund investment management fees both increased by $0.2 million. Trust and asset management income increased by $2.5 million or 8% for the first nine months of 2013 compared to the same period in 2012. This increase was partially due to a $0.9 million increase in agency fees mainly due to higher market values of assets under management. In addition, mutual fund investment management fees increased by $0.6 million and special service fees increased by $0.5 million.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $7.6 million or 65% in the third quarter of 2013 and by $8.0 million or 33% for the first nine months of 2013 compared to the same periods in 2012. These decreases were primarily due to lower conforming loan volume and margins resulting from higher interest rates. Should market interest rates continue to increase during the remainder of 2013, we may experience lower mortgage application and production volume, particularly refinancing volume, which may result in lower mortgage banking income.

Service charges on deposit accounts remained relatively unchanged in the third quarter of 2013 and decreased by $0.4 million or 1% for the first nine months of 2013 compared to the same periods in 2012.  The decrease during the first nine months of 2013 was primarily due to a $0.3 million decline in account analysis fees due to higher investable balances resulting in larger earnings credit rates granted to our customers.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.8 million or 7% in the third quarter of 2013 compared to the same period in 2012. This increase was primarily due to a $0.4 million increase in debit card income as higher transaction volume resulted in higher interchange fees received. In addition, we earned $0.2 million in fees from our new consumer credit cards. Fees, exchange, and other service charges increased by $1.2 million or 3% for the first nine months of 2013 compared to the same period in 2012. This increase was primarily due to a $0.8 million increase in other loan fees, primarily prepayment penalty fees and syndication and administration fees. In addition, we earned $0.4 million in fees from our new consumer credit cards.

Bank-owned life insurance decreased by $0.7 million or 33% in the third quarter of 2013 and by $1.3 million or 24% for the first nine months of 2013 compared to the same periods in 2012.  These decreases were primarily due to a $0.6 million one-time bonus adjustment on one of our policies in the third quarter of 2012, combined with lower yields received in the current year.

Other noninterest income decreased by $0.3 million or 9% in the third quarter of 2013 compared to the same period in 2012. This decrease was primarily due to a $0.5 million contingent payment received in the third quarter of 2012 related to the 2010 sale of our proprietary mutual funds. Other noninterest income decreased by $0.4 million or 3% during the first nine months of 2013 compared to the same period in 2012. This decrease was primarily due to a $0.9 million decrease in the gain on sale of leased assets, partially offset by a $0.4 million increase in fees from safe deposit box rentals.

Noninterest Expense

Noninterest expense decreased by $1.9 million or 2% in the third quarter of 2013 and by $2.3 million or 1% for the first nine months of 2013 compared to the same periods in 2012.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Salaries	$28,985	$29,312	$(327)	$86,753	$85,830	$923
Incentive Compensation	4,242	4,492	(250)	11,887	12,678	(791)
Share-Based Compensation	1,333	1,817	(484)	3,774	5,260	(1,486)
Commission Expense	1,888	1,750	138	5,652	5,040	612
Retirement and Other Benefits	4,144	4,322	(178)	12,106	12,193	(87)
Payroll Taxes	2,335	2,267	68	9,151	8,522	629
Medical, Dental, and Life Insurance	1,872	2,255	(383)	7,153	6,931	222
Separation Expense	1,753	1,016	737	4,092	1,838	2,254
Total Salaries and Benefits	46,552	47,231	(679)	140,568	138,292	2,276
Net Occupancy	9,847	10,524	(677)	29,143	31,098	(1,955)
Net Equipment	4,572	4,523	49	13,529	15,018	(1,489)
Data Processing	3,697	3,397	300	10,013	10,144	(131)
Professional Fees	2,119	2,494	(375)	6,736	7,012	(276)
FDIC Insurance	1,913	1,822	91	5,811	5,981	(170)
Other Expense:
Delivery and Postage Services	2,052	2,176	(124)	6,317	6,401	(84)
Mileage Program Travel	1,464	1,733	(269)	4,725	5,084	(359)
Merchant Transaction and Card Processing Fees	1,131	1,049	82	3,483	3,849	(366)
Advertising	939	1,266	(327)	3,564	3,526	38
Other	8,691	8,663	28	24,656	24,427	229
Total Other Expense	14,277	14,887	(610)	42,745	43,287	(542)
Total Noninterest Expense	$82,977	$84,878	$(1,901)	$248,545	$250,832	$(2,287)

Salaries and benefits expense decreased by $0.7 million or 1% in the third quarter of 2013 compared to the same period in 2012. Share-based compensation decreased by $0.5 million primarily due to amortization expense recorded in the third quarter of 2012 related to stock options granted during that period. These stock options were fully amortized in 2012. Medical, dental, and life insurance expense decreased by $0.4 million primarily due to lower medical claims. In addition, salaries and incentive compensation both decreased by $0.3 million. These decreases to salaries and benefits expense were partially offset by a $0.7 million increase in separation expense. Salaries and benefits expense increased by $2.3 million or 2% for the first nine months of 2013 compared to the same period in 2012 primarily due to a $2.3 million increase in separation expense. In addition, salaries expense increased by $0.9 million primarily due to a lower amount of salaries deferred in the current year, the result of lower portfolio loan production compared to the prior year. These increases were partially offset by a $1.5 million decrease in share-based compensation primarily due to the previously noted amortization expense recorded in the first nine months of 2012 related to stock options granted during that period.

Net occupancy expense decreased by $0.7 million or 6% in the third quarter of 2013 and by $2.0 million or 6% for the first nine months of 2013 compared to the same periods in 2012. These decreases were primarily due to branch closures during 2012, combined with higher sublease revenue in 2013.

Net equipment expense remained relatively unchanged in the third quarter of 2013 and decreased by $1.5 million or 10% for the first nine months of 2013 compared to the same periods in 2012. The year-to-date decrease was primarily due to a $1.2 million purchase of technology equipment in the first quarter of 2012.

Other noninterest expense decreased by $0.6 million or 4% in the third quarter of 2013 compared to the same period in 2012.

This decrease was primarily due to a $0.5 million decline in credit card expense as a result of start-up costs incurred in the third quarter of 2012. In addition, advertising expense and mileage program expense both decreased by $0.3 million. These decreases were partially offset by a $0.6 million increase in operating losses, which include losses as a result of bank error, fraud, items processing, or theft. Other noninterest expense decreased by $0.5 million or 1% during the first nine months of 2013 compared to the same period in 2012. This decrease was primarily due to the donation in the second quarter of 2012 of two bank-owned properties appraised at $1.0 million, combined with a $0.7 million decrease in foreclosed real estate expense resulting mainly from gains on disposals during the current year. These decreases were partially offset by a $1.1 million increase in operating losses.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for Income Taxes	$15,332	$19,896	$47,740	$56,665
Effective Tax Rates	28.91%	32.55%	29.99%	31.06%

Our lower effective tax rate for the third quarter of 2013 compared to the same period in 2012 was primarily due to a $2.0 million release of reserves related to the closing of a state audit for prior years. Our lower effective tax rate for the first nine months of 2013 compared to the same period in 2012 was primarily due to a $3.1 million release of reserves related to the closing of a state audit for prior years, low-income housing and other tax credits, and higher tax-exempt municipal bond income.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.9 billion as of September 30, 2013, a decrease of $52.1 million or 1% compared to December 31, 2012. As of September 30, 2013, our investment securities portfolio was comprised of securities with an average base duration of approximately four years.

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

During the first nine months of 2013, we continued to reduce our positions in mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities.  We re-invested these proceeds, in part, into corporate bonds and municipal bond holdings. As of September 30, 2013, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2013, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of September 30, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

Gross unrealized gains in our investment securities portfolio were $84.7 million as of September 30, 2013 and $172.3 million as of December 31, 2012.  Gross unrealized losses on our temporarily impaired investment securities were $89.3 million as of September 30, 2013 and $3.8 million as of December 31, 2012.  This increase in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to an increase in interest rates beginning in the second quarter of 2013, relative to the interest rate environment when the investment securities were purchased. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, municipal bond holdings, and corporate bonds.

During the first nine months of 2013, we reclassified at fair value $579.9 million in available-for-sale investment securities to the held-to-maturity category. Management believes the reclassification will benefit capital management if interest rates continue to rise. In addition, management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

As of September 30, 2013, included in our investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $567.5 million, representing 67% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 5% of the total fair value of our municipal debt securities.
As of September 30, 2013, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$895,040	$829,512
Commercial Mortgage	1,203,670	1,097,425
Construction	124,230	113,987
Lease Financing	255,550	274,969
Total Commercial	2,478,490	2,315,893
Consumer
Residential Mortgage	2,282,305	2,349,916
Home Equity	765,841	770,376
Automobile	246,704	209,832
Other [1]	233,302	208,504
Total Consumer	3,528,152	3,538,628
Total Loans and Leases	$6,006,642	$5,854,521

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2013 increased by $152.1 million or 3% from December 31, 2012 primarily due to growth in our commercial lending portfolio.

Commercial loans and leases as of September 30, 2013 increased by $162.6 million or 7% from December 31, 2012.  Commercial and industrial loans increased by $65.5 million or 8% from December 31, 2012 due to an increase in corporate demand for funding, reflective of a Hawaii economy which continues to improve. Commercial mortgage loans increased by $106.2 million or 10% from December 31, 2012 primarily due to increased demand from new and existing customers. Construction loans increased by $10.2 million or 9% from December 31, 2012 primarily due to new construction activity in Hawaii. Lease financing decreased by $19.4 million or 7% from December 31, 2012 primarily due to continued paydowns in this portfolio.

Consumer loans and leases as of September 30, 2013 decreased by $10.5 million or less than 1% from December 31, 2012.  Residential mortgage loans decreased by $67.6 million or 3% from December 31, 2012 primarily due to lower loan originations, the result of higher interest rates and continued paydowns in this portfolio during the first nine months of 2013. Home equity loans decreased by $4.5 million or 1% from December 31, 2012 primarily due to continued paydowns and reduced line utilization.  Automobile loans increased by $36.9 million or 18% from December 31, 2012 primarily due to increased customer demand. Other consumer loans increased by $24.8 million or 12% from December 31, 2012 primarily due to a successful installment loan campaign in the second quarter of 2013 as well as growth in our consumer credit card balances.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2013
Commercial
Commercial and Industrial	$804,015	$33,636	$54,288	$1,508	$1,593	$895,040
Commercial Mortgage	1,081,989	37,126	84,555	—	—	1,203,670
Construction	115,103	—	9,127	—	—	124,230
Lease Financing	36,601	190,861	5,588	—	22,500	255,550
Total Commercial	2,037,708	261,623	153,558	1,508	24,093	2,478,490
Consumer
Residential Mortgage	2,156,714	—	121,672	3,919	—	2,282,305
Home Equity	736,864	5,744	21,344	1,889	—	765,841
Automobile	184,406	1,970	56,224	4,104	—	246,704
Other [3]	167,105	—	27,458	38,736	3	233,302
Total Consumer	3,245,089	7,714	226,698	48,648	3	3,528,152
Total Loans and Leases	$5,282,797	$269,337	$380,256	$50,156	$24,096	$6,006,642

December 31, 2012
Commercial
Commercial and Industrial	$726,401	$29,571	$70,622	$2,213	$705	$829,512
Commercial Mortgage	988,165	33,240	76,020	—	—	1,097,425
Construction	109,956	—	4,031	—	—	113,987
Lease Financing	31,871	207,236	13,070	—	22,792	274,969
Total Commercial	1,856,393	270,047	163,743	2,213	23,497	2,315,893
Consumer
Residential Mortgage	2,209,882	—	135,491	4,543	—	2,349,916
Home Equity	740,939	7,784	19,682	1,971	—	770,376
Automobile	152,031	4,068	50,716	3,017	—	209,832
Other [3]	148,724	—	23,867	35,904	9	208,504
Total Consumer	3,251,576	11,852	229,756	45,435	9	3,538,628
Total Loans and Leases	$5,107,969	$281,899	$393,499	$47,648	$23,506	$5,854,521

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

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2013	December 31, 2012
Bank-Owned Life Insurance	$222,426	$218,429
Federal Home Loan Bank and Federal Reserve Bank Stock	77,619	79,152
Derivative Financial Instruments	25,579	42,610
Low-Income Housing and Other Equity Investments	50,330	48,373
Prepaid Expenses	7,652	21,820
Accounts Receivable	12,421	13,854
State Tax Deposits	6,069	6,069
Other	31,471	26,818
Total Other Assets	$433,567	$457,125

Other assets decreased by $23.6 million or 5% from December 31, 2012. This decrease was primarily due to a $14.9 million decrease in prepaid expenses as a result of the FDIC returning the remaining assessments that were prepaid by us to the FDIC in 2009. Also contributing to the decrease in other assets was a $9.0 million decrease in the fair value of our interest rate swap agreements, which due to our risk mitigating strategies in structuring these agreements are offset with similar decreases recorded in other liabilities. The fair values of these derivative financial instruments are impacted by interest rate movements.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2013	December 31, 2012
Consumer	$5,707,125	$5,537,624
Commercial	4,680,370	4,576,410
Public and Other	1,220,639	1,415,448
Total Deposits	$11,608,134	$11,529,482
Total deposits were $11.6 billion as of September 30, 2013, an increase of $78.7 million or 1% from December 31, 2012. Consumer and commercial deposit balances increased by a combined $273.5 million. This increase was partially offset by a $194.8 million decrease in government entity deposits due in part to local government entities transferring funds from deposits to repurchase agreements.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2013	December 31, 2012
Money Market	$1,652,523	$1,607,738
Regular Savings	2,851,440	2,791,578
Total Savings Deposits	$4,503,963	$4,399,316

Table 13 presents our quarterly average balance of time deposits of $100,000 or more.

Average Time Deposits of $100,000 or More		Table 13
	Three Months Ended
(dollars in thousands)	September 30, 2013	December 31, 2012
Average Time Deposits	$1,092,117	$1,423,228

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
(dollars in thousands)	September 30, 2013	December 31, 2012
Government Entities	$247,239	$158,947
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$847,239	$758,947

Securities sold under agreements to repurchase as of September 30, 2013 increased by $88.3 million or 12% from December 31, 2012.  This increase was primarily due to local government entities transferring funds from deposits to repurchase agreements. As of September 30, 2013, the weighted average maturity was 179 days for our repurchase agreements with government entities and 5.7 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.9 years.  As of September 30, 2013, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.11% and 4.21%, respectively, with all rates being fixed. All of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.

During 2013, we modified the terms on 13 of our repurchase agreements with private institutions totaling $325.0 million. The modifications involved extending the maturity date and lowering the interest rate. The original maturity dates, ranging from 2015 to 2016, were extended to 2018 to 2020, while the weighted average interest rate was lowered from 4.71% to 3.92%. In addition, these repurchase agreements originally allowed highly rated investments such as U.S. agency mortgage-backed securities to be posted as collateral. As a condition of the modified terms, we are now required to post U.S. Treasury securities as collateral.

Long-Term Debt

Long-term debt was $174.7 million as of September 30, 2013, a $46.7 million or 36% increase from December 31, 2012.  This increase was due to a $50.0 million advance that we received from the FHLB in the first quarter of 2013. The stated interest rate on the advance is 0.60% with maturity in February 2016. The advance from the FHLB was primarily for asset/liability management purposes. As of September 30, 2013, our remaining line of credit with the FHLB was $1.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Retail Banking	$7,188	$11,655	$20,485	$28,811
Commercial Banking	10,526	10,858	31,207	38,239
Investment Services	2,111	2,187	7,234	5,815
Total	19,825	24,700	58,926	72,865
Treasury and Other	17,879	16,532	52,521	52,924
Consolidated Total	$37,704	$41,232	$111,447	$125,789

Retail Banking

Net income decreased by $4.5 million or 38% in the third quarter of 2013 compared to the same period in 2012 primarily due to decreases in noninterest income and net interest income, partially offset by a decrease in noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances and higher margins on the segment's loan portfolio. The decrease in noninterest income was primarily due to lower mortgage banking income. The decrease in noninterest expense was primarily due to lower expense related to the start-up of our credit card business in 2012, lower occupancy expense related to the closure of several branches in 2012, and lower debit card expenses related to changes in the debit rewards program.

Net income decreased by $8.3 million or 29% for the first nine months of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income and noninterest income, partially offset by decreases in noninterest expense and the Provision. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances and higher margins on the segment's loan portfolio. The decrease in noninterest income was primarily due to lower mortgage banking income. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and a stable underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower occupancy expense related to the closure of several branches in 2012, lower expense related to the start-up of our credit card business in 2012, lower debit card expenses related to changes in the debit rewards program, and lower legal expenses related to lower foreclosure volume.

Commercial Banking

Net income decreased by $0.3 million or 3% in the third quarter of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributable to strong loan growth. The increase in noninterest expense was primarily due to higher salaries and other operating expenses. Noninterest income increased due to higher loan fees and net gains on the sale of leased assets.

Net income decreased by $7.0 million or 18% for the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in the provision for income taxes and a decrease in net interest income. The increase in the provision for income taxes was attributable to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributed to strong loan growth.

Investment Services

Net income decreased by $0.1 million or 3% in the third quarter of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income, partially offset by a decrease in noninterest expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio. The decrease in noninterest expense was primarily due to lower salaries and allocated expenses.

Net income increased by $1.4 million or 24% for the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income. The increase in noninterest income was primarily due to higher trust and asset management income attributable to an increase in the average market value of assets under administration, an increase in investment advisory fees and higher trust termination fees. The decrease in noninterest expense was primarily due to lower salaries expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio.

Treasury and Other
Net income increased by $1.3 million or 8% in the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in net interest income, partially offset by increases in noninterest expense and the Provision, combined with a decrease in noninterest income.  The increase in net interest income was primarily due to lower deposit funding costs. This was partially offset by lower interest income from the investment securities portfolio resulting from lower yields and a decrease in funding income related to lending activities. The increase in noninterest expense was primarily due to an increase in separation expense. Noninterest income decreased due to a one-time bonus adjustment on a bank-owned life insurance policy in the third quarter of 2012. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Net income decreased by $0.4 million or 1% for the first nine months of 2013 compared to the same period in 2012 primarily due to a decrease in net interest income and increases in noninterest expense and the Provision. The decrease in net interest income was due to lower volume and yields in the investment portfolio and lower loan and deposit funding costs. Noninterest expense increased primarily due to higher separation expense. As noted above, the Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2013, our overall credit risk profile reflects a Hawaii economy which continues to improve, with decreasing levels of higher risk loans and leases, non-performing assets, and lower credit losses. The underlying risk profile of our lending portfolio continued to remain stable in the third quarter of 2013.

Although asset quality has improved over the past several years, we remain vigilant in light of uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of September 30, 2013, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 16 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 16
(dollars in thousands)	September 30, 2013	December 31, 2012
Residential Land Loans	$13,635	$14,984
Home Equity Loans	12,588	19,914
Air Transportation Leases	26,492	27,782
Total	$52,715	$62,680

As of September 30, 2013, our higher risk loans and leases outstanding decreased by $10.0 million or 16% from December 31, 2012.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $13.6 million as of September 30, 2013, of which $11.7 million was related to properties on the neighbor islands. Residential land loans that have not been modified in a troubled debt restructuring (“TDR”) are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of September 30, 2013, there was a nominal Allowance associated with our residential land loan portfolio. As of September 30, 2013, $1.6 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $1.3 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $12.6 million or 2% of our total home equity loans outstanding as of September 30, 2013, a decrease of $7.3 million or 37% from December 31, 2012. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of September 30, 2013, there was no specific Allowance associated with our higher risk home equity loans.  These loans had a 90 day past due delinquency ratio of 5.7% and $2.3 million in gross charge-offs were recorded during the first nine months of 2013.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that volatile fuel costs, coupled with a slowly recovering U.S. economy, could place additional pressure on the financial health of air transportation carriers for the foreseeable future.  As of September 30, 2013, our air transportation leasing portfolio was comprised of four leveraged leases on aircraft that were originated in the 1990's and prior.  As of September 30, 2013, the Allowance associated with our air transportation leases was $4.8 million. For the first nine months of 2013, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

All of these higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Non-Performing Assets

Table 17 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 17
(dollars in thousands)	September 30, 2013	December 31, 2012
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,295	$5,534
Commercial Mortgage	2,355	3,030
Construction	—	833
Total Commercial	7,650	9,397
Consumer
Residential Mortgage	20,637	21,725
Home Equity	2,509	2,074
Total Consumer	23,146	23,799
Total Non-Accrual Loans and Leases	30,796	33,196
Foreclosed Real Estate	3,036	3,887
Total Non-Performing Assets	$33,832	$37,083

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$8	$27
Total Commercial	8	27
Consumer
Residential Mortgage	7,460	6,908
Home Equity	2,896	2,701
Automobile	193	186
Other [1]	841	587
Total Consumer	11,390	10,382
Total Accruing Loans and Leases Past Due 90 Days or More	$11,398	$10,409
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$39,845	$31,844
Total Loans and Leases	$6,006,642	$5,854,521
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.51%	0.57%
Ratio of Non-Performing Assets to Total Loans and Leases, and Foreclosed Real Estate	0.56%	0.63%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases, and Commercial Foreclosed Real Estate	0.35%	0.45%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.71%	0.75%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases, and Foreclosed Real Estate	0.75%	0.81%
Changes in Non-Performing Assets
Balance as of December 31, 2012	$37,083
Additions	13,346
Reductions
Payments	(6,890)
Return to Accrual Status	(4,276)
Sales of Foreclosed Real Estate	(4,665)
Charge-offs/Write-downs	(766)
Total Reductions	(16,597)
Balance as of September 30, 2013	$33,832

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $33.8 million as of September 30, 2013, a decrease of $3.3 million or 9% from December 31, 2012.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.56% as of September 30, 2013 and 0.63% as of December 31, 2012.

Commercial and industrial non-accrual loans decreased by $0.2 million or 4% from December 31, 2012 due to paydowns, partially offset by the addition of one loan.  As of September 30, 2013, three commercial borrowers comprised 90% of the non-accrual balance in this category.  We individually evaluated each of these loans for impairment and have previously recorded partial charge-offs of $5.3 million on two of these loans.

Commercial mortgage non-accrual loans decreased by $0.7 million or 22% from December 31, 2012 due to payments received, partially offset by the addition of one loan.  One loan was paid-off in the first nine months of 2013 and the prior partial charge-off of $0.5 million was fully recovered. We have individually evaluated all five commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

There was one construction non-accrual loan as of December 31, 2012. This loan was sold in the first quarter of 2013 and a prior partial charge-off of $0.3 million was fully recovered.

Residential mortgage non-accrual loans decreased by $1.1 million or 5% from December 31, 2012 primarily due to $5.4 million in paydowns and $1.2 million returning to accrual status. This decrease was partially offset by $5.9 million in additions, of which 19% were Oahu owner-occupant properties.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of September 30, 2013, our residential mortgage non-accrual loans were comprised of 53 loans with a weighted average current LTV ratio of 69%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.9 million or 22% from December 31, 2012.  During the first nine months of 2013, 15 residential properties were sold and 13 residential properties were transferred to foreclosed real estate. As of September 30, 2013, foreclosed real estate was comprised of one commercial property and seven Hawaii residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $11.4 million as of September 30, 2013, a $1.0 million or 10% increase from December 31, 2012.  This increase was primarily in our residential mortgage and other consumer portfolios.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $71.7 million as of September 30, 2013 and $50.6 million as of December 31, 2012, and had a related Allowance of $11.5 million as of September 30, 2013 and $3.7 million as of December 31, 2012.  These increases were primarily due to four borrowers with $21.2 million of commercial loans outstanding and a related Allowance of $7.4 million as of September 30, 2013.  We have individually evaluated these four loans for impairment and have recorded no charge-offs. As of September 30, 2013, we have recorded charge-offs of $11.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 18 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 18
(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial
Commercial and Industrial	$8,372	$4,319
Commercial Mortgage	5,476	1,032
Construction	1,064	833
Total Commercial	14,912	6,184
Consumer
Residential Mortgage	31,453	29,036
Automobile	4,878	5,641
Other [1]	226	282
Total Consumer	36,557	34,959
Total	$51,469	$41,143

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $10.3 million or 25% from December 31, 2012. Commercial TDRs increased primarily due to performing classified loans that were modified in conjunction with the renewals of these facilities. These commercial TDRs all remain on accrual status as scheduled payments continue to be received.  The majority of our consumer TDRs are residential mortgage loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.

Reserve for Credit Losses

Table 19 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 19
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$130,494	$137,862	$134,276	$144,025
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(607)	(519)	(1,255)	(3,028)
Construction	—	—	—	(330)
Lease Financing	(16)	—	(16)	—
Consumer
Residential Mortgage	(405)	(628)	(1,828)	(3,577)
Home Equity	(1,106)	(1,061)	(4,499)	(5,159)
Automobile	(457)	(472)	(1,461)	(1,436)
Other [1]	(2,083)	(2,354)	(5,618)	(5,199)
Total Loans and Leases Charged-Off	(4,674)	(5,034)	(14,677)	(18,729)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	498	578	1,373	3,035
Commercial Mortgage	519	14	543	48
Construction	11	3	357	3
Lease Financing	11	83	33	166
Consumer
Residential Mortgage	1,290	739	2,712	1,781
Home Equity	614	258	1,697	993
Automobile	348	433	1,265	1,453
Other [1]	488	1,454	1,520	2,636
Total Recoveries on Loans and Leases Previously Charged-Off	3,779	3,562	9,500	10,115
Net Loans and Leases Charged-Off	(895)	(1,472)	(5,177)	(8,614)
Provision for Credit Losses	—	—	—	979
Provision for Unfunded Commitments	148	—	648	—
Balance at End of Period [2]	$129,747	$136,390	$129,747	$136,390

Components
Allowance for Loan and Lease Losses	$123,680	$130,971	$123,680	$130,971
Reserve for Unfunded Commitments	6,067	5,419	6,067	5,419
Total Reserve for Credit Losses	$129,747	$136,390	$129,747	$136,390

Average Loans and Leases Outstanding	$5,892,888	$5,716,421	$5,826,424	$5,640,733

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.06%	0.10%	0.12%	0.20%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	2.06%	2.27%	2.06%	2.27%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2013, the Allowance was $123.7 million or 2.06% of total loans and leases outstanding, compared with an Allowance of $128.9 million or 2.20% of total loans and leases outstanding as of December 31, 2012.  The decrease in the Allowance was commensurate with the Company's stable credit risk profile and an improving Hawaii economy. With continued improvement in the Hawaii economy and stability in our credit risk profile, including reductions in our higher risk loan segments, we may require a lower level of the Allowance in future periods.

Net charge-offs of loans and leases were $0.9 million or 0.06% of total average loans and leases, on an annualized basis, in the third quarter of 2013 compared to $1.5 million or 0.10% of total average loans and leases, on an annualized basis, in the third quarter of 2012.  Net charge-offs of loans and leases were $5.2 million or 0.12% of total average loans and leases, on an annualized basis, in the first nine months of 2013 compared to $8.6 million or 0.20% of total average loans and leases, on an annualized basis, in the first nine months of 2012. All of our commercial portfolios were in net recovery positions for the first nine months of 2013.  Net recoveries in our commercial portfolios were $1.0 million for the first nine months of 2013 compared to net charge-offs of $0.1 million for the same period in 2012. Net charge-offs in our consumer portfolios were $6.2 million for the first nine months of 2013 compared to $8.5 million for the same period in 2012. This decrease was primarily reflected in our consumer real estate portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2013, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of September 30, 2013, an increase of $0.6 million or 12% from December 31, 2012. The increase in the Unfunded Reserve was primarily due to growth in commercial commitments to lend. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors.

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

In managing interest rate risk, we, through the Asset/Liability Management Committee (“ALCO”), measure short and long-term sensitivities to changes in interest rates.  The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•	adjusting the balance sheet mix or altering the interest rate characteristics of assets and liabilities;

•	changing product pricing strategies;

•	modifying characteristics of the investment securities portfolio; and

•	using derivative financial instruments.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to September 30, 2013 and December 31, 2012, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  With the recent rise in interest rates and changes to our balance sheet mix, our net interest income simulations indicated that the base case scenario as of September 30, 2013 was approximately 4.6% higher compared to December 31, 2012.  As a result, our net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2013 was slightly less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2012.  Also contributing to the slightly reduced sensitivity profile as of September 30, 2013 was the diversification of our investment securities portfolio into securities which were less rate-sensitive, such as municipal and corporate bonds, and the reduction of our positions in mortgage-related assets in order to reduce extension risk in rising interest rate environments.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile				Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2013		December 31, 2012
Gradual Change in Interest Rates (basis points)
+200	$5,153	1.4%	$9,396	2.6%
+100	3,070	0.8%	4,893	1.4%
-100	(5,711)	-1.5%	(8,387)	-2.4%

Immediate Change in Interest Rates (basis points)
+200	$15,021	4.0%	$26,050	7.3%
+100	8,811	2.4%	14,449	4.1%
-100	(19,106)	-5.1%	(25,931)	-7.3%

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of September 30, 2013, investment securities with a carrying value of $155.5 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30, 2013, we could have borrowed an additional $1.1 billion from the FHLB and an additional $656.0 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first nine months of 2013.  As of September 30, 2013, cash and cash equivalents were $389.2 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $11.6 billion.  As of September 30, 2013, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of September 30, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2013, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 21 below.  There have been no conditions or events since September 30, 2013 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2013, shareholders' equity was $992.7 million, a decrease of $29.0 million or 3% from December 31, 2012. For the first nine months of 2013, other comprehensive loss of $62.7 million, cash dividends paid of $60.5 million, and common stock repurchased of $33.2 million were partially offset by earnings of $111.4 million, common stock issuances of $11.7 million, and shared-based compensation of $4.2 million. Other comprehensive loss of $62.7 million for the first nine months of 2013 was primarily due to a $41.6 million after-tax decrease in the fair value of our available-for-sale investment securities. Should market interest rates continue to increase during the remainder of 2013, we may experience further reductions in the fair value of our available-for-sale investment securities, which may result in lower levels of capital. During the first nine months of 2013, we also reclassified at fair value approximately $579.9 million in available-for-sale investment securities to the held-to-maturity category. The related net unrealized after-tax losses at the date of transfer of approximately $16.8 million remains in accumulated other comprehensive income to be accreted over the estimated remaining life of the securities as an adjustment of yield. For the first nine months of 2013, included in the amount of common stock repurchased were 606,149 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $50.39 and a total cost of $30.5 million. From the beginning of our share repurchase program in July 2001 through September 30, 2013, we repurchased a total of 50.8 million shares of common stock and returned a total of $1.86 billion to our shareholders at an average cost of $36.50 per share. As of September 30, 2013, remaining buyback authority under our share repurchase program was $39.0 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From October 1, 2013 through October 22, 2013, the Parent repurchased an additional 16,000 shares of common stock at an average cost of $54.97 per share for a total of $0.9 million.  Remaining buyback authority under our share repurchase program was $38.1 million as of October 22, 2013.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

On October 25, 2013, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 13, 2013 to shareholders of record at the close of business on November 29, 2013.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 21 presents our regulatory capital and ratios as of September 30, 2013 and December 31, 2012.

	Regulatory Capital and Ratios		Table 21
	(dollars in thousands)	September 30, 2013	December 31, 2012
	Regulatory Capital
	Shareholders’ Equity	$992,686	$1,021,665
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	1,295	1,442
	Net Unrealized Gains (Losses) on Investment Securities	(3,422)	59,777
	Other	2,604	2,326
	Tier 1 Capital	960,692	926,603
	Allowable Reserve for Credit Losses	78,494	72,580
	Total Regulatory Capital	$1,039,186	$999,183

	Risk-Weighted Assets	$6,228,293	$5,744,722

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	15.42%	16.13%
	Total Capital Ratio	16.68	17.39
	Tier 1 Leverage Ratio	6.95	6.83

Regulatory Initiatives Affecting the Banking Industry

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

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that as of September 30, 2013, the Company's capital levels would remain "well-capitalized" under the new rules.

Stress Testing

The Dodd-Frank Act also requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish self-administered annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion, but delayed the initial stress test until the fall of 2013 (utilizing data as of September 30, 2013).  The final stress testing rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

On July 30, 2013, the FRB, OCC, and FDIC proposed supervisory guidance for these stress tests. The joint proposed guidance discusses supervisory expectations for stress test practices, provides examples of practices that would be consistent with those expectations, and offers additional details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice. Comments on this joint proposed guidance were due in September 2013. Additionally, under an interim final rule adopted by the FRB on September 24, 2013, the Company must incorporate the more stringent Basel III capital rules into its stress tests, but has been given a one-year transition period until October 2014 to begin that incorporation.

We are required to submit our initial stress testing results, utilizing data as of September 30, 2013, to the FRB by March 31, 2014.  In addition, we are also required to make our first stress test-related public disclosure between June 15 and June 30, 2015 by disclosing summary results of our stress testing utilizing data as of September 30, 2014.

Debit Card Interchange Fees

On July 31, 2013, a U.S. District Court judge declared invalid provisions of the rule issued by the FRB under the Durbin Amendment of the Dodd-Frank Act, regarding the amount of the debit card interchange fee cap and the network non-exclusivity provisions, which was effective October 1, 2011. The court ruled that the FRB, when determining the amount of the fee cap, erred in using criteria outside the scope Congress intended to determine the fee cap, thereby causing the fee cap to be set higher than warranted. The court also ruled that the Durbin Amendment required merchants to be given a choice between multiple unaffiliated networks (signature and PIN networks) for each debit card transaction, as opposed to the FRB’s rule allowing debit card networks and issuers to make only one network available for each type of debit transaction. In September 2013, the U.S. District Court judge agreed to the FRB’s request to leave the existing rules in place until an appeals court rules on the case. If not overturned on appeal, this ruling could adversely affect debit card interchange fees for the banking industry, including the Company. However, these developments are preliminary and the impact on the Company’s statements of income is not determinable at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2013 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2013	100,915	$54.13	96,000	$42,688,855
August 1 - 31, 2013	48,515	54.94	47,500	40,078,696
September 1 - 30, 2013	21,000	52.64	21,000	38,973,339
Total	170,430	$54.17	164,500

[1]
During the third quarter of 2013, 5,930 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of September 30, 2013, $39.0 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 28, 2013		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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