Form 10-K
period 2013-12-31
BANK OF HAWAII CORP
filed 2014-02-25
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☐    No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $50.32, was approximately $2,205,592,123. There was no non-voting common equity of the registrant outstanding on that date.
As of February 14, 2014, there were 44,536,988 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on April 25, 2014, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2013 Form 10-K Annual Report

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

Competition

The Company operates in a highly competitive environment subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through alternative delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, we believe the Company has developed an effective competitive advantage in its market.

Supervision and Regulation

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The descriptions are qualified in their entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

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

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has broadly affected the financial services industry and significantly restructured the financial regulatory regime since its passage in July 2010. The Dodd-Frank Act and its regulations have implemented sweeping changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector by requiring ongoing stress testing of banks' capital, mandating higher capital and liquidity requirements, establishing new standards for mortgage lenders, increasing regulation of executive and incentive-based compensation and numerous other provisions. Additional provisions in the Dodd-Frank Act also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds. All of these new rules and regulations may result in increased compliance and other costs, increased legal risk and decreased product offerings.

As is discussed throughout the following sections, many aspects of the Dodd-Frank Act are subject to further rulemaking which will take effect over several years. These new rules and regulations will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions, including the Company and the Bank. Although we have already experienced some decrease in revenue as a result of the rules implemented under the Dodd-Frank Act, it remains difficult to anticipate the overall financial impact the Dodd-Frank Act will have on the Company, our customers or the financial industry in general.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2013, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.

In December 2010, the oversight body of the Basel Committee on Banking Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III,” which includes reforms regarding capital, leverage, and liquidity. In July 2013, the FRB, the Office of the Comptroller of the Currency (the "OCC") and the FDIC finalized rules to implement the Basel III capital rules in the United States. These comprehensive rules are designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations.

As part of implementing the provisions of the Dodd-Frank Act, in October 2012, the FRB published final rules requiring banks with total consolidated assets of more than $10.0 billion to conduct and publish annual stress tests. Compliance with these requirements began in October 2013.

See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on Basel III and stress testing.

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

Volcker Rule

On December 10, 2013, the final “Volcker Rule” under the Dodd-Frank Act was approved by the FRB, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission. The Volcker Rule prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The final rule may limit or restrict the Company’s activities related to proprietary trading and private equity investing. In connection with the issuance of the regulations, the FRB exercised its authority to extend the conformance period for compliance with the Volcker Rule by one year from July 21, 2014 to July 21, 2015. During the remaining conformance period, each banking entity is expected to engage in good faith efforts that will result in conformance of all its activities and investments with the requirements of the Volcker Rule by July 21, 2015. The Company has determined that the Volcker Rule does not materially apply to our current or anticipated future operations, and therefore, is not expected to have a material impact on the Company's Consolidated Financial Statements.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund (the "DIF"), which the FDIC maintains by assessing depository institutions an insurance premium. As a result of higher levels of bank failures over the last few years and the dramatic increase in resolution costs of the FDIC, the DIF was depleted. In addition, the amount of FDIC insurance coverage for insured deposits was increased from $100,000 to $250,000 per depositor, per institution, and until January 1, 2013, the insurance coverage for non-interest bearing demand deposits was unlimited. These developments caused increased stress on the DIF. To restore reserves and ensure that the DIF would be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. As a result, on December 30, 2009, the Bank prepaid its assessment in the amount of $42.3 million related to years 2010 through 2012. During 2013, the FDIC returned the remaining balance of $15.5 million of our prepaid FDIC assessment.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved final rules on assessments which became effective on April 1, 2011. These final rules redefined the base for FDIC insurance assessments from the amount of insured deposits to an institution's "average consolidated total assets minus average tangible equity." The FDIC's final rules eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10.0 billion) and combined CAMELS ratings and certain financial measures into two scorecards; one for most large banks and another for the remaining large, highly complex banks. Each scorecard assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate. However, the FDIC retains the ability to adjust the total score of large and highly complex banks based upon quantitative or qualitative measures not adequately captured in the scorecards. Our FDIC insurance assessment was $7.8 million in 2013, $7.9 million in 2012, and $9.3 million in 2011.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency responsible for promulgating regulations designed to protect consumers including implementing, examining and enforcing compliance with federal consumer financial laws. The Dodd-Frank Act adds prohibitions on unfair, deceptive and abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In 2013, the CFPB focused its rulemaking in the area of mortgage reform, issuing six mortgage-related rules that became effective January 10, 2014, involving new Ability-To-Repay requirements, standards for the “Qualified Mortgage” safe harbor, a new regulatory framework for mortgage servicing, and changes to loan originator compensation. The CFPB, along with other prudential regulators and the Department of Justice, have also expanded their regulatory examinations and investigations focus to a concept of “fair and responsible banking.” Fair and responsible banking strives to provide equal credit opportunities to all applicants of a community, to prohibit discrimination by lenders on the basis of certain borrower characteristics, and to ensure that a bank’s practices are not deceptive, unfair, or take unreasonable advantage of the consumer or businesses when offering retail financial services. The focus will be expanded to encompass the entire loan life cycle, including post-closing activities such as collections and servicing, and pre-application activities such as marketing and loan solicitation and origination.  Fair and responsible banking ensures that banks provide fair and equitable access to the entire spectrum of financial products and services, including credit cards, student and auto lending, to all consumers and businesses in the marketplace it serves, and strives to be clear and transparent in all communications with customers, treating them fairly in all circumstances.

Additional rulemakings to come under the Dodd-Frank Act make it difficult to predict the ultimate effect on our financial condition or results of operations.

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

Employees

As of December 31, 2013, we had approximately 2,200 employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2013.

Peter S. Ho, 48
Chairman and Chief Executive Officer since July 2010 and President since April 2008; Vice Chairman and Chief Banking Officer from January 2006 to April 2008.

Kent T. Lucien, 60
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007.

Peter M. Biggs, 62
Vice Chairman since February 2011 and Chief Retail Officer since April 2012; Senior Executive Vice President, Consumer Products Division from March 2006 to February 2011.

Sharon M. Crofts, 48
Vice Chairman of Operations and Technology since October 2012; Senior Executive Vice President of Operations from May 2008 to October 2012; Executive Vice President and Chief Compliance Officer from December 2005 to May 2008.

Wayne Y. Hamano, 59
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007 and oversees the Commercial Banking and Investment Services Groups; Senior Executive Vice President, Hawaii Commercial Banking Division from July 2006 to September 2007.

Mark A. Rossi, 64
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007.

Mary E. Sellers, 57
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 59
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Derek J. Norris, 64
Senior Executive Vice President and Controller since December 2009; Executive Vice President and Controller since December 2008; Executive Vice President and General Auditor from January 2002 to December 2008.

Item 1A.  Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business, financial and regulatory conditions. The risks and uncertainties described below are some of the important inherent risk factors that could affect our business and operations, although they are not the only risks that may have a material adverse affect on the Company.

Changes in business and economic conditions, in particular those of Hawaii and the Pacific Islands (Guam and nearby islands), could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, real estate, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution, and Federal, State of Hawaii and County budget issues may impact consumer and corporate spending. As a result, such events may contribute to a significant deterioration in general economic conditions in our markets which could adversely impact us and our customers' operations.

General economic conditions in Hawaii continued to be healthy in 2013, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an accelerating construction industry. However, deterioration of economic conditions or the slow pace of economic recovery, either locally or nationally, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

Changes in defense spending by the federal government as a result of congressional budget cuts could adversely impact the economy in Hawaii and the Pacific Islands.

The U.S. military has a major presence in Hawaii and the Pacific Islands. As a result, the U.S. military is an important aspect of the economies in which we operate. The funding of the U.S. military is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. Government to enact legislation, such as appropriations bills on the debt ceiling. U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. Cuts in defense and other security spending could have an adverse impact on the economies in which we operate, which could adversely affect our business, financial condition, and results of operations.

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

Legislation and regulatory initiatives affecting the financial services industry, including new restrictions and requirements, could detrimentally affect the Company's business.

In light of current conditions and the market expectation of a slow economic recovery, regulators have increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking, securities and tax laws, are under intense scrutiny because of the current economic environment. The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although many of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, roughly half of the rules required to be implemented under the Dodd-Frank Act have yet to be implemented and will require further interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations have resulted and are likely to continue to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse affect on our operating results and financial condition.

The regulation of most consumer financial products and services is now centralized in the CFPB, where it has begun to exercise its broad rule-making, supervisory, and examination authority, as well as expanded data collecting and enforcement powers, over depository institutions with more than $10.0 billion in assets. The CFPB has recently focused its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act (Reg X), the Truth-in-Lending Act (Reg Z), the Equal Credit Opportunity Act (Reg B), and the Fair Debt Collection Practices Act. In January 2013, the CFPB issued six mortgage-related rulemakings involving, among other things, new Ability-to-Repay requirements, standards for the “Qualified Mortgage” safe harbor, a new regulatory framework for mortgage servicing, and changes to loan originator compensation arrangements, all of which will create challenges for product and service offerings, operations and compliance programs. These rules became effective January 10, 2014.

Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, will remain with the FRB. Many of the rules and regulations of the CFPB have not been implemented, and therefore, the scope and impact of the CFPB's actions cannot be determined at this time. This creates significant uncertainty for the Company and the financial services industry in general.

These new laws, regulations, and changes may continue to increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The future impact of the many provisions of the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon regulatory interpretation and rulemaking that will be undertaken over the next several months and years. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, and results of operations.

Changes in the capital, leverage, liquidity requirements and the introduction of stress testing requirements for financial institutions could materially affect future requirements of the Company.

Under Basel III, financial institutions will be required to have more capital and a higher quality of capital. Under the final rules issued by the banking regulators, minimum requirements will increase for both the quantity and quality of capital held by the Company. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.

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

Compliance with Basel III and the results of our stress testing may result in increased capital, liquidity, and disclosure requirements. See the "Regulatory Initiatives Affecting the Banking Industry" section in MD&A for more information.

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

In recent years, Hawaii overhauled its rules for nonjudicial, or out-of-court, foreclosures.  Previously, nonjudicial foreclosures were how most lenders handled foreclosures in Hawaii, as the process was quicker and less expensive than going through court.  The revised rules had the unintended effect of lenders forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, creating a backlog that has slowed the judicial foreclosure process.  Although some of the backlog has been cleared, lenders continue to use the judicial foreclosure process exclusively, making the foreclosure process very lengthy. There is discussion about further changes to the foreclosure laws in Hawaii, with the potential to create further delays for new and existing cases.  In addition, the joint federal-state settlement with several mortgage servicers over foreclosure practice abuses creates additional uncertainty for the Company and the mortgage servicing industry in general as it relates to the implementation of mortgage loan modifications and loss mitigation practices in the future.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could affect our financial condition or results of operations.

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

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. These third parties with which we do business or that facilitate our business activities, including exchanges, clearing firms, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although we have safeguards and business continuity plans in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses, loss of customers, or damage to our reputation.

An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications to misappropriate passwords, credit card numbers, bank account information or other personal information or to introduce viruses or other malware through "trojan horse" programs to our customers' computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber crime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving customer personal and financial information, the potential impact on the Company and any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and an increase in our costs.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) Result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and expose the Bank to civil litigation, governmental fines and possible financial liability; 4) Require significant management attention and resources to remedy the damages that result; or 5) Harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows.

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

Our mortgage banking income was particularly strong in 2012 due to high levels of loan refinancing activity and loan sales, which were the result of low interest rates. Our mortgage banking income decreased in 2013 compared to 2012 as rising interest rates during 2013 adversely impacted the salable loan pipeline volume and its related loan sales margins. Further decreases in mortgage banking income could adversely affect our results of operations.

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

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

During 2013, we repurchased 0.7 million shares of our common stock at a total cost of $35.5 million under our share repurchase program. We also paid cash dividends of $80.5 million during 2013. In January 2014, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. In addition, from January 1, 2014 through February 14, 2014, the Parent repurchased an additional 113,500 shares of common stock at an average cost of $57.85 per share and a total cost of $6.6 million. As of February 14, 2014, remaining buyback authority was $27.4 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

Whether we continue and the amount and timing of such dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our shareholders. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands. Additional information with respect to premises and equipment is presented in Notes 6 and 19 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Information required by this item is set forth in Note 19 to the Consolidated Financial Statements, under the discussion related to Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2013	$59.92	$44.88	$59.14	$22.75	$1.80
First Quarter	50.91	44.88	50.81		0.45
Second Quarter	52.17	46.04	50.32		0.45
Third Quarter	57.13	50.50	54.45		0.45
Fourth Quarter	59.92	53.16	59.14		0.45

2012	$49.99	$41.41	$44.05	$22.83	$1.80
First Quarter	48.75	44.08	48.35		0.45
Second Quarter	49.99	44.02	45.95		0.45
Third Quarter	48.92	45.29	45.62		0.45
Fourth Quarter	46.38	41.41	44.05		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 14, 2014, there were 6,540 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2013	25,680	$55.82	24,000	$37,630,080
November 1 - 30, 2013	46,720	58.78	43,000	35,103,270
December 1 - 31, 2013	41,824	58.63	19,275	33,980,763
Total	114,224	$58.06	86,275

1 During the fourth quarter of 2013, 27,949 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001. As of December 31, 2013, $34.0 million remained of the total $1.9 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2008 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
Bank of Hawaii Corporation	$100	$109	$114	$112	$115	$160
S&P 500 Index	$100	$126	$146	$149	$172	$228
S&P Banks Index	$100	$94	$114	$102	$127	$173

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Year Ended December 31,
Operating Results
Net Interest Income	$358.9	$377.3	$390.2	$406.5	$412.3
Provision for Credit Losses	—	1.0	12.7	55.3	107.9
Total Noninterest Income	186.2	200.3	197.7	255.3	267.8
Total Noninterest Expense	331.0	334.3	348.2	346.2	350.0
Net Income	150.5	166.1	160.0	183.9	144.0
Basic Earnings Per Share	3.39	3.68	3.40	3.83	3.02
Diluted Earnings Per Share	3.38	3.67	3.39	3.80	3.00
Dividends Declared Per Share	1.80	1.80	1.80	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.10%	1.22%	1.22%	1.45%	1.22%
Net Income to Average Shareholders' Equity (ROE)	14.78	16.23	15.69	18.16	16.42
Efficiency Ratio [1]	60.71	57.88	59.23	52.32	51.46
Net Interest Margin [2]	2.81	2.97	3.13	3.41	3.72
Dividend Payout Ratio [3]	53.10	48.91	52.94	47.00	59.60
Average Shareholders' Equity to Average Assets	7.44	7.52	7.78	7.98	7.44

Average Balances
Average Loans and Leases	$5,883.7	$5,680.3	$5,349.9	$5,472.5	$6,145.0
Average Assets	13,692.1	13,609.2	13,105.0	12,687.7	11,783.4
Average Deposits	11,396.8	10,935.0	9,924.7	9,509.1	9,108.4
Average Shareholders' Equity	1,018.3	1,023.3	1,020.1	1,012.7	877.2

Weighted Average Shares Outstanding
Basic Weighted Average Shares	44,380,948	45,115,441	47,064,925	48,055,025	47,702,500
Diluted Weighted Average Shares	44,572,725	45,249,300	47,224,981	48,355,965	48,009,277

As of December 31,
Balance Sheet Totals
Loans and Leases	$6,095.4	$5,854.5	$5,538.3	$5,335.8	$5,759.8
Total Assets	14,084.3	13,728.4	13,846.4	13,126.8	12,414.8
Total Deposits	11,914.7	11,529.5	10,592.6	9,889.0	9,409.7
Long-Term Debt	174.7	128.1	30.7	32.7	90.3
Total Shareholders' Equity	1,012.0	1,021.7	1,002.7	1,011.1	896.0

Asset Quality
Allowance for Loan and Lease Losses	$115.5	$128.9	$138.6	$147.4	$143.7
Non-Performing Assets [4]	39.7	37.1	40.8	37.8	48.3

Financial Ratios
Allowance to Loans and Leases Outstanding	1.89%	2.20%	2.50%	2.76%	2.49%
Tier 1 Capital Ratio	15.55	16.13	16.68	18.28	14.84
Total Capital Ratio	16.81	17.39	17.95	19.55	16.11
Tier 1 Leverage Ratio	7.07	6.83	6.73	7.15	6.76
Total Shareholders' Equity to Total Assets	7.19	7.44	7.24	7.70	7.22
Tangible Common Equity to Tangible Assets [5]	6.98	7.23	7.03	7.48	6.98
Tangible Common Equity to Risk-Weighted Assets [5]	15.49	17.24	17.93	19.29	15.45

Non-Financial Data
Full-Time Equivalent Employees	2,196	2,276	2,370	2,399	2,418
Branches and Offices	74	76	81	82	83
ATMs	466	494	506	502	485
Common Shareholders of Record	6,564	6,775	6,977	7,128	7,323

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a fully taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Excluded from non-performing assets are contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the "Use of Non-GAAP Financial Measures" section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures. The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy relative to other financial institutions. Although these Non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. The following table provides a reconciliation of these Non-GAAP financial measures with their most closely related GAAP measures.

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Total Shareholders' Equity	$1,011,976	$1,021,665	$1,002,667	$1,011,133	$895,973
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	33	83	154	233
Tangible Common Equity	$980,459	$990,115	$971,067	$979,462	$864,223

Total Assets	$14,084,280	$13,728,372	$13,846,391	$13,126,787	$12,414,827
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	33	83	154	233
Tangible Assets	$14,052,763	$13,696,822	$13,814,791	$13,095,116	$12,383,077
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$6,330,532	$5,744,722	$5,414,481	$5,076,909	$5,594,532

Total Shareholders' Equity to Total Assets	7.19%	7.44%	7.24%	7.70%	7.22%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.98%	7.23%	7.03%	7.48%	6.98%

Tier 1 Capital Ratio	15.55%	16.13%	16.68%	18.28%	14.84%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	15.49%	17.24%	17.93%	19.29%	15.45%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of recent legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2013 and 2012, $2.3 billion or 16% and $3.4 billion or 25%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2013 and 2012, $22.0 million and $33.6 million, respectively, of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2013 and 2012, Level 3 financial assets recorded at fair value on a recurring basis were $25.3 million and $47.1 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2013 and 2012, Level 3 financial liabilities recorded at fair value on a recurring basis were $21.0 million and $32.4 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2013 and 2012, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also reviews a sample of securities priced by the Company's third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor's reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 20 to the Consolidated Financial Statements for more information on our fair value measurements.

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

Income Taxes

We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in eight federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2013 and 2012, we carried a valuation allowance of $4.2 million and $5.1 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2013 and 2012, our liabilities for UTBs were $11.8 million and $15.4 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our principal and only operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders. Our business plan is balanced between growth and risk management while maintaining flexibility to adjust to economic changes. We remain cautious about the local and national economies, interest rates, loan demand, and regulatory initiatives that are expected to impact the financial services industry. We intend to continue to focus on providing customers with a competitive mix of products and services, maintaining strong credit quality, improving expense management, and efficiently managing capital.

Hawaii Economy

General economic conditions in Hawaii continue to be healthy, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an accelerating construction industry. In 2013, a record 8.2 million visitors arrived in Hawaii, surpassing the 2012 record of 8.0 million visitors by 2.6%. Total visitor spending for 2013 increased by 2.0% compared to the same period in 2012.  The statewide seasonally-adjusted unemployment rate was 4.5% in December 2013, compared to 6.7% nationally.  The volume of single-family home sales on Oahu was 4.6% higher in 2013 compared to 2012 and the volume of condominium sales on Oahu was 11.8% higher in 2013 compared to 2012.  The median price of single-family home sales on Oahu increased 4.8% in 2013 and the median price of condominium sales on Oahu was 4.6% higher compared to 2012.  As of December 31, 2013, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.7 months and 2.9 months, respectively. According to the National Housing Trend Report for December 2013, Honolulu had the third lowest median number of days on the market for housing inventory in the United States.

Earnings Summary

Net income for 2013 was $150.5 million, a decrease of $15.6 million or 9% compared to 2012. Diluted earnings per share were $3.38 in 2013, a decrease of $0.29 or 8% compared to 2012. Our return on average assets was 1.10% in 2013, a decrease of 12 basis points from 2012, and our return on average shareholders' equity was 14.78% in 2013, a decrease of 145 basis points from 2012.

Our lower net income in 2013 was primarily due to the following:

•
Net interest income was $358.9 million in 2013, a decrease of $18.4 million or 5% compared to 2012. Our net interest margin was 2.81% in 2013, a decrease of 16 basis points compared to 2012. The lower margin in 2013 was primarily due to the reinvestment of investment securities and the origination of new loans at lower yields. However, as interest rates increased significantly since the early part of the second quarter of 2013, our net interest margin has improved over the last two quarters. To the extent interest rates remain at these higher levels or increase further, it is possible that our margins may continue to improve. However, as interest rates are still at relatively low levels, any potential increase in our margin will take time to be fully realized.

•
Mortgage banking income was $19.2 million in 2013, a decrease of $16.5 million or 46% compared to 2012 as rising interest rates during 2013 adversely impacted the amount of refinance activity and the related loan sales margins.

These items were partially offset by the following:

•
Trust and asset management income was $47.9 million in 2013, an increase of $2.7 million or 6% in 2013 compared to 2012. This increase was primarily due to higher market values of assets under management and higher trust termination fees.

•
Net occupancy expense was $38.7 million in 2013, a decrease of $4.2 million or 10% in 2013 compared to 2012. This decrease was primarily due to branch closures during 2012, combined with higher sublease revenue in 2013.

•	The provision for income taxes was $63.7 million in 2013, a decrease of $12.6 million or 16% compared to 2012 due to a lower pretax income and a lower effective income tax rate.

We continued our focus on maintaining a strong balance sheet throughout 2013, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the "Allowance") was $115.5 million as of December 31, 2013, a decrease of $13.4 million or 10% from December 31, 2012. The ratio of our Allowance to total loans and leases outstanding decreased to 1.89% as of December 31, 2013, compared to 2.20% as of December 31, 2012. The decrease in the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and an improving Hawaii economy.

•
We continued to invest excess liquidity in high-grade investment securities. As of December 31, 2013, the total carrying value of our investment securities portfolio was $7.0 billion, relatively unchanged from December 31, 2012. In 2013, we reduced our positions in U.S. Treasury Notes and mortgage-backed securities issued by the Government National Mortgage Association ("Ginnie Mae"). We re-invested these proceeds, in part, into corporate and municipal bond holdings.

•
Total deposits were $11.9 billion as of December 31, 2013, an increase of $385.2 million or 3% from December 31, 2012. This growth was due to general economic expansion in the State of Hawaii and an increase in our market share of the deposit market. However, public time deposits decreased as a result of reduced pricing in those products.

•
Total shareholders' equity was $1.0 billion as of December 31, 2013, a decrease of $9.7 million or 1% from December 31, 2012. This decrease was due, in part, to a $64.1 million after-tax decrease in the fair value of our available-for-sale investment securities, of which $16.8 million was related to securities that were subsequently reclassified to the held-to-maturity category for capital management purposes. Should market interest rates continue to increase, we may experience further reductions in the fair value of our available-for-sale investment securities, which may result in lower levels of capital. We also continued to return capital to our shareholders in the form of share repurchases and dividends. During 2013, we repurchased 0.7 million shares of common stock at a total cost of $35.5 million under our share repurchase program. We also paid cash dividends of $80.5 million during 2013. These decreases to shareholders' equity were partially offset by earnings in 2013 of $150.5 million.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2013			2012			2011
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits	$4.0	$—	0.26%	$3.7	$—	0.26%	$4.2	$—	0.19%
Funds Sold	221.2	0.4	0.19	263.5	0.5	0.20	380.2	0.8	0.22
Investment Securities
Available-for-Sale	2,822.5	61.6	2.18	3,346.3	75.0	2.24	4,439.8	105.4	2.37
Held-to-Maturity	4,086.6	91.8	2.25	3,636.7	95.0	2.61	2,279.6	72.2	3.16
Loans Held for Sale	16.4	0.7	4.18	14.7	0.6	4.29	11.0	0.5	4.54
Loans and Leases [1]
Commercial and Industrial	865.8	30.9	3.57	800.2	31.3	3.91	790.6	31.8	4.02
Commercial Mortgage	1,152.9	46.9	4.06	988.2	42.9	4.34	887.1	42.8	4.82
Construction	114.6	5.4	4.75	101.9	5.1	5.04	80.1	4.0	5.06
Commercial Lease Financing	261.6	6.0	2.31	283.3	6.8	2.39	322.1	8.7	2.71
Residential Mortgage	2,275.8	101.7	4.47	2,349.6	111.3	4.74	2,126.9	111.5	5.24
Home Equity	761.5	31.4	4.12	773.2	33.4	4.31	784.9	37.4	4.76
Automobile	232.3	12.7	5.48	196.8	11.7	5.96	194.4	13.2	6.78
Other [2]	219.2	18.0	8.21	187.1	15.2	8.11	163.8	12.4	7.57
Total Loans and Leases	5,883.7	253.0	4.30	5,680.3	257.7	4.54	5,349.9	261.8	4.89
Other	78.3	1.2	1.50	79.9	1.1	1.41	79.9	1.1	1.40
Total Earning Assets [3]	13,112.7	408.7	3.12	13,025.1	429.9	3.30	12,544.6	441.8	3.52
Cash and Noninterest-Bearing Deposits	138.9			137.2			135.3
Other Assets	440.5			446.9			425.1
Total Assets	$13,692.1			$13,609.2			$13,105.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,140.5	$0.6	0.03%	$1,938.6	$0.5	0.03%	$1,786.7	$0.7	0.04%
Savings	4,461.4	3.9	0.09	4,447.8	4.5	0.10	4,501.0	7.3	0.16
Time	1,406.2	5.6	0.40	1,524.6	7.4	0.48	1,067.8	10.3	0.96
Total Interest-Bearing Deposits	8,008.1	10.1	0.13	7,911.0	12.4	0.16	7,355.5	18.3	0.25
Short-Term Borrowings	31.7	—	0.15	15.1	—	0.14	18.2	—	0.11
Securities Sold Under Agreements to Repurchase	809.4	26.9	3.32	1,335.7	28.9	2.16	1,845.8	29.2	1.58
Long-Term Debt	171.0	2.6	1.50	31.5	1.9	6.10	31.6	2.0	6.23
Total Interest-Bearing Liabilities	9,020.2	39.6	0.44	9,293.3	43.2	0.47	9,251.1	49.5	0.53
Net Interest Income		$369.1			$386.7			$392.3
Interest Rate Spread			2.68%			2.83%			2.99%
Net Interest Margin			2.81%			2.97%			3.13%
Noninterest-Bearing Demand Deposits	3,388.7			3,024.0			2,569.2
Other Liabilities	264.9			268.6			264.6
Shareholders' Equity	1,018.3			1,023.3			1,020.1
Total Liabilities and Shareholders' Equity	$13,692.1			$13,609.2			$13,105.0

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $10.2 million for 2013, $9.5 million for 2012, and $2.1 million for 2011.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2013 Compared to 2012			Year Ended December 31, 2012 Compared to 2011
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$—	$(0.1)	$(0.2)	$(0.1)	$(0.3)
Investment Securities
Available-for-Sale	(11.5)	(1.9)	(13.4)	(24.8)	(5.6)	(30.4)
Held-to-Maturity	11.0	(14.2)	(3.2)	37.1	(14.3)	22.8
Loans Held for Sale	0.1	—	0.1	0.1	—	0.1
Loans and Leases
Commercial and Industrial	2.5	(2.9)	(0.4)	0.4	(0.9)	(0.5)
Commercial Mortgage	6.9	(2.9)	4.0	4.6	(4.5)	0.1
Construction	0.6	(0.3)	0.3	1.1	—	1.1
Commercial Lease Financing	(0.6)	(0.2)	(0.8)	(1.0)	(0.9)	(1.9)
Residential Mortgage	(3.4)	(6.2)	(9.6)	11.1	(11.3)	(0.2)
Home Equity	(0.5)	(1.5)	(2.0)	(0.5)	(3.5)	(4.0)
Automobile	2.0	(1.0)	1.0	0.1	(1.6)	(1.5)
Other [2]	2.6	0.2	2.8	1.9	0.9	2.8
Total Loans and Leases	10.1	(14.8)	(4.7)	17.7	(21.8)	(4.1)
Other	—	0.1	0.1	—	—	—
Total Change in Interest Income	9.6	(30.8)	(21.2)	29.9	(41.8)	(11.9)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1	0.1	(0.3)	(0.2)
Savings	—	(0.6)	(0.6)	(0.1)	(2.7)	(2.8)
Time	(0.6)	(1.2)	(1.8)	3.4	(6.3)	(2.9)
Total Interest-Bearing Deposits	(0.5)	(1.8)	(2.3)	3.4	(9.3)	(5.9)
Securities Sold Under Agreements to Repurchase	(13.9)	11.9	(2.0)	(9.4)	9.1	(0.3)
Long-Term Debt	3.1	(2.4)	0.7	—	(0.1)	(0.1)
Total Change in Interest Expense	(11.3)	7.7	(3.6)	(6.0)	(0.3)	(6.3)
Change in Net Interest Income	$20.9	$(38.5)	$(17.6)	$35.9	$(41.5)	$(5.6)
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
Net interest income was $358.9 million in 2013, a decrease of $18.4 million or 5% compared to 2012. On a taxable-equivalent basis, net interest income was $369.1 million in 2013, a decrease of $17.6 million or 5% compared to 2012. Net interest margin decreased by 16 basis points in 2013 compared to 2012. The lower margin in 2013 was primarily due to the reinvestment of investment securities and the origination of new loans at lower yields. However, as interest rates increased significantly since the early part of the second quarter of 2013, our net interest margin has improved over the last two quarters. To the extent interest rates remain at these higher levels or increase further, it is possible that our margins may continue to improve. However, as interest rates are still at relatively low levels, any potential increase in our margins may take time to be fully realized.

Yields on our earning assets decreased by 18 basis points in 2013 compared to 2012, reflective of lower yields on investment securities and loans. Yields on our investment securities portfolio decreased by 21 basis points in 2013 compared to 2012, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities. Yields on our loans and leases decreased by 24 basis points in 2013 compared to 2012, with lower yields in nearly every category of loans and leases, as a result of the current low interest rate environment. Partially offsetting the lower yields on our earning assets in 2013 compared to 2012 were slightly lower funding costs primarily due to marginally lower rates paid on our interest-bearing deposits combined with lower rates paid on our long-term debt. Rates paid on our securities sold under agreements to repurchase increased by 116 basis points in 2013 compared to 2012. This increase was primarily due to local government entities, during the second and third quarters of 2012, transferring their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into public time deposits, leaving the balance of our repurchase agreements consisting mainly of longer term agreements. These agreements with private entities have longer terms at relatively higher interest rates. Rates paid on our long-term debt decreased by 460 basis points in 2013 compared to 2012 primarily due to $150.0 million in FHLB advances received since the fourth quarter of 2012 at relatively low interest rates.
Average balances of our earning assets increased by $87.6 million or 1% in 2013 compared to 2012 primarily due to an increase in the average balance of our loans and leases. Average balances of our commercial mortgage portfolio increased by $164.8 million primarily due to increased demand from new and existing customers as the economy in Hawaii continues to improve and the average balances of our commercial and industrial loan portfolio increased by $65.6 million due to an increase in corporate demand for funding. The increase in the average balances of these loan categories was partially offset by a $73.7 million decrease in our residential mortgage loan portfolio primarily due to lower originations, particularly refinancing activity, as a result of higher interest rates. In addition, the average balance of our residential mortgage loan portfolio declined due to continued paydowns and increased sales of loans in the secondary market. The increase in the average balances of our earning assets was also partially offset by a $73.9 million decrease in the average balance of our investment securities portfolio. In 2013, we continued to reduce our holdings in U.S. Treasury notes and our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities. We re-invested these proceeds, in part, into corporate and municipal bond holdings. Average balances in our U.S. Treasury Notes decreased by $288.6 million and average balances in our mortgage-backed securities issued by Ginnie Mae decreased by $122.6 million in 2013 compared to 2012. Average balances of our corporate bonds increased by $246.0 million and our municipal bond holdings increased by $176.6 million in 2013 compared to 2012.
Average balances of our interest-bearing liabilities decreased by $273.1 million or 3% in 2013 compared to 2012. Average balances of our time deposits decreased by $118.4 million as some customers moved their funds to more liquid deposits. Average balances of our securities sold under agreements to repurchase decreased by $526.4 million, a portion of which was transferred by local government entities into time deposits. Partially offsetting the decrease was a $171.3 million increase in the average balances of our premier interest-bearing demand products and a $139.5 million increase in the average balance of our long-term debt due to advances from the FHLB primarily for asset/liability management purpose. Partially offsetting the decrease in the average balances of our interest-bearing liabilities in 2013 compared to 2012 was an increase of $281.0 million average balance in our commercial noninterest-bearing demand deposits.
Net interest income was $377.3 million in 2012, an increase of $12.9 million or 3% compared to 2011. On a taxable-equivalent basis, net interest income was $386.7 million in 2012, a decrease of $5.6 million or 1% compared to 2011. Net interest margin decreased by 16 basis points in 2012 compared to 2011. Yields on our earning assets decreased by 22 basis points in 2012 compared to 2011, reflective of investments and loans repricing at lower rates. Yields on our investment securities portfolio decreased by 21 basis points in 2012 compared to 2011, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities. Yields on our loans and leases declined in nearly every category in 2012 compared to 2011. Partially offsetting the lower yields on our earning assets was a decrease in deposit funding costs. Rates paid on our interest-bearing liabilities decreased by 6 basis points in 2012 compared to 2011. Rates paid on our savings deposits decreased by 6 basis points in 2012 compared to 2011 and rates paid on our time deposits decreased by 48 basis points in 2012 compared to 2011, partially offset by a 58 basis point increase on our rates paid on securities sold under agreements to repurchase as local government entities transferred their funds into time deposits.
Average balances of our earning assets increased by $480.5 million or 4% in 2012 compared to 2011 primarily due to an increase in our investment securities portfolio and residential mortgage loan portfolio. In 2012, we reduced our positions in U.S. Treasury Notes and mortgage-backed securities issued by Ginnie Mae and re-invested these proceeds, in part, into municipal bond holdings and debt securities issued by the Small Business Administration (the "SBA"). Average balances in our U.S. Treasury Notes decreased by $137.7 million and average balances in our mortgage-backed securities issued by Ginnie Mae decreased by $344.9 million in 2012 compared to 2011. Average balances of our municipal bond holdings increased by $511.8 million and average balances of our SBA securities increased by $253.1 million in 2012 compared to 2011. Also contributing to the increase in average balances of our earning assets was a $222.7 million increase in the average balance of our residential mortgage loan portfolio primarily due to strong refinancing activity, resulting from low interest rates, as well as our decision to add more fixed-rate conforming saleable loans to our portfolio.
Average balances of our interest-bearing liabilities remained relatively unchanged at $9.3 billion in 2012 and 2011. Average balances of our interest-bearing deposits increased by $555.5 million in 2012 compared to 2011 primarily due to an increase in average public time deposit balances. This was partially offset by a $510.1 million decrease in average public repurchase agreement balances due to the transfer of local government entities' funds to time deposits noted above.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded no Provision in 2013, a Provision of $1.0 million in 2012, and a Provision of $12.7 million in 2011. Our decision to not record a Provision in 2013 was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the "Corporate Risk Profile – Credit Risk" section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2013, 2012, and 2011.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
Trust and Asset Management	$47,932	$45,229	$45,046	$2,703	$183	6%	—%
Mortgage Banking	19,186	35,644	14,664	(16,458)	20,980	(46)	143
Service Charges on Deposit Accounts	37,124	37,621	38,733	(497)	(1,112)	(1)	(3)
Fees, Exchange, and Other Service Charges	50,469	48,965	60,227	1,504	(11,262)	3	(19)
Investment Securities Gains (Losses), Net	—	(77)	6,366	77	(6,443)	(100)	(101)
Insurance	9,190	9,553	10,957	(363)	(1,404)	(4)	(13)
Bank-Owned Life Insurance	5,892	6,805	6,330	(913)	475	(13)	8
Other	16,430	16,546	15,332	(116)	1,214	(1)	8
Total Noninterest Income	$186,223	$200,286	$197,655	$(14,063)	$2,631	(7)%	1%

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $10.4 billion, $9.9 billion, and $9.3 billion as of December 31, 2013, 2012, and 2011, respectively. Trust and asset management income increased by $2.7 million or 6% in 2013 compared to 2012. This increase was primarily due to a $1.1 million increase in agency fees mainly due to higher market values of assets under management. Special service fees increased by $0.6 million mainly due to higher trust termination fees. In addition, management fees increased by $0.5 million. Trust and asset management income remained relatively unchanged in 2012 compared to 2011. Testamentary fees increased $0.8 million and agency fees rose $0.4 million in 2012 compared to 2011. This was partially offset by a $0.9 million decrease in special service fees which were the result of two large trust termination fees recorded in the first quarter of 2011.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $16.5 million or 46% in 2013 compared to 2012 as rising interest rates during 2013 adversely impacted the amount of refinance activity and the related loan sales margins.  In particular, rising interest rates caused our refinance activity to decrease, particularly in the fourth quarter of 2013, in comparison to the high volume experienced in 2012. Mortgage banking income increased by $21.0 million or 143% in 2012 compared to 2011. This increase was primarily due to higher loan originations, sales volume and margins resulting from lower interest rates.

Service charges on deposit accounts decreased by $0.5 million or 1% in 2013 compared to 2012. This decrease was primarily due to a $0.3 million decline in account analysis fees due to higher investable balances resulting in larger earnings credit rates granted to our customers. In addition, overdraft fees also decreased by $0.3 million primarily due to a reduction in American Samoa deposit accounts. Service charges on deposit accounts decreased by $1.1 million or 3% in 2012 compared to 2011. This decrease was primarily due to a decline in account analysis fees as a result of reduced charges applied against the customers' earnings credit rate.

Fees, exchange, and other service charges are primarily comprised of debit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $1.5 million or 3% in 2013 compared to 2012. This increase was partially due to a $0.7 million increase in fees from our consumer credit cards, introduced in late 2012. Also contributing to the increase was a $0.7 million increase in other loan fees, primarily prepayment penalty fees and syndication and administration fees. Fees, exchange, and other service charges decreased by $11.3 million or 19% in 2012 compared to 2011. This decrease was primarily due to a $10.9 million decline in debit card income resulting mainly from the pricing restrictions imposed by the Durbin Amendment, which was effective October 1, 2011.

There were no sales of investment securities in 2013. The sales of investment securities resulted in a $0.1 million net loss in 2012 and a $6.4 million net gain in 2011. The amount and timing of our sales of investment securities are dependent on a number of factors, including our efforts to preserve capital levels while managing duration and extension risk.

Insurance income decreased by $0.4 million or 4% in 2013 compared to 2012 and by $1.4 million or 13% in 2012 compared to 2011 primarily due to lower sales of our annuity products. The low interest rate environment, in particular, adversely affected sales of our fixed annuity products in 2012.

Bank-owned life insurance decreased by $0.9 million or 13% in 2013 compared to 2012.  This decrease was primarily due to a $0.6 million one-time bonus adjustment on one of our policies in the third quarter of 2012, combined with lower yields received in the current year. Bank-owned life insurance increased by $0.5 million or 8% in 2012 compared to 2011 primarily due to the previously mentioned $0.6 million one-time bonus adjustment on one of our policies in the third quarter of 2012.

Other noninterest income decreased by $0.1 million or 1% in 2013 compared to 2012. This decrease was primarily due to a $0.5 million contingent payment received in the third quarter of 2012 related to the 2010 sale of our proprietary mutual funds. This decrease was offset by a $0.5 million increase in fees from safe deposit box rentals. Other noninterest income increased by $1.2 million or 8% in 2012 compared to 2011. This increase was primarily due to a lessee exercising its early buy-out option on two cargo ship leveraged leases which resulted in a pre-tax gain of $3.5 million in the first quarter of 2012. As noted above, we also received a $0.5 million contingent payment in the third quarter of 2012 related to the 2010 sale of our proprietary mutual funds. These increases were partially offset by a $2.0 million contingent payment received in the third quarter of 2011 related to the 2010 sale of our proprietary mutual funds, combined with a $1.0 million pre-tax loss related to the sale and termination of an aircraft lease in the first quarter of 2012.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2013, 2012, and 2011.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2013	2012	2011	2013 to 2012	2012 to 2011	2013 to 2012	2012 to 2011
Salaries and Benefits:
Salaries	$115,389	$115,208	$115,512	$181	$(304)	—%	—%
Incentive Compensation	16,568	16,926	16,367	(358)	559	(2)	3
Share-Based Compensation	4,932	6,961	5,720	(2,029)	1,241	(29)	22
Commission Expense	6,874	6,993	6,489	(119)	504	(2)	8
Retirement and Other Benefits	15,289	16,014	16,829	(725)	(815)	(5)	(5)
Payroll Taxes	11,242	10,593	10,645	649	(52)	6	—
Medical, Dental, and Life Insurance	9,431	9,319	9,039	112	280	1	3
Separation Expense	4,486	2,394	2,215	2,092	179	87	8
Total Salaries and Benefits	184,211	184,408	182,816	(197)	1,592	—	1
Net Occupancy	38,745	42,965	43,169	(4,220)	(204)	(10)	—
Net Equipment	18,366	19,723	18,849	(1,357)	874	(7)	5
Data Processing	13,840	13,202	14,067	638	(865)	5	(6)
Professional Fees	9,405	9,623	8,623	(218)	1,000	(2)	12
FDIC Insurance	7,765	7,873	9,346	(108)	(1,473)	(1)	(16)
Other Expense:
Delivery and Postage Services	8,423	8,612	8,955	(189)	(343)	(2)	(4)
Mileage Program Travel	6,190	6,741	8,910	(551)	(2,169)	(8)	(24)
Merchant Transaction and Card Processing Fees	4,569	4,895	5,162	(326)	(267)	(7)	(5)
Advertising	5,021	4,659	5,484	362	(825)	8	(15)
Other	34,434	31,587	42,812	2,847	(11,225)	9	(26)
Total Other Expense	58,637	56,494	71,323	2,143	(14,829)	4	(21)
Total Noninterest Expense	$330,969	$334,288	$348,193	$(3,319)	$(13,905)	(1)%	(4)%

Total salaries and benefits remained relatively unchanged in 2013 compared to 2012. Share-based compensation decreased by $2.0 million primarily due to amortization expense recorded in 2012 related to stock options granted during that year. These stock options were fully amortized in 2012 and there were no stock options granted in 2013. Retirement and other benefits decreased by $0.7 million primarily due to credit adjustments related to forfeitures recorded in the fourth quarter of 2013. These decreases were offset by a $2.1 million increase in separation expense coupled with a $0.6 million increase in payroll taxes mainly due to higher Hawaii unemployment tax rates in 2013. Total salaries and benefits increased by $1.6 million or 1% in 2012 compared to 2011. Share-based compensation increased by $1.2 million primarily due to an increase in amortization related to performance-based restricted stock granted in the first quarter of 2012. In addition, incentive compensation and commission expense increased by $0.6 million and $0.5 million, respectively. These increases were partially offset by a $0.8 million decrease in retirement and other benefits due to lower amortization expense related to our pension plan.

Net occupancy decreased by $4.2 million or 10% in 2013 compared to 2012. This decrease was primarily due to branch closures during 2012, combined with higher sublease revenue in 2013. As a result, net rental expense decreased by $2.4 million and depreciation and amortization expense decreased by $0.8 million. In addition, we recorded impairment charges of $1.1 million in 2012 related to several of the Company's branch premises. Net occupancy remained relatively unchanged in 2012 compared to 2011.

Net equipment expense decreased by $1.4 million or 7% in 2013 compared to 2012 primarily due to a $1.2 million purchase of technology equipment in 2012. Net equipment expense increased by $0.9 million or 5% in 2012 compared to 2011 primarily due to the previously noted purchase of technology equipment in 2012.

Data processing expense increased by $0.6 million or 5% in 2013 compared to 2012 primarily due to new services provided in 2013 including improvements to our online and mobile banking systems. Data processing expense decreased by $0.9 million or 6% in 2012 compared to 2011.

Professional fees decreased by $0.2 million or 2% in 2013 compared to 2012 primarily due to lower legal fees. Professional fees increased by $1.0 million or 12% in 2012 compared to 2011 primarily due to an increase in information technology and tax consulting fees.

FDIC insurance expense remained relatively unchanged in 2013 compared to 2012. FDIC insurance expense decreased by $1.5 million or 16% in 2012 compared to 2011 primarily due to lower rate assessments which became effective April 1, 2011.

Other noninterest expense increased by $2.1 million or 4% in 2013 compared to 2012. This increase was primarily due to a $1.7 million increase in operating losses, which include losses as a result of bank error, fraud, items processing, or theft. In addition, insurance expense increased by $1.4 million mainly due to a reserve reduction in the fourth quarter of 2012. These increases were partially offset by a $1.0 million decrease in donation expense. Other noninterest expense decreased by $14.8 million or 21% in 2012 compared to 2011. This decrease was primarily due to a $9.0 million settlement of overdraft litigation recorded in 2011. In addition, expenses related to our debit card airline mileage program decreased by $2.2 million, insurance expense decreased by $1.6 million, and operating losses decreased by $1.5 million in 2012 compared to 2011.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2013, 2012, and 2011:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2013	$63,659	29.73%
2012	76,214	31.46%
2011	66,937	29.49%

The provision for income taxes was $63.7 million in 2013, a decrease of $12.6 million or 16% compared to 2012. The lower effective tax rate in 2013 compared to 2012 was primarily due to lower pretax income (by increasing the effect that permanent tax differences, such as tax credits and release of reserves, have on the overall effective tax rate), a $3.4 million release of reserves related to the closing of a state audit for prior years, $0.9 million in higher tax credits, and $0.4 million resulting from higher tax-exempt municipal bond income. Also favorably impacting the effective tax rate in 2013 was a $0.8 million release of a valuation allowance for the expected utilization of capital losses due to the sale of a low-income housing investment.

The provision for income taxes was $76.2 million in 2012, an increase of $9.3 million or 14% compared to 2011. The higher effective tax rate in 2012 compared to 2011 was primarily due to higher pretax income. This was partially offset by a tax gain of $4.1 million related to a lessee exercising its early buy-out option on two cargo ship leveraged leases.

The provision for income taxes was $66.9 million and the effective tax rate was 29.49% in 2011. The effective tax rate in 2011 was favorably impacted by lower pretax income as well as several significant discrete tax items. We recorded a $3.5 million credit to the provision for income taxes related to the reversal of liabilities for unrecognized state tax benefits due to the lapse in the statute of limitations related to tax years held open by the settlement of the Lease In-Lease Out ("LILO") and Sale In-Lease Out ("SILO") transactions and the filing of Hawaii amended tax returns to report the Internal Revenue Service ("IRS") adjustments. We also recorded a $3.5 million credit to the provision for income taxes related to the release of general reserves due to the closing of the IRS audit for tax years 2007 and 2008 and as a result of settling interest due to the IRS for tax years 1998 through 2006. Also favorably impacting the effective tax rate in 2011 was a $3.5 million release of a valuation allowance for the expected utilization of capital losses on the future sale of a low-income housing investment.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. Table 6 summarizes net income from our business segments for 2013, 2012, and 2011. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Retail Banking	$27,242	$39,741	$32,803
Commercial Banking	37,931	49,515	51,387
Investment Services	9,843	8,923	9,943
Total	75,016	98,179	94,133
Treasury and Other	75,486	67,897	65,910
Consolidated Total	$150,502	$166,076	$160,043
Retail Banking
Net income decreased by $12.5 million or 31% in 2013 compared to 2012 primarily due to decreases in noninterest income and net interest income, partially offset by decreases in noninterest expense and the Provision. The decrease in noninterest income was primarily due to lower mortgage banking income. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances and higher margins on the segment's loan portfolio. The decrease in noninterest expense was primarily due to lower occupancy and donation expense related to branch closures in 2012, impairment recorded in 2012 related to several branch premises, and lower debit card expenses related to changes in the debit card airline mileage program. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and a stable underlying risk profile of the loan portfolio.

Net income increased by $6.9 million or 21% in 2012 compared to 2011 primarily due to decreases in the Provision and noninterest expense, combined with an increase in noninterest income. This was partially offset by a decrease in net interest income. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to higher 2011 allocated expenses related to the overdraft litigation settlement accrued in the second quarter of 2011. The increase in noninterest income was primarily due to higher mortgage banking income, partially offset by lower debit card interchange income resulting from the pricing restrictions imposed by the Durbin Amendment, which was effective October 1, 2011. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit and loan balances.

Commercial Banking
Net income decreased by $11.6 million or 23% in 2013 compared to 2012 primarily due to increases in the Provision and noninterest expense and a decrease in net interest income. The increase in the Provision was due to higher net charge-offs of loans in the segment. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by an increase in loan margins attributable to strong loan growth. The increase in noninterest expense was primarily due to higher salaries, other operating and allocated expenses.

Net income decreased by $1.9 million or 4% in 2012 compared to 2011 primarily due to a decrease in net interest income. This was partially offset by decreases in the provision for income taxes and noninterest expense. The decrease in net interest income was due to lower earnings credits on the segment's deposit portfolio, partially offset by higher average deposit balances. The decrease in the provision for income taxes was attributed to a gain recognized upon a lessee exercising its early buy-out option on two cargo ship leveraged leases in the first quarter of 2012. The decrease in noninterest expense was primarily due to lower other operating expense, higher allocated expenses in 2011 related to the overdraft litigation settlement accrued in the second quarter of 2011, and lower allocated FDIC insurance expense resulting from lower rate assessments.

Investment Services
Net income increased by $0.9 million or 10% in 2013 compared to 2012 primarily due to an increase in noninterest income and a decrease in noninterest expense. This was partially offset by a decrease in net interest income. The increase in noninterest income was primarily due to higher trust and asset management income attributable to an increase in the average market value of assets under administration driven by continued growth in our agency business, an increase in investment advisory fees and higher trust termination fees. The decrease in noninterest expense was primarily due to lower salaries expense. The decrease in net interest income was primarily due to lower earnings credits on the segment's deposit portfolio.
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
Treasury and Other
Net income increased by $7.6 million or 11% in 2013 compared to 2012 primarily due to a reduction in the provision for income taxes and a reduction in the Provision. The reduction in the provision for income taxes was primarily due to a reduction in the corporate effective tax rate. The decrease in the Provision for the segment represents the reduction in the Allowance due to the strength in credit quality.
Net income increased by $2.0 million or 3% in 2012 compared to 2011 primarily due to an increase in net interest income. This was partially offset by lower noninterest income. The increase in net interest income was primarily due to lower deposit funding costs partially offset by lower yields in the investment portfolio. The decrease in noninterest income was primarily due to lower net investment securities gains.
Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2013
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$1.6	2.3%	$251.2	1.8%	$138.1	1.5%	$—	—%	$390.9	1.7%	$397.3
Debt Securities Issued by States and Political Subdivisions [1]	0.4	5.6	100.4	2.9	471.3	3.1	119.7	5.5	691.8	3.5	686.8
Debt Securities Issued by Corporations	31.7	1.5	98.5	1.8	150.0	1.9	—	—	280.2	1.8	273.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	64.5	2.2	558.1	2.3	18.6	4.9	—	—	641.2	2.3	653.2
Residential - U.S. Government-Sponsored Enterprises	0.3	4.7	14.6	2.8	7.0	3.2	—	—	21.9	3.0	23.3
Commercial - Government Agencies	—	—	17.5	1.6	202.4	1.7	—	—	219.9	1.7	209.6
Total Mortgage-Backed Securities	64.8	2.3	590.2	2.2	228.0	2.0	—	—	883.0	2.2	886.1
Total	$98.5	2.0%	$1,040.3	2.1%	$987.4	2.4%	$119.7	5.5%	$2,245.9	2.4%	$2,243.7
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$30.2	1.3%	$393.9	1.3%	$9.9	1.5%	$—	—%	$434.0	1.3%	$433.4
Debt Securities Issued by States and Political Subdivisions [1]	—	—	—	—	130.8	4.0	122.2	5.5	253.0	4.8	253.7
Debt Securities Issued by Corporations	—	—	—	—	5.2	2.5	185.0	2.1	190.2	2.1	184.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	7.4	1.8	2,273.6	2.3	1,242.3	2.7	—	—	3,523.3	2.4	3,488.6
Residential - U.S. Government-Sponsored Enterprises	—	—	18.1	3.8	3.5	2.4	—	—	21.6	3.6	23.0
Commercial - Government Agencies	—	—	—	—	322.4	2.9	—	—	322.4	2.9	314.4
Total Mortgage-Backed Securities	7.4	1.8	2,291.7	2.3	1,568.2	2.7	—	—	3,867.3	2.5	3,826.0
Total	$37.6	1.4%	$2,685.6	2.2%	$1,714.1	2.8%	$307.2	3.4%	$4,744.5	2.5%	$4,697.6
Total Investment Securities
As of December 31, 2013	$136.1		$3,725.9		$2,701.5		$426.9		$6,990.4		$6,941.3
As of December 31, 2012	$601.0		$4,331.6		$1,621.0		$333.2		$6,886.8		$7,055.3

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $7.0 billion as of December 31, 2013, an increase of $25.6 million or less than 1% compared to December 31, 2012.

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

In 2013, we continued to reduce our holdings in U.S. Treasury notes and our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) in an effort to manage extension risk related to our mortgage-backed securities. We re-invested these proceeds, in part, into corporate and municipal bond holdings. As of December 31, 2013, our remaining portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2013, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of December 31, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

Gross unrealized gains in our investment securities portfolio were $68.5 million as of December 31, 2013 and $172.3 million as of December 31, 2012. Gross unrealized losses on our investment securities were $117.6 million as of December 31, 2013 and $3.8 million as of December 31, 2012. This increase in our gross unrealized loss positions on our investment securities was primarily due to an increase in interest rates beginning in the second quarter of 2013, relative to the interest rate environment when the investment securities were purchased. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, municipal bond holdings, and corporate bonds.

During 2013, we reclassified at fair value $579.9 million in available-for-sale investment securities to the held-to-maturity category to enhance our capital management in a rising interest rate environment. In addition, management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

As of December 31, 2013, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $562.1 million, representing 60% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
The Company's corporate bond holdings as of December 31, 2013 had a fair value of $458.0 million. Of this total, $184.5 million or 40% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $273.5 million of corporate bonds, 91% were credit-rated A or better by Standard & Poor's while the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
As of December 31, 2013, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial
Commercial and Industrial	$911,367	$829,512	$817,170	$772,624	$795,167
Commercial Mortgage	1,247,510	1,097,425	938,250	863,385	841,431
Construction	107,349	113,987	98,669	80,325	108,395
Lease Financing	262,207	274,969	311,928	334,997	412,933
Total Commercial	2,528,433	2,315,893	2,166,017	2,051,331	2,157,926
Consumer
Residential Mortgage	2,282,894	2,349,916	2,215,892	2,094,189	2,190,677
Home Equity	773,385	770,376	780,691	807,479	921,571
Automobile	255,986	209,832	192,506	209,008	283,937
Other [1]	254,689	208,504	183,198	173,785	205,674
Total Consumer	3,566,954	3,538,628	3,372,287	3,284,461	3,601,859
Total Loans and Leases	$6,095,387	$5,854,521	$5,538,304	$5,335,792	$5,759,785
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $6.1 billion as of December 31, 2013. This represents a $240.9 million or 4% increase from December 31, 2012 primarily due to growth in our commercial lending portfolio.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in

Hawaii. Commercial mortgages are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category. Lease financing consists of direct financing leases and leveraged leases and are used by commercial customers to finance capital purchases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits.

Commercial loans and leases were $2.5 billion as of December 31, 2013, an increase of $212.5 million or 9% from December 31, 2012. Commercial and industrial loans increased by $81.9 million or 10% from December 31, 2012 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $150.1 million or 14% from December 31, 2012 primarily to finance new business activities as well as for refinancing opportunities in the current low interest rate environment. Construction loans decreased by $6.6 million or 6% from December 31, 2012. Although we experienced modest growth in this portfolio for most of 2013, reflective of new construction activity in Hawaii, there was a payoff of one construction loan for approximately $21.5 million in the fourth quarter of 2013. Lease financing decreased by $12.8 million or 5% from December 31, 2012 primarily due to continued paydowns in this portfolio. In January 2014, lease financing balances decreased by an additional $18.7 million due to a lessee exercising its early buy-out option on an aircraft leveraged lease. This transaction resulted in a nominal after-tax loss.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, indirect auto loans and leases, and other consumer loans including personal credit lines, direct installment loans, and rewards-based consumer credit cards. These products are generally offered in the geographic markets we serve. Although we offer a variety of products, our residential mortgage loan portfolio is primarily comprised of fixed rate loans concentrated in Hawaii. We also offer a variety of home equity lines and loans, usually secured by second mortgages on residential property of the borrower. Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships. Direct installment loans are generally unsecured and are often used for personal expenses or for debt consolidation.

Consumer loans and leases were $3.6 billion as of December 31, 2013, an increase of $28.3 million or 1% from December 31, 2012. Residential mortgage loans decreased by $67.0 million or 3% from December 31, 2012 primarily due to lower loan originations, the result of higher interest rates in 2013 and continued paydowns in this portfolio. Home equity loans increased by $3.0 million or less than 1% from December 31, 2012 primarily due to an increase in loan production and higher line utilization. Consumer demand for home equity loans has, in part, been favorably impacted by real estate values. Automobile loans increased by $46.2 million or 22% from December 31, 2012 primarily due to increased customer demand. Other consumer loans increased by $46.2 million or 22% from December 31, 2012 primarily due to our successful installment loan campaign in the second quarter of 2013 as well as growth in our consumer credit card balances.

See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2013
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$818,770	$40,596	$48,436	$1,436	$2,129	$911,367
Commercial Mortgage	1,127,772	36,962	82,776	—	—	1,247,510
Construction	97,535	—	9,814	—	—	107,349
Lease Financing	45,627	191,159	3,334	—	22,087	262,207
Total Commercial	2,089,704	268,717	144,360	1,436	24,216	2,528,433
Consumer
Residential Mortgage	2,161,092	—	117,975	3,827	—	2,282,894
Home Equity	744,014	5,389	22,126	1,856	—	773,385
Automobile	192,026	1,442	58,332	4,186	—	255,986
Other [3]	187,107	—	29,402	38,177	3	254,689
Total Consumer	3,284,239	6,831	227,835	48,046	3	3,566,954
Total Loans and Leases	$5,373,943	$275,548	$372,195	$49,482	$24,219	$6,095,387
Percentage of Total Loans and Leases	88%	5%	6%	1%	0%	100%

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

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2013
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$343,172	$309,514	$258,681	$911,367
Construction	34,725	28,623	44,001	107,349
Total	$377,897	$338,137	$302,682	$1,018,716

1 Based on contractual maturities.
2 As of December 31, 2013, loans maturing after one year consisted of $353.9 million in variable rate loans and $286.9 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2013 and 2012. As of December 31, 2013, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $430.5 million as of December 31, 2013, a decrease of $26.6 million or 6% from December 31, 2012. This decrease was primarily due to a $15.7 million decrease in prepaid expenses as a result of the FDIC returning the remaining assessments that were prepaid by us to the FDIC in 2009. Also contributing to the decrease in other assets was an $11.3 million decrease in the fair value of our interest rate swap agreements, which due to our risk mitigating strategies in structuring these agreements are offset with similar decreases recorded in other liabilities. The fair value of these derivative financial instruments is impacted by interest rate movements. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2013 and 2012.

Deposits	Table 11
	December 31,
(dollars in thousands)	2013	2012
Consumer	$5,829,352	$5,537,624
Commercial	4,814,076	4,576,410
Public and Other	1,271,228	1,415,448
Total Deposits	$11,914,656	$11,529,482

Total deposits were $11.9 billion as of December 31, 2013, a $385.2 million or 3% increase from December 31, 2012. Consumer deposits increased by $291.7 million and commercial deposits increased by $237.7 million. This growth was due to general economic expansion in the State of Hawaii and an increase in our market share of the deposit market. However, public time deposits decreased by $144.2 million as a result of reduced pricing in those products.

Average time deposits of $100,000 or more were $1.1 billion in 2013 and $1.2 billion in 2012. See Note 8 to the Consolidated Financial Statements for more information.

Table 12 presents the components of our savings deposits as of December 31, 2013 and 2012.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2013	2012
Money Market	$1,654,435	$1,607,738
Regular Savings	2,905,715	2,791,578
Total Savings Deposits	$4,560,150	$4,399,316

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2013	2012
Government Entities	$170,049	$158,947
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$770,049	$758,947

Securities sold under agreements to repurchase were $770.0 million as of December 31, 2013, an $11.1 million or 1% increase from December 31, 2012. As of December 31, 2013, the weighted average maturity was 364 days for our repurchase agreements with government entities and 5.4 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.7 years.  As of December 31, 2013 and 2012, the weighted average interest rate for repurchase agreements with government entities was 0.19% and 0.12%, respectively, while the weighted average interest rate for repurchase agreements with private institutions as of December 31, 2013 and 2012 was 4.21% and 4.63%, respectively, with all rates being fixed. All of our repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as sales and subsequent repurchases of securities.

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

See Note 9 and 18 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt was $174.7 million as of December 31, 2013, a $46.7 million or 36% increase from December 31, 2012. This increase was due to a $50.0 million advance we received from the FHLB in the first quarter of 2013. The stated interest on the advance is 0.60% with maturity in February 2016. The advance from the FHLB was primarily for asset/liability management purposes. As of December 31, 2013, our remaining line of credit with the FHLB was $1.1 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $35.0 million as of December 31, 2013, a $12.7 million or 27% decrease from December 31, 2012. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The decrease in retirement benefits payable was primarily due to utilizing a higher discount rate assumption.

The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the present value of future benefit obligations as of each year-end is the rate used to estimate the net periodic benefit cost for the following year. Table 14 presents a sensitivity analysis of a 25 basis point change in discount rates to the pension and postretirement benefit plan's net periodic benefit cost and benefit obligations:

Discount Rate Sensitivity Analysis					Table 14
		Impact of
		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Base Discount Rate	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2013 Net Periodic Benefit Cost	4.29%	$28	$2	$(36)	$(4)
Benefit Plan Obligations as of December 31, 2013	5.22%	(2,636)	(769)	2,711	791
Estimated 2014 Net Periodic Benefit Cost	5.22%	_	(72)	(7)	46

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2013, 2012 and 2011, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaii. These loans are secured by first mortgages on real estate at loan-to-value ("LTV") ratios deemed appropriate based on the property type, location, overall quality, and sponsorship. Generally, these LTV ratios do not exceed 75%. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties such as hotels. Substantially our entire commercial mortgage loans are secured by properties located in our primary market area.

In the underwriting of our commercial mortgage loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic fundamentals of the property and the creditworthiness of the borrower. In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property's projected net cash flows to the loan's debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deducting for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower. We typically require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required. Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the operation of the business. Real estate is evaluated independently as a secondary source of repayment. As noted above, LTV ratios generally do not exceed 75%.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income ("DTI") ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate ("LIBOR"). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer interest-only or payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.

On January 10, 2013, the Consumer Financial Protection Bureau (the "CFPB") issued a final rule to ensure that prospective consumers have the ability-to-repay their residential mortgage loans prior to financial institutions extending them credit.  The final rule, which became effective January 2014, provides for certain minimum requirements for financial institutions in making ability-to-repay determinations. In underwriting a residential mortgage loan, lenders will be required to consider among other factors the borrower's current or reasonably expected income or assets, current employment status, current debt obligations, DTI ratios, and the credit history of the borrower. Lenders will be presumed to have complied with the ability-to-repay rule (“safe harbor”) if they issue “Qualified Mortgages” which must meet certain criteria including the general guideline that the DTI ratio may not exceed 43%.  Loans that meet these criteria will be considered "Qualified Mortgages," and as a result will generally protect lenders from fines or litigation in the event of foreclosure. The final rule is not expected to have a material impact on our lending activities and on our statements of income or condition.

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

Our overall credit risk position reflects an improving Hawaii economy, with decreasing levels of higher risk loans and leases and credit losses compared to 2012. The tourism industry is leading the economic recovery in Hawaii with increases in visitor arrivals and spending. The construction industry is also expanding with ongoing or planned developments in mass transit, retail, and condominium projects. The statewide seasonally-adjusted unemployment rate continued to improve throughout 2013 as well. Although we added a $6.4 million commercial and industrial loan in Guam to non-accrual status in the fourth quarter of 2013, the underlying risk profile of our lending portfolio remained stable in 2013.

Higher Risk Loans and Leases

Although asset quality has improved in recent years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile. As of December 31, 2013, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential land loans, certain home equity loans, and air transportation leases. In addition, loans and leases based on Hawaiian islands other than Oahu (the "neighbor islands") may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

Table 15 summarizes the amount of our loan and lease portfolio that demonstrate a higher risk profile. The Allowance associated with these higher risk loans and leases is consistent with our methodologies for each of the respective loan or lease classes. These higher risk loans and leases have been considered in our quarterly evaluation of the adequacy of the Allowance.

Higher Risk Loans and Leases Outstanding	Table 15
	December 31,
(dollars in thousands)	2013	2012
Residential Land Loans	$11,922	$14,984
Home Equity Loans	12,594	19,914
Air Transportation Leases	26,152	27,782
Total	$50,668	$62,680

As of December 31, 2013, our higher risk loans and leases outstanding decreased by $12.0 million or 19% from December 31, 2012, with improvements in each category.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots. These loans often represent higher risk due to the volatility in the value of the underlying collateral. Our residential land loan portfolio was $11.9 million as of December 31, 2013, of which $10.4 million related to properties on the neighbor islands. The decrease in our higher risk exposure in this portfolio in 2013 was primarily due to $2.3 million in payments and $0.8 million in gross loan charge-offs. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio. As of December 31, 2013, there were four residential land loans that were modified as troubled debt restructurings, however the specific Allowance associated with these loans was nominal as they were charged-down to fair value at the time of restructuring. As of December 31, 2013, there was one residential land loan that was 90 days past due as to principal or interest.
The higher risk segment within our Hawaii home equity lending portfolio was $12.6 million or 2% of our total home equity loans outstanding as of December 31, 2013, a decrease of $7.3 million or 37% from December 31, 2012. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original LTV ratios greater than 70%. The decrease in our higher risk exposure in this portfolio segment in 2013 was primarily due to improved credit score migration from our Oahu owner occupants, which account for 69% of this higher risk segment. Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio. As of December 31, 2013, there was no specific Allowance associated with the balance of our higher risk home equity loans. As of December 31, 2013, our higher risk home equity loans had a 90 day past due delinquency ratio of 8.1%. During 2013, $2.6 million or 50% of our gross charge-offs of home equity loans were from our higher risk segment.
We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry. Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power. Carriers are migrating to newer generations of more fuel efficient fleets, which are negatively impacting older generation aircraft valuations. We believe that these risks could place additional pressure on the financial health of air transportation carriers for the foreseeable future. Outstanding credit exposure related to our air transportation leases was $26.2 million as of December 31, 2013, a decrease of $1.6 million or 6% from December 31, 2012. As of December 31, 2013, included in our commercial leasing portfolio were four leveraged leases on aircraft that were originated in the 1990's and prior. As of December 31, 2013, the Allowance associated with our air transportation leases was $2.6 million or 10% of outstanding balances. During 2013, there were no delinquencies in our air transportation leasing portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-Performing Assets [1]
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$11,929	$5,534	$6,243	$1,642	$6,646
Commercial Mortgage	2,512	3,030	2,140	3,503	1,167
Construction	—	833	2,080	288	8,154
Lease Financing	—	—	5	19	631
Total Commercial	14,441	9,397	10,468	5,452	16,598
Consumer
Residential Mortgage	20,264	21,725	25,256	28,152	19,893
Home Equity	1,740	2,074	2,024	2,254	5,153
Other [2]	—	—	—	—	550
Total Consumer	22,004	23,799	27,280	30,406	25,596
Total Non-Accrual Loans and Leases	36,445	33,196	37,748	35,858	42,194
Non-Accrual Loans Held for Sale	—	—	—	—	3,005
Foreclosed Real Estate	3,205	3,887	3,042	1,928	3,132
Total Non-Performing Assets	$39,650	$37,083	$40,790	$37,786	$48,331

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$1,173	$27	$1	$—	$623
Lease Financing	—	—	—	—	120
Total Commercial	1,173	27	1	—	743
Consumer
Residential Mortgage	4,564	6,908	6,422	5,399	8,979
Home Equity	3,009	2,701	2,194	1,067	2,210
Automobile	322	186	170	410	875
Other [2]	790	587	435	707	886
Total Consumer	8,685	10,382	9,221	7,583	12,950
Total Accruing Loans and Leases Past Due 90 Days or More	$9,858	$10,409	$9,222	$7,583	$13,693
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$51,123	$31,844	$33,703	$23,724	$7,274
Total Loans and Leases	$6,095,387	$5,854,521	$5,538,304	$5,335,792	$5,759,785
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.60%	0.57%	0.68%	0.67%	0.73%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.65%	0.63%	0.74%	0.71%	0.84%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.61%	0.45%	0.56%	0.31%	1.04%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.68%	0.75%	0.85%	0.95%	0.72%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.81%	0.81%	0.90%	0.85%	1.08%
1 Excluded from non-performing assets were contractually binding non-accrual loans held for sale of $4.2 million as of December 31, 2009.
2 Comprised of other revolving credit, installment, and lease financing.

Table 17 presents the activity in Non-Performing Assets ("NPAs") for 2013:

Non-Performing Assets (dollars in thousands)	Table 17
Balance at Beginning of Year	$37,083
Additions	26,386
Reductions
Payments	(7,822)
Return to Accrual Status	(6,584)
Sales of Foreclosed Real Estate	(6,096)
Charge-offs/Write-downs	(3,317)
Total Reductions	(23,819)
Balance at End of Year	$39,650

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

Total NPAs were $39.7 million as of December 31, 2013, an increase of $2.6 million or 7% from December 31, 2012.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.65% as of December 31, 2013 and 0.63% as of December 31, 2012. The increase was primarily due to a $6.4 million increase in commercial and industrial non-accrual loans, due to the addition of one commercial loan in Guam.

Commercial and industrial non-accrual loans increased by $6.4 million or 116% from December 31, 2012 primarily due to the addition of one loan in Guam noted above. As of December 31, 2013, two commercial borrowers comprised over 86% of the non-accrual balance. We have evaluated our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $0.5 million or 17% from December 31, 2012. One loan was paid-off in 2013 and the prior partial charge-off on this loan of $0.5 million was fully recovered. We have individually evaluated all five commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

There was one construction non-accrual loan as of December 31, 2012. This loan was sold in the first quarter of 2013 and a prior partial charge-off on this loan of $0.3 million was fully recovered.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $1.5 million or 7% from December 31, 2012. This decrease was primarily due to $7.3 million in payments received and $1.8 million returning to accrual status, partially offset by $8.1 million in additions. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process. As of December 31, 2013, our residential mortgage non-accrual loans were comprised of 55 loans with a weighted average current LTV ratio of 71%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Foreclosed real estate decreased by $0.7 million or 18% from December 31, 2012. This decrease was primarily due to the sales of nineteen properties in 2013 for a net gain of $0.5 million. This was partially offset by fifteen residential properties that were added to foreclosed real estate in 2013. As of December 31, 2013, foreclosed real estate was comprised of one commercial property and five Hawaii residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.9 million as of December 31, 2013, a $0.6 million or 5% decrease from December 31, 2012.  This decrease was primarily in our residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $77.1 million as of December 31, 2013 and $50.6 million as of December 31, 2012, and had a related Allowance of $12.8 million as of December 31, 2013 and $3.7 million as of December 31, 2012.  These increases were primarily due to three borrowers with $20.0 million of commercial loans outstanding and a related Allowance of $8.1 million as of December 31, 2013.  We have individually evaluated these three loans for impairment and have recorded prior charge-offs of $6.6 million on one of these loans.  As of December 31, 2013, we have recorded charge-offs of $17.9 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2013 had been accrued under the original terms, approximately $3.1 million in total interest income would have been recorded in 2013, compared to the $0.4 million recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 18
	December 31,
(dollars in thousands)	2013	2012
Commercial
Commercial and Industrial	$11,563	$4,319
Commercial Mortgage	12,386	1,032
Construction	1,059	833
Total Commercial	25,008	6,184
Consumer
Residential Mortgage	32,339	29,036
Home Equity	795	—
Automobile	5,183	5,641
Other [1]	329	282
Total Consumer	38,646	34,959
Total	$63,654	$41,143
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR increased by $22.5 million or 55% from December 31, 2012. This increase was due in part to the restructure of two Hawaii commercial loans to the same borrower, a $7.0 million commercial mortgage loan and a $3.6 million commercial and industrial loan, which was repaid in the first quarter of 2014. Commercial loans modified in a TDR also increased due to performing classified loans that were modified in conjunction with the renewals of these facilities. These commercial TDRs all remain on accrual status as scheduled payments continue to be received. Residential mortgage loans modified in a TDR are those loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. As of December 31, 2013, $51.1 million or 80% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments. See Note 4 to the Consolidated Financial Statements for a description of the modification programs that we currently offer to our customers.

Reserve for Credit Losses
The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve"). Table 19 presents the activity in the Company's reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 19
(dollars in thousands)	2013	2012	2011	2010	2009
Balance at Beginning of Period	$134,276	$144,025	$152,777	$149,077	$128,667
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(8,083)	(3,617)	(8,112)	(21,125)	(26,641)
Commercial Mortgage	—	—	—	(2,048)	(2,092)
Construction	—	(330)	—	(2,274)	(10,360)
Lease Financing	(16)	—	—	(500)	(14,022)
Consumer
Residential Mortgage	(2,013)	(4,408)	(8,174)	(12,139)	(7,768)
Home Equity	(5,220)	(6,717)	(10,853)	(15,052)	(12,722)
Automobile	(2,131)	(2,082)	(3,229)	(6,425)	(9,903)
Other [1]	(7,657)	(7,005)	(6,392)	(10,315)	(13,233)
Total Loans and Leases Charged-Off	(25,120)	(24,159)	(36,760)	(69,878)	(96,741)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,681	3,939	2,434	2,082	1,211
Commercial Mortgage	557	67	538	68	45
Construction	365	8	—	7,321	476
Lease Financing	41	177	3,528	158	131
Consumer
Residential Mortgage	3,540	2,820	2,152	1,544	1,059
Home Equity	1,943	1,335	1,695	1,597	364
Automobile	1,628	1,931	2,479	3,128	3,153
Other [1]	1,962	3,154	2,492	2,393	2,584
Total Recoveries on Loans and Leases Previously Charged-Off	11,717	13,431	15,318	18,291	9,023
Net Loans and Leases Charged-Off	(13,403)	(10,728)	(21,442)	(51,587)	(87,718)
Provision for Credit Losses	—	979	12,690	55,287	107,878
Provision for Unfunded Commitments	648	—	—	—	250
Balance at End of Period [2]	$121,521	$134,276	$144,025	$152,777	$149,077
Components
Allowance for Loan and Lease Losses	$115,454	$128,857	$138,606	$147,358	$143,658
Reserve for Unfunded Commitments	6,067	5,419	5,419	5,419	5,419
Total Reserve for Credit Losses	$121,521	$134,276	$144,025	$152,777	$149,077
Average Loans and Leases Outstanding	$5,883,686	$5,680,279	$5,349,938	$5,472,534	$6,144,976
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.23%	0.19%	0.40%	0.94%	1.43%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.89%	2.20%	2.50%	2.76%	2.49%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the statements of condition.

Allowance for Loan and Lease Losses

Table 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 20
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial
Commercial and Industrial	$31,942	$20,724	$23,865	$26,343	$24,551
Commercial Mortgage	29,495	33,182	25,900	26,634	25,559
Construction	5,588	3,592	5,326	5,691	4,499
Lease Financing	4,421	15,206	25,471	22,309	27,698
Total Commercial	71,446	72,704	80,562	80,977	82,307
Consumer
Residential Mortgage	14,631	18,063	18,758	18,063	13,884
Home Equity	13,072	24,261	27,232	29,838	28,877
Automobile	4,016	2,370	2,646	5,579	7,349
Other [1]	12,289	11,459	9,408	12,901	11,241
Total Consumer	44,008	56,153	58,044	66,381	61,351
Total Allocation of Allowance for Loan and Lease Losses	$115,454	$128,857	$138,606	$147,358	$143,658

	December 31,
	2013		2012		2011		2010		2009
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	3.50%	14.95%	2.50%	14.17%	2.92%	14.75%	3.41%	14.48%	3.09%	13.81%
Commercial Mortgage	2.36	20.47	3.02	18.74	2.76	16.94	3.08	16.18	3.04	14.61
Construction	5.20	1.76	3.15	1.95	5.40	1.78	7.09	1.50	4.15	1.88
Lease Financing	1.69	4.30	5.53	4.70	8.17	5.63	6.66	6.28	6.71	7.17
Total Commercial	2.83	41.48	3.14	39.56	3.72	39.10	3.95	38.44	3.81	37.47
Consumer
Residential Mortgage	0.64	37.45	0.77	40.14	0.85	40.01	0.86	39.25	0.63	38.03
Home Equity	1.69	12.69	3.15	13.16	3.49	14.10	3.70	15.13	3.13	16.00
Automobile	1.57	4.20	1.13	3.58	1.37	3.48	2.67	3.92	2.59	4.93
Other [1]	4.83	4.18	5.50	3.56	5.14	3.31	7.42	3.26	5.47	3.57
Total Consumer	1.23	58.52	1.59	60.44	1.72	60.90	2.02	61.56	1.70	62.53
Total	1.89%	100.00%	2.20%	100.00%	2.50%	100.00%	2.76%	100.00%	2.49%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2013, the Allowance was $115.5 million or 1.89% of total loans and leases outstanding, compared with an Allowance of $128.9 million or 2.20% of total loans and leases outstanding as of December 31, 2012.  The level of the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and an improving Hawaii economy.

Net charge-offs of loans and leases were $13.4 million or 0.23% of total average loans and leases in 2013 compared to $10.7 million or 0.19% of total average loans and leases in 2012. Net charge-offs in our commercial portfolios were $5.5 million in 2013 compared to net recoveries of $0.2 million in 2012. This increase was primarily due to a $6.6 million partial charge-off related to the previously noted commercial and industrial loan in Guam. Net charge-offs in our consumer portfolios were $7.9 million in 2013 compared to $11.0 million in 2012. This decrease was primarily reflected in our consumer real estate portfolios, reflective of improving trends in our higher risk loan segments.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2013 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment decreased by $1.3 million or 2% from December 31, 2012. This decrease was primarily due to a $10.8 million or 71% decrease in the allocation of the Allowance to our air transportation lease exposure due to reduced risk related to one of our aircraft leveraged leases. Also contributing to the decrease was a $3.7 million or 11% decrease in the allocation of the Allowance to the commercial mortgage class due to lower levels of classified assets. This was partially offset by a $11.2 million or 54% increase in the allocation of the Allowance to the commercial and industrial class due to the previously noted commercial and industrial loan in Guam.
The allocation of the Allowance to our consumer portfolio segment decreased by $12.1 million or 22% from December 31, 2012. This decrease was primarily due to a $3.4 million or 19% decrease in the allocation of the Allowance to residential mortgage loans and an $11.2 million or 46% decrease in the allocation of the Allowance to home equity loans due to lower levels of risk in these portfolios. This was partially offset by a $1.6 million or 69% increase in the allocation of the Allowance to automobile loans and a $0.8 million or 7% increase in the allocation of the Allowance to other consumer loans primarily due to loan growth in these portfolios.
See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of December 31, 2013, an increase of $0.6 million or 12% from December 31, 2012. The increase in the Unfunded Reserve was primarily due to growth in commercial commitments to lend. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $939.8 million as of December 31, 2013 and $782.4 million as of December 31, 2012. We also maintained investments in corporate bonds with a carrying value of $463.7 million as of December 31, 2013 and $108.4 million as of December 31, 2012. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the "Analysis of Statements of Condition - Investment Securities" section in MD&A for more information.

Our use of derivative financial instruments has been very limited in recent years. However, these financial instruments do expose the Company to counterparty credit risk. See Note 17 to the Consolidated Financial Statements for more information.

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

Our use of derivative financial instruments, as detailed in Note 17 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model that attempts to capture the dynamic nature of the balance sheet.  The model is used to estimate and measure the balance sheet sensitivity to changes in interest rates.  These estimates are based on assumptions about the behavior of loan and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits.  While such assumptions are inherently uncertain, we believe that these assumptions are reasonable.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 21 presents, for the twelve months subsequent to December 31, 2013 and 2012, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  With the recent rise in interest rates and changes to our balance sheet mix, our net interest income simulations indicated that the base case scenario as of December 31, 2013 was approximately 6.8% higher compared to December 31, 2012.  As a result, our net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2013 was less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2012.  Also contributing to the reduced sensitivity profile as of December 31, 2013 was the diversification of our investment securities portfolio into securities which were less rate-sensitive, such as municipal and corporate bonds, and the reduction of our positions in mortgage-related assets in order to reduce extension risk in rising interest rate environments.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile			Table 21
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2013		December 31, 2012
Gradual Change in Interest Rates (basis points)
+200	$2,580	0.7%	$9,396	2.6%
+100	1,000	0.3	4,893	1.4
-100	(4,086)	(1.1)	(8,387)	(2.4)
Immediate Change in Interest Rates (basis points)
+200	$11,113	2.9%	$26,050	7.3%
+100	4,874	1.3	14,449	4.1
-100	(15,014)	(4.0)	(25,931)	(7.3)

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of December 31, 2013, investment securities with a carrying value of $136.9 million were due to mature or expected to prepay in 2014. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2013, we could have borrowed an additional $1.1 billion from the FHLB and an additional $657.8 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position during 2013. As of December 31, 2013, cash and cash equivalents were $463.7 million, the carrying value of our available-for-sale investment securities were $2.2 billion, and total deposits were $11.9 billion. As of December 31, 2013, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, corporate and municipal bond holdings, and in U.S. Treasury Notes. As of December 31, 2013, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2013, the Company and the Bank were "well capitalized" under this regulatory framework. The Company's regulatory capital ratios are presented in Table 22 below. There have been no conditions or events since December 31, 2013 that management believes have changed either the Company's or the Bank's capital classifications.

As of December 31, 2013, shareholders' equity was $1.0 billion, a decrease of $9.7 million or 1% from December 31, 2012. Earnings for 2013 of $150.5 million, common stock issuances of $15.5 million, and shared-based compensation of $5.5 million were offset by cash dividends paid of $80.5 million and other comprehensive loss of $61.0 million. In 2013, we also repurchased 0.7 million shares of our common stock under our share repurchase program at an average cost per share of $51.33 and a total cost of $35.5 million. From the beginning of our share repurchase program in July 2001 through December 31, 2013, we repurchased a total of 50.9 million shares of common stock and returned a total of $1.86 billion to our shareholders at an average cost of $36.54 per share. As of December 31, 2013, remaining buyback authority under our share repurchase program was $34.0 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From January 1, 2014 through February 14, 2014, the Parent repurchased an additional 113,500 shares of common stock at an average cost of $57.85 per share and a total cost of $6.6 million. Remaining buyback authority was $27.4 million as of

February 14, 2014. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2014, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. The dividend will be payable on March 14, 2014 to shareholders of record at the close of business on February 28, 2014.

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

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Change in Shareholders' Equity
Net Income	$150,502	$166,076	$160,043	$183,942	$144,033
Cash Dividends Paid	(80,534)	(81,645)	(84,891)	(86,823)	(86,236)
Dividend Reinvestment Program	4,656	4,721	5,008	5,034	5,154
Common Stock Repurchased	(39,655)	(81,444)	(111,544)	(24,981)	(1,337)
Other[1]	(44,658)	11,290	22,918	37,988	43,655
Increase (Decrease) in Shareholders' Equity	$(9,689)	$18,998	$(8,466)	$115,160	$105,269

Regulatory Capital
Shareholders' Equity	$1,011,976	$1,021,665	$1,002,667	$1,011,133	$895,973
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Postretirement Benefit Liability Adjustments	3,046	1,442	2,815	2,597	5,644
Net Unrealized Gains (Losses) on Investment Securities	(9,429)	59,777	62,932	46,521	26,290
Other	2,614	2,326	2,230	2,340	2,398
Tier 1 Capital	984,228	926,603	903,173	928,158	830,124
Allowable Reserve for Credit Losses	79,655	72,580	68,624	64,564	70,909
Total Regulatory Capital	$1,063,883	$999,183	$971,797	$992,722	$901,033

Risk-Weighted Assets	$6,330,532	$5,744,722	$5,414,481	$5,076,909	$5,594,532

Key Regulatory Capital Ratios
Tier 1 Capital Ratio	15.55%	16.13%	16.68%	18.28%	14.84%
Total Capital Ratio	16.81	17.39	17.95	19.55	16.11
Tier 1 Leverage Ratio	7.07	6.83	6.73	7.15	6.76

[1]	Includes changes in unrealized gains and losses on investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.

Regulatory Initiatives Affecting the Banking Industry

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules. The final rules approved by the FRB and the interim final rules approved by the FDIC in July 2013, did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework. Management will continue to monitor the developments related to these proposals and their potential impact to the Company's liquidity requirements.

Stress Testing

The Dodd-Frank Act also required federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish self-administered annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion, but delayed the initial stress test until the fall of 2013 (utilizing data as of September 30, 2013). The final stress testing rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

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

Guarantees

We sell residential mortgage loans in the secondary market primarily to Fannie Mae. We also pool Federal Housing Administration ("FHA") insured and U.S. Department of Veterans Affairs ("VA") guaranteed residential mortgage loans for sale to Ginnie Mae. The agreements under which we sell residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with the FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse the respective investor if it is found that required documents were not delivered or were defective.

We also service substantially all of the loans we sell to investors in the secondary market. Each agreement under which we act as servicer generally specifies a standard of responsibility for our actions and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of obligations as servicer, we may be subject to various penalties which may include the repurchase of an affected loan or a reimbursement to the respective investor.

See discussion of our risks related to representation and warranty provisions as well as our risks related to residential mortgage loan servicing activities in Note 19 to the Consolidated Financial Statements.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations as of December 31, 2013 were as follows:

Credit Commitments and Contractual Obligations [1]					Table 23
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Commitments
Unfunded Commitments to Extend Credit	$611,044	$484,677	$293,235	$925,936	$2,314,892
Standby Letters of Credit	58,197	10	—	—	58,207
Commercial Letters of Credit	16,387	—	—	—	16,387
Total Credit Commitments	685,628	484,687	293,235	925,936	2,389,486
Contractual Obligations
Deposits	11,585,608	254,681	54,832	19,535	11,914,656
Funds Purchased	9,982	—	—	—	9,982
Securities Sold Under Agreements to Repurchase	90,429	179,620	200,000	300,000	770,049
Long-Term Debt [2]	3,867	157,291	449	8,730	170,337
Banker's Acceptances Outstanding	102	—	—	—	102
Capital Lease Obligations	665	1,330	1,330	5,504	8,829
Non-Cancelable Operating Leases	14,199	23,438	17,312	124,968	179,917
Purchase Obligations	15,823	8,810	3,653	—	28,286
Pension and Postretirement Benefit Contributions [3]	1,814	4,030	4,333	11,980	22,157
Total Contractual Obligations	11,722,489	629,200	281,909	470,717	13,104,315
Total Credit Commitments and Contractual Obligations	$12,408,117	$1,113,887	$575,144	$1,396,653	$15,493,801

[1]
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2013 was $11.8 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

[2]	Includes interest on non-recourse debt.

[3]	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

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
See discussion of credit, lease, and other contractual commitments in Note 19 to the Consolidated Financial Statements which is incorporated herein by reference.

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2013 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 24 presents our selected quarterly financial data for 2013 and 2012.

Condensed Statements of Income							Table 24
	Three Months Ended				Three Months Ended
	2013				2012
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest Income	$101,709	$100,574	$97,351	$98,871	$100,695	$104,213	$106,353	$109,228
Interest Expense	9,589	9,687	10,011	10,311	10,385	10,581	10,972	11,280
Net Interest Income	92,120	90,887	87,340	88,560	90,310	93,632	95,381	97,948
Provision for Credit Losses	—	—	—	—	—	—	628	351
Investment Securities Gains (Losses), Net	—	—	—	—	—	13	—	(90)
Noninterest Income	45,278	45,126	48,041	47,778	52,982	52,361	46,848	48,172
Noninterest Expense	82,424	82,977	81,181	84,387	83,456	84,878	80,747	85,207
Income Before Provision for Income Taxes	54,974	53,036	54,200	51,951	59,836	61,128	60,854	60,472
Provision for Income Taxes	15,919	15,332	16,437	15,971	19,549	19,896	20,107	16,662
Net Income	$39,055	$37,704	$37,763	$35,980	$40,287	$41,232	$40,747	$43,810

Per Common Share
Basic Earnings Per Share	$0.88	$0.85	$0.85	$0.81	$0.90	$0.92	$0.90	$0.96
Diluted Earnings Per Share	$0.88	$0.85	$0.85	$0.81	$0.90	$0.92	$0.90	$0.95
Dividends Declared Per Share	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45

Performance Ratios
Net Income to Average Total Assets (ROA)	1.12%	1.09%	1.12%	1.08%	1.19%	1.22%	1.19%	1.29%
Net Income to Average Shareholders' Equity (ROE)	15.36	15.02	14.64	14.10	15.47	16.02	16.19	17.26
Efficiency Ratio [1]	59.99	61.01	59.96	61.90	58.24	58.13	56.77	58.35
Net Interest Margin [2]	2.85	2.83	2.77	2.82	2.87	2.98	2.98	3.06

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2013 was $39.1 million, a decrease of $1.2 million or 3% compared to the fourth quarter of 2012. Diluted earnings per share were $0.88 for the fourth quarter of 2013, a decrease of $0.02 or 2% compared to the fourth quarter of 2012.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2013 was $94.8 million, an increase of $2.1 million or 2% compared to the fourth quarter of 2012. The net interest margin was 2.85% for the fourth quarter of 2013, a decrease of 2 basis points compared to the fourth quarter of 2012. Although we had higher average loan and lease balances in the fourth quarter of 2013 compared to the fourth quarter of 2012, loans continued to reprice at lower yields in 2013. Our funding costs decreased 4 basis points in the fourth quarter of 2013 compared to the same period in 2012. This decrease was due in part to modifications on some of our repurchase agreements which involved extending the maturity dates and lowering the interest rates.

Provision for Credit Losses

We recorded no Provision in the fourth quarters of 2013 and 2012, while recording net charge-offs of loans and leases of $8.2 million and $2.1 million in the fourth quarters of 2013 and 2012, respectively. Our decision to not record a Provision in the fourth quarter of 2013 was reflective of our evaluation as to the adequacy of the Allowance.

Noninterest Income

Noninterest income was $45.3 million in the fourth quarter of 2013, a decrease of $7.7 million or 15% compared to the fourth quarter of 2012. This decrease was primarily due to an $8.4 million decrease in mortgage banking income, as rising interest rates during 2013 adversely impacted the amount of refinance activity and its related loan sales margins in the fourth quarter of 2013 compared to the fourth quarter of 2012. This decrease was partially offset by higher trust and asset management income and fees, debit card income and credit card fees in the fourth quarter of 2013 compared to the fourth quarter of 2012.

Noninterest Expense

Noninterest expense was $82.4 million in the fourth quarter of 2013, a decrease of $1.0 million or 1% compared to the fourth quarter of 2012. This decrease was primarily due to a $2.5 million decrease in salaries and benefits expense as a result of lower base salaries, commission expense, and stock option expense compared to the fourth quarter of 2012. This decrease was partially offset by a $1.5 million credit for the reduction in insurance reserves recorded in the fourth quarter of 2012.

Provision for Income Taxes

The provision for income taxes was $15.9 million in the fourth quarter of 2013, a decrease of $3.6 million or 19% compared to the fourth quarter of 2012. The effective tax rate for the fourth quarter of 2013 was 28.96% compared with an effective tax rate of 32.67% for the fourth quarter of 2012. The lower effective tax rate in the fourth quarter of 2013 was primarily due to a $0.8 million release of a valuation allowance for the expected utilization of capital losses due to the sale of a low-income housing investment.

Common Stock Repurchase Program

In the fourth quarter of 2013, we repurchased 86,275 shares of common stock at an average cost per share of $57.87 and a total cost of $5.0 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bank of Hawaii Corporation and subsidiaries

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Bank of Hawaii Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 25, 2014

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011
Interest Income
Interest and Fees on Loans and Leases	$253,276	$257,896	$262,239
Income on Investment Securities
Available-for-Sale	53,570	65,972	103,363
Held-to-Maturity	90,062	94,952	72,138
Deposits	10	9	8
Funds Sold	415	533	828
Other	1,172	1,127	1,117
Total Interest Income	398,505	420,489	439,693
Interest Expense
Deposits	10,143	12,376	18,321
Securities Sold Under Agreements to Repurchase	26,837	28,897	29,171
Funds Purchased	44	21	20
Short-Term Borrowings	2	—	—
Long-Term Debt	2,572	1,924	1,973
Total Interest Expense	39,598	43,218	49,485
Net Interest Income	358,907	377,271	390,208
Provision for Credit Losses	—	979	12,690
Net Interest Income After Provision for Credit Losses	358,907	376,292	377,518
Noninterest Income
Trust and Asset Management	47,932	45,229	45,046
Mortgage Banking	19,186	35,644	14,664
Service Charges on Deposit Accounts	37,124	37,621	38,733
Fees, Exchange, and Other Service Charges	50,469	48,965	60,227
Investment Securities Gains (Losses), Net	—	(77)	6,366
Insurance	9,190	9,553	10,957
Bank-Owned Life Insurance	5,892	6,805	6,330
Other	16,430	16,546	15,332
Total Noninterest Income	186,223	200,286	197,655
Noninterest Expense
Salaries and Benefits	184,211	184,408	182,816
Net Occupancy	38,745	42,965	43,169
Net Equipment	18,366	19,723	18,849
Data Processing	13,840	13,202	14,067
Professional Fees	9,405	9,623	8,623
FDIC Insurance	7,765	7,873	9,346
Other	58,637	56,494	71,323
Total Noninterest Expense	330,969	334,288	348,193
Income Before Provision for Income Taxes	214,161	242,290	226,980
Provision for Income Taxes	63,659	76,214	66,937
Net Income	$150,502	$166,076	$160,043
Basic Earnings Per Share	$3.39	$3.68	$3.40
Diluted Earnings Per Share	$3.38	$3.67	$3.39
Dividends Declared Per Share	$1.80	$1.80	$1.80
Basic Weighted Average Shares	44,380,948	45,115,441	47,064,925
Diluted Weighted Average Shares	44,572,725	45,249,300	47,224,981

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Net Income	$150,502	$166,076	$160,043
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(69,206)	(3,155)	16,411
Defined Benefit Plans	8,175	(2,900)	(8,113)
Other Comprehensive Income (Loss)	(61,031)	(6,055)	8,298
Comprehensive Income	$89,471	$160,021	$168,341

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Interest-Bearing Deposits	$3,617	$3,393
Funds Sold	271,414	185,682
Investment Securities
Available-for-Sale	2,243,697	3,367,557
Held-to-Maturity (Fair Value of $4,697,587 and $3,687,676)	4,744,519	3,595,065
Loans Held for Sale	6,435	21,374
Loans and Leases	6,095,387	5,854,521
Allowance for Loan and Lease Losses	(115,454)	(128,857)
Net Loans and Leases	5,979,933	5,725,664
Total Earning Assets	13,249,615	12,898,735
Cash and Noninterest-Bearing Deposits	188,715	163,786
Premises and Equipment	108,636	105,005
Accrued Interest Receivable	43,930	43,077
Foreclosed Real Estate	3,205	3,887
Mortgage Servicing Rights	28,123	25,240
Goodwill	31,517	31,517
Other Assets	430,539	457,125
Total Assets	$14,084,280	$13,728,372

Liabilities
Deposits
Noninterest-Bearing Demand	$3,681,128	$3,367,185
Interest-Bearing Demand	2,355,608	2,163,473
Savings	4,560,150	4,399,316
Time	1,317,770	1,599,508
Total Deposits	11,914,656	11,529,482
Funds Purchased	9,982	11,296
Securities Sold Under Agreements to Repurchase	770,049	758,947
Long-Term Debt	174,706	128,055
Retirement Benefits Payable	34,965	47,658
Accrued Interest Payable	4,871	4,776
Taxes Payable and Deferred Taxes	34,907	88,014
Other Liabilities	128,168	138,479
Total Liabilities	13,072,304	12,706,707
Commitments, Contingencies, and Guarantees (Note 19)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2013 - 57,480,846 / 44,490,385 and December 31, 2012 - 57,319,352 / 44,754,835)	572	571
Capital Surplus	522,505	515,619
Accumulated Other Comprehensive Income (Loss)	(31,823)	29,208
Retained Earnings	1,151,754	1,084,477
Treasury Stock, at Cost (Shares: December 31, 2013 - 12,990,461 and December 31, 2012 - 12,564,517)	(631,032)	(608,210)
Total Shareholders' Equity	1,011,976	1,021,665
Total Liabilities and Shareholders' Equity	$14,084,280	$13,728,372

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2010	48,097,672	$570	$500,888	$26,965	$932,629	$(449,919)	$1,011,133
Net Income	—	—	—	—	160,043	—	160,043
Other Comprehensive Income	—	—	—	8,298	—	—	8,298
Share-Based Compensation	—	—	6,216	—	—	—	6,216
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	389,470	1	454	—	(3,843)	16,800	13,412
Common Stock Repurchased	(2,540,026)	—	—	—	—	(111,544)	(111,544)
Cash Dividends Paid ($1.80 per share)	—	—	—	—	(84,891)	—	(84,891)
Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667

Net Income	—	$—	$—	$—	$166,076	$—	$166,076
Other Comprehensive Loss	—	—	—	(6,055)	—	—	(6,055)
Share-Based Compensation	—	—	7,537	—	—	—	7,537
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	565,956	—	524	—	(3,892)	17,897	14,529
Common Stock Repurchased	(1,758,237)	—	—	—	—	(81,444)	(81,444)
Cash Dividends Paid ($1.80 per share)	—	—	—	—	(81,645)	—	(81,645)
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665

Net Income	—	$—	$—	$—	$150,502	$—	$150,502
Other Comprehensive Loss	—	—	—	(61,031)			(61,031)
Share-Based Compensation	—	—	5,546	—	—	—	5,546
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	505,691	1	1,340	—	(2,691)	16,833	15,483
Common Stock Repurchased	(770,141)	—	—	—	—	(39,655)	(39,655)
Cash Dividends Paid ($1.80 per share)	—	—	—	—	(80,534)	—	(80,534)
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Operating Activities
Net Income	$150,502	$166,076	$160,043
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	979	12,690
Depreciation and Amortization	12,128	13,826	14,624
Amortization of Deferred Loan and Lease Fees	(3,275)	(3,467)	(2,709)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	58,575	58,506	49,728
Share-Based Compensation	5,546	7,537	6,216
Benefit Plan Contributions	(1,229)	(6,166)	(1,261)
Deferred Income Taxes	503	(16,784)	198
Net Gain on Sale of Proprietary Mutual Funds	—	—	(1,956)
Net Gains on Sales of Loans and Leases	(19,952)	(19,302)	(6,792)
Net Losses (Gains) on Investment Securities	—	77	(6,366)
Proceeds from Sales of Loans Held for Sale	683,772	616,872	439,999
Originations of Loans Held for Sale	(652,821)	(603,321)	(427,066)
Tax Benefits from Share-Based Compensation	(948)	(904)	(884)
Net Change in Other Assets and Other Liabilities	9,162	8,559	(6,741)
Net Cash Provided by Operating Activities	241,963	222,488	229,723

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	919,579	1,016,364	1,006,397
Proceeds from Sales	—	44,844	723,556
Purchases	(510,548)	(994,840)	(1,809,249)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	1,054,466	959,557	374,520
Purchases	(1,661,874)	(942,602)	(760,086)
Proceeds from Sale of Proprietary Mutual Funds	—	—	1,956
Net Change in Loans and Leases	(257,158)	(329,436)	(235,215)
Premises and Equipment, Net	(15,759)	(15,281)	(10,004)
Net Cash Used in Investing Activities	(471,294)	(261,394)	(708,125)

Financing Activities
Net Change in Deposits	385,174	936,859	703,628
Net Change in Short-Term Borrowings	9,788	(1,166,546)	20,027
Proceeds from Long-Term Debt	50,000	100,000	—
Tax Benefits from Share-Based Compensation	948	904	884
Proceeds from Issuance of Common Stock	14,495	13,730	12,660
Repurchase of Common Stock	(39,655)	(81,444)	(111,544)
Cash Dividends Paid	(80,534)	(81,645)	(84,891)
Net Cash Provided by (Used in) Financing Activities	340,216	(278,142)	540,764

Net Change in Cash and Cash Equivalents	110,885	(317,048)	62,362
Cash and Cash Equivalents at Beginning of Period	352,861	669,909	607,547
Cash and Cash Equivalents at End of Period	$463,746	$352,861	$669,909
Supplemental Information
Cash Paid for Interest	$38,424	$42,487	$47,735
Cash Paid for Income Taxes	75,166	78,667	85,144
Non-Cash Investing and Financing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	579,888	—	3,167,839
Transfer from Loans to Foreclosed Real Estate	5,429	5,406	3,089
Transfers from Loans to Loans Held for Sale	—	—	8,555

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the "Parent") is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii. Bank of Hawaii Corporation and its subsidiaries (collectively, the "Company") provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands. The majority of the Company's operations consist of customary commercial and consumer banking services including, but not limited to, lending, leasing, deposit services, trust and investment activities, brokerage services, and trade financing.

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

The following is a summary of the Company's significant accounting policies:

Consolidation

The Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent's principal and only operating subsidiary is Bank of Hawaii (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $48.2 million and $47.2 million as of December 31, 2013 and 2012, respectively, and is included in other assets in the consolidated statements of condition. Under the effective yield method, the Company recognizes tax credits generally over 10 years and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.

Unfunded commitments to fund these low-income housing partnerships were $18.1 million and $15.9 million as of December 31, 2013 and 2012, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2013 and 2012. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2013, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

Loans Held for Sale

Residential mortgage loans originated prior to October 1, 2011, with the intent to be sold in the secondary market, were valued on an aggregate basis at the lower-of-cost-or-fair value. Residential mortgage loans originated on or after October 1, 2011, with the intent to be sold in the secondary market, are accounted for under the fair value option. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized as part of the cost basis of the loan at the time of sale. Fair value is primarily determined based on quoted prices for similar loans in active markets. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income.

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

Loans and Leases

Loans are reported at the principal amount outstanding, net of unearned income including unamortized deferred loan fees and costs, and cumulative net charge-offs. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts and premiums, if any, are deferred and are generally amortized into interest income as yield adjustments using the interest method over the contractual life of the loan. Loan commitment fees are generally recognized into noninterest income. Other credit-related fees are recognized as fee income, a component of noninterest income, when earned.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan and lease losses (the "Allowance"). Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company's portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The "other" class of loans and leases is comprised of revolving credit, credit cards, installment, and lease financing arrangements.

Non-Performing Loans and Leases

Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans past due 120 days as to principal or interest may be placed on non-accrual status, and a partial charge-off may be recorded, depending on the collateral value and/or the collectability of the loan. For automobile and other consumer loan classes, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For the pooled segment of the Company's commercial and industrial loan class, which consists of small business loans, the entire outstanding balance of the loan is charged off during the month that the loan becomes 120 days past due as to principal or interest. As previously mentioned, for residential mortgage and home equity loan classes, a partial charge-off may be recorded at 120 days past due as to principal or interest depending on the collateral value and/or the collectability of the loan. In the event that loans or lines in the home equity loan class is behind another financial institution's first mortgage, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest, unless the combined loan-to-value ratio is 60% or less. As noted above, loans in the automobile and other consumer loan classes are charged off in its entirety upon the loan becoming 120 days past due as to principal or interest.

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

Allowance for Loan and Lease Losses

The Company maintains an Allowance adequate to cover management's estimate of probable credit losses as of the balance sheet date. Loans and leases that are charged off reduce the Allowance while recoveries of loans and leases previously charged off increase the Allowance. Other changes to the level of the Allowance are recognized through charges or credits to the provision for credit losses (the "Provision"). The Allowance considers both unimpaired and impaired loans and is developed and documented at the portfolio segment level (commercial and consumer).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment. Goodwill is assigned to the Company's reporting units that are expected to benefit from the business combination. Goodwill is assessed annually for impairment, and more frequently if events or changes in circumstances indicate that there may be an impairment. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. The first step of the Company's goodwill impairment analysis is to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, industry and market conditions and trends, the Company's financial performance and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed. If there is an indication that impairment exists, a quantitative test is performed to first determine whether the fair value of each reporting unit, including goodwill, is less than the carrying amount of the reporting unit. In such an event, a second step is performed to measure the amount of impairment. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent reversals of goodwill impairment are prohibited. During the fourth quarter of 2013, the Company performed its annual evaluation for goodwill impairment. This evaluation indicated no impairment of the Company's goodwill.

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

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts. See Note 18 to the Consolidated Financial Statements for more information.

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two frozen pension plans and a postretirement benefit plan (the "Plans"). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement carrying amounts and the corresponding tax basis of assets and liabilities. Deferred income taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that the tax rate change is enacted. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

The Company's tax sharing policy provides for the settlement of income taxes between each relevant subsidiary as if the subsidiary had filed a separate return. Payments are made to the Parent by subsidiaries with tax liabilities and subsidiaries that generate tax benefits receive payments for those benefits as used.

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2013, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.
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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is recognized in the statement of income on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent's common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent's common stock at the time of grant. The amortization of share-based compensation reflects estimated forfeitures, adjusted for actual forfeiture experience. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As share-based compensation expense is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.0 million, $4.7 million, and $5.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

In determining fair value measurements, management assesses whether the volume and level of activity for an asset or liability have significantly decreased. In such instances, management determines whether recent quoted prices are associated with illiquid or inactive markets. If management concludes that quoted prices are associated with illiquid or inactive markets, adjustments to quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability's fair value. See Note 14 and Note 20 to the Consolidated Financial Statements for the required fair value measurement disclosures.

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards ("IFRS"). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company's consolidated statements of income and condition. See Note 18 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the provisions of ASU No. 2013-02 only amended the disclosure requirements for accumulated other comprehensive income, the adoption had no impact on the Company's consolidated statements of income and condition. See Note 11 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

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

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to elect that accounting policy. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank's average required reserve balances were $94.2 million and $93.6 million as of December 31, 2013 and 2012, respectively.

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities as of December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$855,070	$14,936	$(17)	$869,989
Debt Securities Issued by States and Political Subdivisions	753,207	30,159	(955)	782,411
Debt Securities Issued by Corporations	82,450	1,984	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	1,041,669	27,283	(292)	1,068,660
Residential - U.S. Government-Sponsored Enterprises	35,234	2,064	—	37,298
Commercial - Government Agencies	524,055	1,907	(1,197)	524,765
Total Mortgage-Backed Securities	1,600,958	31,254	(1,489)	1,630,723
Total	$3,291,685	$78,333	$(2,461)	$3,367,557
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,168	$5,198	$—	$195,366
Debt Securities Issued by Corporations	24,000	4	—	24,004
Mortgage-Backed Securities:
Residential - Government Agencies	3,349,403	86,673	(1,366)	3,434,710
Residential - U.S. Government-Sponsored Enterprises	31,494	2,102	—	33,596
Total Mortgage-Backed Securities	3,380,897	88,775	(1,366)	3,468,306
Total	$3,595,065	$93,977	$(1,366)	$3,687,676

December 31, 2011
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,220,282	$11,204	$(468)	$1,231,018
Debt Securities Issued by States and Political Subdivisions	391,276	15,783	—	407,059
Debt Securities Issued by Corporations	97,917	607	(2,137)	96,387
Mortgage-Backed Securities:
Residential - Government Agencies	1,618,913	38,066	(1,107)	1,655,872
Residential - U.S. Government-Sponsored Enterprises	58,548	3,001	—	61,549
Total Mortgage-Backed Securities	1,677,461	41,067	(1,107)	1,717,421
Total	$3,386,936	$68,661	$(3,712)	$3,451,885
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$179,474	$6,704	$—	$186,178
Mortgage-Backed Securities:
Residential - Government Agencies	3,429,038	89,801	(2,918)	3,515,921
Residential - U.S. Government-Sponsored Enterprises	49,284	2,823	—	52,107
Total Mortgage-Backed Securities	3,478,322	92,624	(2,918)	3,568,028
Total	$3,657,796	$99,328	$(2,918)	$3,754,206

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2013. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$33,351	$33,551
Due After One Year Through Five Years	265,417	270,362
Due After Five Years Through Ten Years	621,917	607,263
Due After Ten Years	119,702	119,820
	1,040,387	1,030,996

Debt Securities Issued by Government Agencies	322,519	326,586
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	23,268
Commercial - Government Agencies	219,859	209,653
Total Mortgage-Backed Securities	882,951	886,115
Total	$2,245,857	$2,243,697

Held-to-Maturity:
Due in One Year or Less	$30,142	$30,318
Due After One Year Through Five Years	393,902	393,213
Due After Five Years Through Ten Years	145,925	146,169
Due After Ten Years	307,238	301,861
	877,207	871,561
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	23,025
Commercial - Government Agencies	322,367	314,444
Total Mortgage-Backed Securities	3,867,312	3,826,026
Total	$4,744,519	$4,697,587

Investment securities with carrying values of $2.6 billion, $2.9 billion, and $3.6 billion as of December 31, 2013, 2012, and 2011, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

Gross gains and losses from the sales of investment securities for the years ended December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	2013	2012	2011
Gross Gains on Sales of Investment Securities	$—	$255	$10,874
Gross Losses on Sales of Investment Securities	—	(332)	(4,508)
Net Gains (Losses) on Sales of Investment Securities	$—	$(77)	$6,366

There were no sales of investment securities in 2013. The income tax benefit related to the Company's net realized losses on the sales of investment securities was not material in 2012. The income tax expense related to the Company's net realized gains on the sales of investment securities was $2.5 million in 2011.

The Company's investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$26,181	$(225)	$2,117	$(9)	$28,298	$(234)
Debt Securities Issued by States and Political Subdivisions	415,718	(10,934)	42,607	(2,521)	458,325	(13,455)
Debt Securities Issued by Corporations	200,364	(7,836)	—	—	200,364	(7,836)
Mortgage-Backed Securities:
Residential - Government Agencies	76,744	(781)	10,027	(1,068)	86,771	(1,849)
Commercial - Government Agencies	164,478	(7,935)	45,175	(2,271)	209,653	(10,206)
Total Mortgage-Backed Securities	241,222	(8,716)	55,202	(3,339)	296,424	(12,055)
Total	$883,485	$(27,711)	$99,926	$(5,869)	$983,411	$(33,580)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$271,469	$(3,667)	$—	$—	$271,469	$(3,667)
Debt Securities Issued by States and Political Subdivisions	52,026	(133)	—	—	52,026	(133)
Debt Securities Issued by Corporations	163,736	(4,278)	20,736	(1,430)	184,472	(5,708)
Mortgage-Backed Securities:
Residential - Government Agencies	1,767,086	(54,067)	190,939	(12,505)	1,958,025	(66,572)
Commercial - Government Agencies	224,277	(4,753)	90,167	(3,170)	314,444	(7,923)
Total Mortgage-Backed Securities	1,991,363	(58,820)	281,106	(15,675)	2,272,469	(74,495)
Total	$2,478,594	$(66,898)	$301,842	$(17,105)	$2,780,436	$(84,003)

December 31, 2012
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,295	$(14)	$564	$(3)	$2,859	$(17)
Debt Securities Issued by States and Political Subdivisions	72,400	(955)	—	—	72,400	(955)
Mortgage-Backed Securities:
Residential - Government Agencies	7,325	(57)	22,389	(235)	29,714	(292)
Commercial - Government Agencies	261,883	(1,197)	—	—	261,883	(1,197)
Total Mortgage-Backed Securities	269,208	(1,254)	22,389	(235)	291,597	(1,489)
Total	$343,903	$(2,223)	$22,953	$(238)	$366,856	$(2,461)

Held-to-Maturity:
Mortgage-Backed Securities:
Residential - Government Agencies	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)
Total	$351,762	$(1,366)	$—	$—	$351,762	$(1,366)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2013, which was comprised of 299 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2013, the gross unrealized losses reported for mortgage-backed securities were related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2013, 2012, and 2011 were as follows:

	December 31,
(dollars in thousands)	2013	2012	2011
Taxable	$125,379	$144,111	$171,776
Non-Taxable	18,253	16,813	3,725
Total Interest Income from Investment Securities	$143,632	$160,924	$175,501

As of December 31, 2013, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $562.1 million, representing 60% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2013, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
As of December 31, 2013, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2013	2012
Federal Home Loan Bank Stock	$58,021	$60,200
Federal Reserve Bank Stock	19,138	18,952
Total	$77,159	$79,152

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

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31, 2013 and 2012:

	December 31,
(dollars in thousands)	2013	2012
Commercial
Commercial and Industrial	$911,367	$829,512
Commercial Mortgage	1,247,510	1,097,425
Construction	107,349	113,987
Lease Financing	262,207	274,969
Total Commercial	2,528,433	2,315,893
Consumer
Residential Mortgage	2,282,894	2,349,916
Home Equity	773,385	770,376
Automobile	255,986	209,832
Other [1]	254,689	208,504
Total Consumer	3,566,954	3,538,628
Total Loans and Leases	$6,095,387	$5,854,521
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $63.1 million and $71.9 million as of December 31, 2013 and 2012, respectively.

Commercial loans and residential mortgage loans of $0.9 billion and $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, residential mortgage loans of approximately $1.5 billion and $1.6 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 for FHLB advances outstanding as of December 31, 2013 and 2012 .

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $8.7 million, $22.8 million, and $6.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. There were no sales of commercial loans for the years ended December 31, 2013, 2012, and 2011.

Most of the Company's lending activity is with customers located in Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2013 and 2012. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans and leases as of December 31, 2013 and 2012.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(8,099)	(17,021)	(25,120)
Recoveries on Loans and Leases Previously Charged-Off	2,644	9,073	11,717
Net Loans and Leases Charged-Off	(5,455)	(7,948)	(13,403)
Provision for Credit Losses	4,197	(4,197)	—
Balance at End of Period	$71,446	$44,008	$115,454
As of December 31, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$9,054	$3,722	$12,776
Collectively Evaluated for Impairment	62,392	40,286	102,678
Total	$71,446	$44,008	$115,454
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$38,469	$38,646	$77,115
Collectively Evaluated for Impairment	2,489,964	3,528,308	6,018,272
Total	$2,528,433	$3,566,954	$6,095,387

For the Year Ended December 31, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(3,947)	(20,212)	(24,159)
Recoveries on Loans and Leases Previously Charged-Off	4,191	9,240	13,431
Net Loans and Leases Charged-Off	244	(10,972)	(10,728)
Provision for Credit Losses	(8,102)	9,081	979
Balance at End of Period	$72,704	$56,153	$128,857
As of December 31, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$161	$3,564	$3,725
Collectively Evaluated for Impairment	72,543	52,589	125,132
Total	$72,704	$56,153	$128,857
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,098	$37,500	$50,598
Collectively Evaluated for Impairment	2,302,795	3,501,128	5,803,923
Total	$2,315,893	$3,538,628	$5,854,521

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2013 and 2012.

	December 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$867,813	$1,176,941	$104,377	$261,486	$2,410,617
Special Mention	5,854	24,587	—	31	30,472
Classified	37,700	45,982	2,972	690	87,344
Total	$911,367	$1,247,510	$107,349	$262,207	$2,528,433

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,261,891	$769,051	$255,664	$253,910	$3,540,516
Classified	21,003	4,334	322	779	26,438
Total	$2,282,894	$773,385	$255,986	$254,689	$3,566,954
Total Recorded Investment in Loans and Leases					$6,095,387

	December 31, 2012
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$779,654	$1,018,128	$96,058	$247,401	$2,141,241
Special Mention	22,759	23,848	15,839	26,540	88,986
Classified	27,099	55,449	2,090	1,028	85,666
Total	$829,512	$1,097,425	$113,987	$274,969	$2,315,893

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,326,216	$766,912	$209,646	$207,917	$3,510,691
Classified	23,700	3,464	186	587	27,937
Total	$2,349,916	$770,376	$209,832	$208,504	$3,538,628
Total Recorded Investment in Loans and Leases					$5,854,521
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company's loan and lease portfolio as of December 31, 2013 and 2012.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2013
Commercial
Commercial and Industrial	$1,701	$1,962	$1,173	$11,929	$16,765	$894,602	$911,367	$3,603
Commercial Mortgage	932	—	—	2,512	3,444	1,244,066	1,247,510	778
Construction	—	—	—	—	—	107,349	107,349	—
Lease Financing	—	—	—	—	—	262,207	262,207	—
Total Commercial	2,633	1,962	1,173	14,441	20,209	2,508,224	2,528,433	4,381
Consumer
Residential Mortgage	6,984	4,746	4,564	20,264	36,558	2,246,336	2,282,894	5,883
Home Equity	3,926	2,867	3,009	1,740	11,542	761,843	773,385	265
Automobile	4,688	971	322	—	5,981	250,005	255,986	—
Other [1]	2,426	5,295	790	—	8,511	246,178	254,689	—
Total Consumer	18,024	13,879	8,685	22,004	62,592	3,504,362	3,566,954	6,148
Total	$20,657	$15,841	$9,858	$36,445	$82,801	$6,012,586	$6,095,387	$10,529

As of December 31, 2012
Commercial
Commercial and Industrial	$806	$10,382	$27	$5,534	$16,749	$812,763	$829,512	$4,963
Commercial Mortgage	188	542	—	3,030	3,760	1,093,665	1,097,425	1,810
Construction	—	—	—	833	833	113,154	113,987	833
Lease Financing	—	—	—	—	—	274,969	274,969	—
Total Commercial	994	10,924	27	9,397	21,342	2,294,551	2,315,893	7,606
Consumer
Residential Mortgage	6,891	5,433	6,908	21,725	40,957	2,308,959	2,349,916	4,941
Home Equity	6,768	3,267	2,701	2,074	14,810	755,566	770,376	191
Automobile	3,758	586	186	—	4,530	205,302	209,832	—
Other [1]	2,144	1,093	587	—	3,824	204,680	208,504	—
Total Consumer	19,561	10,379	10,382	23,799	64,121	3,474,507	3,538,628	5,132
Total	$20,555	$21,303	$10,409	$33,196	$85,463	$5,769,058	$5,854,521	$12,738

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2013 and 2012.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,709	$17,967	$—
Commercial Mortgage	14,898	14,898	—
Construction	1,059	1,064	—
Total Commercial	28,666	33,929	—
Total Impaired Loans with No Related Allowance Recorded	$28,666	$33,929	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,803	$16,403	$9,054
Total Commercial	9,803	16,403	9,054
Consumer
Residential Mortgage	32,338	38,420	3,619
Home Equity	796	796	13
Automobile	5,183	5,183	77
Other [1]	329	329	13
Total Consumer	38,646	44,728	3,722
Total Impaired Loans with an Allowance Recorded	$48,449	$61,131	$12,776

Impaired Loans:
Commercial	$38,469	$50,332	$9,054
Consumer	38,646	44,728	3,722
Total Impaired Loans	$77,115	$95,060	$12,776

December 31, 2012
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,464	$12,714	$—
Commercial Mortgage	2,971	3,471	—
Construction	833	1,163	—
Total Commercial	11,268	17,348	—
Total Impaired Loans with No Related Allowance Recorded	$11,268	$17,348	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,772	$1,772	$148
Commercial Mortgage	58	58	13
Total Commercial	1,830	1,830	161
Consumer
Residential Mortgage	31,577	38,219	3,492
Automobile	5,641	5,641	58
Other [1]	282	282	14
Total Consumer	37,500	44,142	3,564
Total Impaired Loans with an Allowance Recorded	$39,330	$45,972	$3,725

Impaired Loans:
Commercial	$13,098	$19,178	$161
Consumer	37,500	44,142	3,564
Total Impaired Loans	$50,598	$63,320	$3,725

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013		Year Ended December 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,346	$115	$8,064	$—
Commercial Mortgage	7,574	150	2,643	—
Construction	591	27	890	—
Total Commercial	17,511	292	11,597	—
Total Impaired Loans with No Related Allowance Recorded	$17,511	$292	$11,597	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,435	$190	$1,752	$126
Commercial Mortgage	32	51	128	12
Construction	—	—	416	—
Total Commercial	6,467	241	2,296	138
Consumer
Residential Mortgage	31,518	800	27,310	428
Home Equity	159	4	4	—
Automobile	5,230	490	5,811	585
Other [1]	279	15	380	17
Total Consumer	37,186	1,309	33,505	1,030
Total Impaired Loans with an Allowance Recorded	$43,653	$1,550	$35,801	$1,168

Impaired Loans:
Commercial	$23,978	$533	$13,893	$138
Consumer	37,186	1,309	33,505	1,030
Total Impaired Loans	$61,164	$1,842	$47,398	$1,168
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2011, the average recorded investment in impaired loans was $41.7 million and the interest income recognized on impaired loans was $1.1 million. For the years ended December 31, 2013, 2012, and 2011, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the years ended December 31, 2013, 2012, and 2011, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring ("TDR") when the Company for economic or legal reasons related to a borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $63.7 million and $41.1 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $1.9 million in available commitments under revolving credit lines that have been modified in a TDR. There were no commitments to lend additional funds on loans modified in a TDR as of December 31, 2012.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Prior to November 2012, residential mortgage loans modified in a TDR were primarily comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment was applied to principal. After the lowered monthly payment period ended, the borrower reverted back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Effective November 2012, the Company revised its modification program to resemble the Federal Government's Home Affordable Modification Payment (“HAMP”) Tier 2 program. Under this new modification program, the concessions will generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Prior to September 2012, land loans modified in a TDR typically involved extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. In September 2012, the land loan modification program was changed to offer an extension to term-out and fully amortize the loan over a period of up to 30 years. Home equity modifications are made infrequently and are offered to borrowers if the Company does not hold the first mortgage. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Borrowers having both a first mortgage and home equity loan with the Company are offered a residential mortgage loan modification. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific Allowance associated with the loan. An Allowance for impaired commercial and consumer loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2013 and 2012.

	Loans Modified as a TDR for the Year Ended December 31, 2013			Loans Modified as a TDR for the Year Ended December 31, 2012
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	36	$9,279	$1,056	5	$1,059	$131
Commercial Mortgage	5	12,386	—	—	—	—
Construction	1	1,059	—	1	833	—
Total Commercial	42	22,724	1,056	6	1,892	131
Consumer
Residential Mortgage	22	7,855	1,113	12	8,094	831
Home Equity	3	649	67	—	—	—
Automobile	153	2,106	31	210	2,139	22
Other [2]	17	180	7	—	—	—
Total Consumer	195	10,790	1,218	222	10,233	853
Total	237	$33,514	$2,274	228	$12,125	$984

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2013 and 2012, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2013		Year Ended December 31, 2012
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	2	$985	—	$—
Total Commercial	2	985	—	—
Consumer
Residential Mortgage	1	438	3	1,153
Automobile	13	178	7	32
Total Consumer	14	616	10	1,185
Total	16	$1,601	10	$1,185

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

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

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2013 and 2012, related party loan balances were $11.7 million and $6.7 million, respectively.

Note 5.  Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of December 31, 2013 and 2012, and $3.2 billion as of December 31, 2011. Generally, the Company's residential mortgage loans sold to third parties are sold on a non-recourse basis. The Company's mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of the borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors. Servicing income, including late and ancillary fees, was $8.0 million, $8.2 million, and $8.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Servicing income is recorded as a component of mortgage banking income in the Company's consolidated statements of income. The Company's residential mortgage loan servicing portfolio is comprised primarily of fixed-rate loans concentrated in Hawaii.

For the years ended December 31, 2013, 2012, and 2011, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2013	2012	2011
Balance at Beginning of Year	$4,761	$7,131	$10,226
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	127	(863)	(1,521)
Due to Payoffs	(1,062)	(1,507)	(1,574)
Total Changes in Fair Value of Mortgage Servicing Rights	(935)	(2,370)	(3,095)
Balance at End of Year	$3,826	$4,761	$7,131

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2013, 2012, and 2011, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2013	2012	2011
Balance at Beginning of Year	$20,479	$17,148	$15,153
Servicing Rights that Resulted From Asset Transfers	6,351	6,016	4,139
Amortization	(2,533)	(2,685)	(2,144)
Balance at End of Year	$24,297	$20,479	$17,148

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Year	$23,143	$17,159	$20,340
End of Year	$30,100	$23,143	$17,159

The key assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Weighted-Average Constant Prepayment Rate [1]	7.98%	12.26%
Weighted-Average Life (in years)	8.04	6.24
Weighted-Average Note Rate	4.31%	4.59%
Weighted-Average Discount Rate [2]	9.70%	5.57%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

Residential mortgage loan repayment rates for the Company's servicing portfolio, which is concentrated in Hawaii, was slightly lower than the national average for the years ended December 31, 2013 and 2012.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2013 and 2012 is presented in the following table.

	December 31,
(dollars in thousands)	2013	2012
Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(357)	$(378)
Decrease in fair value from 50 bps adverse change	(746)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(432)	(439)
Decrease in fair value from 50 bps adverse change	(876)	(864)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2013 and 2012 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2013
Premises	$317,659	$(227,907)	$89,752
Equipment	108,778	(90,608)	18,170
Capital Leases	4,464	(3,750)	714
Total	$430,901	$(322,265)	$108,636

December 31, 2012
Premises	$314,152	$(224,108)	$90,044
Equipment	111,177	(97,109)	14,068
Capital Leases	4,464	(3,571)	893
Total	$429,793	$(324,788)	$105,005

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $12.1 million, $13.8 million, and $14.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

For the year ended December 31, 2013, there was no impairment of the Company's premises and equipment. For the years ended December 31, 2012 and 2011, the Company recorded impairment charges of $1.1 million and $0.6 million, respectively, related to several of the Company's branch premises. These impairment charges were recorded as a component of net occupancy expense in the Company's consolidated statements of income.

Note 7.  Other Assets

The components of the Company's other assets as of December 31, 2013 and 2012 were as follows:

	December 31,
(dollars in thousands)	2013	2012
Bank-Owned Life Insurance	$223,246	$218,429
Federal Home Loan Bank and Federal Reserve Bank Stock	77,159	79,152
Derivative Financial Instruments	21,769	42,610
Low-Income Housing and Other Equity Investments	48,931	48,373
Deferred Compensation Plan Assets	15,535	12,566
Prepaid Expenses	6,098	21,820
Accounts Receivable	13,479	13,854
State Tax Deposits	6,069	6,069
Other	18,253	14,252
Total	$430,539	$457,125

Note 8.  Deposits

Time Deposits

As of December 31, 2013 and 2012, the Company's total time deposits were $1.3 billion and $1.6 billion, respectively. As of December 31, 2013, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2014	$988,722
2015	142,378
2016	112,303
2017	42,757
2018	12,075
Thereafter	19,535
Total	$1,317,770

The amount of time deposits with balances of $100,000 or more was $1.0 billion and $1.3 billion as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$653,679
Over Three Months through Six Months	64,659
Over Six Months through Twelve Months	119,594
Over Twelve Months	185,915
Total	$1,023,847

Public Deposits

As of December 31, 2013 and 2012, deposits of governmental entities of $1.2 billion and $1.4 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company's borrowings as of and for the years ended December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	2013	2012	2011
Funds Purchased [1]
Amounts Outstanding as of End of Year	$9,982	$11,296	$10,791
Average Amount Outstanding During Year	30,864	14,928	11,508
Maximum Amount Outstanding at Any Month End	86,296	21,024	10,791
Weighted Average Interest Rate During Year	0.14%	0.14%	0.17%
Weighted Average Interest Rate End of Year	0.14%	0.14%	0.14%
Securities Sold Under Agreements to Repurchase [2]
Amounts Outstanding as of End of Year	$170,049	$158,947	$1,325,998
Average Amount Outstanding During Year	209,326	735,711	1,245,763
Maximum Amount Outstanding at Any Month End	266,236	1,354,838	1,369,378
Weighted Average Interest Rate During Year	0.13%	0.08%	0.08%
Weighted Average Interest Rate End of Year	0.19%	0.12%	0.07%

[1]	Federal funds purchased generally mature on the next business day following the date of purchase.

[2]	Excludes long-term securities sold under agreements to repurchase with private institutions of $600.0 million as of December 31, 2013, 2012, and 2011.

The Company's total securities sold under agreements to repurchase were $770.0 million, $758.9 million, and $1.9 billion as of December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, total securities sold under agreements to repurchase placed with private institutions were $600.0 million, all of which were at fixed interest rates. As of December 31, 2013, the weighted average interest rate for the Company's agreements with private institutions was 4.21% and the remaining terms of these agreements ranged from 2 to 9 years.

As of December 31, 2013, the weighted average maturity was 364 days for the Company's securities sold under agreements to repurchase with government entities and 5.4 years for securities sold under agreements to repurchase with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.7 years.

Note 10.  Long-Term Debt

The Company's long-term debt as of December 31, 2013 and 2012 were as follows:

	December 31,
(dollars in thousands)	2013	2012
Federal Home Loan Bank Advances	$150,000	$100,000
Non-Recourse Debt	15,877	19,185
Capital Lease Obligations	8,829	8,870
Total	$174,706	$128,055

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The stated interest rate on the FHLB advances is 0.60% with maturity dates in 2015 and 2016. As of December 31, 2013, the Company had a remaining line of credit with the FHLB of $1.1 billion. See Note 4 for loans pledged to the FHLB as of December 31, 2013 and 2012.

As of December 31, 2013, the Company's non-recourse debt was bearing interest at a fixed rate of 6.3% with maturity in June 2021.

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

As of December 31, 2013, the Company had an undrawn line of credit with the FRB of $657.8 million. See Note 4 for loans pledged to the FRB as of December 31, 2013 and 2012.

As of December 31, 2013, the annual maturities of the Company's long-term debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2014	$2,872
2015	103,067
2016	52,785
2017	—
2018	—
Thereafter	7,153
Total	$165,877

Note 11.  Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2013 and 2012:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2013:
Shareholders' Equity		$1,011,976	$940,730
Tier 1 Capital		984,228	927,111
Total Capital		1,063,883	1,006,667
Tier 1 Capital Ratio	6%	15.55%	14.66%
Total Capital Ratio	10%	16.81%	15.92%
Tier 1 Leverage Ratio	5%	7.07%	6.66%

As of December 31, 2012:
Shareholders' Equity		$1,021,665	$977,591
Tier 1 Capital		926,603	896,658
Total Capital		999,183	969,144
Tier 1 Capital Ratio	6%	16.13%	15.63%
Total Capital Ratio	10%	17.39%	16.89%
Tier 1 Leverage Ratio	5%	6.83%	6.63%

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors.

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

As of December 31, 2013, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2013 that management believes have changed the Company or the Bank's capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2013, the Parent repurchased 0.7 million shares of common stock at an average cost per share of $51.33 and a total cost of $35.5 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2013, the Parent repurchased a total of 50.9 million shares of common stock and returned a total of $1.9 billion to its shareholders at an average cost of $36.54 per share. Remaining buyback authority under the common stock repurchase program was $34.0 million as of December 31, 2013. From January 1, 2014 through February 14, 2014, the Parent repurchased an additional 113,500 shares of common stock at an average cost of $57.85 per share for a total of $6.6 million. Remaining buyback authority under the common stock repurchase program was $27.4 million as of February 14, 2014. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2013:
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(105,842)	$(41,715)	$(64,127)
Less: Reclassification Adjustment for Gains Realized in Net Income[1]	(8,386)	(3,307)	(5,079)
Net Unrealized Losses on Investment Securities	(114,228)	(45,022)	(69,206)
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	12,132	4,785	7,347
Amortization of Net Actuarial Losses	1,688	665	1,023
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	13,498	5,323	8,175
Other Comprehensive Loss	$(100,730)	$(39,699)	$(61,031)

Year Ended December 31, 2012:
Net Unrealized Losses on Investment Securities:
Net Unrealized Gains Arising During the Period	$10,846	$4,312	$6,534
Less: Reclassification Adjustment for Gains Realized in Net Income[1]	(15,999)	(6,310)	(9,689)
Net Unrealized Losses on Investment Securities	(5,153)	(1,998)	(3,155)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(5,798)	(2,295)	(3,503)
Amortization of Net Actuarial Losses	1,318	520	798
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(4,802)	(1,902)	(2,900)
Other Comprehensive Loss	$(9,955)	$(3,900)	$(6,055)

Year Ended December 31, 2011:
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$40,645	$16,037	$24,608
Less: Reclassification Adjustment for Gains Realized in Net Income[1]	(13,525)	(5,328)	(8,197)
Net Unrealized Gains on Investment Securities	27,120	10,709	16,411
Defined Benefit Plans:
Prior Service Credit from Plan Amendment During the Period	917	361	556
Amortization of Prior Service Credit	(322)	(127)	(195)
Net Prior Service Credit	595	234	361
Net Actuarial Losses Arising During the Period	(17,368)	(6,841)	(10,527)
Amortization of Net Actuarial Losses	3,387	1,334	2,053
Defined Benefit Plans, Net	(13,386)	(5,273)	(8,113)
Other Comprehensive Income	$13,734	$5,436	$8,298

[1]
Includes amounts related to the sales of investment securities, if any, and amounts related to the amortization of gains from the reclassification of available-for- sale investment securities to the held-to-maturity category made during the years ended December 31, 2013 and 2011.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2013:
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Income Before Reclassifications	(47,296)	(16,831)	7,347	(56,780)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5,079)	828	(4,251)
Total Other Comprehensive Income (Loss)	(47,296)	(21,910)	8,175	(61,031)
Balance at End of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)

Year Ended December 31, 2012:
Balance at Beginning Period	$39,396	$23,536	$(27,669)	$35,263
Other Comprehensive Income Before Reclassifications	6,553	(19)	(3,503)	3,031
Amounts Reclassified from Accumulated Other Comprehensive Income	47	(9,736)	603	(9,086)
Total Other Comprehensive Income (Loss)	6,600	(9,755)	(2,900)	(6,055)
Balance at End of Period	$45,996	$13,781	$(30,569)	$29,208

Year Ended December 31, 2011:
Balance at Beginning Period	$46,521	$—	$(19,556)	$26,965
Other Comprehensive Income Before Reclassifications	(3,267)	27,875	(9,971)	14,637
Amounts Reclassified from Accumulated Other Comprehensive Income	(3,858)	(4,339)	1,858	(6,339)
Total Other Comprehensive Income (Loss)	(7,125)	23,536	(8,113)	8,298
Balance at End of Period	$39,396	$23,536	$(27,669)	$35,263

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Amortization of Unrealized Gains (Losses) on Investment Securities Transferred from the Available-for-Sale category to Held-to-Maturity	$8,386	$16,076	$7,159	Interest Income
	(3,307)	(6,340)	(2,820)	Tax Expense
	5,079	9,736	4,339	Net of Tax
Sales of Investment Securities Available-for-Sale	—	(77)	6,366	Investment Securities Gains (Losses), Net
	—	30	(2,508)	Tax Benefit (Expense)
	—	(47)	3,858	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	322	322	322
Net Actuarial Losses [2]	(1,688)	(1,318)	(3,387)
	(1,366)	(996)	(3,065)	Total Before Tax
	538	393	1,207	Tax Benefit
	(828)	(603)	(1,858)	Net of Tax

Total Reclassifications for the Period	$4,251	$9,086	$6,339	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 14 for additional details).

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2013, 2012, and 2011:

	Weighted Average Shares
	2013	2012	2011
Denominator for Basic Earnings Per Share	44,380,948	45,115,441	47,064,925
Dilutive Effect of Stock Options	116,010	102,149	140,815
Dilutive Effect of Restricted Stock	75,767	31,710	19,241
Denominator for Diluted Earnings Per Share	44,572,725	45,249,300	47,224,981

Antidilutive Stock Options and Restricted Stock Outstanding	25,101	522,383	554,062

Note 13.  Business Segments

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 466 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Year Ended December 31, 2013
Net Interest Income	$164,597	$99,623	$10,552	$84,135	$358,907
Provision for Credit Losses	8,565	4,918	(71)	(13,412)	—
Net Interest Income After Provision for Credit Losses	156,032	94,705	10,623	97,547	358,907
Noninterest Income	88,063	26,946	59,308	11,906	186,223
Noninterest Expense	(200,853)	(64,253)	(54,307)	(11,556)	(330,969)
Income Before Provision for Income Taxes	43,242	57,398	15,624	97,897	214,161
Provision for Income Taxes	(16,000)	(19,467)	(5,781)	(22,411)	(63,659)
Net Income	$27,242	$37,931	$9,843	$75,486	$150,502
Total Assets as of December 31, 2013	$3,658,495	$2,426,452	$189,421	$7,809,912	$14,084,280

Year Ended December 31, 2012
Net Interest Income	$177,083	$103,754	$12,448	$83,986	$377,271
Provision for Credit Losses	11,916	(1,382)	196	(9,751)	979
Net Interest Income After Provision for Credit Losses	165,167	105,136	12,252	93,737	376,292
Noninterest Income	104,654	26,408	57,454	11,770	200,286
Noninterest Expense	(206,740)	(62,165)	(55,543)	(9,840)	(334,288)
Income Before Provision for Income Taxes	63,081	69,379	14,163	95,667	242,290
Provision for Income Taxes	(23,340)	(19,864)	(5,240)	(27,770)	(76,214)
Net Income	$39,741	$49,515	$8,923	$67,897	$166,076
Total Assets as of December 31, 2012	$3,663,287	$2,196,682	$190,383	$7,678,020	$13,728,372

Year Ended December 31, 2011
Net Interest Income	$194,145	$117,205	$15,137	$63,721	$390,208
Provision for Credit Losses	22,250	(847)	64	(8,777)	12,690
Net Interest Income After Provision for Credit Losses	171,895	118,052	15,073	72,498	377,518
Noninterest Income	94,361	26,724	59,891	16,679	197,655
Noninterest Expense	(214,188)	(66,168)	(59,180)	(8,657)	(348,193)
Income Before Provision for Income Taxes	52,068	78,608	15,784	80,520	226,980
Provision for Income Taxes	(19,265)	(27,221)	(5,841)	(14,610)	(66,937)
Net Income	$32,803	$51,387	$9,943	$65,910	$160,043
Total Assets as of December 31, 2011	$3,444,021	$2,039,676	$218,088	$8,144,606	$13,846,391

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service ("IRS") limits on pay amounts in the allocation of the Savings Plan's benefits. Total expense for all components of the Company's defined contribution plans was $11.2 million, $11.8 million, and $11.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $4.6 million and $4.8 million as of December 31, 2013 and 2012, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company's benefit plans, but pay for their full insurance premiums. Participants who retire on or after January 1, 2008, who have medical or dental coverage under the Company's plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company's benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retire on or after January 1, 2008 who meet certain age and/or years of service requirements are eligible for the Health Reimbursement Account ("HRA") program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2013 and 2012, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2013 and 2012.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012
Benefit Obligation at Beginning of Year	$107,833	$102,742	$29,130	$25,979
Service Cost	—	—	670	585
Interest Cost	4,514	4,996	1,188	1,302
Actuarial Losses (Gains)	(7,067)	7,780	(2,949)	1,942
Employer Benefits Paid [1]	(7,195)	(7,685)	(743)	(678)
Benefit Obligation at End of Year	$98,085	$107,833	$27,296	$29,130
Fair Value of Plan Assets at Beginning of Year	$89,489	$82,163	$—	$—
Actual Return on Plan Assets	7,755	9,523	—	—
Employer Contributions	486	5,488	743	678
Employer Benefits Paid [1]	(7,195)	(7,685)	(743)	(678)
Fair Value of Plan Assets at End of Year	$90,535	$89,489	$—	$—
Funded Status at End of Year [2]	$(7,550)	$(18,344)	$(27,296)	$(29,130)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.7 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the statements of condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2013 and 2012.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012
Amounts Recognized in Accumulated Other Comprehensive Income, Net of Tax
Net Actuarial Gains (Losses)	$(25,440)	$(32,011)	$2,045	$245
Net Prior Service Credit	—	—	1,001	1,197
Total Amounts Recognized in Accumulated Other Comprehensive Income, Net of Tax	$(25,440)	$(32,011)	$3,046	$1,442

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2013, 2012, and 2011.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2013	2012	2011	2013	2012	2011
Service Cost	$—	$—	$—	$670	$585	$514
Interest Cost	4,514	4,996	5,221	1,188	1,302	1,341
Expected Return on Plan Assets	(5,250)	(5,829)	(6,451)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(322)	(322)	(322)
Net Actuarial Losses (Gains) [1]	1,688	1,318	3,466	—	—	(79)
Net Periodic Benefit Cost	$952	$485	$2,236	$1,536	$1,565	$1,454

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014 is approximately $1.4 million. There is no net actuarial gain related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014. The prior service credit related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014 is approximately $0.3 million.

Assumptions used to determine the benefit obligations as of December 31, 2013 and 2012 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted Average Assumptions as of December 31:
Discount Rate	5.22%	4.29%	5.22%	4.29%
Health Care Cost Trend Rate Assumed For Next Year	—	—	7.20%	7.70%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2027.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions as of December 31:
Discount Rate	4.29%	5.04%	5.75%	4.29%	5.04%	5.75%
Expected Long-Term Rate of Return on Plan Assets	6.00%	6.50%	8.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	7.70%	8.00%	8.50%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2013 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease
Effect on the Total of Service and Interest Cost Component of Net Periodic Postretirement Benefit Cost	$110	$(85)
Effect on the Postretirement Benefit Obligation	1,408	(1,136)

The Company expects to contribute $0.5 million to the Pension Plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2014.

As of December 31, 2013, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2014	$5,783	$1,325
2015	6,091	1,431
2016	6,362	1,656
2017	6,630	1,721
2018	6,825	1,731
Years 2019-2023	36,064	10,139

Retirement Plan Assets

The Company's overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan's termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 35% S&P 500 Index, 25% MSCI ACWI ex-US Index, and 40% Barclays Capital Aggregate Bond Index.

Subject to liquidity requirements, the asset allocation targets are 60% for equity securities, 40% for fixed income securities with a 10% to 20% range permitted from the strategic targets, and zero to 20% for cash. Within the equity securities portfolio, the range for domestic securities is from 50% to 100% and the range for international securities is from 0% to 50%. All assets selected for the Retirement Plan must have a readily ascertainable market value and must be readily marketable.

Due to market fluctuations or cash flows, the allocation for each asset class may be breached by as much as 5% on a temporary basis. However, asset allocations are expected to conform to target ranges within 90 days of such an occurrence.

The fair values of the Retirement Plan assets as of December 31, 2013 and 2012 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2013	Total as of Dec. 31, 2012
Cash	$1,905	$—	$—	$1,905	$2,100
Equity Securities – Mutual Funds:
Large-Cap	—	—	—	—	6,976
Mid-Cap	—	—	—	—	2,483
Small-Cap	—	—	—	—	2,529
Mixed-Cap	30,155	—	—	30,155	14,716
International	18,268	—	—	18,268	8,741
Emerging Market	1,982	—	—	1,982	4,748
Fixed Income Securities – Mutual Funds	38,225	—	—	38,225	47,196
Total	$90,535	$—	$—	$90,535	$89,489

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

As of December 31, 2013, total shares authorized under the plans were 4.7 million shares, of which 2.5 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. For the years ended December 31, 2013, 2012, and 2011, compensation expense and the related income tax benefit recognized for all share-based awards were as follows:

(dollars in thousands)	2013	2012	2011
Compensation Expense	$5,546	$7,537	$6,216
Income Tax Benefit	2,188	2,972	2,668

Stock Options

There were no stock options granted for the year ended December 31, 2013. All stock options granted were fully vested as of December 31, 2013. The Company reissues treasury stock to satisfy stock option exercises. The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted for the years ended December 2012 and 2011. The weighted average fair value of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2012	2011
Weighted Average Fair Value of Stock Options
Granted During the Year	$9.81	$10.47
Stock Options Granted During the Year	341,665	341,629
Assumptions:
Average Risk-Free Interest Rate	1.13%	0.96%
Average Expected Volatility	33.14%	39.94%
Expected Dividend Yield	3.77%	3.87%
Expected Life	5.46 years	5.22 years

The following table presents the activity related to stock options under all plans for the year ended December 31, 2013.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2013	1,085,941	$44.17
Exercised	(226,118)	37.01
Expired	(14,276)	38.86
Stock Options Outstanding as of December 31, 2013	845,547	46.18	6.2	$10,958
Stock Options Vested and Exercisable as of December 31, 2013	845,547	46.18	6.2	10,958

The following summarizes certain stock option activity of the Company for the years ended December 31, 2013, 2012, and 2011:

(dollars in thousands)	2013	2012	2011
Intrinsic Value of Stock Options Exercised	$3,262	$3,907	$3,790
Cash Received from Stock Options Exercised	8,369	7,500	6,044
Tax Benefits Realized from Stock Options Exercised	690	904	888
Total Fair Value of Stock Options that Vested	3,731	—	3,578

Restricted Stock

As of December 31, 2013, unrecognized compensation cost related to unvested restricted stock was $8.4 million. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

The following table presents the activity for all restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2010	126,885	$52.34
Granted	20,831	47.58
Vested	(65,226)	52.28	$3,410
Forfeited	(1,648)	52.69
Unvested as of December 31, 2011	80,842	$52.15
Granted	187,514	47.42
Vested	(54,198)	51.01	$2,764
Forfeited	(2,632)	48.86
Unvested as of December 31, 2012	211,526	$47.91
Granted	170,991	47.69
Vested	(133,245)	48.39	$6,448
Forfeited	(9,497)	47.54
Unvested as of December 31, 2013	239,775	$47.50

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	2013	2012	2011
Current:
Federal	$60,011	$80,224	$60,371
State	(575)	10,106	3,995
Foreign	3,720	2,668	2,373
Total Current	63,156	92,998	66,739
Deferred:
Federal	(231)	(13,104)	1,254
State	734	(3,680)	(1,056)
Total Deferred	503	(16,784)	198
Provision for Income Taxes	$63,659	$76,214	$66,937

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of gains related to held-to-maturity investment securities, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders' equity. The net tax benefit recorded directly to consolidated shareholders' equity was $40.6 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively. The net tax charge recorded directly to consolidated shareholders' equity was $4.6 million for the year ended December 31, 2011.

Deferred Tax Liabilities and Assets

As of December 31, 2013 and 2012, significant components of the Company's deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2013	2012
Deferred Tax Liabilities:
Accrued Pension Cost	$(14,381)	$(14,616)
Federal Home Loan Bank Stock	(8,949)	(9,582)
Lease Transactions	(105,761)	(115,699)
Energy Tax Credits	(3,805)	—
Net Unrealized Gains on Investments Securities	—	(38,868)
Deferred Loan Fees	(6,394)	(4,478)
Originated Mortgage Servicing Rights	(11,218)	(10,872)
Other	(552)	(502)
Gross Deferred Tax Liabilities	(151,060)	(194,617)
Deferred Tax Assets:
Accelerated Depreciation	10,195	10,097
Allowance for Loan Losses	46,635	47,808
Net Unrealized Losses on Investments Securities	6,154	—
Minimum Pension Liability	14,583	19,906
Accrued Expenses	15,449	14,499
Postretirement Benefit Obligations	12,741	12,580
Capital Lease Expenses	3,200	3,146
Restricted Stock	4,187	4,591
Investment in Unincorporated Entities	4,218	7,304
Deductible State and Local Taxes	7,575	10,284
Other	6,778	6,338
Gross Deferred Tax Assets Before Valuation Allowance	131,715	136,553
Valuation Allowance	(4,162)	(5,133)
Gross Deferred Tax Assets After Valuation Allowance	127,553	131,420
Net Deferred Tax Liabilities	$(23,507)	$(63,197)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2013, retained earnings included approximately $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	0.11	1.90	0.71
Tax Reserve Adjustments	(0.44)	0.44	(2.21)
Leveraged Leases	0.02	(1.44)	0.05
Low-Income Housing Investments	(0.51)	0.16	(1.55)
Bank-Owned Life Insurance	(0.96)	(0.98)	(0.97)
Tax-Exempt Income	(2.78)	(2.31)	(0.57)
Other	(0.71)	(1.31)	(0.97)
Effective Tax Rate	29.73%	31.46%	29.49%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2013, 2012, and 2011:

(dollars in thousands)	2013	2012	2011
Unrecognized Tax Benefits at Beginning of Year	$15,433	$13,633	$22,980
Gross Increases, Related to Tax Positions Taken in a Prior Period	1,587	280	725
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(194)	—	—
Gross Increases, Related to Current Period Tax Positions	1,557	1,888	—
Settlement with Taxing Authority	—	(40)	(1,889)
Lapse of Statute of Limitations	(6,537)	(328)	(8,183)
Unrecognized Tax Benefits at End of Year	$11,846	$15,433	$13,633

As of December 31, 2013 and 2012, $10.8 million and $14.2 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2013.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2013, 2012, and 2011, the Company recorded a net tax benefit of $1.2 million, a net tax provision of $0.5 million, and a net tax benefit of $2.6 million, respectively, for interest and penalties. As of December 31, 2013 and 2012, the Company had accrued $1.9 million and $3.1 million, respectively, for the payment of possible interest and penalties.

The Company's federal income tax return for 2011 is currently under examination by the IRS. During the year ended December 31, 2013, the State of Hawaii concluded its examination of state income tax returns filed for 2003 through 2011. The Company's State of Hawaii income tax returns for 2010 through 2012 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$30,226	$536	$243,094	$10,188
Forward Commitments	30,798	211	194,658	(140)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	202,838	20,542	236,803	32,193
Pay Fixed/Receive Variable Swaps	202,838	(20,699)	236,803	(32,441)
Foreign Exchange Contracts
Buy	25,722	(897)	22,318	(845)
Sell	8,177	125	8,211	29

The following table presents the Company's derivative financial instruments, their fair values, and balance sheet location as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$574	$38	$10,188	$—
Forward Commitments	215	4	189	329
Interest Rate Swap Agreements	20,852	21,009	32,193	32,441
Foreign Exchange Contracts	128	900	40	856
Total	$21,769	$21,951	$42,610	$33,626
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company's derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2013, 2012, and 2011:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2013	2012	2011
Interest Rate Lock Commitments	Mortgage Banking	$6,092	$37,490	$14,091
Forward Commitments	Mortgage Banking	8,085	(1,959)	(4,735)
Interest Rate Swap Agreements	Other Noninterest Income	292	33	309
Foreign Exchange Contracts	Other Noninterest Income	3,182	3,237	3,120
Total		$17,651	$38,801	$12,785

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

As of December 31, 2013 and 2012, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company's free-standing derivative financial instruments are required to be carried at fair value on the

Company's consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments ("IRLCs"), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 18 to the Consolidated Financial Statements for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of December 31, 2013, the Company's debt ratings and capital levels were in excess of these minimum requirements.

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

Note 18. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $20.7 million and $32.4 million as of December 31, 2013 and December 31, 2012, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 17 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2013 and 2012. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155	$—	$155	$155	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,853	—	20,853	155	2,288	18,410

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	170,049	—	170,049	—	170,049	—
	$770,049	$—	$770,049	$—	$770,049	$—

December 31, 2012
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$32,441	$—	$32,441	$—	$3,299	$29,142

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	158,947	—	158,947	—	158,947	—
	$758,947	$—	$758,947	$—	$758,947	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of securities pledged was $0.7 billion and $0.8 billion as of December 31, 2013 and 2012, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.2 billion and $1.4 billion as of December 31, 2013 and 2012, respectively. The investment securities pledged as of December 31, 2013 and 2012 had a fair value of $1.8 billion and $2.2 billion, respectively.

Note 19.  Commitments, Contingencies, and Guarantees

The Company's credit commitments as of December 31, 2013 were as follows:

(dollars in thousands)	December 31, 2013
Unfunded Commitments to Extend Credit	$2,314,892
Standby Letters of Credit	58,207
Commercial Letters of Credit	16,387
Total	$2,389,486

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and holds cash and deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $25.7 million secured certain specifically identified standby letters of credit as of December 31, 2013. As of December 31, 2013, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.

Lease Commitments

A portion of the Company's headquarters' building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2022. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2013, 2012, and 2011 were as follows:

(dollars in thousands)	2013	2012	2011
Minimum Rentals	$19,258	$20,429	$20,427
Sublease Rental Income	(6,806)	(5,540)	(5,463)
Total	$12,452	$14,889	$14,964

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2013:

(dollars in thousands)	Capital Leases	Operating Leases
2014	$665	$14,199
2015	665	12,172
2016	665	11,266
2017	665	9,275
2018	665	8,037
Thereafter	22,594	124,968
Total Future Minimum Lease Payments	25,919	$179,917
Amounts Representing Interest	(17,090)
Present Value of Net Future Minimum Lease Payments	$8,829

Minimum future rental income receivable under non-cancelable subleases was $16.5 million as of December 31, 2013.

Contingencies

The Company, along with other members of Visa are parties to Loss and Judgment Sharing Agreements (the "Agreements"), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2013, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2013, the unpaid principal balance of the Company's portfolio of residential mortgage loans sold was $3.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred where required documents are not delivered or are defective. Investors may require the immediate repurchase of a mortgage loan when an underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2013, the Company repurchased ten residential mortgage loans with an unpaid principal balance totaling $3.7 million as a result of the representation and warranty provisions contained in these contracts. Six of these loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. For the year ended December 31, 2013, the Company incurred loan loss reimbursements on four loans totaling $0.7 million. As of December 31, 2013, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The loans that the Company services were originated either by the Company or by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2013, the Company had no repurchase requests related to loan servicing activities, nor was there any pending repurchase requests as of December 31, 2013.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2013, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2013, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

Note 20.  Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2013 and 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,693	$326,586	$—	$397,279
Debt Securities Issued by States and Political Subdivisions	—	686,802	—	686,802
Debt Securities Issued by Corporations	—	273,501	—	273,501
Mortgage-Backed Securities Issued by
Residential - Government Agencies	—	653,194	—	653,194
Residential - U.S. Government Sponsored Enterprises	—	23,268	—	23,268
Commercial - Government Agencies	—	209,653	—	209,653
Total Mortgage-Backed Securities	—	886,115	—	886,115
Total Investment Securities Available-for-Sale	70,693	2,173,004	—	2,243,697
Loans Held for Sale	—	6,435	—	6,435
Mortgage Servicing Rights	—	—	3,826	3,826
Other Assets	15,535	—	—	15,535
Derivatives [1]	—	343	21,426	21,769
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2013	$86,228	$2,179,782	$25,252	$2,291,262

Liabilities:
Derivatives [1]	$—	$904	$21,047	$21,951
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013	$—	$904	$21,047	$21,951

December 31, 2012
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$470,535	$399,454	$—	$869,989
Debt Securities Issued by States and Political Subdivisions	—	782,411	—	782,411
Debt Securities Issued by Corporations	—	84,434	—	84,434
Mortgage-Backed Securities Issued by
Residential - Government Agencies	—	1,068,660	—	1,068,660
Residential - U.S. Government Sponsored Enterprises	—	37,298	—	37,298
Commercial - Government Agencies	—	524,765	—	524,765
Total Mortgage-Backed Securities	—	1,630,723	—	1,630,723
Total Investment Securities Available-for-Sale	470,535	2,897,022	—	3,367,557
Loans Held for Sale	—	21,374	—	21,374
Mortgage Servicing Rights	—	—	4,761	4,761
Other Assets	12,566	—	—	12,566
Derivatives [1]	—	229	42,381	42,610
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012	$483,101	$2,918,625	$47,142	$3,448,868

Liabilities:
Derivatives [1]	$—	$1,185	$32,441	$33,626
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012	$—	$1,185	$32,441	$33,626
1     The fair value of each class of derivatives is shown in Note 17 to the Consolidated Financial Statements.

For the years ended December 31, 2013 and 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Year Ended December 31, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains:
Included in Net Income	(935)	6,184	5,249
Transfers to Loans Held for Sale	—	(15,745)	(15,745)
Balance as of December 31, 2013	$3,826	$379	$4,205
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of December 31, 2013	$127	$379	$506

Year Ended December 31, 2012
Balance as of January 1, 2012	$7,131	$2,058	$9,189
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(2,370)	37,518	35,148
Transfers to Loans Held for Sale	—	(29,636)	(29,636)
Balance as of December 31, 2012	$4,761	$9,940	$14,701
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2012	$(863)	$9,940	$9,077

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company's consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company's consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are recorded as a component of other noninterest income in the Company's consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013 and 2012, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2013	2012	2013	2012
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	7.98%	12.26%	$33,926	$27,904
		Discount Rate [2]	9.70%	5.57%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.76%	88.86%	$536	$10,188
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.74%	0.77%	$(157)	$(248)
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the year ended December 31, 2013, there were no material adjustments to fair value for the Company's assets and liabilities measured at fair value on a nonrecurring basis. For the year ended December 31, 2012, the Company recorded a $1.1 million impairment charge to fully write-down the net book value of leasehold improvements and other fixed assets related to planned branch closures.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans held for sale as of December 31, 2013 and 2012.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2013
Loans Held for Sale	$6,435	$6,284	$151

December 31, 2012
Loans Held for Sale	$21,374	$20,492	$882

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company's consolidated statements of income. For the years ended December 31, 2013 and 2012, the net gains or losses were not material as a result of the change in fair value of the Company's residential mortgage loans held for sale.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2013 and 2012. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,744,519	$4,697,587	$433,365	$4,264,222	$—
Loans [1]	5,707,133	6,062,147	—	—	6,062,147

Financial Instruments – Liabilities
Time Deposits	1,317,770	1,322,967	—	1,322,967	—
Securities Sold Under Agreements to Repurchase	770,049	846,193	—	846,193	—
Long-Term Debt [2]	165,877	167,049	—	167,049	—

December 31, 2012
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,595,065	$3,687,676	$195,366	$3,492,310	$—
Loans [1]	5,451,935	5,846,906	—	—	5,846,906

Financial Instruments – Liabilities
Time Deposits	1,599,508	1,609,506	—	1,609,506	—
Securities Sold Under Agreements to Repurchase	758,947	868,199	—	868,199	—
Long-Term Debt [2]	119,185	121,906	—	121,906	—

[1]	Net of unearned income and the allowance for loan losses.

[2]	Excludes capital lease obligations.

Note 21.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Income
Dividends and Interest from Bank of Hawaii	$133,000	$117,050	$148,356
Other Income	727	570	496
Total Income	133,727	117,620	148,852
Noninterest Expense
Intercompany Salaries and Services	852	858	867
Other Expenses	2,942	1,795	1,349
Total Noninterest Expense	3,794	2,653	2,216
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	129,933	114,967	146,636
Income Tax Benefit	2,211	1,848	1,855
Equity in Undistributed Income of Subsidiaries	18,358	49,261	11,552
Net Income	$150,502	$166,076	$160,043
Comprehensive Income	$89,471	$160,021	$168,341

Condensed Statements of Condition

(dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Cash with Bank of Hawaii	$64,657	$35,611
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	2,200	1,381
Other Assets	7,938	7,634
Equity in Net Assets of Subsidiaries	942,157	979,002
Total Assets	$1,031,081	$1,037,757

Liabilities
Income Taxes Payable	$6,359	$6,320
Other Liabilities	12,746	9,772
Total Liabilities	19,105	16,092
Shareholders' Equity	1,011,976	1,021,665
Total Liabilities and Shareholders' Equity	$1,031,081	$1,037,757

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Operating Activities
Net Income	$150,502	$166,076	$160,043
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	616	576	(352)
Equity in Undistributed Income of Subsidiaries	(18,358)	(49,261)	(11,552)
Net Change in Other Assets and Other Liabilities	1,980	(493)	1,709
Net Cash Provided by Operating Activities	134,740	116,898	149,848

Financing Activities
Tax Benefits from Share-Based Compensation	—	—	889
Proceeds from Issuance of Common Stock	14,495	13,730	12,660
Repurchase of Common Stock	(39,655)	(81,444)	(111,544)
Cash Dividends Paid	(80,534)	(81,645)	(84,891)
Net Cash Used in Financing Activities	(105,694)	(149,359)	(182,886)

Net Change in Cash and Cash Equivalents	29,046	(32,461)	(33,038)
Cash and Cash Equivalents at Beginning of Period	35,611	68,072	101,110
Cash and Cash Equivalents at End of Period	$64,657	$35,611	$68,072

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework, the "COSO criteria"). Bank of Hawaii Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Bank of Hawaii Corporation and subsidiaries and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 25, 2014

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Bank of Hawaii Corporation Proxy Statement for the 2014 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance

"Board of Directors"; "Section 16(a) Beneficial Ownership Reporting Compliance"; and "Audit and Risk Committee Report."

Information regarding the executive officers of the Parent is incorporated by reference from "Executive Officers of the Registrant" in Part I, Item 1 of this report.

The Parent's Board of Directors has determined that Robert Huret, Mark A. Burak and Raymond P. Vara, Jr., members of the Parent's Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. These audit committee financial experts are independent within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange.

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

Item 11. Executive Compensation

"Executive Compensation - Compensation Discussion and Analysis"; "Summary Compensation Table"; "Grants of Plan-Based Awards in 2013"; "Outstanding Equity Awards at Fiscal Year-End"; Option Exercises and Stock Vested in 2013"; "Pension Benefits"; "Nonqualified Deferred Compensation"; "Change in Control, Termination, and Other Arrangements"; "Director Compensation"; "Director Compensation Table"; "Corporate Governance – Human Resources and Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report."

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

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Condition – December 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011

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

3.3	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the April 30, 2008 8-K).
3.4	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on November 19, 2013).
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

10.16
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of Restricted Stock Grant Agreement – Lucien, Rossi & Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on April 28, 2010).*

10.17	Agreement with Kent T. Lucien (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 6, 2010).*
10.18
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 26, 2010).*

10.19
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

10.22
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program (incorporated by reference from Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on November 22, 2011).*

10.23	Amendment to Agreement with Kent T. Lucien (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*
10.24
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

10.28	Amended and Restated Agreement with Kent T Lucien (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 2, 2013).*
10.29
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock and Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.30
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock and Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.31
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock and Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.32
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock and Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.33
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.34
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

10.35
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Restricted Stock Units Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

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

Date:	February 25, 2014	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 25, 2014

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Michael J. Chun	/s/ Clinton R. Churchill
Michael J. Chun, Director	Clinton R. Churchill, Director
/s/ David A. Heenan	/s/ Robert Huret
David A. Heenan, Director	Robert Huret, Director
/s/ Kent T. Lucien	/s/ Martin A. Stein
Kent T. Lucien, Director and Chief Financial Officer	Martin A. Stein, Director
/s/ Donald M. Takaki	/s/ Barbara J. Tanabe
Donald M. Takaki, Director	Barbara J. Tanabe, Director
/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director
/s/ Derek J. Norris
Derek J. Norris Principal Accounting Officer