Form 10-Q
period 2014-03-31
BANK OF HAWAII CORP
filed 2014-04-21
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

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
Yes ☐  No ☒

As of April 15, 2014, there were 44,429,905 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2014	2013
Interest Income
Interest and Fees on Loans and Leases	$63,526	$62,820
Income on Investment Securities
Available-for-Sale	10,760	15,851
Held-to-Maturity	27,889	19,854
Deposits	3	3
Funds Sold	137	59
Other	302	284
Total Interest Income	102,617	98,871
Interest Expense
Deposits	2,358	2,646
Securities Sold Under Agreements to Repurchase	6,397	7,005
Funds Purchased	3	22
Long-Term Debt	626	638
Total Interest Expense	9,384	10,311
Net Interest Income	93,233	88,560
Provision for Credit Losses	—	—
Net Interest Income After Provision for Credit Losses	93,233	88,560
Noninterest Income
Trust and Asset Management	11,852	11,886
Mortgage Banking	2,005	6,411
Service Charges on Deposit Accounts	8,878	9,301
Fees, Exchange, and Other Service Charges	12,939	11,934
Investment Securities Gains, Net	2,160	—
Insurance	2,123	2,325
Bank-Owned Life Insurance	1,602	1,297
Other	3,209	4,624
Total Noninterest Income	44,768	47,778
Noninterest Expense
Salaries and Benefits	46,897	48,675
Net Occupancy	9,417	9,635
Net Equipment	4,603	4,577
Data Processing	3,649	3,266
Professional Fees	2,260	2,226
FDIC Insurance	2,076	1,949
Other	14,645	14,059
Total Noninterest Expense	83,547	84,387
Income Before Provision for Income Taxes	54,454	51,951
Provision for Income Taxes	15,862	15,971
Net Income	$38,592	$35,980
Basic Earnings Per Share	$0.87	$0.81
Diluted Earnings Per Share	$0.87	$0.81
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	44,193,267	44,545,092
Diluted Weighted Average Shares	44,420,349	44,686,632

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,

(dollars in thousands)	2014	2013
Net Income	$38,592	$35,980
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	6,271	(9,641)
Defined Benefit Plans	156	78
Total Other Comprehensive Income (Loss)	6,427	(9,563)
Comprehensive Income	$45,019	$26,417

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2014	December 31, 2013
Assets
Interest-Bearing Deposits	$4,085	$3,617
Funds Sold	382,154	271,414
Investment Securities
Available-for-Sale	2,188,064	2,243,697
Held to Maturity (Fair Value of $4,774,032 and $4,697,587)	4,777,494	4,744,519
Loans Held for Sale	2,437	6,435
Loans and Leases	6,209,857	6,095,387
Allowance for Loan and Lease Losses	(114,126)	(115,454)
Net Loans and Leases	6,095,731	5,979,933
Total Earning Assets	13,449,965	13,249,615
Cash and Noninterest-Bearing Deposits	159,079	188,715
Premises and Equipment	107,323	108,636
Accrued Interest Receivable	46,431	43,930
Foreclosed Real Estate	3,450	3,205
Mortgage Servicing Rights	27,378	28,123
Goodwill	31,517	31,517
Other Assets	437,975	430,539
Total Assets	$14,263,118	$14,084,280

Liabilities
Deposits
Noninterest-Bearing Demand	$3,679,410	$3,681,128
Interest-Bearing Demand	2,378,414	2,355,608
Savings	4,515,026	4,560,150
Time	1,471,623	1,317,770
Total Deposits	12,044,473	11,914,656
Funds Purchased	9,982	9,982
Short-Term Borrowings	375	—
Securities Sold Under Agreements to Repurchase	797,213	770,049
Long-Term Debt	174,695	174,706
Retirement Benefits Payable	35,111	34,965
Accrued Interest Payable	5,743	4,871
Taxes Payable and Deferred Taxes	45,811	34,907
Other Liabilities	120,811	128,168
Total Liabilities	13,234,214	13,072,304
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2014 - 57,620,212 / 44,467,593 and December 31, 2013 - 57,480,846 / 44,490,385)	573	572
Capital Surplus	524,912	522,505
Accumulated Other Comprehensive Loss	(25,396)	(31,823)
Retained Earnings	1,170,068	1,151,754
Treasury Stock, at Cost (Shares: March 31, 2014 - 13,152,619 and December 31, 2013 - 12,990,461)	(641,253)	(631,032)
Total Shareholders’ Equity	1,028,904	1,011,976
Total Liabilities and Shareholders’ Equity	$14,263,118	$14,084,280
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	38,592	—	38,592
Other Comprehensive Income	—	—	—	6,427	—	—	6,427
Share-Based Compensation	—	—	1,808	—	—	—	1,808
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	222,762	1	599	—	(205)	4,063	4,458
Common Stock Repurchased	(245,554)	—	—	—	—	(14,284)	(14,284)
Cash Dividends Paid ($0.45 per share)	—	—	—	—	(20,073)	—	(20,073)
Balance as of March 31, 2014	44,467,593	$573	$524,912	$(25,396)	$1,170,068	$(641,253)	$1,028,904

Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	35,980	—	35,980
Other Comprehensive Loss	—	—	—	(9,563)	—	—	(9,563)
Share-Based Compensation	—	—	1,280	—	—	—	1,280
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	277,927	1	428	—	(1,553)	6,395	5,271
Common Stock Repurchased	(171,427)	—	—	—	—	(8,299)	(8,299)
Cash Dividends Paid ($0.45 per share)	—	—	—	—	(20,230)	—	(20,230)
Balance as of March 31, 2013	44,861,335	$572	$517,327	$19,645	$1,098,674	$(610,114)	$1,026,104
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
Operating Activities
Net Income	$38,592	$35,980
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,085	3,107
Amortization of Deferred Loan and Lease Fees	(482)	(753)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	12,157	15,848
Share-Based Compensation	1,808	1,280
Benefit Plan Contributions	(326)	(345)
Deferred Income Taxes	4,482	134
Net Gains on Sales of Loans and Leases	(821)	(8,586)
Net Gains on Investment Securities	(2,160)	—
Proceeds from Sales of Loans Held for Sale	39,206	231,026
Originations of Loans Held for Sale	(34,390)	(226,325)
Tax Benefits from Share-Based Compensation	(353)	(451)
Net Change in Other Assets and Other Liabilities	(11,557)	(23,036)
Net Cash Provided by Operating Activities	49,241	27,879

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	82,737	302,190
Proceeds from Sales	10,735	—
Purchases	(31,268)	(246,146)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	177,352	283,023
Purchases	(216,533)	(296,836)
Net Change in Loans and Leases	(116,377)	69,411
Premises and Equipment, Net	(1,772)	(2,946)
Net Cash Provided by (Used in) Investing Activities	(95,126)	108,696

Financing Activities
Net Change in Deposits	129,817	(277,622)
Net Change in Short-Term Borrowings	27,539	44,771
Proceeds from Long-Term Debt	—	50,000
Tax Benefits from Share-Based Compensation	353	451
Proceeds from Issuance of Common Stock	4,105	4,863
Repurchase of Common Stock	(14,284)	(8,299)
Cash Dividends Paid	(20,073)	(20,230)
Net Cash Provided by (Used in) Financing Activities	127,457	(206,066)

Net Change in Cash and Cash Equivalents	81,572	(69,491)
Cash and Cash Equivalents at Beginning of Period	463,746	352,861
Cash and Cash Equivalents at End of Period	$545,318	$283,370
Supplemental Information
Cash Paid for Interest	$8,512	$9,316
Cash Paid for Income Taxes	1,353	6,038
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	982	1,356

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Accounting Standards Adopted in 2014

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of ASU No. 2013-11 had no impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$368,033	$6,079	$(133)	$373,979
Debt Securities Issued by States and Political Subdivisions	718,801	11,457	(7,139)	723,119
Debt Securities Issued by Corporations	265,040	1,103	(6,582)	259,561
Mortgage-Backed Securities:
Residential - Government Agencies	592,588	13,743	(1,348)	604,983
Residential - U.S. Government-Sponsored Enterprises	20,034	1,374	—	21,408
Commercial - Government Agencies	215,033	—	(10,019)	205,014
Total Mortgage-Backed Securities	827,655	15,117	(11,367)	831,405
Total	$2,179,529	$33,756	$(25,221)	$2,188,064
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,540	$2,776	$(3,463)	$497,853
Debt Securities Issued by States and Political Subdivisions	252,179	6,507	—	258,686
Debt Securities Issued by Corporations	178,032	5	(4,631)	173,406
Mortgage-Backed Securities:
Residential - Government Agencies	3,408,764	41,169	(39,502)	3,410,431
Residential - U.S. Government-Sponsored Enterprises	118,555	1,335	(508)	119,382
Commercial - Government Agencies	321,424	—	(7,150)	314,274
Total Mortgage-Backed Securities	3,848,743	42,504	(47,160)	3,844,087
Total	$4,777,494	$51,792	$(55,254)	$4,774,032

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2014.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$29,156	$29,470
Due After One Year Through Five Years	271,563	276,009
Due After Five Years Through Ten Years	625,824	619,099
Due After Ten Years	117,173	119,934
	1,043,716	1,044,512

Debt Securities Issued by Government Agencies	308,158	312,147
Mortgage-Backed Securities:
Residential - Government Agencies	592,588	604,983
Residential - U.S. Government-Sponsored Enterprises	20,034	21,408
Commercial - Government Agencies	215,033	205,014
Total Mortgage-Backed Securities	827,655	831,405
Total	$2,179,529	$2,188,064

Held-to-Maturity:
Due in One Year or Less	$30,130	$30,381
Due After One Year Through Five Years	468,410	467,472
Due After Five Years Through Ten Years	164,682	166,977
Due After Ten Years	265,529	265,115
	928,751	929,945
Mortgage-Backed Securities:
Residential - Government Agencies	3,408,764	3,410,431
Residential - U.S. Government-Sponsored Enterprises	118,555	119,382
Commercial - Government Agencies	321,424	314,274
Total Mortgage-Backed Securities	3,848,743	3,844,087
Total	$4,777,494	$4,774,032

Investment securities with carrying values of $2.7 billion and $2.6 billion as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities in the first quarter of 2014. There were no sales of investment securities in the first quarter of 2013.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Gross Gains on Sales of Investment Securities	$2,160	$—
Gross Losses on Sales of Investment Securities	—	—
Net Gains on Sales of Investment Securities	$2,160	$—

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$17,833	$(123)	$1,900	$(10)	$19,733	$(133)
Debt Securities Issued by States and Political Subdivisions	307,060	(5,215)	42,806	(1,924)	349,866	(7,139)
Debt Securities Issued by Corporations	125,147	(2,989)	76,459	(3,593)	201,606	(6,582)
Mortgage-Backed Securities:
Residential - Government Agencies	15,852	(496)	9,449	(852)	25,301	(1,348)
Commercial - Government Agencies	57,123	(1,729)	147,891	(8,290)	205,014	(10,019)
Total Mortgage-Backed Securities	72,975	(2,225)	157,340	(9,142)	230,315	(11,367)
Total	$523,015	$(10,552)	$278,505	$(14,669)	$801,520	$(25,221)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$336,285	$(3,463)	$—	$—	$336,285	$(3,463)
Debt Securities Issued by Corporations	143,607	(3,348)	20,419	(1,283)	164,026	(4,631)
Mortgage-Backed Securities:
Residential - Government Agencies	1,347,544	(29,120)	203,201	(10,382)	1,550,745	(39,502)
Residential - U.S. Government-Sponsored Enterprises	97,848	(508)	—	—	97,848	(508)
Commercial - Government Agencies	117,174	(1,365)	197,100	(5,785)	314,274	(7,150)
Total Mortgage-Backed Securities	1,562,566	(30,993)	400,301	(16,167)	1,962,867	(47,160)
Total	$2,042,458	$(37,804)	$420,720	$(17,450)	$2,463,178	$(55,254)

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$26,181	$(225)	$2,117	$(9)	$28,298	$(234)
Debt Securities Issued by States and Political Subdivisions	415,718	(10,934)	42,607	(2,521)	458,325	(13,455)
Debt Securities Issued by Corporations	200,364	(7,836)	—	—	200,364	(7,836)
Mortgage-Backed Securities:
Residential - Government Agencies	76,744	(781)	10,027	(1,068)	86,771	(1,849)
Commercial - Government Agencies	164,478	(7,935)	45,175	(2,271)	209,653	(10,206)
Total Mortgage-Backed Securities	241,222	(8,716)	55,202	(3,339)	296,424	(12,055)
Total	$883,485	$(27,711)	$99,926	$(5,869)	$983,411	$(33,580)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$271,469	$(3,667)	$—	$—	$271,469	$(3,667)
Debt Securities Issued by States and Political Subdivisions	52,026	(133)	—	—	52,026	(133)
Debt Securities Issued by Corporations	163,736	(4,278)	20,736	(1,430)	184,472	(5,708)
Mortgage-Backed Securities:
Residential - Government Agencies	1,767,086	(54,067)	190,939	(12,505)	1,958,025	(66,572)
Commercial - Government Agencies	224,277	(4,753)	90,167	(3,170)	314,444	(7,923)
Total Mortgage-Backed Securities	1,991,363	(58,820)	281,106	(15,675)	2,272,469	(74,495)
Total	$2,478,594	$(66,898)	$301,842	$(17,105)	$2,780,436	$(84,003)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2014, which was comprised of 261 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2014 and December 31, 2013, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Taxable	$33,427	$31,421
Non-Taxable	5,222	4,284
Total Interest Income from Investment Securities	$38,649	$35,705

As of March 31, 2014, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $570.3 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of March 31, 2014, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Federal Home Loan Bank Stock	$55,254	$58,021
Federal Reserve Bank Stock	19,138	19,138
Total	$74,392	$77,159

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares (conversion ratio is currently 0.4206).

During the first quarter of 2014, the Company recorded a $2.0 million gain on the sale of 22,000 Visa Class B shares (9,253 Class A equivalents). Concurrent with this sale, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 482,114 Class B shares (202,777 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial
Commercial and Industrial	$955,599	$911,367
Commercial Mortgage	1,284,181	1,247,510
Construction	91,452	107,349
Lease Financing	240,931	262,207
Total Commercial	2,572,163	2,528,433
Consumer
Residential Mortgage	2,305,153	2,282,894
Home Equity	797,341	773,385
Automobile	273,553	255,986
Other [1]	261,647	254,689
Total Consumer	3,637,694	3,566,954
Total Loans and Leases	$6,209,857	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.7 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2014 and 2013.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2014 and 2013.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(819)	(3,219)	(4,038)
Recoveries on Loans and Leases Previously Charged-Off	941	1,769	2,710
Net Loans and Leases Charged-Off	122	(1,450)	(1,328)
Provision for Credit Losses	(178)	178	—
Balance at End of Period	$71,390	$42,736	$114,126
As of March 31, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,903	$3,699	$12,602
Collectively Evaluated for Impairment	62,487	39,037	101,524
Total	$71,390	$42,736	$114,126
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$29,815	$37,780	$67,595
Collectively Evaluated for Impairment	2,542,348	3,599,914	6,142,262
Total	$2,572,163	$3,637,694	$6,209,857

Three Months Ended March 31, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(382)	(4,917)	(5,299)
Recoveries on Loans and Leases Previously Charged-Off	797	2,523	3,320
Net Loans and Leases Charged-Off	415	(2,394)	(1,979)
Provision for Credit Losses	297	(297)	—
Balance at End of Period	$73,416	$53,462	$126,878
As of March 31, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$177	$3,526	$3,703
Collectively Evaluated for Impairment	73,239	49,936	123,175
Total	$73,416	$53,462	$126,878
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,115	$36,470	$49,585
Collectively Evaluated for Impairment	2,313,308	3,420,076	5,733,384
Total	$2,326,423	$3,456,546	$5,782,969

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$910,763	$1,220,428	$88,514	$240,249	$2,459,954
Special Mention	13,078	25,615	—	27	38,720
Classified	31,758	38,138	2,938	655	73,489
Total	$955,599	$1,284,181	$91,452	$240,931	$2,572,163

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,284,971	$793,924	$273,207	$261,128	$3,613,230
Classified	20,182	3,417	346	519	24,464
Total	$2,305,153	$797,341	$273,553	$261,647	$3,637,694
Total Recorded Investment in Loans and Leases					$6,209,857

	December 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$867,813	$1,176,941	$104,377	$261,486	$2,410,617
Special Mention	5,854	24,587	—	31	30,472
Classified	37,700	45,982	2,972	690	87,344
Total	$911,367	$1,247,510	$107,349	$262,207	$2,528,433

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,261,891	$769,051	$255,664	$253,910	$3,540,516
Classified	21,003	4,334	322	779	26,438
Total	$2,282,894	$773,385	$255,986	$254,689	$3,566,954
Total Recorded Investment in Loans and Leases					$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2014
Commercial
Commercial and Industrial	$1,740	$244	$150	$11,239	$13,373	$942,226	$955,599	$10,008
Commercial Mortgage	1,130	279	—	1,421	2,830	1,281,351	1,284,181	30
Construction	—	—	—	—	—	91,452	91,452	—
Lease Financing	—	—	—	—	—	240,931	240,931	—
Total Commercial	2,870	523	150	12,660	16,203	2,555,960	2,572,163	10,038
Consumer
Residential Mortgage	8,438	2,788	5,729	19,003	35,958	2,269,195	2,305,153	5,594
Home Equity	6,102	2,431	2,845	1,935	13,313	784,028	797,341	117
Automobile	3,753	524	346	—	4,623	268,930	273,553	—
Other [1]	2,173	1,282	644	—	4,099	257,548	261,647	—
Total Consumer	20,466	7,025	9,564	20,938	57,993	3,579,701	3,637,694	5,711
Total	$23,336	$7,548	$9,714	$33,598	$74,196	$6,135,661	$6,209,857	$15,749

As of December 31, 2013
Commercial
Commercial and Industrial	$1,701	$1,962	$1,173	$11,929	$16,765	$894,602	$911,367	$3,603
Commercial Mortgage	932	—	—	2,512	3,444	1,244,066	1,247,510	778
Construction	—	—	—	—	—	107,349	107,349	—
Lease Financing	—	—	—	—	—	262,207	262,207	—
Total Commercial	2,633	1,962	1,173	14,441	20,209	2,508,224	2,528,433	4,381
Consumer
Residential Mortgage	6,984	4,746	4,564	20,264	36,558	2,246,336	2,282,894	5,883
Home Equity	3,926	2,867	3,009	1,740	11,542	761,843	773,385	265
Automobile	4,688	971	322	—	5,981	250,005	255,986	—
Other [1]	2,426	5,295	790	—	8,511	246,178	254,689	—
Total Consumer	18,024	13,879	8,685	22,004	62,592	3,504,362	3,566,954	6,148
Total	$20,657	$15,841	$9,858	$36,445	$82,801	$6,012,586	$6,095,387	$10,529

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$13,040	$18,298	$—
Commercial Mortgage	7,174	7,174	—
Construction	1,053	1,065	—
Total Commercial	21,267	26,537	—
Consumer
Other [1]	12	12	—
Total Consumer	12	12	—
Total Impaired Loans with No Related Allowance Recorded	$21,279	$26,549	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,548	$15,148	$8,903
Total Commercial	8,548	15,148	8,903
Consumer
Residential Mortgage	31,344	37,304	3,598
Home Equity	955	955	16
Automobile	5,065	5,065	71
Other [1]	404	404	14
Total Consumer	37,768	43,728	3,699
Total Impaired Loans with an Allowance Recorded	$46,316	$58,876	$12,602

Impaired Loans:
Commercial	$29,815	$41,685	$8,903
Consumer	37,780	43,740	3,699
Total Impaired Loans	$67,595	$85,425	$12,602

December 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,709	$17,967	$—
Commercial Mortgage	14,898	14,898	—
Construction	1,059	1,064	—
Total Commercial	28,666	33,929	—
Total Impaired Loans with No Related Allowance Recorded	$28,666	$33,929	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,803	$16,403	$9,054
Total Commercial	9,803	16,403	9,054
Consumer
Residential Mortgage	32,338	38,420	3,619
Home Equity	796	796	13
Automobile	5,183	5,183	77
Other [1]	329	329	13
Total Consumer	38,646	44,728	3,722
Total Impaired Loans with an Allowance Recorded	$48,449	$61,131	$12,776

Impaired Loans:
Commercial	$38,469	$50,332	$9,054
Consumer	38,646	44,728	3,722
Total Impaired Loans	$77,115	$95,060	$12,776

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,875	$92	$7,216	$—
Commercial Mortgage	11,036	55	3,411	—
Construction	1,056	16	417	—
Total Commercial	24,967	163	11,044	—
Consumer
Other [1]	6	—	—	—
Total Consumer	6	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$24,973	$163	$11,044	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,176	$28	$2,008	$50
Commercial Mortgage	—	—	56	8
Total Commercial	9,176	28	2,064	58
Consumer
Residential Mortgage	31,841	236	31,237	147
Home Equity	876	5	—	—
Automobile	5,124	107	5,468	133
Other [1]	367	8	280	3
Total Consumer	38,208	356	36,985	283
Total Impaired Loans with an Allowance Recorded	$47,384	$384	$39,049	$341

Impaired Loans:
Commercial	$34,143	$191	$13,108	$58
Consumer	38,214	356	36,985	283
Total Impaired Loans	$72,357	$547	$50,093	$341

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2014 and 2013, the amount of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $55.4 million and $63.7 million as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014, there were $3.2 million of available commitments under revolving credit lines that have been modified in a TDR. There were no commitments to lend additional funds on loans modified in a TDR as of March 31, 2014.

The Company offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Prior to November 2012, residential mortgage loans modified in a TDR were primarily comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment was applied to principal. After the lowered monthly payment period ended, the borrower reverted back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Effective November 2012, the Company revised its modification program to resemble the Federal Government's Home Affordable Modification Payment (“HAMP”) Tier 2 program. Under this modification program, the concessions generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Prior to September 2012, land loans modified in a TDR typically involved extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. In September 2012, the land loan modification program was changed to offer an extension to term-out and fully amortize the loan over a period of up to 360 months. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2014 and 2013.

	Loans Modified as a TDR for the Three Months Ended March 31, 2014			Loans Modified as a TDR for the Three Months Ended March 31, 2013
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	18	$5,883	$120	6	$100	$2
Commercial Mortgage	1	365	—	1	995	—
Total Commercial	19	6,248	120	7	1,095	2
Consumer
Residential Mortgage	2	733	23	3	1,131	185
Home Equity	1	74	1	—	—	—
Automobile	37	626	9	40	460	6
Other [2]	10	95	3	—	—	—
Total Consumer	50	1,528	36	43	1,591	191
Total	69	$7,776	$156	50	$2,686	$193

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2014 and 2013, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	2	$517	1	$144
Automobile	4	53	8	85
Other [2]	3	21	—	—
Total Consumer	9	591	9	229
Total	9	$591	9	$229

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of March 31, 2014 and December 31, 2013.  Generally, the Company’s residential mortgage loans sold to third parties are sold on a non-recourse basis.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million for the three months ended March 31, 2014 and 2013.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Balance at Beginning of Period	$3,826	$4,761
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(349)	34
Due to Payoffs	(96)	(359)
Total Changes in Fair Value of Mortgage Servicing Rights	(445)	(325)
Balance at End of Period	$3,381	$4,436

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Balance at Beginning of Period	$24,297	$20,479
Servicing Rights that Resulted From Asset Transfers	354	2,250
Amortization	(654)	(625)
Balance at End of Period	$23,997	$22,104

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$30,100	$23,143
End of Period	$28,303	$26,564

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Weighted-Average Constant Prepayment Rate [1]	9.03%	7.98%
Weighted-Average Life (in years)	7.49	8.04
Weighted-Average Note Rate	4.30%	4.31%
Weighted-Average Discount Rate [2]	9.75%	9.70%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2014 and December 31, 2013 is presented in the following table.

(dollars in thousands)	March 31, 2014	December 31, 2013
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(351)	$(357)
Decrease in fair value from 50 bps adverse change	(690)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(346)	(432)
Decrease in fair value from 50 bps adverse change	(685)	(876)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $19.8 million and $20.7 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 10 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2014 and December 31, 2013. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged (a)	Net Amount
March 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$121	$—	$121	$121	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	19,883	—	19,883	121	2,194	17,568

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	197,213	—	197,213	—	197,213	—
	$797,213	$—	$797,213	$—	$797,213	$—

December 31, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155	$—	$155	$155	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,853	—	20,853	155	2,288	18,410

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	170,049	—	170,049	—	170,049	—
	$770,049	$—	$770,049	$—	$770,049	$—
(a) The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of securities pledged was $0.7 billion and $0.7 billion as of March 31, 2014 and December 31, 2013, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.3 billion and $1.2 billion as of March 31, 2014 and December 31, 2013, respectively. The investment securities pledged as of March 31, 2014 and December 31, 2013 had a fair value of $2.0 billion and $1.8 billion, respectively.

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2014
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$10,697	$4,224	$6,473
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(333)	(131)	(202)
Net Unrealized Gains on Investment Securities	10,364	4,093	6,271
Defined Benefit Plans:
Amortization of Net Actuarial Losses	339	134	205
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	258	102	156
Other Comprehensive Income	$10,622	$4,195	$6,427

Three Months Ended March 31, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(12,595)	$(4,957)	$(7,638)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(3,307)	(1,304)	(2,003)
Net Unrealized Losses on Investment Securities	(15,902)	(6,261)	(9,641)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Net Actuarial Losses	414	163	251
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	128	50	78
Other Comprehensive Loss	$(15,774)	$(6,211)	$(9,563)

[1]
Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income Before Reclassifications	6,473	—	—	6,473
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(202)	156	(46)
Total Other Comprehensive Income (Loss)	6,473	(202)	156	6,427
Balance at End of Period	$5,173	$(8,331)	$(22,238)	$(25,396)

Three Months Ended March 31, 2013
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(7,638)	—	(125)	(7,763)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2,003)	203	(1,800)
Total Other Comprehensive Income (Loss)	(7,638)	(2,003)	78	(9,563)
Balance at End of Period	$38,358	$11,778	$(30,491)	$19,645

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$333	$3,307	Interest Income
	(131)	(1,304)	Tax Expense
	202	2,003	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	80
Net Actuarial Losses [2]	(339)	(414)
	(258)	(334)	Total Before Tax
	102	131	Tax Benefit
	(156)	(203)	Net of Tax

Total Reclassifications for the Period	$46	$1,800	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Denominator for Basic Earnings Per Share	44,193,267	44,545,092
Dilutive Effect of Stock Options	155,130	83,459
Dilutive Effect of Restricted Stock	71,952	58,081
Denominator for Diluted Earnings Per Share	44,420,349	44,686,632

Antidilutive Stock Options and Restricted Stock Outstanding	862	497,037

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

The provision for income taxes is allocated to business segments using a 37% effective tax rate, with the exception of our Leasing business unit (included in the Commercial Banking segment) which is assigned its actual effective tax rate due to the unique relationship that income taxes have with their leasing products.  The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 458 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Investment Services

Investment Services includes private banking, trust services, investment management, and institutional investment advisory services.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The investment management group manages portfolios utilizing a variety of investment products. Institutional client services offers investment advice to corporations, government entities, and foundations.  This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

Selected business segment financial information as of and for the three months ended March 31, 2014 and 2013 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2014
Net Interest Income	$42,568	$26,771	$2,582	$21,312	$93,233
Provision for Credit Losses	1,456	(61)	(68)	(1,327)	—
Net Interest Income After Provision for Credit Losses	41,112	26,832	2,650	22,639	93,233
Noninterest Income	19,492	6,088	14,343	4,845	44,768
Noninterest Expense	(49,747)	(16,767)	(14,235)	(2,798)	(83,547)
Income Before Provision for Income Taxes	10,857	16,153	2,758	24,686	54,454
Provision for Income Taxes	(4,017)	(5,514)	(1,020)	(5,311)	(15,862)
Net Income	$6,840	$10,639	$1,738	$19,375	$38,592
Total Assets as of March 31, 2014	$3,717,269	$2,475,163	$183,381	$7,887,305	$14,263,118

Three Months Ended March 31, 2013
Net Interest Income	$40,703	$24,983	$2,771	$20,103	$88,560
Provision for Credit Losses	2,612	(604)	(21)	(1,987)	—
Net Interest Income After Provision for Credit Losses	38,091	25,587	2,792	22,090	88,560
Noninterest Income	22,924	6,960	14,810	3,084	47,778
Noninterest Expense	(50,857)	(16,512)	(14,183)	(2,835)	(84,387)
Income Before Provision for Income Taxes	10,158	16,035	3,419	22,339	51,951
Provision for Income Taxes	(3,759)	(5,478)	(1,265)	(5,469)	(15,971)
Net Income	$6,399	$10,557	$2,154	$16,870	$35,980
Total Assets as of March 31, 2013	$3,563,313	$2,193,088	$188,662	$7,580,604	$13,525,667

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2014 and 2013.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013
Three Months Ended March 31,
Service Cost	$—	$—	$157	$32
Interest Cost	1,242	1,128	348	57
Expected Return on Plan Assets	(1,275)	(1,313)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(80)
Net Actuarial Losses	352	414	(13)	—
Net Periodic Benefit Cost	$319	$229	$411	$9

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2014, the Company contributed $0.1 million to the pension plans and $0.2 million to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2014.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$443	$—	$574	$38
Forward Commitments	11	8	215	4
Interest Rate Swap Agreements	19,849	20,003	20,852	21,009
Foreign Exchange Contracts	67	157	128	900
Total	$20,370	$20,168	$21,769	$21,951

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three months ended March 31, 2014 and 2013:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2014	2013
Interest Rate Lock Commitments	Mortgage Banking	$1,101	$3,258
Forward Commitments	Mortgage Banking	(354)	2,229
Interest Rate Swap Agreements	Other Noninterest Income	4	20
Foreign Exchange Contracts	Other Noninterest Income	799	897
Total		$1,550	$6,404

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with the Bank's risk management activities and to accommodate the needs of the Bank's customers.  As with any financial instrument, derivative financial instruments have inherent risks.  Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates, and equity prices.  Market risks associated with derivative financial instruments are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each.  The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations, and other methodologies.

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

As of March 31, 2014 and December 31, 2013, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of March 31, 2014, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Unfunded Commitments to Extend Credit	$2,380,414	$2,314,892
Standby Letters of Credit	42,024	58,207
Commercial Letters of Credit	15,895	16,387
Total Credit Commitments	$2,438,333	$2,389,486

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2014, the unpaid principal balance of residential mortgage loans sold by the Company was $3.0 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2014, the Company made no repurchases of residential mortgage loans as a result of the representation and warranty provisions contained in these contracts. As of March 31, 2014, there were three pending repurchase requests for an aggregate of $0.9 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the

Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2014, there were no loans repurchased related to loan servicing activities. As of March 31, 2014, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2014, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2014, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of March 31, 2014 and December 31, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,832	$312,147	$—	$373,979
Debt Securities Issued by States and Political Subdivisions	—	723,119	—	723,119
Debt Securities Issued by Corporations	—	259,561	—	259,561
Mortgage-Backed Securities:
Residential - Government Agencies	—	604,983	—	604,983
Residential - U.S. Government-Sponsored Enterprises	—	21,408	—	21,408
Commercial - Government Agencies	—	205,014	—	205,014
Total Mortgage-Backed Securities	—	831,405	—	831,405
Total Investment Securities Available-for-Sale	61,832	2,126,232	—	2,188,064
Loans Held for Sale	—	2,437	—	2,437
Mortgage Servicing Rights	—	—	3,381	3,381
Other Assets	16,333	—	—	16,333
Derivatives [1]	—	78	20,292	20,370
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2014	$78,165	$2,128,747	$23,673	$2,230,585

Liabilities:
Derivatives [1]	$—	$165	$20,003	$20,168
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014	$—	$165	$20,003	$20,168

December 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,693	$326,586	$—	$397,279
Debt Securities Issued by States and Political Subdivisions	—	686,802	—	686,802
Debt Securities Issued by Corporations	—	273,501	—	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	—	653,194	—	653,194
Residential - U.S. Government-Sponsored Enterprises	—	23,268	—	23,268
Commercial - Government Agencies	—	209,653	—	209,653
Total Mortgage-Backed Securities	—	886,115	—	886,115
Total Investment Securities Available-for-Sale	70,693	2,173,004	—	2,243,697
Loans Held for Sale	—	6,435	—	6,435
Mortgage Servicing Rights	—	—	3,826	3,826
Other Assets	15,535	—	—	15,535
Derivatives [1]	—	343	21,426	21,769
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2013	$86,228	$2,179,782	$25,252	$2,291,262

Liabilities:
Derivatives [1]	$—	$904	$21,047	$21,951
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013	$—	$904	$21,047	$21,951

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three months ended March 31, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended March 31, 2014
Balance as of January 1, 2014	$3,826	$379	$4,205
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(445)	1,104	659
Transfers to Loans Held for Sale	—	(1,194)	(1,194)
Balance as of March 31, 2014	$3,381	$289	$3,670
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2014	$(349)	$289	$(60)

Three Months Ended March 31, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(325)	3,278	2,953
Transfers to Loans Held for Sale	—	(8,240)	(8,240)
Balance as of March 31, 2013	$4,436	$4,978	$9,414
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of March 31, 2013	$34	$4,978	$5,012

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	9.03%	7.98%	$31,684	$33,926
		Discount Rate [2]	9.75%	9.70%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	94.11%	93.76%	$443	$536
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.77%	0.74%	$(154)	$(157)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of March 31, 2014 and 2013, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2014
Loans Held for Sale	$2,437	$2,277	$160

December 31, 2013
Loans Held for Sale	$6,435	$6,284	$151
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2014 and 2013, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,777,494	$4,774,032	$497,853	$4,276,179	$—
Loans [1]	5,841,620	6,248,862	—	—	6,248,862

Financial Instruments - Liabilities
Time Deposits	1,471,623	1,476,282	—	1,476,282	—
Securities Sold Under Agreements to Repurchase	797,213	872,907	—	872,907	—
Long-Term Debt [2]	165,877	167,026	—	167,026	—

December 31, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,744,519	$4,697,587	$433,365	$4,264,222	$—
Loans [1]	5,707,133	6,062,147	—	—	6,062,147

Financial Instruments - Liabilities
Time Deposits	1,317,770	1,322,967	—	1,322,967	—
Securities Sold Under Agreements to Repurchase	770,049	846,193	—	846,193	—
Long-Term Debt [2]	165,877	167,049	—	167,049	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, refer to the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and subsequent periodic and current reports, filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances.

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
Hawaii Economy

General economic conditions in Hawaii remain positive, led by a healthy tourism industry, a growing construction industry, relatively low unemployment, and rising real estate prices. For the first two months of 2014, total visitor arrivals decreased by 2.1% and visitor spending decreased by 2.8% compared to the same period in 2013. Following a record level of visitor arrivals in 2013, the current level of visitor arrivals and spending totals still reflect a healthy tourism industry despite the year-over-year decline. The statewide seasonally-adjusted unemployment rate was at 4.5% in March 2014, compared to 6.7% nationally. For the first three months of 2014, the volume of single-family home sales on Oahu was 1.9% higher compared to the same period in 2013 while the volume of condominium sales on Oahu was 1.7% higher compared to the same period in 2013. The median price of single-family home sales on Oahu was 9.2% higher for the first three months of 2014 compared to the same period in 2013, while the median price of condominium sales on Oahu was 1.5% higher compared to the same period in 2013. As of March 31, 2014, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.6 months and 3.2 months, respectively.

Earnings Summary

Net income for the first quarter of 2014 was $38.6 million, an increase of $2.6 million or 7% compared to the same period in 2013.  Diluted earnings per share was $0.87 for the first quarter of 2014, an increase of $0.06 or 7% compared to the same period in 2013.  Our higher earnings for the first quarter of 2014 were primarily due to the following:

•
Net interest income for the first quarter of 2014 was $93.2 million, an increase of $4.7 million or 5% compared to the same period in 2013.  Our net interest margin was 2.87% in the first quarter of 2014, an increase of 5 basis points compared to the same period in 2013.  This increase was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio. In addition, the year-over-year increase in interest rates has allowed us to purchase new securities at higher yields.

•
Net gains on sales of investment securities increased by $2.2 million in the first quarter of 2014 compared to the same period in 2013 primarily due to a $2.0 million gain on the sale of 22,000 Visa Class B shares (9,253 Visa Class A equivalents). We also contributed 5,500 Visa Class B shares to the Bank of Hawaii Foundation in the first quarter of 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate for the first quarter of 2014. The Company received these Class B shares in 2008 as part of Visa's initial public offering and are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares.

•
Salaries and benefits expense decreased by $1.8 million or 4% in the first quarter of 2014 compared to the same period in 2013. This decrease was primarily due to lower base salaries (a result of fewer full-time equivalent employees), overtime, commissions, and separation expense.

The impact of these items was partially offset by a $4.4 million or 69% decrease in mortgage banking income. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Other noninterest income decreased by $1.4 million or 31% in the first quarter of 2014 compared to the same period in 2013 primarily due to a $1.1 million gain on sale of leased assets in the first quarter of 2013 mainly resulting from the sale of two equipment leases.
We continued to maintain a strong balance sheet during the first quarter of 2014, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $114.1 million as of March 31, 2014, a decrease of $1.3 million or 1% from December 31, 2013.  The Allowance represents 1.84% of total loans and leases outstanding as of March 31, 2014 and 1.89% of total loans and leases outstanding as of December 31, 2013. The decrease in the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
We continued to invest excess liquidity in high-grade investment securities.  As of March 31, 2014, the total carrying value of our investment securities portfolio was $7.0 billion, a decrease of $22.7 million or less than 1% compared to December 31, 2013. During the first three months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae, U.S. Treasury notes, and municipal bond holdings.

•
Total deposits were $12.0 billion as of March 31, 2014, an increase of $129.8 million or 1% from December 31, 2013. This increase was primarily due to growth in our public time deposits and consumer core deposits.

•
Total shareholders’ equity was $1.0 billion as of March 31, 2014, an increase of $16.9 million or 2% from December 31, 2013.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2014, we repurchased 245,554 shares of our common stock at a total cost of $14.3 million under our share repurchase program and from employees and/or directors in connection with stock swaps and income tax withholdings related to the vesting of restricted stock. We also paid cash dividends of $20.1 million during the first three months of 2014.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2014	2013
For the Period:
Operating Results
Net Interest Income	$93,233	$88,560
Provision for Credit Losses	—	—
Total Noninterest Income	44,768	47,778
Total Noninterest Expense	83,547	84,387
Net Income	38,592	35,980
Basic Earnings Per Share	0.87	0.81
Diluted Earnings Per Share	0.87	0.81
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.12%	1.08%
Return on Average Shareholders’ Equity	15.15	14.10
Efficiency Ratio [1]	60.54	61.90
Net Interest Margin [2]	2.87	2.82
Dividend Payout Ratio [3]	51.72	55.56
Average Shareholders’ Equity to Average Assets	7.36	7.63

Average Balances
Average Loans and Leases	$6,104,041	$5,803,503
Average Assets	14,033,949	13,557,358
Average Deposits	11,814,548	11,287,485
Average Shareholders’ Equity	1,033,413	1,034,843

Market Price Per Share of Common Stock
Closing	$60.61	$50.81
High	61.36	50.91
Low	54.16	44.88

	March 31, 2014	December 31, 2013
As of Period End:
Balance Sheet Totals
Loans and Leases	$6,209,857	$6,095,387
Total Assets	14,263,118	14,084,280
Total Deposits	12,044,473	11,914,656
Long-Term Debt	174,695	174,706
Total Shareholders’ Equity	1,028,904	1,011,976

Asset Quality
Allowance for Loan and Lease Losses	$114,126	$115,454
Non-Performing Assets	37,048	39,650

Financial Ratios
Allowance to Loans and Leases Outstanding	1.84%	1.89%
Tier 1 Capital Ratio	15.47	15.55
Total Capital Ratio	16.73	16.81
Tier 1 Leverage Ratio	7.06	7.07
Total Shareholders’ Equity to Total Assets	7.21	7.19
Tangible Common Equity to Tangible Assets [4]	7.01	6.98
Tangible Common Equity to Risk-Weighted Assets [4]	15.51	15.49

Non-Financial Data
Full-Time Equivalent Employees	2,181	2,196
Branches and Offices	74	74
ATMs	458	466

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy relative to other financial institutions.  Although these Non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  Table 2 provides a reconciliation of these Non-GAAP financial measures with their most closely related GAAP measures.

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2014	December 31, 2013
Total Shareholders’ Equity	$1,028,904	$1,011,976
Less: Goodwill	31,517	31,517
Tangible Common Equity	$997,387	$980,459

Total Assets	$14,263,118	$14,084,280
Less: Goodwill	31,517	31,517
Tangible Assets	$14,231,601	$14,052,763
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$6,430,987	$6,330,532

Total Shareholders’ Equity to Total Assets	7.21%	7.19%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.01%	6.98%

Tier 1 Capital Ratio	15.47%	15.55%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	15.51%	15.49%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis						Table 3
	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$5.7	$—	0.23%	$4.0	$—	0.32%
Funds Sold	270.5	0.1	0.20	156.4	0.1	0.15
Investment Securities
Available-for-Sale	2,226.4	12.7	2.29	3,322.1	18.2	2.19
Held-to-Maturity	4,754.2	28.8	2.42	3,578.1	19.8	2.22
Loans Held for Sale	4.2	0.1	4.68	18.3	0.2	3.94
Loans and Leases [1]
Commercial and Industrial	923.8	7.8	3.41	822.9	7.6	3.75
Commercial Mortgage	1,250.0	12.7	4.12	1,093.4	11.1	4.10
Construction	97.3	1.1	4.43	115.5	1.4	5.04
Commercial Lease Financing	245.8	1.4	2.33	272.7	1.6	2.41
Residential Mortgage	2,286.9	24.4	4.27	2,311.6	25.9	4.49
Home Equity	781.8	7.6	3.97	767.9	7.9	4.16
Automobile	263.3	3.5	5.39	214.1	3.0	5.61
Other [2]	255.1	5.0	7.90	205.4	4.2	8.33
Total Loans and Leases	6,104.0	63.5	4.19	5,803.5	62.7	4.36
Other	76.8	0.3	1.57	79.1	0.3	1.44
Total Earning Assets [3]	13,441.8	105.5	3.16	12,961.5	101.3	3.14
Cash and Noninterest-Bearing Deposits	142.5			141.9
Other Assets	449.6			454.0
Total Assets	$14,033.9			$13,557.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,325.8	0.2	0.03	$2,060.7	0.1	0.03
Savings	4,515.6	1.0	0.09	4,408.4	1.0	0.09
Time	1,373.1	1.2	0.37	1,512.9	1.5	0.41
Total Interest-Bearing Deposits	8,214.5	2.4	0.12	7,982.0	2.6	0.13
Short-Term Borrowings	10.0	—	0.14	58.1	—	0.15
Securities Sold Under Agreements to Repurchase	794.4	6.4	3.22	756.1	7.0	3.71
Long-Term Debt	174.7	0.6	1.44	157.1	0.7	1.63
Total Interest-Bearing Liabilities	9,193.6	9.4	0.41	8,953.3	10.3	0.46
Net Interest Income		$96.1			$91.0
Interest Rate Spread			2.75%			2.68%
Net Interest Margin			2.87%			2.82%
Noninterest-Bearing Demand Deposits	3,600.0			3,305.5
Other Liabilities	206.9			263.8
Shareholders’ Equity	1,033.4			1,034.8
Total Liabilities and Shareholders’ Equity	$14,033.9			$13,557.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2.8 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2014 Compared to March 31, 2013
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Investment Securities
Available-for-Sale	$(6.2)	$0.7	$(5.5)
Held-to-Maturity	7.0	2.0	9.0
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	0.9	(0.7)	0.2
Commercial Mortgage	1.6	—	1.6
Construction	(0.2)	(0.1)	(0.3)
Commercial Lease Financing	(0.1)	(0.1)	(0.2)
Residential Mortgage	(0.3)	(1.2)	(1.5)
Home Equity	0.1	(0.4)	(0.3)
Automobile	0.6	(0.1)	0.5
Other [2]	1.0	(0.2)	0.8
Total Loans and Leases	3.6	(2.8)	0.8
Total Change in Interest Income	4.3	(0.1)	4.2

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1
Time	(0.1)	(0.2)	(0.3)
Total Interest-Bearing Deposits	—	(0.2)	(0.2)
Securities Sold Under Agreements to Repurchase	0.3	(0.9)	(0.6)
Long-Term Debt	—	(0.1)	(0.1)
Total Change in Interest Expense	0.3	(1.2)	(0.9)

Change in Net Interest Income	$4.0	$1.1	$5.1

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $93.2 million in the first quarter of 2014, an increase of $4.7 million or 5% compared to the same period in 2013. On a taxable-equivalent basis, net interest income was $96.1 million in the first quarter of 2014, an increase of $5.1 million or 6% compared to the same period in 2013. Net interest margin was 2.87% for the first quarter of 2014, an increase of five basis points compared to the same period in 2013. The higher margin in the first quarter of 2014 was primarily due to our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earnings assets compared to the same period in 2013. In addition, the yields on investment securities have improved due in part to lower premium amortization. Interest rates increased significantly since the early part of the second quarter of 2013. To the extent interest rates remain at these higher levels or increase further, it is possible that our margins may continue to improve. However, any potential increase in our margins will take time to be fully realized.
Yields on our earning assets increased by two basis points in the first quarter of 2014 compared to the same period in 2013. Yields on our investment securities portfolio increased by 17 basis points in the first quarter of 2014 compared to the same period in 2013. This increase was due in part to lower premium amortization. In addition, the year-over-year increase in interest rates has allowed us to purchase new securities at higher yields. Yields on our loans and leases decreased by 17 basis points in the first quarter of 2014 compared to the same period in 2013, with lower yields in nearly every category of loans and leases. Yields on our residential mortgage portfolio decreased by 22 basis points primarily due to continued refinancing activity of higher rate mortgage loans. Also contributing to the increase in our net interest margin in the first quarter of 2014 compared to the same period in 2013 were slightly lower funding costs primarily due to marginally lower rates paid on our interest-bearing deposits combined with lower rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase decreased by 49 basis points in the first quarter of 2014 compared to the same period in 2013. During the second and third quarter of 2013, we modified the terms on some of our repurchase agreements with private institutions which involved extending the maturity date and lowering the interest rate.
Average balances of our earning assets increased by $480.3 million or 4% in the first quarter of 2014 compared to the same period in 2013 primarily due to a $300.5 million increase in the average balance of our loans and leases and a $114.1 million increase in the average balance of our funds sold due to excess liquidity. Average balances of our commercial mortgage loan portfolio increased by $156.6 million primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. Average balances of our commercial and industrial loan portfolio increased by $100.9 million primarily due to continued increase in corporate demand for funding from new and existing customers.
Average balances of our interest-bearing liabilities increased by $240.4 million or 3% in the first quarter of 2014 compared to the same period in 2013 primarily due to an increase in the average balances of our various premier deposit products as a result of a successful product campaign in 2013, partially offset by a decline in our public time deposits.
Provision for Credit Losses

The provision of credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no Provision in the first quarter of 2014 or 2013. Our decision to not record a Provision was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income decreased by $3.0 million or 6% in the first quarter of 2014 compared to the same period in 2013.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2014	2013	Change
Trust and Asset Management	$11,852	$11,886	$(34)
Mortgage Banking	2,005	6,411	(4,406)
Service Charges on Deposit Accounts	8,878	9,301	(423)
Fees, Exchange, and Other Service Charges	12,939	11,934	1,005
Investment Securities Gains, Net	2,160	—	2,160
Insurance	2,123	2,325	(202)
Bank-Owned Life Insurance	1,602	1,297	305
Other Income	3,209	4,624	(1,415)
Total Noninterest Income	$44,768	$47,778	$(3,010)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.2 billion as of March 31, 2014, $10.4 billion as of December 31, 2013 and $10.2 billion as of March 31, 2013.  Trust and asset management income remained relatively unchanged in the first quarter of 2014 compared to the same period in 2013.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $4.4 million or 69% in the first quarter of 2014 compared to the same period in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.4 million or 5% in the first quarter of 2014 compared to the same period in 2013.  This decrease was primarily due to lower overdraft fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $1.0 million or 8% in the first quarter of 2014 compared to the same period in 2013. This increase was primarily due to a $0.4 million increase in fees from our credit cards portfolio. In addition, debit card income increased by $0.3 million as higher transaction volume resulted in higher interchange fees received.

Net gains on sales of investment securities totaled $2.2 million in the first quarter of 2014 primarily due to a $2.0 million gain on the sale of 22,000 Visa Class B shares (9,253 Class A equivalents). We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares (conversion ratio is currently 0.4206). Concurrent with the sale of the 22,000 Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 482,114 Class B shares (202,777 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 5,500 Visa Class B shares to the Bank of Hawaii Foundation in the first quarter of 2014.

Insurance income decreased by $0.2 million or 9% in the first quarter of 2014 compared to the same period in 2013 primarily due to lower sales of our annuity products, the result of normal production volatility.

Bank-owned life insurance increased by $0.3 million or 23% in the first quarter of 2014 compared to the same period in 2013.  This increase was primarily due to a $0.2 million death benefit received in the first quarter of 2014.

Other noninterest income decreased by $1.4 million or 31% in the first quarter of 2014 compared to the same period in 2013. This decrease was primarily due to a $1.1 million gain on sale of leased assets in the first quarter of 2013 mainly resulting from the sale of two equipment leases.

Noninterest Expense

Noninterest expense decreased by $0.8 million or 1% in the first quarter of 2014 compared to the same period in 2013.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2014	2013	Change
Salaries	$27,914	$29,078	$(1,164)
Incentive Compensation	4,231	3,784	447
Share-Based Compensation	1,969	1,136	833
Commission Expense	1,059	1,781	(722)
Retirement and Other Benefits	4,986	4,368	618
Payroll Taxes	3,568	4,240	(672)
Medical, Dental, and Life Insurance	2,621	2,813	(192)
Separation Expense	549	1,475	(926)
Total Salaries and Benefits	46,897	48,675	(1,778)
Net Occupancy	9,417	9,635	(218)
Net Equipment	4,603	4,577	26
Data Processing	3,649	3,266	383
Professional Fees	2,260	2,226	34
FDIC Insurance	2,076	1,949	127
Other Expense:
Delivery and Postage Services	2,368	2,159	209
Mileage Program Travel	1,399	1,702	(303)
Merchant Transaction and Card Processing Fees	1,109	1,162	(53)
Advertising	1,310	1,345	(35)
Other	8,459	7,691	768
Total Other Expense	14,645	14,059	586
Total Noninterest Expense	$83,547	$84,387	$(840)

Salaries and benefits expense decreased by $1.8 million or 4% in the first quarter of 2014 compared to the same period in 2013. Salaries decreased by $1.2 million primarily due to lower base salaries (a result of fewer full-time equivalent employees) and overtime, while separation expense decreased by $0.9 million. Commission expense decreased by $0.7 million primarily due to a reduction in mortgage banking production volume. Payroll taxes decreased by $0.7 million primarily due to lower Hawaii state unemployment tax rates. Share-based compensation increased by $0.8 million primarily due to an increase in restricted stock and restricted stock unit grants. Retirement and other benefits increased by $0.6 million primarily due to a one-time credit adjustment recorded in the first quarter of 2013 related to the sale of our retiree life insurance benefit plan.

Net occupancy expense decreased by $0.2 million or 2% in the first quarter of 2014 compared to the same period in 2013. This decrease was primarily due to higher sublease revenue in the current quarter.

Data processing expense increased by $0.4 million or 12% in the first quarter of 2014 compared to the same period in 2013. This increase was primarily due to additional services including security enhancements for our online banking service.

Other noninterest expense increased by $0.6 million or 4% in the first quarter of 2014 compared to the same period in 2013.
This increase was primarily due to a $0.7 million increase in operating losses.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Provision for Income Taxes	$15,862	$15,971
Effective Tax Rates	29.13%	30.74%

The provision for income taxes in the first quarter of 2014 was $0.1 million or 1% lower compared to the same period in 2013. The lower effective tax rate in the first quarter of 2014 was primarily due to a $1.2 million credit in the first quarter of 2014 for the release of reserves due to a settlement with the State of Hawaii related to prior year tax issues. This was partially offset by higher pretax income, which reduced the positive effect that the aforementioned credit had on the overall effective tax rate.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.0 billion as of March 31, 2014, a decrease of $22.7 million or less than 1% compared to December 31, 2013. As of March 31, 2014, our investment securities portfolio was comprised of securities with an average base duration of approximately four years.

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

During the first three months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae, U.S. Treasury notes, and municipal bond holdings. As of March 31, 2014, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2014, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of March 31, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

Gross unrealized gains in our investment securities portfolio were $85.5 million as of March 31, 2014 and $68.5 million as of December 31, 2013.  Gross unrealized losses on our temporarily impaired investment securities were $80.5 million as of March 31, 2014 and $117.6 million as of December 31, 2013.  This decrease in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to market interest rates declining during the current quarter. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, municipal bond holdings, and corporate bonds.

As of March 31, 2014, included in our investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $570.3 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.
As of March 31, 2014, we did not own any subordinated debt, or preferred or common stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.  See Note 2 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial
Commercial and Industrial	$955,599	$911,367
Commercial Mortgage	1,284,181	1,247,510
Construction	91,452	107,349
Lease Financing	240,931	262,207
Total Commercial	2,572,163	2,528,433
Consumer
Residential Mortgage	2,305,153	2,282,894
Home Equity	797,341	773,385
Automobile	273,553	255,986
Other [1]	261,647	254,689
Total Consumer	3,637,694	3,566,954
Total Loans and Leases	$6,209,857	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2014 increased by $114.5 million or 2% from December 31, 2013 primarily due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of March 31, 2014 increased by $43.7 million or 2% from December 31, 2013.  Commercial and industrial loans increased by $44.2 million or 5% from December 31, 2013 due to an increase in corporate demand for funding from new and existing customers. Commercial mortgage loans increased by $36.7 million or 3% from December 31, 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. In addition, three large construction loans were transferred to the commercial mortgage loan portfolio during the current quarter. Construction loans decreased by $15.9 million or 15% from December 31, 2013 primarily due to the aforementioned construction loans being transferred to the commercial mortgage loan portfolio. Partially offsetting this decrease was an increase in new and existing construction loan activity in Hawaii. Lease financing decreased by $21.3 million or 8% from December 31, 2013 primarily due to a lessee exercising its early buy-out option on an aircraft leveraged lease in the first quarter of 2014.

Consumer loans and leases as of March 31, 2014 increased by $70.7 million or 2% from December 31, 2013.  Residential mortgage loans increased by $22.3 million or 1% from December 31, 2013 primarily due to our decision to add more conforming saleable loans to our portfolio, as well as higher levels of non-conforming loan production. Home equity loans increased by $24.0 million or 3% from December 31, 2013 primarily due to paydowns slowing and increased line utilization.  Automobile loans increased by $17.6 million or 7% from December 31, 2013 primarily due to increased customer demand combined with market share gains. Other consumer loans increased by $7.0 million or 3% from December 31, 2013 primarily due to growth in our consumer credit card balances, installment loans, and automobile leases.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2014
Commercial
Commercial and Industrial	$857,614	$47,793	$46,522	$1,457	$2,213	$955,599
Commercial Mortgage	1,167,337	25,036	91,808	—	—	1,284,181
Construction	91,452	—	—	—	—	91,452
Lease Financing	45,698	190,094	2,138	—	3,001	240,931
Total Commercial	2,162,101	262,923	140,468	1,457	5,214	2,572,163
Consumer
Residential Mortgage	2,184,686	—	116,751	3,716	—	2,305,153
Home Equity	767,540	4,953	23,021	1,827	—	797,341
Automobile	205,895	1,016	62,143	4,499	—	273,553
Other [3]	193,573	—	30,068	38,002	4	261,647
Total Consumer	3,351,694	5,969	231,983	48,044	4	3,637,694
Total Loans and Leases	$5,513,795	$268,892	$372,451	$49,501	$5,218	$6,209,857

December 31, 2013
Commercial
Commercial and Industrial	$818,770	$40,596	$48,436	$1,436	$2,129	$911,367
Commercial Mortgage	1,127,772	36,962	82,776	—	—	1,247,510
Construction	97,535	—	9,814	—	—	107,349
Lease Financing	45,627	191,159	3,334	—	22,087	262,207
Total Commercial	2,089,704	268,717	144,360	1,436	24,216	2,528,433
Consumer
Residential Mortgage	2,161,092	—	117,975	3,827	—	2,282,894
Home Equity	744,014	5,389	22,126	1,856	—	773,385
Automobile	192,026	1,442	58,332	4,186	—	255,986
Other [3]	187,107	—	29,402	38,177	3	254,689
Total Consumer	3,284,239	6,831	227,835	48,046	3	3,566,954
Total Loans and Leases	$5,373,943	$275,548	$372,195	$49,482	$24,219	$6,095,387

[1]
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]
Loans classified as Foreign represent those which are recorded in the Company’s international business units.  Lease financings classified as Foreign represent those with air transportation carriers based outside the United States.

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

Our Hawaii loan and lease portfolio increased by $139.9 million or 3% from December 31, 2013, reflective of a healthy Hawaii economy. Our portfolio of foreign loans and leases decreased by $19.0 million or 78% from December 31, 2013 primarily due to the previously noted early buy-out of an aircraft leveraged lease.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2014	December 31, 2013
Bank-Owned Life Insurance	$223,883	$223,246
Federal Home Loan Bank and Federal Reserve Bank Stock	74,392	77,159
Derivative Financial Instruments	20,370	21,769
Low-Income Housing and Other Equity Investments	50,419	48,931
Deferred Compensation Plan Assets	16,333	15,535
Prepaid Expenses	8,871	6,098
Accounts Receivable	22,297	13,479
State Tax Deposits	—	6,069
Other	21,410	18,253
Total Other Assets	$437,975	$430,539

Other assets increased by $7.4 million or 2% from December 31, 2013. This increase was primarily due to an $8.8 million increase in accounts receivable balances due mainly to the expected proceeds relating to a lessee exercising its early buy-out option on an aircraft leveraged lease in the first quarter of 2014. Also contributing to the increase was a $2.1 million increase in prepaid insurance. This was partially offset by a decrease of $6.1 million in state tax deposits due to the settlement of prior year tax issues.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2014	December 31, 2013
Consumer	$5,960,485	$5,829,352
Commercial	4,742,308	4,814,076
Public and Other	1,341,680	1,271,228
Total Deposits	$12,044,473	$11,914,656

Deposit balances continued to grow during the first quarter of 2014. Total deposits were $12.0 billion as of March 31, 2014, an increase of $129.8 million or 1% from December 31, 2013. This increase was primarily due to a $158.4 million increase in our public time deposits, the result of normal fluctuations. In addition, consumer deposits increased by $131.1 million, mainly reflecting core deposit growth. These increases were partially offset by a $79.4 million decrease in public core deposits and a $71.8 million decrease in commercial deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2014	December 31, 2013
Money Market	$1,530,341	$1,654,435
Regular Savings	2,984,685	2,905,715
Total Savings Deposits	$4,515,026	$4,560,150

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2014	December 31, 2013
Government Entities	$197,213	$170,049
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$797,213	$770,049

Securities sold under agreements to repurchase as of March 31, 2014 increased by $27.2 million or 4% from December 31, 2013.  This increase reflects normal fluctuations in placements by local government entities. As of March 31, 2014, the weighted average maturity was 280 days for our repurchase agreements with government entities and 5.2 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.5 years.  As of March 31, 2014, the weighted average interest rate for outstanding agreements with government entities and private institutions was 0.17% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements are accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Long-Term Debt

Long-term debt was $174.7 million as of March 31, 2014, relatively unchanged from December 31, 2013. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016. These advances were primarily for asset/liability management purposes. As of March 31, 2014, our remaining line of credit with the FHLB was $1.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Retail Banking	$6,840	$6,399
Commercial Banking	10,639	10,557
Investment Services	1,738	2,154
Total	19,217	19,110
Treasury and Other	19,375	16,870
Consolidated Total	$38,592	$35,980

Retail Banking

Net income increased by $0.4 million or 7% in the first quarter of 2014 compared to the same period in 2013 primarily due to an increase in net interest income and decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher margins on the segment’s loan portfolio and higher average loan and deposit balances. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of reduction in mortgage banking production volume as refinancing activity declined. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as the decision to add more conforming saleable loans to the portfolio in 2014 which reduced gains on sales of residential mortgage loans.

Commercial Banking

Net income increased by $0.1 million or 1% in the first quarter of 2014 compared to the same period in 2013 primarily due to an increase net interest income, partially offset by a decrease in noninterest income and increases in both the Provision and noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios. The decrease in noninterest income was primarily due to the higher net gain on sale of leased assets in the first quarter of 2013. The increase in the Provision was due to the higher net recovery of loans and leases in the first quarter of 2013. The increase in noninterest expense was due to higher allocated expenses.

Investment Services

Net income decreased by $0.4 million or 19% in the first quarter of 2014 compared to the same period in 2013 primarily due to decreases in net interest income and noninterest income. The decrease in noninterest income was due to lower annuity, mutual fund and securities income in the segment’s full service brokerage. The decrease in net interest income was primarily due to lower average loan balances and loan margins.

Treasury and Other
Net income increased by $2.5 million or 15% in the first quarter of 2014 compared to the same period in 2013 primarily due to an increase in net interest income and noninterest income, partially offset by the change in the Provision.  The increase in net interest income was primarily due to higher interest income from the investment securities portfolio as a result of higher average balances and yields, partially offset by reduction in the funding income related to lending activities. The increase in noninterest income was primarily due to the $2.0 million gain on the sale of 22,000 Visa Class B shares (9,253 Class A equivalents). The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2014, our overall credit risk profile reflects a Hawaii economy which remains strong, with decreasing levels of higher risk loans and leases, non-performing assets, and lower credit losses. The underlying risk profile of our lending portfolio continued to remain stable in the first quarter of 2014.

Although asset quality has improved over the past several years, we remain vigilant in light of uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of March 31, 2014, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
(dollars in thousands)	March 31, 2014	December 31, 2013
Residential Land Loans	$11,086	$11,922
Home Equity Loans	11,846	12,594
Air Transportation Leases	24,969	26,152
Total	$47,901	$50,668

As of March 31, 2014, our higher risk loans and leases outstanding decreased by $2.8 million or 5% from December 31, 2013.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $11.1 million as of March 31, 2014, of which $9.6 million was related to properties on the neighbor islands. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of March 31, 2014, there was a nominal Allowance associated with our residential land loan portfolio. As of March 31, 2014, $0.6 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $0.6 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $11.8 million or 1% of our total home equity loans outstanding as of March 31, 2014, a decrease of $0.7 million or 6% from December 31, 2013. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of March 31, 2014, there was no specific Allowance associated with our higher risk home equity loans.  These loans had a 90 day past due delinquency ratio of 11% and $0.1 million in gross charge-offs were recorded during the first three months of 2014.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that these risks could place additional pressure on the financial health of air transportation carriers for the foreseeable future. Outstanding credit exposure related to our air transportation leases was $25.0 million as of March 31, 2014, a decrease of $1.2 million or 5% from December 31, 2013. As of  March 31, 2014, included in our commercial leasing portfolio were three leveraged leases on aircraft that were originated in the 1990's and prior. As of March 31, 2014, the Allowance associated with our air transportation leases was $2.6 million or 10% of outstanding balances. For the first three months of 2014, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2014	December 31, 2013
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$11,239	$11,929
Commercial Mortgage	1,421	2,512
Total Commercial	12,660	14,441
Consumer
Residential Mortgage	19,003	20,264
Home Equity	1,935	1,740
Total Consumer	20,938	22,004
Total Non-Accrual Loans and Leases	33,598	36,445
Foreclosed Real Estate	3,450	3,205
Total Non-Performing Assets	$37,048	$39,650

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$150	$1,173
Total Commercial	150	1,173
Consumer
Residential Mortgage	5,729	4,564
Home Equity	2,845	3,009
Automobile	346	322
Other [1]	644	790
Total Consumer	9,564	8,685
Total Accruing Loans and Leases Past Due 90 Days or More	$9,714	$9,858
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$44,473	$51,123
Total Loans and Leases	$6,209,857	$6,095,387
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.54%	0.60%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.60%	0.65%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.53%	0.61%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.64%	0.68%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.75%	0.81%
Changes in Non-Performing Assets
Balance as of December 31, 2013	$39,650
Additions	2,491
Reductions
Payments	(1,855)
Return to Accrual Status	(1,864)
Sales of Foreclosed Real Estate	(737)
Charge-offs/Write-downs	(637)
Total Reductions	(5,093)
Balance as of March 31, 2014	$37,048

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $37.0 million as of March 31, 2014, a decrease of $2.6 million or 7% from December 31, 2013.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.60% as of March 31, 2014 and 0.65% as of December 31, 2013.

Commercial and industrial non-accrual loans decreased by $0.7 million or 6% from December 31, 2013 due to paydowns, partially offset by the addition of one loan.  As of March 31, 2014, two commercial borrowers comprised 89% of the non-accrual balance in this category.  We have individually evaluated all of our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $1.1 million or 43% from December 31, 2013 due to payments received. One loan was paid-off in the first three months of 2014. We have individually evaluated all four commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $1.3 million or 6% from December 31, 2013 primarily due to $1.4 million in paydowns and $1.3 million returning to accrual status. This decrease was partially offset by $1.5 million in additions.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of March 31, 2014, our residential mortgage non-accrual loans were comprised of 47 loans with a weighted average current LTV ratio of 70%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.2 million or 8% from December 31, 2013.  During the first three months of 2014, 3 residential properties were sold and 3 residential properties were transferred to foreclosed real estate. As of March 31, 2014, foreclosed real estate was comprised of one commercial property and five Hawaii residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.7 million as of March 31, 2014, a $0.1 million or 1% decrease from December 31, 2013.  This decrease was primarily reflected in our commercial and industrial and home equity portfolios, partially offset by an increase in our residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $67.6 million as of March 31, 2014 and $77.1 million as of December 31, 2013, and had a related Allowance of $12.6 million as of March 31, 2014 and $12.8 million as of December 31, 2013.  This decrease was primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014. As of March 31, 2014, we have recorded charge-offs of $17.8 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial
Commercial and Industrial	$10,824	$11,563
Commercial Mortgage	5,753	12,386
Construction	1,053	1,059
Total Commercial	17,630	25,008
Consumer
Residential Mortgage	31,344	32,339
Home Equity	955	795
Automobile	5,065	5,183
Other [1]	415	329
Total Consumer	37,779	38,646
Total	$55,409	$63,654

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $8.2 million or 13% from December 31, 2013. Commercial TDRs decreased primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014.  The majority of our consumer TDRs are residential mortgage loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making six consecutive payments.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2014	2013	2013
Balance at Beginning of Period	$121,521	$129,747	$134,276
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(819)	(6,828)	(382)
Consumer
Residential Mortgage	(329)	(185)	(1,235)
Home Equity	(351)	(721)	(1,377)
Automobile	(917)	(670)	(575)
Other [1]	(1,622)	(2,039)	(1,730)
Total Loans and Leases Charged-Off	(4,038)	(10,443)	(5,299)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	920	308	438
Commercial Mortgage	14	14	10
Construction	5	8	338
Lease Financing	2	8	11
Consumer
Residential Mortgage	272	828	788
Home Equity	551	246	748
Automobile	445	363	461
Other [1]	501	442	526
Total Recoveries on Loans and Leases Previously Charged-Off	2,710	2,217	3,320
Net Loans and Leases Charged-Off	(1,328)	(8,226)	(1,979)
Provision for Credit Losses	—	—	—
Provision for Unfunded Commitments	(57)	—	—
Balance at End of Period [2]	$120,136	$121,521	$132,297

Components
Allowance for Loan and Lease Losses	$114,126	$115,454	$126,878
Reserve for Unfunded Commitments	6,010	6,067	5,419
Total Reserve for Credit Losses	$120,136	$121,521	$132,297

Average Loans and Leases Outstanding	$6,104,041	$6,053,607	$5,803,503

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.09%	0.54%	0.14%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.84%	1.89%	2.19%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2014, the Allowance was $114.1 million or 1.84% of total loans and leases outstanding, compared with an Allowance of $115.5 million or 1.89% of total loans and leases outstanding as of December 31, 2013.  The decrease in the Allowance was commensurate with the Company's stable credit risk profile and a strong Hawaii economy.

Net charge-offs of loans and leases were $1.3 million or 0.09% of total average loans and leases, on an annualized basis, in the first quarter of 2014 compared to $2.0 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2013. All of our commercial portfolios were in net recovery positions in the first quarter of 2014.  Net recoveries in our commercial portfolios were $0.1 million in the first three months of 2014 compared to $0.4 million for the same period in 2013. Net charge-offs in our consumer portfolios were $1.5 million for the first three months of 2014 compared to $2.4 million for the same period in 2013. This decrease was primarily reflected in our consumer real estate portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2014, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.0 million as of March 31, 2014, a decrease of $0.1 million from December 31, 2013. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model that attempts to capture the dynamic nature of the balance sheet.  The model is used to estimate and measure the balance sheet sensitivity to changes in interest rates.  These estimates are based on assumptions about the behavior of loan and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits.  While such assumptions are inherently uncertain, we believe that our assumptions are reasonable.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2014 and December 31, 2013, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2014, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2014 was slightly more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2013.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2014		December 31, 2013
Gradual Change in Interest Rates (basis points)
+200	$3,513	0.9%	$2,580	0.7%
+100	1,515	0.4%	1,000	0.3%
-100	(4,295)	-1.1%	(4,086)	-1.1%

Immediate Change in Interest Rates (basis points)
+200	$13,496	3.6%	$11,113	2.9%
+100	6,425	1.7%	4,874	1.3%
-100	(16,283)	-4.3%	(15,014)	-4.0%

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions.  Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk.  These transactions are primarily executed on behalf of customers.  Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities.  Also, our share-based compensation expense is dependent on the fair value of our stock options, restricted stock units, and restricted stock at the date of grant.  The fair value of stock options, restricted stock units, and restricted stock is impacted by the market price of the Parent’s common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of March 31, 2014, investment securities with a carrying value of $59.7 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2014, we could have borrowed an additional $1.1 billion from the FHLB and an additional $693.4 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first three months of 2014.  As of March 31, 2014, cash and cash equivalents were $545.3 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $12.0 billion.  As of March 31, 2014, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of March 31, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately three years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2014 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2014, shareholders' equity was $1.0 billion, an increase of $16.9 million or 2% from December 31, 2013. Earnings for the first three months of 2014 of $38.6 million, common stock issuances of $4.5 million, shared-based compensation of $1.8 million and other comprehensive income of $6.4 million were partially offset by cash dividends paid of $20.1 million, and common stock repurchased of $14.3 million. In the first three months of 2014, included in the amount of common stock repurchased were 214,527 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $58.23 and a total cost of $12.5 million. From the beginning of our share repurchase program in July 2001 through March 31, 2014, we repurchased a total of 51.1 million shares of common stock and returned a total of $1.87 billion to our shareholders at an average cost of $36.63 per share. As of March 31, 2014, remaining buyback authority under our share repurchase program was $21.5 million of the total $1.9 billion repurchase amount authorized by our Board of Directors.

From April 1, 2014 through April 15, 2014, the Parent repurchased an additional 38,500 shares of common stock at an average cost of $59.31 per share for a total of $2.3 million.  Remaining buyback authority under our share repurchase program was $19.2 million as of April 15, 2014.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2014, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 13, 2014 to shareholders of record at the close of business on May 30, 2014.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of March 31, 2014 and December 31, 2013.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2014	December 31, 2013
	Regulatory Capital
	Shareholders’ Equity	$1,028,904	$1,011,976
Less:	Goodwill	31,517	31,517
	Postretirement Benefit Liability Adjustments	2,989	3,046
	Net Unrealized Losses on Investment Securities	(3,158)	(9,429)
	Other	2,539	2,614
	Tier 1 Capital	995,017	984,228
	Allowable Reserve for Credit Losses	80,878	79,655
	Total Regulatory Capital	$1,075,895	$1,063,883

	Risk-Weighted Assets	$6,430,987	$6,330,532

	Key Regulatory Capital Ratios
	Tier 1 Capital Ratio	15.47%	15.55%
	Total Capital Ratio	16.73	16.81
	Tier 1 Leverage Ratio	7.06	7.07

Regulatory Initiatives Affecting the Banking Industry

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules. The final rules approved by the FRB and the FDIC in July 2013 and April 2014, respectively, did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework. Management will continue to monitor the developments related to these proposals and their potential impact to the Company's liquidity requirements.

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

We submitted our initial stress testing results, utilizing data as of September 30, 2013, to the FRB on March 31, 2014.  In addition, we are also required to make our first stress test-related public disclosure between June 15 and June 30, 2015 by disclosing summary results of our stress testing utilizing data as of September 30, 2014.

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
On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the "Court") overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants:  fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” as to which the FRB was entitled to “special deference.” The Court remanded one issue relating to recovery of fraud-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transaction monitoring costs fell outside of the costs associated with fraud prevention. The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. Management will continue to monitor the developments related to this matter and any potential impact on the Company's statements of income.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2014 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2014	79,689	$58.60	73,500	$29,663,056
February 1 - 28, 2014	76,934	56.69	76,000	25,356,786
March 1 - 31, 2014	88,931	59.07	65,027	21,488,993
Total	245,554	$58.17	214,527

[1]
During the first quarter of 2014, 31,027 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of March 31, 2014, $21.5 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 21, 2014		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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