Form 10-Q
period 2014-06-30
BANK OF HAWAII CORP
filed 2014-07-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

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
Yes ☐  No ☒

As of July 22, 2014, there were 44,263,317 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest Income
Interest and Fees on Loans and Leases	$65,818	$62,729	$129,344	$125,549
Income on Investment Securities
Available-for-Sale	10,697	15,073	21,457	30,924
Held-to-Maturity	26,938	19,189	54,827	39,043
Deposits	1	1	4	4
Funds Sold	168	74	305	133
Other	302	285	604	569
Total Interest Income	103,924	97,351	206,541	196,222
Interest Expense
Deposits	2,393	2,579	4,751	5,225
Securities Sold Under Agreements to Repurchase	6,465	6,751	12,862	13,756
Funds Purchased	4	10	7	32
Long-Term Debt	650	671	1,276	1,309
Total Interest Expense	9,512	10,011	18,896	20,322
Net Interest Income	94,412	87,340	187,645	175,900
Provision for Credit Losses	(2,199)	—	(2,199)	—
Net Interest Income After Provision for Credit Losses	96,611	87,340	189,844	175,900
Noninterest Income
Trust and Asset Management	12,005	12,089	23,857	23,975
Mortgage Banking	1,804	5,820	3,809	12,231
Service Charges on Deposit Accounts	8,638	9,112	17,516	18,413
Fees, Exchange, and Other Service Charges	13,370	13,133	26,309	25,067
Investment Securities Gains, Net	2,079	—	4,239	—
Insurance	1,930	2,393	4,053	4,718
Bank-Owned Life Insurance	1,519	1,335	3,121	2,632
Other	3,136	4,159	6,345	8,783
Total Noninterest Income	44,481	48,041	89,249	95,819
Noninterest Expense
Salaries and Benefits	45,081	45,341	91,978	94,016
Net Occupancy	9,254	9,661	18,671	19,296
Net Equipment	4,669	4,380	9,272	8,957
Data Processing	3,842	3,050	7,491	6,316
Professional Fees	2,613	2,391	4,873	4,617
FDIC Insurance	2,055	1,949	4,131	3,898
Other	13,568	14,409	28,213	28,468
Total Noninterest Expense	81,082	81,181	164,629	165,568
Income Before Provision for Income Taxes	60,010	54,200	114,464	106,151
Provision for Income Taxes	18,520	16,437	34,382	32,408
Net Income	$41,490	$37,763	$80,082	$73,743
Basic Earnings Per Share	$0.94	$0.85	$1.81	$1.66
Diluted Earnings Per Share	$0.94	$0.85	$1.81	$1.65
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	44,053,899	44,493,069	44,123,030	44,518,629
Diluted Weighted Average Shares	44,246,431	44,608,497	44,332,838	44,644,348

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Net Income	$41,490	$37,763	$80,082	$73,743
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	8,617	(46,572)	14,888	(56,213)
Defined Benefit Plans	156	201	312	279
Total Other Comprehensive Income (Loss)	8,773	(46,371)	15,200	(55,934)
Comprehensive Income (Loss)	$50,263	$(8,608)	$95,282	$17,809

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2014	December 31, 2013
Assets
Interest-Bearing Deposits	$4,552	$3,617
Funds Sold	796,275	271,414
Investment Securities
Available-for-Sale	2,209,763	2,243,697
Held to Maturity (Fair Value of $4,743,012 and $4,697,587)	4,704,551	4,744,519
Loans Held for Sale	3,678	6,435
Loans and Leases	6,426,353	6,095,387
Allowance for Loan and Lease Losses	(113,838)	(115,454)
Net Loans and Leases	6,312,515	5,979,933
Total Earning Assets	14,031,334	13,249,615
Cash and Noninterest-Bearing Deposits	141,950	188,715
Premises and Equipment	108,116	108,636
Accrued Interest Receivable	44,311	43,930
Foreclosed Real Estate	3,944	3,205
Mortgage Servicing Rights	26,397	28,123
Goodwill	31,517	31,517
Other Assets	456,936	430,539
Total Assets	$14,844,505	$14,084,280

Liabilities
Deposits
Noninterest-Bearing Demand	$4,070,334	$3,681,128
Interest-Bearing Demand	2,566,240	2,355,608
Savings	4,525,593	4,560,150
Time	1,507,867	1,317,770
Total Deposits	12,670,034	11,914,656
Funds Purchased	8,467	9,982
Securities Sold Under Agreements to Repurchase	745,626	770,049
Long-Term Debt	173,671	174,706
Retirement Benefits Payable	35,017	34,965
Accrued Interest Payable	5,099	4,871
Taxes Payable and Deferred Taxes	42,131	34,907
Other Liabilities	113,659	128,168
Total Liabilities	13,793,704	13,072,304
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2014 - 57,631,552 / 44,297,228 and December 31, 2013 - 57,480,846 / 44,490,385)	573	572
Capital Surplus	527,284	522,505
Accumulated Other Comprehensive Loss	(16,623)	(31,823)
Retained Earnings	1,191,512	1,151,754
Treasury Stock, at Cost (Shares: June 30, 2014 - 13,334,324 and December 31, 2013 - 12,990,461)	(651,945)	(631,032)
Total Shareholders’ Equity	1,050,801	1,011,976
Total Liabilities and Shareholders’ Equity	$14,844,505	$14,084,280
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	80,082	—	80,082
Other Comprehensive Income	—	—	—	15,200	—	—	15,200
Share-Based Compensation	—	—	3,820	—	—	—	3,820
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	274,621	1	959	—	(279)	6,074	6,755
Common Stock Repurchased	(467,778)	—	—	—	—	(26,987)	(26,987)
Cash Dividends Declared ($0.90 per share)	—	—	—	—	(40,045)	—	(40,045)
Balance as of June 30, 2014	44,297,228	$573	$527,284	$(16,623)	$1,191,512	$(651,945)	$1,050,801

Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	73,743	—	73,743
Other Comprehensive Loss	—	—	—	(55,934)	—	—	(55,934)
Share-Based Compensation	—	—	2,732	—	—	—	2,732
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	379,870	1	453	—	(2,235)	10,294	8,513
Common Stock Repurchased	(490,109)	—	—	—	—	(23,960)	(23,960)
Cash Dividends Declared ($0.90 per share)	—	—	—	—	(40,391)	—	(40,391)
Balance as of June 30, 2013	44,644,596	$572	$518,804	$(26,726)	$1,115,594	$(621,876)	$986,368
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013
Operating Activities
Net Income	$80,082	$73,743
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(2,199)	—
Depreciation and Amortization	6,172	6,106
Amortization of Deferred Loan and Lease Fees	(938)	(1,807)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	24,886	31,996
Share-Based Compensation	3,820	2,732
Benefit Plan Contributions	(892)	(677)
Deferred Income Taxes	(222)	(4,650)
Net Gains on Sales of Loans and Leases	(1,650)	(13,938)
Net Gains on Investment Securities	(4,239)	—
Proceeds from Sales of Loans Held for Sale	57,411	445,293
Originations of Loans Held for Sale	(52,947)	(438,711)
Tax Benefits from Share-Based Compensation	(405)	(491)
Net Change in Other Assets and Other Liabilities	(35,031)	22,287
Net Cash Provided by Operating Activities	73,848	121,883

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	165,023	567,569
Proceeds from Sales	12,750	—
Purchases	(126,791)	(373,053)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	374,734	569,150
Purchases	(347,876)	(769,040)
Net Change in Loans and Leases	(336,068)	(11,483)
Premises and Equipment, Net	(5,651)	(6,853)
Net Cash Used in Investing Activities	(263,879)	(23,710)

Financing Activities
Net Change in Deposits	755,378	(80,284)
Net Change in Short-Term Borrowings	(25,938)	105,977
Proceeds from Long-Term Debt	—	50,000
Tax Benefits from Share-Based Compensation	405	491
Proceeds from Issuance of Common Stock	6,249	8,076
Repurchase of Common Stock	(26,987)	(23,960)
Cash Dividends Paid	(40,045)	(40,391)
Net Cash Provided by Financing Activities	669,062	19,909

Net Change in Cash and Cash Equivalents	479,031	118,082
Cash and Cash Equivalents at Beginning of Period	463,746	352,861
Cash and Cash Equivalents at End of Period	$942,777	$470,943
Supplemental Information
Cash Paid for Interest	$18,170	$20,117
Cash Paid for Income Taxes	27,696	36,616
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	—	254,779
Transfer from Loans to Foreclosed Real Estate	3,311	2,551

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

Accounting Standards Pending Adoption

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of June 30, 2014, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,389	$6,305	$(103)	$359,591
Debt Securities Issued by States and Political Subdivisions	715,360	17,704	(2,675)	730,389
Debt Securities Issued by Corporations	254,897	956	(5,195)	250,658
Mortgage-Backed Securities:
Residential - Government Agencies	541,174	13,751	(1,312)	553,613
Residential - U.S. Government-Sponsored Enterprises	112,561	1,975	(2)	114,534
Commercial - Government Agencies	209,289	—	(8,311)	200,978
Total Mortgage-Backed Securities	863,024	15,726	(9,625)	869,125
Total	$2,186,670	$40,691	$(17,598)	$2,209,763
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$508,494	$2,957	$(1,370)	$510,081
Debt Securities Issued by States and Political Subdivisions	251,312	12,183	—	263,495
Debt Securities Issued by Corporations	174,268	245	(2,954)	171,559
Mortgage-Backed Securities:
Residential - Government Agencies	3,225,889	54,777	(25,801)	3,254,865
Residential - U.S. Government-Sponsored Enterprises	224,456	2,253	—	226,709
Commercial - Government Agencies	320,132	300	(4,129)	316,303
Total Mortgage-Backed Securities	3,770,477	57,330	(29,930)	3,797,877
Total	$4,704,551	$72,715	$(34,254)	$4,743,012

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2014.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$24,182	$24,418
Due After One Year Through Five Years	274,660	279,698
Due After Five Years Through Ten Years	614,588	616,671
Due After Ten Years	116,803	121,970
	1,030,233	1,042,757

Debt Securities Issued by Government Agencies	293,413	297,881
Mortgage-Backed Securities:
Residential - Government Agencies	541,174	553,613
Residential - U.S. Government-Sponsored Enterprises	112,561	114,534
Commercial - Government Agencies	209,289	200,978
Total Mortgage-Backed Securities	863,024	869,125
Total	$2,186,670	$2,209,763

Held-to-Maturity:
Due in One Year or Less	$30,114	$30,408
Due After One Year Through Five Years	478,380	479,673
Due After Five Years Through Ten Years	163,398	168,757
Due After Ten Years	262,182	266,297
	934,074	945,135
Mortgage-Backed Securities:
Residential - Government Agencies	3,225,889	3,254,865
Residential - U.S. Government-Sponsored Enterprises	224,456	226,709
Commercial - Government Agencies	320,132	316,303
Total Mortgage-Backed Securities	3,770,477	3,797,877
Total	$4,704,551	$4,743,012

Investment securities with carrying values of $3.0 billion and $2.6 billion as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2014 and 2013. There were no sales of investment securities for the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Gross Gains on Sales of Investment Securities	$2,079	$—	$4,239	$—
Gross Losses on Sales of Investment Securities	—	—	—	—
Net Gains on Sales of Investment Securities	$2,079	$—	$4,239	$—

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$15,665	$(96)	$1,647	$(7)	$17,312	$(103)
Debt Securities Issued by States and Political Subdivisions	37,133	(98)	168,899	(2,577)	206,032	(2,675)
Debt Securities Issued by Corporations	14,807	(194)	188,174	(5,001)	202,981	(5,195)
Mortgage-Backed Securities:
Residential - Government Agencies	6,763	(557)	8,687	(755)	15,450	(1,312)
Residential - U.S. Government-Sponsored Enterprises	18,957	(2)	—	—	18,957	(2)
Commercial - Government Agencies	—	—	200,978	(8,311)	200,978	(8,311)
Total Mortgage-Backed Securities	25,720	(559)	209,665	(9,066)	235,385	(9,625)
Total	$93,325	$(947)	$568,385	$(16,651)	$661,710	$(17,598)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$49,584	$(76)	$164,511	$(1,294)	$214,095	$(1,370)
Debt Securities Issued by Corporations	32,979	(126)	81,549	(2,828)	114,528	(2,954)
Mortgage-Backed Securities:
Residential - Government Agencies	270,529	(1,989)	936,922	(23,812)	1,207,451	(25,801)
Commercial - Government Agencies	37,861	(104)	220,524	(4,025)	258,385	(4,129)
Total Mortgage-Backed Securities	308,390	(2,093)	1,157,446	(27,837)	1,465,836	(29,930)
Total	$390,953	$(2,295)	$1,403,506	$(31,959)	$1,794,459	$(34,254)

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$26,181	$(225)	$2,117	$(9)	$28,298	$(234)
Debt Securities Issued by States and Political Subdivisions	415,718	(10,934)	42,607	(2,521)	458,325	(13,455)
Debt Securities Issued by Corporations	200,364	(7,836)	—	—	200,364	(7,836)
Mortgage-Backed Securities:
Residential - Government Agencies	76,744	(781)	10,027	(1,068)	86,771	(1,849)
Commercial - Government Agencies	164,478	(7,935)	45,175	(2,271)	209,653	(10,206)
Total Mortgage-Backed Securities	241,222	(8,716)	55,202	(3,339)	296,424	(12,055)
Total	$883,485	$(27,711)	$99,926	$(5,869)	$983,411	$(33,580)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$271,469	$(3,667)	$—	$—	$271,469	$(3,667)
Debt Securities Issued by States and Political Subdivisions	52,026	(133)	—	—	52,026	(133)
Debt Securities Issued by Corporations	163,736	(4,278)	20,736	(1,430)	184,472	(5,708)
Mortgage-Backed Securities:
Residential - Government Agencies	1,767,086	(54,067)	190,939	(12,505)	1,958,025	(66,572)
Commercial - Government Agencies	224,277	(4,753)	90,167	(3,170)	314,444	(7,923)
Total Mortgage-Backed Securities	1,991,363	(58,820)	281,106	(15,675)	2,272,469	(74,495)
Total	$2,478,594	$(66,898)	$301,842	$(17,105)	$2,780,436	$(84,003)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2014, which were comprised of 181 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2014 and December 31, 2013, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Taxable	$32,316	$29,833	$65,743	$61,254
Non-Taxable	5,319	4,429	10,541	8,713
Total Interest Income from Investment Securities	$37,635	$34,262	$76,284	$69,967

As of June 30, 2014, included in the Company's investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $578.6 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of June 30, 2014, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Federal Home Loan Bank Stock	$52,502	$58,021
Federal Reserve Bank Stock	19,243	19,138
Total	$71,745	$77,159

These securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

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

During the second quarter of 2014, the Company recorded a $2.0 million gain on the sale of 23,500 Visa Class B shares (9,884 Class A equivalents). For the first six months of 2014, the Company recorded a $4.0 million gain on the sale of 45,500 Visa Class B shares (19,137 Class A equivalents). Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 452,914 Class B shares (190,496 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$988,940	$911,367
Commercial Mortgage	1,345,549	1,247,510
Construction	121,434	107,349
Lease Financing	237,585	262,207
Total Commercial	2,693,508	2,528,433
Consumer
Residential Mortgage	2,355,085	2,282,894
Home Equity	811,180	773,385
Automobile	287,794	255,986
Other [1]	278,786	254,689
Total Consumer	3,732,845	3,566,954
Total Loans and Leases	$6,426,353	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.6 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2014 and 2013.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2014 and 2013.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,390	$42,736	$114,126
Loans and Leases Charged-Off	(815)	(3,182)	(3,997)
Recoveries on Loans and Leases Previously Charged-Off	2,156	3,752	5,908
Net Loans and Leases Charged-Off	1,341	570	1,911
Provision for Credit Losses	(845)	(1,354)	(2,199)
Balance at End of Period	$71,886	$41,952	$113,838
Six Months Ended June 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(1,634)	(6,401)	(8,035)
Recoveries on Loans and Leases Previously Charged-Off	3,097	5,521	8,618
Net Loans and Leases Charged-Off	1,463	(880)	583
Provision for Credit Losses	(1,023)	(1,176)	(2,199)
Balance at End of Period	$71,886	$41,952	$113,838
As of June 30, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,693	$3,332	$12,025
Collectively Evaluated for Impairment	63,193	38,620	101,813
Total	$71,886	$41,952	$113,838
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,089	$38,007	$65,096
Collectively Evaluated for Impairment	2,666,419	3,694,838	6,361,257
Total	$2,693,508	$3,732,845	$6,426,353

Three Months Ended June 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$73,416	$53,462	$126,878
Loans and Leases Charged-Off	(266)	(4,438)	(4,704)
Recoveries on Loans and Leases Previously Charged-Off	470	1,931	2,401
Net Loans and Leases Charged-Off	204	(2,507)	(2,303)
Provision for Credit Losses	(3,423)	3,423	—
Balance at End of Period	$70,197	$54,378	$124,575
Six Months Ended June 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(648)	(9,355)	(10,003)
Recoveries on Loans and Leases Previously Charged-Off	1,267	4,454	5,721
Net Loans and Leases Charged-Off	619	(4,901)	(4,282)
Provision for Credit Losses	(3,126)	3,126	—
Balance at End of Period	$70,197	$54,378	$124,575
As of June 30, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$195	$3,927	$4,122
Collectively Evaluated for Impairment	70,002	50,451	120,453
Total	$70,197	$54,378	$124,575
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,059	$36,756	$56,815
Collectively Evaluated for Impairment	2,380,703	3,421,634	5,802,337
Total	$2,400,762	$3,458,390	$5,859,152

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$945,760	$1,279,850	$118,967	$237,224	$2,581,801
Special Mention	12,671	27,766	—	24	40,461
Classified	30,509	37,933	2,467	337	71,246
Total	$988,940	$1,345,549	$121,434	$237,585	$2,693,508

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,338,230	$807,358	$287,557	$277,980	$3,711,125
Classified	16,855	3,822	237	806	21,720
Total	$2,355,085	$811,180	$287,794	$278,786	$3,732,845
Total Recorded Investment in Loans and Leases					$6,426,353

	December 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$867,813	$1,176,941	$104,377	$261,486	$2,410,617
Special Mention	5,854	24,587	—	31	30,472
Classified	37,700	45,982	2,972	690	87,344
Total	$911,367	$1,247,510	$107,349	$262,207	$2,528,433

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,261,891	$769,051	$255,664	$253,910	$3,540,516
Classified	21,003	4,334	322	779	26,438
Total	$2,282,894	$773,385	$255,986	$254,689	$3,566,954
Total Recorded Investment in Loans and Leases					$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2014
Commercial
Commercial and Industrial	$556	$1,226	$—	$10,437	$12,219	$976,721	$988,940	$9,458
Commercial Mortgage	519	—	—	1,403	1,922	1,343,627	1,345,549	25
Construction	—	—	—	—	—	121,434	121,434	—
Lease Financing	1	1	—	—	2	237,583	237,585	—
Total Commercial	1,076	1,227	—	11,840	14,143	2,679,365	2,693,508	9,483
Consumer
Residential Mortgage	4,821	4,326	6,082	15,818	31,047	2,324,038	2,355,085	3,433
Home Equity	4,256	2,414	2,505	2,787	11,962	799,218	811,180	333
Automobile	6,716	767	236	—	7,719	280,075	287,794	—
Other [1]	2,383	1,454	844	—	4,681	274,105	278,786	—
Total Consumer	18,176	8,961	9,667	18,605	55,409	3,677,436	3,732,845	3,766
Total	$19,252	$10,188	$9,667	$30,445	$69,552	$6,356,801	$6,426,353	$13,249

As of December 31, 2013
Commercial
Commercial and Industrial	$1,701	$1,962	$1,173	$11,929	$16,765	$894,602	$911,367	$3,603
Commercial Mortgage	932	—	—	2,512	3,444	1,244,066	1,247,510	778
Construction	—	—	—	—	—	107,349	107,349	—
Lease Financing	—	—	—	—	—	262,207	262,207	—
Total Commercial	2,633	1,962	1,173	14,441	20,209	2,508,224	2,528,433	4,381
Consumer
Residential Mortgage	6,984	4,746	4,564	20,264	36,558	2,246,336	2,282,894	5,883
Home Equity	3,926	2,867	3,009	1,740	11,542	761,843	773,385	265
Automobile	4,688	971	322	—	5,981	250,005	255,986	—
Other [1]	2,426	5,295	790	—	8,511	246,178	254,689	—
Total Consumer	18,024	13,879	8,685	22,004	62,592	3,504,362	3,566,954	6,148
Total	$20,657	$15,841	$9,858	$36,445	$82,801	$6,012,586	$6,095,387	$10,529

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,510	$14,760	$—
Commercial Mortgage	7,095	7,095	—
Construction	2,338	2,338	—
Total Commercial	18,943	24,193	—
Consumer
Other [1]	17	17	—
Total Consumer	17	17	—
Total Impaired Loans with No Related Allowance Recorded	$18,960	$24,210	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,146	$14,745	$8,693
Total Commercial	8,146	14,745	8,693
Consumer
Residential Mortgage	31,392	36,978	3,231
Home Equity	1,034	1,034	17
Automobile	5,094	5,094	69
Other [1]	470	470	15
Total Consumer	37,990	43,576	3,332
Total Impaired Loans with an Allowance Recorded	$46,136	$58,321	$12,025

Impaired Loans:
Commercial	$27,089	$38,938	$8,693
Consumer	38,007	43,593	3,332
Total Impaired Loans	$65,096	$82,531	$12,025

December 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,709	$17,967	$—
Commercial Mortgage	14,898	14,898	—
Construction	1,059	1,064	—
Total Commercial	28,666	33,929	—
Total Impaired Loans with No Related Allowance Recorded	$28,666	$33,929	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,803	$16,403	$9,054
Total Commercial	9,803	16,403	9,054
Consumer
Residential Mortgage	32,338	38,420	3,619
Home Equity	796	796	13
Automobile	5,183	5,183	77
Other [1]	329	329	13
Total Consumer	38,646	44,728	3,722
Total Impaired Loans with an Allowance Recorded	$48,449	$61,131	$12,776

Impaired Loans:
Commercial	$38,469	$50,332	$9,054
Consumer	38,646	44,728	3,722
Total Impaired Loans	$77,115	$95,060	$12,776
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,275	$66	$8,067	$—
Commercial Mortgage	7,135	56	6,085	—
Construction	1,696	22	—	—
Total Commercial	20,106	144	14,152	—
Consumer
Other [1]	15	—	—	—
Total Consumer	15	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$20,121	$144	$14,152	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,347	$27	$2,386	$72
Commercial Mortgage	—	—	50	43
Total Commercial	8,347	27	2,436	115
Consumer
Residential Mortgage	31,368	244	31,112	173
Home Equity	995	9	—	—
Automobile	5,080	106	5,223	125
Other [1]	437	10	278	3
Total Consumer	37,880	369	36,613	301
Total Impaired Loans with an Allowance Recorded	$46,227	$396	$39,049	$416

Impaired Loans:
Commercial	$28,453	$171	$16,588	$115
Consumer	37,895	369	36,613	301
Total Impaired Loans	$66,348	$540	$53,201	$416

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,753	$158	$7,866	$—
Commercial Mortgage	9,722	111	5,047	—
Construction	1,483	38	278	—
Total Commercial	22,958	307	13,191	—
Consumer
Other [1]	10	—	—	—
Total Consumer	10	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$22,968	$307	$13,191	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,832	$55	$2,181	$122
Commercial Mortgage	—	—	53	51
Total Commercial	8,832	55	2,234	173
Consumer
Residential Mortgage	31,691	480	31,267	320
Home Equity	928	14	—	—
Automobile	5,114	213	5,362	258
Other [1]	401	18	279	6
Total Consumer	38,134	725	36,908	584
Total Impaired Loans with an Allowance Recorded	$46,966	$780	$39,142	$757

Impaired Loans:
Commercial	$31,790	$362	$15,425	$173
Consumer	38,144	725	36,908	584
Total Impaired Loans	$69,934	$1,087	$52,333	$757

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2014 and 2013, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $53.7 million and $63.7 million as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, there were $0.7 million and $1.9 million, respectively, of available commitments under revolving credit lines that have been modified in a TDR.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Prior to November 2012, residential mortgage loans modified in a TDR were primarily comprised of loans where monthly payments were lowered to accommodate the borrowers' financial needs for a period of time, normally two years. During that time, the borrower's entire monthly payment was applied to principal. After the lowered monthly payment period ended, the borrower generally reverted back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Effective November 2012, the Company revised its modification program to resemble the Federal Government's Home Affordable Modification Payment (“HAMP”) Tier 2 program. Under this modification program, the concessions generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Prior to September 2012, land loans modified in a TDR typically involved extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged. In September 2012, the land loan modification program was changed to offer an extension to term-out and fully amortize the loan over a period of up to 360 months. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2014 and 2013.

	Loans Modified as a TDR for the Three Months Ended June 30, 2014			Loans Modified as a TDR for the Three Months Ended June 30, 2013
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	7	$1,429	$2	18	$3,580	$122
Commercial Mortgage	—	—	—	4	4,617	—
Total Commercial	7	1,429	2	22	8,197	122
Consumer
Residential Mortgage	4	1,033	25	9	3,092	865
Home Equity	1	90	1	—	—	—
Automobile	35	603	8	43	549	7
Other [2]	12	106	4	1	3	—
Total Consumer	52	1,832	38	53	3,644	872
Total	59	$3,261	$40	75	$11,841	$994

	Loans Modified as a TDR for the Six Months Ended June 30, 2014			Loans Modified as a TDR for the Six Months Ended June 30, 2013
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	12	$4,177	$2	22	$3,620	$123
Commercial Mortgage	1	349	—	5	5,593	—
Total Commercial	13	4,526	2	27	9,213	123
Consumer
Residential Mortgage	9	3,330	57	11	4,068	1,050
Home Equity	2	161	3	—	—	—
Automobile	70	1,185	16	82	980	13
Other [2]	21	187	6	1	3	—
Total Consumer	102	4,863	82	94	5,051	1,063
Total	115	$9,389	$84	121	$14,264	$1,186

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2014 and 2013, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	2	$768	2	$515
Total Commercial	2	768	2	515

Consumer
Automobile	3	55	3	41
Other [2]	3	23	—	—
Total Consumer	6	78	3	41
Total	8	$846	5	$556

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	2	$768	2	$515
Total Commercial	2	768	2	515

Consumer
Residential Mortgage	2	514	—	—
Automobile	5	75	6	69
Other [2]	4	31	—	—
Total Consumer	11	620	6	69
Total	13	$1,388	8	$584

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.0 billion as of June 30, 2014 and $3.1 billion as of December 31, 2013.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million for the three months ended June 30, 2014 and 2013, and $4.0 million for the six months ended June 30, 2014 and 2013.  Servicing income is recorded as a component of mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$3,381	$4,436	$3,826	$4,761
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(322)	30	(671)	64
Due to Payoffs	(99)	(308)	(195)	(667)
Total Changes in Fair Value of Mortgage Servicing Rights	(421)	(278)	(866)	(603)
Balance at End of Period	$2,960	$4,158	$2,960	$4,158

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and six months ended June 30, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$23,997	$22,104	$24,297	$20,479
Servicing Rights that Resulted From Asset Transfers	210	2,003	564	4,253
Amortization	(698)	(634)	(1,352)	(1,259)
Valuation Allowance Provision	(72)	—	(72)	—
Balance at End of Period	$23,437	$23,473	$23,437	$23,473

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$—
Valuation Allowance Provision	(72)	—	(72)	—
Balance at End of Period	$(72)	$—	$(72)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$28,303	$26,564	$30,100	$23,143
End of Period	$25,848	$28,442	$25,848	$28,442

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Weighted-Average Constant Prepayment Rate [1]	10.46%	7.98%
Weighted-Average Life (in years)	6.87	8.04
Weighted-Average Note Rate	4.29%	4.31%
Weighted-Average Discount Rate [2]	9.82%	9.70%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2014 and December 31, 2013 is presented in the following table.

(dollars in thousands)	June 30, 2014	December 31, 2013
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(309)	$(357)
Decrease in fair value from 50 bps adverse change	(605)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(305)	(432)
Decrease in fair value from 50 bps adverse change	(604)	(876)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $19.4 million and $20.7 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 10 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2014 and December 31, 2013. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged (a)	Net Amount
June 30, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$22	$—	$22	$22	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	19,399	—	19,399	22	2,048	17,329

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	145,626	—	145,626	—	145,626	—
	$745,626	$—	$745,626	$—	$745,626	$—

December 31, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155	$—	$155	$155	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,853	—	20,853	155	2,288	18,410

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	170,049	—	170,049	—	170,049	—
	$770,049	$—	$770,049	$—	$770,049	$—
(a) The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $0.7 billion and $0.7 billion as of June 30, 2014 and December 31, 2013, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.5 billion and $1.2 billion as of June 30, 2014 and December 31, 2013, respectively. The investment securities pledged as of June 30, 2014 and December 31, 2013 had a fair value of $2.0 billion and $1.8 billion, respectively.

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2014
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$14,621	$5,764	$8,857
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(396)	(156)	(240)
Net Unrealized Gains on Investment Securities	14,225	5,608	8,617
Defined Benefit Plans:
Amortization of Net Actuarial Losses	338	133	205
Amortization of Prior Service Credit	(80)	(31)	(49)
Defined Benefit Plans, Net	258	102	156
Other Comprehensive Income	$14,483	$5,710	$8,773

Three Months Ended June 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(73,912)	$(29,136)	$(44,776)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(2,966)	(1,170)	(1,796)
Net Unrealized Losses on Investment Securities	(76,878)	(30,306)	(46,572)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	413	163	250
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	332	131	201
Other Comprehensive Loss	$(76,546)	$(30,175)	$(46,371)

Six Months Ended June 30, 2014
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$25,318	$9,988	$15,330
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(729)	(287)	(442)
Net Unrealized Gains on Investment Securities	24,589	9,701	14,888
Defined Benefit Plans:
Amortization of Net Actuarial Losses	677	267	410
Amortization of Prior Service Credit	(161)	(63)	(98)
Defined Benefit Plans, Net	516	204	312
Other Comprehensive Income	$25,105	$9,905	$15,200

Six Months Ended June 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(86,507)	$(34,093)	$(52,414)
Less: Reclassification Adjustment for Gains Realized in Net Income [1]	(6,273)	(2,474)	(3,799)
Net Unrealized Losses on Investment Securities	(92,780)	(36,567)	(56,213)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Net Actuarial Losses	827	326	501
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	460	181	279
Other Comprehensive Loss	$(92,320)	$(36,386)	$(55,934)

[1]
Includes amounts related to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2014
Balance at Beginning of Period	$5,173	$(8,331)	$(22,238)	$(25,396)
Other Comprehensive Income Before Reclassifications	8,857	—	—	8,857
Amounts Reclassified from Accumulated Other Comprehensive Income	(39)	(201)	156	(84)
Total Other Comprehensive Income (Loss)	8,818	(201)	156	8,773
Balance at End of Period	$13,991	$(8,532)	$(22,082)	$(16,623)

Three Months Ended June 30, 2013
Balance at Beginning of Period	$38,358	$11,778	$(30,491)	$19,645
Other Comprehensive Loss Before Reclassifications	(39,641)	(5,135)	—	(44,776)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(1,796)	201	(1,595)
Total Other Comprehensive Income (Loss)	(39,641)	(6,931)	201	(46,371)
Balance at End of Period	$(1,283)	$4,847	$(30,290)	$(26,726)

Six Months Ended June 30, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income Before Reclassifications	15,330	—	—	15,330
Amounts Reclassified from Accumulated Other Comprehensive Income	(39)	(403)	312	(130)
Total Other Comprehensive Income (Loss)	15,291	(403)	312	15,200
Balance at End of Period	$13,991	$(8,532)	$(22,082)	$(16,623)

Six Months Ended June 30, 2013
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(47,279)	(5,135)	(125)	(52,539)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(3,799)	404	(3,395)
Total Other Comprehensive Income (Loss)	(47,279)	(8,934)	279	(55,934)
Balance at End of Period	$(1,283)	$4,847	$(30,290)	$(26,726)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$332	$2,966	Interest Income
	(131)	(1,170)	Tax Expense
	201	1,796	Net of Tax
Sale of Investment Securities Available-for-Sale	64	—	Investment Securities Gains, Net
	(25)	—	Tax Expense
	39	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	80	81
Net Actuarial Losses [2]	(338)	(413)
	(258)	(332)	Total Before Tax
	102	131	Tax Benefit
	(156)	(201)	Net of Tax

Total Reclassifications for the Period	$84	$1,595	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Transferred from Available-for-Sale to Held-to-Maturity	$666	$6,273	Interest Income
	(263)	(2,474)	Tax Expense
	403	3,799	Net of Tax
Sale of Investment Securities Available-for-Sale	64	—	Investment Securities Gains, Net
	(25)	—	Tax Expense
	39	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	161	161
Net Actuarial Losses [2]	(677)	(827)
	(516)	(666)	Total Before Tax
	204	262	Tax Benefit
	(312)	(404)	Net of Tax

Total Reclassifications for the Period	$130	$3,395	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Denominator for Basic Earnings Per Share	44,053,899	44,493,069	44,123,030	44,518,629
Dilutive Effect of Stock Options	138,059	72,016	146,915	75,527
Dilutive Effect of Restricted Stock	54,473	43,412	62,893	50,192
Denominator for Diluted Earnings Per Share	44,246,431	44,608,497	44,332,838	44,644,348

Antidilutive Stock Options and Restricted Stock Outstanding	862	170,372	862	170,372

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 457 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2014 and 2013 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2014
Net Interest Income	$45,345	$28,012	$2,638	$18,417	$94,412
Provision for Credit Losses	(414)	(1,269)	(226)	(290)	(2,199)
Net Interest Income After Provision for Credit Losses	45,759	29,281	2,864	18,707	96,611
Noninterest Income	20,133	5,443	14,404	4,501	44,481
Noninterest Expense	(49,028)	(16,258)	(13,165)	(2,631)	(81,082)
Income Before Provision for Income Taxes	16,864	18,466	4,103	20,577	60,010
Provision for Income Taxes	(6,193)	(6,389)	(1,518)	(4,420)	(18,520)
Net Income	$10,671	$12,077	$2,585	$16,157	$41,490
Total Assets as of June 30, 2014	$3,798,785	$2,595,573	$194,220	$8,255,927	$14,844,505

Three Months Ended June 30, 2013
Net Interest Income	$40,334	$23,874	$2,594	$20,538	$87,340
Provision for Credit Losses	2,534	(205)	(12)	(2,317)	—
Net Interest Income After Provision for Credit Losses	37,800	24,079	2,606	22,855	87,340
Noninterest Income	22,977	7,011	15,288	2,765	48,041
Noninterest Expense	(49,831)	(15,698)	(13,181)	(2,471)	(81,181)
Income Before Provision for Income Taxes	10,946	15,392	4,713	23,149	54,200
Provision for Income Taxes	(4,050)	(5,268)	(1,744)	(5,375)	(16,437)
Net Income	$6,896	$10,124	$2,969	$17,774	$37,763
Total Assets as of June 30, 2013	$3,567,718	$2,275,763	$188,871	$7,701,066	$13,733,418

Six Months Ended June 30, 2014
Net Interest Income	$87,913	$54,783	$5,219	$39,730	$187,645
Provision for Credit Losses	1,042	(1,329)	(294)	(1,618)	(2,199)
Net Interest Income After Provision for Credit Losses	86,871	56,112	5,513	41,348	189,844
Noninterest Income	39,625	11,531	28,747	9,346	89,249
Noninterest Expense	(98,774)	(33,025)	(27,400)	(5,430)	(164,629)
Income Before Provision for Income Taxes	27,722	34,618	6,860	45,264	114,464
Provision for Income Taxes	(10,210)	(11,903)	(2,538)	(9,731)	(34,382)
Net Income	$17,512	$22,715	$4,322	$35,533	$80,082
Total Assets as of June 30, 2014	$3,798,785	$2,595,573	$194,220	$8,255,927	$14,844,505

Six Months Ended June 30, 2013
Net Interest Income	$81,039	$48,856	$5,365	$40,640	$175,900
Provision for Credit Losses	5,146	(810)	(34)	(4,302)	—
Net Interest Income After Provision for Credit Losses	75,893	49,666	5,399	44,942	175,900
Noninterest Income	45,901	13,971	30,098	5,849	95,819
Noninterest Expense	(100,689)	(32,210)	(27,364)	(5,305)	(165,568)
Income Before Provision for Income Taxes	21,105	31,427	8,133	45,486	106,151
Provision for Income Taxes	(7,809)	(10,746)	(3,009)	(10,844)	(32,408)
Net Income	$13,296	$20,681	$5,124	$34,642	$73,743
Total Assets as of June 30, 2013	$3,567,718	$2,275,763	$188,871	$7,701,066	$13,733,418

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2014 and 2013.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013
Three Months Ended June 30,
Service Cost	$—	$—	$157	$173
Interest Cost	1,243	1,129	347	305
Expected Return on Plan Assets	(1,275)	(1,313)	—	—
Amortization of:
Prior Service Credit	—	—	(80)	(81)
Net Actuarial Losses (Gains)	351	413	(13)	—
Net Periodic Benefit Cost	$319	$229	$411	$397

Six Months Ended June 30,
Service Cost	$—	$—	$314	$205
Interest Cost	2,485	2,257	695	362
Expected Return on Plan Assets	(2,550)	(2,626)	—	—
Amortization of:
Prior Service Credit	—	—	(161)	(161)
Net Actuarial Losses (Gains)	703	827	(26)	—
Net Periodic Benefit Cost	$638	$458	$822	$406
The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2014, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.4 million and $0.6 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2014.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Derivative Financial Instruments Not Designated as Hedging Instruments[1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$151	$—	$574	$38
Forward Commitments	—	12	215	4
Interest Rate Swap Agreements	19,378	19,422	20,852	21,009
Foreign Exchange Contracts	135	7	128	900
Total	$19,664	$19,441	$21,769	$21,951

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three and six months ended June 30, 2014 and 2013:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2014	2013	2014	2013
Interest Rate Lock Commitments	Mortgage Banking	$781	$(682)	$1,882	$2,576
Forward Commitments	Mortgage Banking	(132)	5,433	(486)	7,662
Interest Rate Swap Agreements	Other Noninterest Income	110	243	114	263
Foreign Exchange Contracts	Other Noninterest Income	644	703	1,443	1,600
Total		$1,403	$5,697	$2,953	$12,101

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

As of June 30, 2014 and December 31, 2013, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, and foreign exchange contracts.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of June 30, 2014, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Unfunded Commitments to Extend Credit	$2,398,733	$2,314,892
Standby Letters of Credit	47,090	58,207
Commercial Letters of Credit	15,638	16,387
Total Credit Commitments	$2,461,461	$2,389,486

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2014, the unpaid principal balance of residential mortgage loans sold by the Company was $2.9 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.

The Company manages the risk associated with potential repurchases or other forms of settlement through careful underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2014, the Company repurchased five residential mortgage loans with an unpaid principal balance totaling $1.4 million as a result of the representation and warranty provisions contained in these contracts. Three loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of June 30, 2014, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2014, there were no loans repurchased related to loan servicing activities. As of June 30, 2014, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2014, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2014, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the Company's investor portfolios.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury.  As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements.  Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies and government-sponsored enterprises.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of June 30, 2014 and December 31, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,709	$297,882	$—	$359,591
Debt Securities Issued by States and Political Subdivisions	—	730,389	—	730,389
Debt Securities Issued by Corporations	—	250,658	—	250,658
Mortgage-Backed Securities:
Residential - Government Agencies	—	553,613	—	553,613
Residential - U.S. Government-Sponsored Enterprises	—	114,534	—	114,534
Commercial - Government Agencies	—	200,978	—	200,978
Total Mortgage-Backed Securities	—	869,125	—	869,125
Total Investment Securities Available-for-Sale	61,709	2,148,054	—	2,209,763
Loans Held for Sale	—	3,678	—	3,678
Mortgage Servicing Rights	—	—	2,960	2,960
Other Assets	17,129	—	—	17,129
Derivatives [1]	—	135	19,529	19,664
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2014	$78,838	$2,151,867	$22,489	$2,253,194

Liabilities:
Derivatives [1]	$—	$19	$19,422	$19,441
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014	$—	$19	$19,422	$19,441

December 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,693	$326,586	$—	$397,279
Debt Securities Issued by States and Political Subdivisions	—	686,802	—	686,802
Debt Securities Issued by Corporations	—	273,501	—	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	—	653,194	—	653,194
Residential - U.S. Government-Sponsored Enterprises	—	23,268	—	23,268
Commercial - Government Agencies	—	209,653	—	209,653
Total Mortgage-Backed Securities	—	886,115	—	886,115
Total Investment Securities Available-for-Sale	70,693	2,173,004	—	2,243,697
Loans Held for Sale	—	6,435	—	6,435
Mortgage Servicing Rights	—	—	3,826	3,826
Other Assets	15,535	—	—	15,535
Derivatives [1]	—	343	21,426	21,769
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2013	$86,228	$2,179,782	$25,252	$2,291,262

Liabilities:
Derivatives [1]	$—	$904	$21,047	$21,951
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013	$—	$904	$21,047	$21,951

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three and six months ended June 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]	Total
Three Months Ended June 30, 2014
Balance as of April 1, 2014	$3,381	$289	$3,670
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(421)	891	470
Transfers to Loans Held for Sale	—	(1,073)	(1,073)
Balance as of June 30, 2014	$2,960	$107	$3,067
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2014	$(322)	$107	$(215)

Three Months Ended June 30, 2013
Balance as of April 1, 2013	$4,436	$4,978	$9,414
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(278)	(639)	(917)
Transfers to Loans Held for Sale	—	(4,723)	(4,723)
Balance as of June 30, 2013	$4,158	$(384)	$3,774
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2013	$30	$(384)	$(354)

Six Months Ended June 30, 2014
Balance as of January 1, 2014	$3,826	$379	$4,205
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(866)	1,994	1,128
Transfers to Loans Held for Sale	—	(2,266)	(2,266)
Balance as of June 30, 2014	$2,960	$107	$3,067
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2014	$(671)	$107	$(564)

Six Months Ended June 30, 2013
Balance as of January 1, 2013	$4,761	$9,940	$14,701
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(603)	2,639	2,036
Transfers to Loans Held for Sale	—	(12,963)	(12,963)
Balance as of June 30, 2013	$4,158	$(384)	$3,774
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2013	$64	$(384)	$(320)

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	10.46%	7.98%	$28,808	$33,926
		Discount Rate [2]	9.82%	9.70%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	91.34%	93.76%	$151	$536
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.23%	0.74%	$(44)	$(157)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of June 30, 2014, the Company's mortgage servicing rights accounted for under the amortization method were reduced by a valuation allowance of $0.1 million to a reported carrying value of $23.4 million. This reduction was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. As of December 31, 2013, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2014
Loans Held for Sale	$3,678	$3,405	$273

December 31, 2013
Loans Held for Sale	$6,435	$6,284	$151
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2014 and 2013, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,704,551	$4,743,012	$510,081	$4,232,931	$—
Loans [1]	6,057,694	6,549,309	—	—	6,549,309

Financial Instruments - Liabilities
Time Deposits	1,507,867	1,512,678	—	1,512,678	—
Securities Sold Under Agreements to Repurchase	745,626	822,604	—	822,604	—
Long-Term Debt [2]	163,005	164,255	—	164,255	—

December 31, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,744,519	$4,697,587	$433,365	$4,264,222	$—
Loans [1]	5,707,133	6,062,147	—	—	6,062,147

Financial Instruments - Liabilities
Time Deposits	1,317,770	1,322,967	—	1,322,967	—
Securities Sold Under Agreements to Repurchase	770,049	846,193	—	846,193	—
Long-Term Debt [2]	165,877	167,049	—	167,049	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii continued to remain positive during the second quarter of 2014 due to an expanding construction industry, stable tourism, low unemployment, and a strong real estate market.  For the first five months of 2014, total visitor spending increased 3.0% while total visitor arrivals declined 0.5% compared to the same period in 2013. The statewide seasonally-adjusted unemployment rate was at 4.4% in June 2014, compared to 6.1% nationally. For the first six months of 2014, the volume of single-family home sales on Oahu increased 1.6% compared with the same period in 2013 and the volume of condominium sales on Oahu increased 1.3% compared with the same period in 2013.  The median price of single-family home sales and condominium sales on Oahu were each 7.1% higher for the first six months of 2014 compared to the same period in 2013. As of June 30, 2014, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.8 months and 3.3 months, respectively.

Earnings Summary

Net income for the second quarter of 2014 was $41.5 million, an increase of $3.7 million or 10% compared to the same period in 2013.  Diluted earnings per share was $0.94 for the second quarter of 2014, an increase of $0.09 or 11% compared to the same period in 2013.  Our higher earnings for the second quarter of 2014 were primarily due to the following:

•
Net interest income for the second quarter of 2014 was $94.4 million, an increase of $7.1 million or 8% compared to the same period in 2013.  Our net interest margin was 2.86% in the second quarter of 2014, an increase of 9 basis points compared to the same period in 2013.  This increase was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio. In addition, the year-over-year increase in interest rates has allowed us to purchase new securities at higher yields.

•
Net gains on sales of investment securities increased by $2.1 million in the second quarter of 2014 compared to the same period in 2013 primarily due to a $2.0 million gain on the sale of 23,500 Visa Class B shares (9,884 Visa Class A equivalents). We also contributed 5,700 Visa Class B shares to the Bank of Hawaii Foundation in the second quarter of 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate for the second quarter of 2014. The Company received these Class B shares in 2008 as part of Visa's initial public offering and are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares.

•
We recorded a negative provision for credit losses of $2.2 million in the second quarter of 2014 compared to no provision during the same period in 2013. The negative provision was primarily due to a net recovery of loans and leases previously charged off of $1.9 million during the second quarter of 2014 combined with the Company's stable credit risk profile.

The impact of these items was partially offset by a $4.0 million or 69% decrease in mortgage banking income in the second quarter of 2014 compared to the same period in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Other noninterest income decreased by $1.0 million or 25% in the second quarter of 2014 compared to the same period in 2013. This decrease was due in part to gains on sales of two equipment leases in the second quarter of 2013, combined with a decrease in fee income from customer derivatives and lower mutual fund commissions.
Net income for the first six months of 2014 was $80.1 million, an increase of $6.3 million or 9% compared to the same period in 2013.  Diluted earnings per share was $1.81 for the first six months of 2014, an increase of $0.16 or 10% compared to the same period in 2013.  Our higher earnings for the first six months of 2014 were primarily due to the following:

•
Net interest income for the first six months of 2014 was $187.6 million, an increase of $11.7 million or 7% compared to the same period in 2013.  Our net interest margin was 2.87% for the first six months of 2014, an increase of 7 basis points compared to the same period in 2013.  This increase was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio.

•
Net gains on sales of investment securities increased by $4.2 million for the first six months of 2014 compared to the same period in 2013 primarily due to a $4.0 million gain on the sale of 45,500 Visa Class B shares (19,137 Visa Class A equivalents). We also contributed 11,200 Visa Class B shares to the Bank of Hawaii Foundation during the first six months of 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate for the first six months of 2014.

•
Provision for credit losses decreased by $2.2 million for the first six months of 2014 compared to the same period in 2013 primarily due to the previously mentioned $2.2 million negative provision for credit losses recorded in the second quarter of 2014. No provision was recorded for the first six months of 2013.

•
Salaries and benefits expense decreased by $2.0 million or 2% for the first six months of 2014 compared to the same period in 2013 primarily due to a decrease in separation expense combined with lower commissions resulting from the declining refinancing activity.

The impact of these items was partially offset by an $8.4 million or 69% decrease in mortgage banking income for the first six months of 2014 compared to the same period in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Other noninterest income decreased by $2.4 million or 28% for the first six months of 2014 compared to the same period in 2013. This decrease was primarily due to a $1.5 million decrease in gains on sales of leased assets resulting mainly from gains related to the sale of equipment leases in the first six months of 2013, combined with a decrease in fee income from customer derivatives and lower mutual fund commissions.

We continued to maintain a strong balance sheet during the second quarter of 2014, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $113.8 million as of June 30, 2014, a decrease of $1.6 million or 1% from December 31, 2013.  The Allowance represents 1.77% of total loans and leases outstanding as of June 30, 2014 and 1.89% of total loans and leases outstanding as of December 31, 2013. The decrease in the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
We continued to invest excess liquidity in high-grade investment securities.  As of June 30, 2014, the total carrying value of our investment securities portfolio was $6.9 billion, a decrease of $73.9 million or 1% compared to December 31, 2013. During the first six months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae and Freddie Mac, U.S. Treasury notes, and municipal bond holdings.

•
Total deposits were $12.7 billion as of June 30, 2014, an increase of $755.4 million or 6% from December 31, 2013. This increase was primarily due to growth in our commercial deposits and public time deposits. A portion of this increase was due to a few large customer deposits that were made near quarter end.  These deposits were transitory in nature and were withdrawn by these customers soon after quarter end.

•
Total shareholders’ equity was $1.1 billion as of June 30, 2014, an increase of $38.8 million or 4% from December 31, 2013.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2014, we repurchased 467,778 shares of our common stock at a total cost of $27.0 million under our share repurchase program and from employees and/or directors in connection with stock swaps and income tax withholdings related to the vesting of restricted stock. We also paid cash dividends of $40.0 million during the first six months of 2014.

During the second quarter of 2014 and in connection with an FDIC assessment review, the Company revised its capital ratios effectively increasing its capital adequacy dating back to 2010.  The revision related primarily to the amount of accumulated other comprehensive income related to benefit plans.  The Company concluded that the amounts were not material and revised its capital ratios for all periods presented in the second quarter of 2014.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
For the Period:
Operating Results
Net Interest Income	$94,412	$87,340	$187,645	$175,900
Provision for Credit Losses	(2,199)	—	(2,199)	—
Total Noninterest Income	44,481	48,041	89,249	95,819
Total Noninterest Expense	81,082	81,181	164,629	165,568
Net Income	41,490	37,763	80,082	73,743
Basic Earnings Per Share	0.94	0.85	1.81	1.66
Diluted Earnings Per Share	0.94	0.85	1.81	1.65
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.17%	1.12%	1.14%	1.10%
Return on Average Shareholders’ Equity	15.87	14.64	15.51	14.37
Efficiency Ratio [1]	58.38	59.96	59.46	60.93
Net Interest Margin [2]	2.86	2.77	2.87	2.80
Dividend Payout Ratio [3]	47.87	52.94	49.72	54.22
Average Shareholders’ Equity to Average Assets	7.36	7.62	7.36	7.63

Average Balances
Average Loans and Leases	$6,274,595	$5,781,898	$6,189,789	$5,792,641
Average Assets	14,253,384	13,572,329	14,144,273	13,564,885
Average Deposits	12,030,010	11,244,600	11,922,874	11,265,924
Average Shareholders’ Equity	1,048,429	1,034,366	1,040,962	1,034,603

Market Price Per Share of Common Stock
Closing	$58.69	$50.32	$58.69	$50.32
High	61.73	52.17	61.73	52.17
Low	53.45	46.04	53.45	44.88

	June 30, 2014	December 31, 2013
As of Period End:
Balance Sheet Totals
Loans and Leases	$6,426,353	$6,095,387
Total Assets	14,844,505	14,084,280
Total Deposits	12,670,034	11,914,656
Long-Term Debt	173,671	174,706
Total Shareholders’ Equity	1,050,801	1,011,976

Asset Quality
Allowance for Loan and Lease Losses	$113,838	$115,454
Non-Performing Assets	34,389	39,650

Financial Ratios
Allowance to Loans and Leases Outstanding	1.77%	1.89%
Tier 1 Capital Ratio [4]	15.66	16.05
Total Capital Ratio [4]	16.91	17.31
Tier 1 Leverage Ratio [4]	7.20	7.24
Total Shareholders’ Equity to Total Assets	7.08	7.19
Tangible Common Equity to Tangible Assets [5]	6.88	6.98
Tangible Common Equity to Risk-Weighted Assets [4,5]	15.54	15.67

Non-Financial Data
Full-Time Equivalent Employees	2,194	2,196
Branches	74	74
ATMs	457	466

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Financial ratios as of December 31, 2013 were revised to conform to the current period calculation.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate the Company's capital adequacy relative to that of other financial institutions.  Although these Non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  Table 2 provides a reconciliation of these Non-GAAP financial measures with their most closely related GAAP measures.

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2014	December 31, 2013
Total Shareholders’ Equity	$1,050,801	$1,011,976
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,019,284	$980,459

Total Assets	$14,844,505	$14,084,280
Less: Goodwill	31,517	31,517
Tangible Assets	$14,812,988	$14,052,763
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$6,559,897	$6,258,178

Total Shareholders’ Equity to Total Assets	7.08%	7.19%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.88%	6.98%

Tier 1 Capital Ratio [1]	15.66%	16.05%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	15.54%	15.67%
1 Risk-Weighted Assets, Tier 1 Capital Ratio, and Tangible Common Equity to Risk-Weighted Assets as of December 31, 2013 were revised to conform to the current period calculation.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013			June 30, 2014			June 30, 2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.0	$—	0.12%	$4.5	$—	0.06%	$4.8	$—	0.18%	$4.2	$—	0.18%
Funds Sold	308.3	0.2	0.22	168.3	0.1	0.18	289.5	0.3	0.21	162.4	0.1	0.16
Investment Securities
Available-for-Sale	2,226.7	12.7	2.28	3,212.2	17.4	2.17	2,226.5	25.4	2.28	3,266.9	35.6	2.18
Held-to-Maturity	4,756.8	27.8	2.34	3,714.3	19.2	2.07	4,755.5	56.5	2.38	3,646.6	39.1	2.14
Loans Held for Sale	3.6	—	4.33	22.9	0.2	3.87	3.9	0.1	4.52	20.6	0.4	3.90
Loans and Leases [1]
Commercial and Industrial	950.2	8.1	3.42	855.5	7.8	3.65	937.1	15.9	3.42	839.3	15.4	3.70
Commercial Mortgage	1,302.2	12.7	3.91	1,114.8	11.3	4.08	1,276.2	25.4	4.01	1,104.1	22.4	4.09
Construction	103.2	1.2	4.48	107.5	1.2	4.61	100.3	2.2	4.45	111.5	2.7	4.83
Commercial Lease Financing	241.2	1.7	2.80	265.2	1.6	2.36	243.5	3.1	2.56	268.9	3.2	2.38
Residential Mortgage	2,323.5	25.4	4.38	2,252.1	25.5	4.53	2,305.3	49.8	4.32	2,281.7	51.5	4.51
Home Equity	805.9	7.9	3.93	752.9	7.8	4.15	793.9	15.6	3.95	760.4	15.7	4.15
Automobile	280.6	3.7	5.33	225.0	3.1	5.51	272.0	7.2	5.36	219.5	6.0	5.56
Other [2]	267.8	5.1	7.65	208.9	4.3	8.22	261.5	10.1	7.77	207.2	8.5	8.28
Total Loans and Leases	6,274.6	65.8	4.20	5,781.9	62.6	4.34	6,189.8	129.3	4.20	5,792.6	125.4	4.35
Other	74.1	0.3	1.63	78.6	0.3	1.45	75.5	0.6	1.60	78.8	0.5	1.44
Total Earning Assets [3]	13,648.1	106.8	3.13	12,982.7	99.8	3.08	13,545.5	212.2	3.14	12,972.1	201.1	3.11
Cash and Noninterest-Bearing Deposits	138.3			136.8			140.4			139.4
Other Assets	467.0			452.8			458.4			453.4
Total Assets	$14,253.4			$13,572.3			$14,144.3			$13,564.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,359.2	0.2	0.03	$2,106.0	0.2	0.03	$2,342.6	0.4	0.03	$2,083.4	0.3	0.03
Savings	4,540.3	1.0	0.09	4,451.1	1.0	0.09	4,528.0	1.9	0.09	4,429.9	1.9	0.09
Time	1,506.5	1.2	0.33	1,381.4	1.4	0.42	1,440.2	2.5	0.35	1,446.8	3.0	0.42
Total Interest-Bearing Deposits	8,406.0	2.4	0.11	7,938.5	2.6	0.13	8,310.8	4.8	0.12	7,960.1	5.2	0.13
Short-Term Borrowings	9.3	—	0.14	29.4	—	0.12	9.6	—	0.14	43.7	—	0.14
Securities Sold Under Agreements to Repurchase	789.9	6.5	3.24	800.1	6.7	3.34	792.2	12.8	3.23	778.2	13.8	3.52
Long-Term Debt	175.3	0.6	1.49	177.3	0.7	1.52	175.0	1.3	1.46	167.3	1.3	1.57
Total Interest-Bearing Liabilities	9,380.5	9.5	0.40	8,945.3	10.0	0.44	9,287.6	18.9	0.41	8,949.3	20.3	0.45
Net Interest Income		$97.3			$89.8			$193.3			$180.8
Interest Rate Spread			2.73%			2.64%			2.73%			2.66%
Net Interest Margin			2.86%			2.77%			2.87%			2.80%
Noninterest-Bearing Demand Deposits	3,624.0			3,306.1			3,612.1			3,305.8
Other Liabilities	200.5			286.5			203.6			275.2
Shareholders’ Equity	1,048.4			1,034.4			1,041.0			1,034.6
Total Liabilities and Shareholders’ Equity	$14,253.4			$13,572.3			$14,144.3			$13,564.9

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2.9 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $5.7 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2014 Compared to June 30, 2013
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.1	$0.1	$0.2
Investment Securities
Available-for-Sale	(11.8)	1.6	(10.2)
Held-to-Maturity	12.8	4.6	17.4
Loans Held for Sale	(0.4)	0.1	(0.3)
Loans and Leases
Commercial and Industrial	1.7	(1.2)	0.5
Commercial Mortgage	3.4	(0.4)	3.0
Construction	(0.2)	(0.3)	(0.5)
Commercial Lease Financing	(0.3)	0.2	(0.1)
Residential Mortgage	0.5	(2.2)	(1.7)
Home Equity	0.7	(0.8)	(0.1)
Automobile	1.4	(0.2)	1.2
Other [2]	2.1	(0.5)	1.6
Total Loans and Leases	9.3	(5.4)	3.9
Other	—	0.1	0.1
Total Change in Interest Income	10.0	1.1	11.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1
Savings	0.1	(0.1)	—
Time	(0.1)	(0.4)	(0.5)
Total Interest-Bearing Deposits	0.1	(0.5)	(0.4)
Securities Sold Under Agreements to Repurchase	0.1	(1.1)	(1.0)
Long-Term Debt	0.1	(0.1)	—
Total Change in Interest Expense	0.3	(1.7)	(1.4)

Change in Net Interest Income	$9.7	$2.8	$12.5

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $94.4 million in the second quarter of 2014, an increase of $7.1 million or 8% compared to the same period in 2013. On a taxable-equivalent basis, net interest income was $97.3 million in the second quarter of 2014, an increase of $7.5 million or 8% compared to the same period in 2013. Net interest margin was 2.86% for the second quarter of 2014, an increase of nine basis points compared to the same period in 2013. Net interest income was $187.6 million for the first six months of 2014, an increase of $11.7 million or 7% compared to the same period in 2013. On a taxable-equivalent basis, net interest income was $193.3 million for the first six months of 2014, an increase of $12.5 million or 7% compared to the same period in 2013. Net interest margin was 2.87% for first six months of 2014, an increase of seven basis points compared to the same period in 2013. The higher margins in 2014 were primarily due to our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earnings assets compared to the same periods in 2013. In addition, the yields on investment securities have improved due in part to lower premium amortization. Interest rates increased significantly since the early part of the second quarter of 2013. To the extent interest rates remain at these higher levels or increase further, it is possible that our margins may continue to improve. However, any potential increase in our margins will take time to be fully realized.

Yields on our earning assets increased by five basis points in the second quarter of 2014 and by three basis points in the first six months of 2014 compared to the same periods in 2013. Yields on our investment securities portfolio increased by 20 basis points in the second quarter of 2014 and by 19 basis points in the first six months of 2014 compared to the same periods in 2013. These increases were due in part to lower premium amortization. In addition, the year-over-year increase in interest rates enabled us to purchase new securities at higher yields. Yields on our loans and leases decreased by 14 basis points in the second quarter of 2014 and by 15 basis points in the first six months of 2014 compared to the same periods in 2013, with lower yields in nearly every category of loans and leases. Yields on our residential mortgage portfolio decreased by 15 basis points in the second quarter of 2014 and by 19 basis points in the first six months of 2014 compared to the same periods in 2013 primarily due to continued refinancing activity of higher rate mortgage loans. Also contributing to the increase in our net interest margin for the second quarter and for the first six months of 2014 compared to the same periods in 2013 were slightly lower funding costs primarily due to marginally lower rates paid on our time deposits combined with lower rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase decreased by 10 basis points in the second quarter of 2014 and by 29 basis points in the first six months of 2014 compared to the same periods in 2013. During the second and third quarter of 2013, we modified the terms on some of our repurchase agreements with private institutions which involved extending the maturity date and lowering the interest rate.
Average balances of our earning assets increased by $665.4 million or 5% in the second quarter of 2014 and by $573.3 million or 4% in the first six months of 2014 compared to the same periods in 2013. Contributing to the increase in the average balances of our earning assets in 2014 compared to 2013 was the increase in average balances of our loans and leases and funds sold. Average balances of our loans and leases increased by $492.7 million in the second quarter of 2014 and by $397.1 million in the first six months of 2014 compared to the same periods in 2013 primarily due to higher average balances in our commercial mortgage and commercial and industrial loan portfolios. The average balance of our commercial mortgage loan portfolio increased by $187.4 million in the second quarter of 2014 and by $172.1 million in the first six months of 2014 compared to the same periods in 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. The average balance of our commercial and industrial loan portfolio increased by $94.6 million in the second quarter of 2014 and by $97.7 million in the first six months of 2014 compared to the same periods in 2013 primarily due to continued increase in corporate demand for funding from new and existing customers. The average balance of our funds sold increased by $140.0 million in the second quarter of 2014 and by $127.1 million in the first six months of 2014 compared to the same periods in 2013 primarily due to excess liquidity.
Average balances of our interest-bearing liabilities increased by $435.1 million or 5% in the second quarter of 2014 compared to the same period in 2013 primarily due to our successful efforts to grow our premier checking and savings deposit products. The average balance of our public time deposits also increased during the current quarter. Average balances of our interest-bearing liabilities increased by $338.3 million or 4% in the first six months of 2014 compared to the same period in 2013 primarily due to our successful efforts to grow our premier deposit products.

Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a negative provision of $2.2 million in the second quarter of 2014 compared to no Provision in the first quarter of 2014 or in the first six months of 2013. The negative provision was primarily due to a net recovery of loans and leases previously charged off of $1.9 million during the second quarter of 2014, combined with improvements in credit quality, our ongoing assessments of economic conditions and risk, and our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income decreased by $3.6 million or 7% in the second quarter of 2014 and by $6.6 million or 7% for the first six months of 2014 compared to the same periods in 2013.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Trust and Asset Management	$12,005	$12,089	$(84)	$23,857	$23,975	$(118)
Mortgage Banking	1,804	5,820	(4,016)	3,809	12,231	(8,422)
Service Charges on Deposit Accounts	8,638	9,112	(474)	17,516	18,413	(897)
Fees, Exchange, and Other Service Charges	13,370	13,133	237	26,309	25,067	1,242
Investment Securities Gains, Net	2,079	—	2,079	4,239	—	4,239
Insurance	1,930	2,393	(463)	4,053	4,718	(665)
Bank-Owned Life Insurance	1,519	1,335	184	3,121	2,632	489
Other Income	3,136	4,159	(1,023)	6,345	8,783	(2,438)
Total Noninterest Income	$44,481	$48,041	$(3,560)	$89,249	$95,819	$(6,570)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.3 billion as of June 30, 2014, $10.4 billion as of December 31, 2013 and $10.0 billion as of June 30, 2013.  Trust and asset management income remained relatively unchanged in the second quarter of 2014 and for the first six months of 2014 compared to the same periods in 2013.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $4.0 million or 69% in the second quarter of 2014 and by $8.4 million or 69% for the first six months of 2014 compared to the same periods in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.5 million or 5% in the second quarter of 2014 compared to the same period in 2013.  These decreases were primarily due to a $0.3 million decrease in overdraft fees resulting mainly from Company policy changes as well as higher customer deposit balances. In addition, account analysis fees on business checking accounts were slightly lower during the current quarter. Service charges on deposit accounts decreased by $0.9 million or 5% for the first six months of 2014 compared to the same period in 2013. This decrease was primarily due to a $0.6 million decrease in overdraft fees and a $0.2 million decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.2 million or 2% in the second quarter of 2014 compared to the same period in 2013. This increase was primarily due to a $1.1 million increase in commissions and fees related to our credit card business. This increase was partially offset by a $0.9 million decrease in other loan fees comprised mainly of prepayment penalty fees and syndication and administration fees recorded in the second quarter of 2013. Fees, exchange, and other service charges increased by $1.2 million or 5% for the first six months of 2014 compared to the same period in 2013. This increase was primarily due to a $1.5 million increase in commissions and fees related to our credit card business. In addition, debit card income increased by $0.4 million as higher transaction volume resulted in higher interchange fees received. These increases were partially offset by a $0.7 million decrease in other loan fees comprised mainly of prepayment penalty fees and syndication and administration fees recorded in the second quarter of 2013.

Net gains on sales of investment securities totaled $2.1 million in the second quarter of 2014 and $4.2 million for the first six months of 2014. These gains were primarily due to a $2.0 million gain on the sale of 22,000 Visa Class B shares (9,253 Class A equivalents) recorded in the first quarter of 2014 and a $2.0 million gain on the sale of 23,500 Visa Class B shares (9,884 Class A equivalents) recorded in the second quarter of 2014. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares (conversion ratio is currently 0.4206). Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 452,914 Visa Class B shares (190,496 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 5,500 and 5,700 Visa Class B shares to the Bank of Hawaii Foundation in the first and second quarters of 2014, respectively.

Insurance income decreased by $0.5 million or 19% in the second quarter of 2014 compared to the same period in 2013 primarily due to lower sales of our fixed and variable annuity products. Insurance income decreased by $0.7 million or 14% for the first six months of 2014 compared to the same period in 2013 primarily due to lower sales of our variable annuity products. Variable annuity product sales have declined as a result of the Company's implementation of additional due-diligence and business practice enhancements to align with desired risk management and industry-wide regulatory scrutiny regarding the sale of these products.

Bank-owned life insurance increased by $0.2 million or 14% in the second quarter of 2014 and by $0.5 million or 19% for the first six months of 2014 compared to the same periods in 2013.  These increases were primarily due to new policies during the second quarter of 2014 combined with improved yields. In addition, we received a $0.2 million death benefit in the first quarter of 2014.

Other noninterest income decreased by $1.0 million or 25% in the second quarter of 2014 compared to the same period in 2013. This decrease was due in part to a $0.4 million gain on sale of leased assets related to the sale of two equipment leases in the second quarter of 2013. We also recognized an additional $0.2 million in fees during the second quarter of 2013 related to our customer interest rate swap derivative program. In addition, mutual fund commissions decreased by $0.2 million. Other noninterest income decreased by $2.4 million or 28% for the first six months of 2014 compared to the same period in 2013. This decrease was primarily due to a $1.5 million decrease in gains on sales of leased assets resulting mainly from gains related to the sale of equipment leases in the first six months of 2013. In addition, mutual fund commissions decreased by $0.3 million. As mentioned above, we also recognized an additional $0.2 million in fees during the second quarter of 2013 related to our customer interest rate swap derivative program.

Noninterest Expense

Noninterest expense decreased by $0.1 million or less than 1% in the second quarter of 2014 and by $0.9 million or 1% for the first six months of 2014 compared to the same periods in 2013.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Salaries	$28,544	$28,690	$(146)	$56,458	$57,768	$(1,310)
Incentive Compensation	4,359	3,861	498	8,590	7,645	945
Share-Based Compensation	2,271	1,305	966	4,240	2,441	1,799
Commission Expense	1,106	1,983	(877)	2,165	3,764	(1,599)
Retirement and Other Benefits	3,811	3,594	217	8,797	7,962	835
Payroll Taxes	2,179	2,576	(397)	5,747	6,816	(1,069)
Medical, Dental, and Life Insurance	2,724	2,468	256	5,345	5,281	64
Separation Expense	87	864	(777)	636	2,339	(1,703)
Total Salaries and Benefits	45,081	45,341	(260)	91,978	94,016	(2,038)
Net Occupancy	9,254	9,661	(407)	18,671	19,296	(625)
Net Equipment	4,669	4,380	289	9,272	8,957	315
Data Processing	3,842	3,050	792	7,491	6,316	1,175
Professional Fees	2,613	2,391	222	4,873	4,617	256
FDIC Insurance	2,055	1,949	106	4,131	3,898	233
Other Expense:
Delivery and Postage Services	2,247	2,106	141	4,615	4,265	350
Mileage Program Travel	1,422	1,560	(138)	2,821	3,261	(440)
Merchant Transaction and Card Processing Fees	1,135	1,189	(54)	2,244	2,352	(108)
Advertising	1,124	1,281	(157)	2,434	2,625	(191)
Other	7,640	8,273	(633)	16,099	15,965	134
Total Other Expense	13,568	14,409	(841)	28,213	28,468	(255)
Total Noninterest Expense	$81,082	$81,181	$(99)	$164,629	$165,568	$(939)
Salaries and benefits expense decreased by $0.3 million or 1% in the second quarter of 2014 compared to the same period in 2013. Commission expense decreased by $0.9 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. Separation expense also decreased by $0.8 million. These decreases were partially offset by a $1.0 million increase in share-based compensation primarily due to an increase in restricted stock and restricted stock unit grants, while incentive compensation increased by $0.5 million. Salaries and benefits expense decreased by $2.0 million or 2% for the first six months of 2014 compared to the same period in 2013 due in part to a $1.7 million decrease in separation expense. Commission expense decreased by $1.6 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. Salaries decreased by $1.3 million primarily due to lower base salaries (a result of fewer full-time equivalent employees) and overtime, while payroll taxes decreased by $1.1 million primarily due to lower Hawaii state unemployment tax rates. These decreases were partially offset by a $1.8 million increase in share-based compensation primarily due to an increase in restricted stock and restricted stock unit grants, while incentive compensation increased by $0.9 million. Retirement and other benefits increased by $0.8 million primarily due to a one-time credit adjustment recorded in the first quarter of 2013 related to the sale of our retiree life insurance benefit plan combined with an increase in our value sharing provision.

Net occupancy expense decreased by $0.4 million or 4% in the second quarter of 2014 and by $0.6 million or 3% for the first six months of 2014 compared to the same periods in 2013. These decreases were primarily due to lower rental expense combined with higher sublease revenue.

Data processing expense increased by $0.8 million or 26% in the second quarter of 2014 and by $1.2 million or 19% for the first six months of 2014 compared to the same periods in 2013. These increases were primarily due to additional services including security enhancements for our online banking service.

Other noninterest expense decreased by $0.8 million or 6% in the second quarter of 2014 compared to the same period in 2013.
This decrease was primarily due to a $0.5 million increase in our reserve for unfunded commitments in the second quarter of 2013, combined with a $0.4 million decrease in director fees related to the fair value change in their deferred compensation plan. Other noninterest expense decreased by $0.3 million or 1% for the first six months of 2014 compared to the same period in 2013. This decrease was primarily due to a $0.8 million decrease in director fees related to the fair value change in their deferred compensation plan, combined with the aforementioned $0.5 million increase in our reserve for unfunded commitments in the second quarter of 2013. In addition, our credit card mileage program travel expense decreased by $0.4 million. Partially offsetting these decreases was a $0.6 million increase in expenses related to our credit card portfolio and a $0.4 million increase in delivery and postage services. In addition, foreclosed real estate expenses increased by $0.4 million primarily due to gains on disposals recorded during the first six months of 2013.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Provision for Income Taxes	$18,520	$16,437	$34,382	$32,408
Effective Tax Rates	30.86%	30.33%	30.04%	30.53%

The effective tax rate for the second quarter of 2014 was 30.86%, up slightly from 30.33% for the same period in 2013. The effective tax rate in the second quarter of 2013 was favorably impacted by a $1.1 million benefit recorded for the release of reserves due to the closing of a state audit for a prior year.  The effective tax rate for the first six months of 2014 was 30.04%, down slightly from 30.53% for the same period in 2013. The effective tax rate for the first six months of 2014 was favorably impacted by a $1.2 million credit in the first quarter of 2014 for the release of reserves due to a settlement with the State of Hawaii related to prior year tax issues, while the effective tax rate for the first six months of 2013 was favorably impacted by the release of reserves noted above. In general, our effective tax rate has been favorably impacted during the current year due to increases in tax-advantaged investments such as municipal bonds, energy tax credits, and low-income housing credits.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.9 billion as of June 30, 2014, a decrease of $73.9 million or 1% compared to December 31, 2013. As of June 30, 2014, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.5 years.

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

During the first six months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae and Freddie Mac, U.S. Treasury notes, and municipal bond holdings. As of June 30, 2014, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2014, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of June 30, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.0 years.

Gross unrealized gains in our investment securities portfolio were $113.4 million as of June 30, 2014 and $68.5 million as of December 31, 2013.  Gross unrealized losses on our temporarily impaired investment securities were $51.9 million as of June 30, 2014 and $117.6 million as of December 31, 2013.  This decrease in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to market interest rates declining during 2014. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by government agencies, municipal bond holdings, and corporate bonds.

As of June 30, 2014, included in our investment securities at fair value were securities issued by political subdivisions within the State of Hawaii of $578.6 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$988,940	$911,367
Commercial Mortgage	1,345,549	1,247,510
Construction	121,434	107,349
Lease Financing	237,585	262,207
Total Commercial	2,693,508	2,528,433
Consumer
Residential Mortgage	2,355,085	2,282,894
Home Equity	811,180	773,385
Automobile	287,794	255,986
Other [1]	278,786	254,689
Total Consumer	3,732,845	3,566,954
Total Loans and Leases	$6,426,353	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2014 increased by $331.0 million or 5% from December 31, 2013 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of June 30, 2014 increased by $165.1 million or 7% from December 31, 2013.  Commercial and industrial loans increased by $77.6 million or 9% from December 31, 2013 due to an increase in corporate demand for funding from new and existing customers. Commercial mortgage loans increased by $98.0 million or 8% from December 31, 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. Also contributing to the increase in commercial mortgage loans was the transfer of construction loans into the commercial mortgage loan portfolio in the first quarter of 2014. Construction loans increased by $14.1 million or 13% from December 31, 2013 primarily due to increased activity in construction projects such as condominiums and low-income housing. The construction loan increase was partially offset by the aforementioned loans transferred to the commercial mortgage loan portfolio. Lease financing decreased by $24.6 million or 9% from December 31, 2013 primarily due to a lessee exercising its early buy-out option on an aircraft leveraged lease in the first quarter of 2014.

Consumer loans and leases as of June 30, 2014 increased by $165.9 million or 5% from December 31, 2013.  Residential mortgage loans increased by $72.2 million or 3% from December 31, 2013 primarily due to our decision to add more conforming saleable loans to our portfolio, as well as higher levels of non-conforming loan production. Home equity loans increased by $37.8 million or 5% from December 31, 2013 due to paydowns slowing and increased line utilization.  Automobile loans increased by $31.8 million or 12% from December 31, 2013 due to increased customer demand combined with market share gains. Other consumer loans increased by $24.1 million or 9% from December 31, 2013 due to growth in our consumer credit card balances, other revolving credits, and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2014
Commercial
Commercial and Industrial	$865,783	$62,365	$57,450	$1,126	$2,216	$988,940
Commercial Mortgage	1,229,143	25,024	91,382	—	—	1,345,549
Construction	121,434	—	—	—	—	121,434
Lease Financing	45,896	187,591	1,324	—	2,774	237,585
Total Commercial	2,262,256	274,980	150,156	1,126	4,990	2,693,508
Consumer
Residential Mortgage	2,238,441	—	113,309	3,335	—	2,355,085
Home Equity	779,105	4,631	25,729	1,715	—	811,180
Automobile	218,277	703	64,120	4,694	—	287,794
Other [3]	209,045	—	31,199	38,536	6	278,786
Total Consumer	3,444,868	5,334	234,357	48,280	6	3,732,845
Total Loans and Leases	$5,707,124	$280,314	$384,513	$49,406	$4,996	$6,426,353

December 31, 2013
Commercial
Commercial and Industrial	$818,770	$40,596	$48,436	$1,436	$2,129	$911,367
Commercial Mortgage	1,127,772	36,962	82,776	—	—	1,247,510
Construction	97,535	—	9,814	—	—	107,349
Lease Financing	45,627	191,159	3,334	—	22,087	262,207
Total Commercial	2,089,704	268,717	144,360	1,436	24,216	2,528,433
Consumer
Residential Mortgage	2,161,092	—	117,975	3,827	—	2,282,894
Home Equity	744,014	5,389	22,126	1,856	—	773,385
Automobile	192,026	1,442	58,332	4,186	—	255,986
Other [3]	187,107	—	29,402	38,177	3	254,689
Total Consumer	3,284,239	6,831	227,835	48,046	3	3,566,954
Total Loans and Leases	$5,373,943	$275,548	$372,195	$49,482	$24,219	$6,095,387

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

Our Hawaii loan and lease portfolio increased by $333.2 million or 6% from December 31, 2013, reflective of a healthy Hawaii economy. Our portfolio of foreign loans and leases decreased by $19.2 million or 79% from December 31, 2013 primarily due to the previously noted early buy-out of an aircraft leveraged lease.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2014	December 31, 2013
Bank-Owned Life Insurance	$260,403	$223,246
Federal Home Loan Bank and Federal Reserve Bank Stock	71,745	77,159
Derivative Financial Instruments	19,664	21,769
Low-Income Housing and Other Equity Investments	48,674	48,931
Deferred Compensation Plan Assets	17,129	15,535
Prepaid Expenses	8,915	6,098
Accounts Receivable	12,337	13,479
State Tax Deposits	—	6,069
Other	18,069	18,253
Total Other Assets	$456,936	$430,539

Other assets increased by $26.4 million or 6% from December 31, 2013. This increase was primarily due to a $37.2 million increase in bank-owned life insurance from new policies purchased during the second quarter of 2014. This was partially offset by a decrease of $6.1 million in state tax deposits due to the settlement of prior year tax issues and a $5.5 million redemption of our FHLB stock.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2014	December 31, 2013
Consumer	$5,938,123	$5,829,352
Commercial	5,207,026	4,814,076
Public and Other	1,524,885	1,271,228
Total Deposits	$12,670,034	$11,914,656

Total deposits were $12.7 billion as of June 30, 2014, an increase of $755.4 million or 6% from December 31, 2013. This increase was primarily due to a $393.0 million increase in commercial deposits and a $196.8 million increase in public time deposits. A portion of this increase was due to a few large customer deposits that were made near quarter end.  These deposits were transitory in nature and were withdrawn by these customers soon after quarter end. In addition, consumer deposits increased by $108.8 million, mainly reflecting core deposit growth.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2014	December 31, 2013
Money Market	$1,558,686	$1,654,435
Regular Savings	2,966,907	2,905,715
Total Savings Deposits	$4,525,593	$4,560,150

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2014	December 31, 2013
Government Entities	$145,626	$170,049
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$745,626	$770,049

Securities sold under agreements to repurchase as of June 30, 2014 decreased by $24.4 million or 3% from December 31, 2013.  This decrease reflects normal fluctuations in placements by local government entities. As of June 30, 2014, the weighted average maturity was 298 days for our repurchase agreements with government entities and 4.9 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.5 years.  As of June 30, 2014, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.20% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements are accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Long-Term Debt

Long-term debt was $173.7 million as of June 30, 2014, relatively unchanged from December 31, 2013. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016. These advances were primarily for asset/liability management purposes. As of June 30, 2014, our remaining line of credit with the FHLB was $1.2 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Retail Banking	$10,671	$6,896	$17,512	$13,296
Commercial Banking	12,077	10,124	22,715	20,681
Investment Services	2,585	2,969	4,322	5,124
Total	25,333	19,989	44,549	39,101
Treasury and Other	16,157	17,774	35,533	34,642
Consolidated Total	$41,490	$37,763	$80,082	$73,743

Retail Banking

Net income increased by $3.8 million or 55% in the second quarter of 2014 compared to the same period in 2013 primarily due to an increase in net interest income, as well as decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher margins and higher average balances in both the loan and deposit portfolios. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of reduction in mortgage banking production volume as refinancing activity declined. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as our decision to add more conforming saleable loans to our portfolio in 2014 which reduced gains on sales of residential mortgage loans. This decrease was partially offset by higher commission and fee income related to our credit card business.

Net income increased by $4.2 million or 32% for the first six months of 2014 compared to the same period in 2013 primarily due to an increase in net interest income, as well as decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher margins and higher average balances in both the loan and deposit portfolios. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of reduction in mortgage banking production volume as refinancing activity declined. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as the decision to add more conforming saleable loans to the portfolio in 2014 which reduced gains on sales of residential mortgage loans.

Commercial Banking

Net income increased by $2.0 million or 19% in the second quarter of 2014 and by $2.0 million or 10% for the first six months of 2014 compared to the same periods in 2013 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to the higher net recovery of loans and leases in the current period. The decrease in noninterest income was primarily due to lower nonrecurring loan fees and net gains on the sale of leased assets. The increase in noninterest expense was primarily due to higher allocated expenses.

Investment Services

Net income decreased by $0.4 million or 13% in the second quarter of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest income, partially offset by a decrease in the Provision. The decrease in noninterest income was largely due to lower annuity, mutual fund and securities income in the segment’s full service brokerage. The decrease in the Provision was due to the higher net recovery of loans and leases in the current period.

Net income decreased by $0.8 million or 16% for the first six months of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest income, partially offset by a decrease in the Provision. The decrease in noninterest income was primarily due to lower annuity, mutual fund and securities income in the segment’s full service brokerage and partially due to lower termination, distribution, and servicing fees. The decrease in the Provision was due to the higher net recovery of loans in the current period. Increases in operating losses and allocated expenses were offset by a decrease in salaries expense which resulted in total noninterest expense being flat year-over-year.

Treasury and Other
Net income decreased by $1.6 million or 9% in the second quarter of 2014 compared to the same period in 2013 primarily due to a decrease in net interest income and an increase in the Provision, partially offset by an increase in noninterest income.  The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in net interest income was primarily due to higher deposit funding costs partially offset by higher interest income from the investment securities portfolio resulting from higher associated yields. The increase in noninterest income was due to a $2.0 million gain on sale of 23,500 Visa Class B shares (9,884 Class A equivalents).

Net income increased by $0.9 million or 3% for the first six months of 2014 compared to the same period in 2013 primarily due to an increase in noninterest income, partially offset by an increase in the Provision. The increase in noninterest income was due to the aforementioned $2.0 million gain on the sale of Visa Class B shares in the second quarter of 2014 combined with a $2.0 million gain on sale of 22,000 Visa Class B shares (9,253 Class A equivalents) recorded in the first quarter of 2014.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2014, our overall credit risk profile reflects a Hawaii economy which remains strong, with decreasing levels of higher risk loans and leases, non-performing assets, and lower credit losses. The underlying risk profile of our lending portfolio continued to remain stable in the second quarter of 2014.

Although asset quality has improved over the past several years, we remain vigilant in light of uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of June 30, 2014, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

We continue to monitor our loan and lease portfolio to identify higher risk segments.  We also actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to address both anticipated and unforeseen issues.  Risk management activities have included curtailing activities in some higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We perform frequent loan and lease-level risk monitoring and risk rating review which provides opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
(dollars in thousands)	June 30, 2014	December 31, 2013
Residential Land Loans	$10,016	$11,922
Home Equity Loans	11,307	12,594
Air Transportation Leases	24,917	26,152
Total	$46,240	$50,668

As of June 30, 2014, our higher risk loans and leases outstanding decreased by $4.4 million or 9% from December 31, 2013.

Residential land loans consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $10.0 million as of June 30, 2014, of which $8.6 million were related to properties on the neighbor islands. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of June 30, 2014, there was a nominal Allowance associated with our residential land loan portfolio. As of June 30, 2014, $0.8 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $0.9 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $11.3 million or 1% of our total home equity loans outstanding as of June 30, 2014, a decrease of $1.3 million or 10% from December 31, 2013. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of June 30, 2014, there was no specific Allowance associated with our higher risk home equity loans.  These loans had a 90 day past due delinquency ratio of 8% and $0.3 million in gross charge-offs were recorded during the first six months of 2014.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that these risks could place additional pressure on the financial health of air transportation carriers for the foreseeable future. Outstanding credit exposure related to our air transportation leases was $24.9 million as of June 30, 2014, a decrease of $1.2 million or 5% from December 31, 2013. As of  June 30, 2014, included in our commercial leasing portfolio were three leveraged leases on aircraft that were originated in the 1990's. As of June 30, 2014, the Allowance associated with our air transportation leases was $0.5 million, a decrease of $2.1 million from December 31, 2013 due to ongoing assessments of industry conditions. For the first six months of 2014, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2014	December 31, 2013
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$10,437	$11,929
Commercial Mortgage	1,403	2,512
Total Commercial	11,840	14,441
Consumer
Residential Mortgage	15,818	20,264
Home Equity	2,787	1,740
Total Consumer	18,605	22,004
Total Non-Accrual Loans and Leases	30,445	36,445
Foreclosed Real Estate	3,944	3,205
Total Non-Performing Assets	$34,389	$39,650

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$1,173
Total Commercial	—	1,173
Consumer
Residential Mortgage	6,082	4,564
Home Equity	2,505	3,009
Automobile	236	322
Other [1]	844	790
Total Consumer	9,667	8,685
Total Accruing Loans and Leases Past Due 90 Days or More	$9,667	$9,858
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$43,625	$51,123
Total Loans and Leases	$6,426,353	$6,095,387
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.47%	0.60%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.53%	0.65%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.48%	0.61%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.57%	0.68%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.69%	0.81%
Changes in Non-Performing Assets
Balance as of December 31, 2013	$39,650
Additions	5,289
Reductions
Payments	(4,608)
Return to Accrual Status	(2,768)
Sales of Foreclosed Real Estate	(2,519)
Charge-offs/Write-downs	(655)
Total Reductions	(10,550)
Balance as of June 30, 2014	$34,389

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $34.4 million as of June 30, 2014, a decrease of $5.3 million or 13% from December 31, 2013.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.53% as of June 30, 2014 and 0.65% as of December 31, 2013.

Commercial and industrial non-accrual loans decreased by $1.5 million or 13% from December 31, 2013 due to paydowns and the charge off of one loan. As of June 30, 2014, two commercial borrowers comprised 91% of the non-accrual balance in this category.  We have individually evaluated all of our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $1.1 million or 44% from December 31, 2013 due to payments received. One loan was paid-off in the first six months of 2014. We have individually evaluated all four commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $4.4 million or 22% from December 31, 2013 primarily due to $4.8 million in paydowns and $2.0 million returning to accrual status. This decrease was partially offset by $2.4 million in additions.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of June 30, 2014, our residential mortgage non-accrual loans were comprised of 44 loans with a weighted average current LTV ratio of 69%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.7 million or 23% from December 31, 2013.  During the first six months of 2014, eight residential properties were transferred to foreclosed real estate and seven residential properties were sold. As of June 30, 2014, foreclosed real estate was comprised of one commercial property and six Hawaii residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.7 million as of June 30, 2014, a $0.2 million or 2% decrease from December 31, 2013.  This decrease was primarily reflected in our commercial and industrial and home equity portfolios, partially offset by an increase in our residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $65.1 million as of June 30, 2014 and $77.1 million as of December 31, 2013, and had a related Allowance of $12.0 million as of June 30, 2014 and $12.8 million as of December 31, 2013.  This decrease was primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014. As of June 30, 2014, we have recorded charge-offs of $17.4 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$7,661	$11,563
Commercial Mortgage	5,692	12,386
Construction	2,338	1,059
Total Commercial	15,691	25,008
Consumer
Residential Mortgage	31,392	32,339
Home Equity	1,034	795
Automobile	5,094	5,183
Other [1]	487	329
Total Consumer	38,007	38,646
Total	$53,698	$63,654

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $10.0 million or 16% from December 31, 2013. Commercial TDRs decreased primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$120,136	$132,297	$121,521	$134,276
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(749)	(266)	(1,568)	(648)
Lease Financing	(66)	—	(66)	—
Consumer
Residential Mortgage	(323)	(188)	(652)	(1,423)
Home Equity	(553)	(2,016)	(904)	(3,393)
Automobile	(711)	(429)	(1,628)	(1,004)
Other [1]	(1,595)	(1,805)	(3,217)	(3,535)
Total Loans and Leases Charged-Off	(3,997)	(4,704)	(8,035)	(10,003)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	2,132	437	3,052	875
Commercial Mortgage	15	14	29	24
Construction	8	8	13	346
Lease Financing	1	11	3	22
Consumer
Residential Mortgage	2,335	634	2,607	1,422
Home Equity	351	335	902	1,083
Automobile	343	456	788	917
Other [1]	723	506	1,224	1,032
Total Recoveries on Loans and Leases Previously Charged-Off	5,908	2,401	8,618	5,721
Net Loans and Leases Recovered (Charged-Off)	1,911	(2,303)	583	(4,282)
Provision for Credit Losses	(2,199)	—	(2,199)	—
Provision for Unfunded Commitments	(123)	500	(180)	500
Balance at End of Period [2]	$119,725	$130,494	$119,725	$130,494

Components
Allowance for Loan and Lease Losses	$113,838	$124,575	$113,838	$124,575
Reserve for Unfunded Commitments	5,887	5,919	5,887	5,919
Total Reserve for Credit Losses	$119,725	$130,494	$119,725	$130,494

Average Loans and Leases Outstanding	$6,274,595	$5,781,898	$6,189,789	$5,792,641

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	(0.12)%	0.16%	(0.02)%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.77%	2.13%	1.77%	2.13%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2014, the Allowance was $113.8 million or 1.77% of total loans and leases outstanding, compared with an Allowance of $115.5 million or 1.89% of total loans and leases outstanding as of December 31, 2013.  The decrease in the Allowance was commensurate with the Company's stable credit risk profile and a strong Hawaii economy.

Net recoveries on loans and leases were $1.9 million or 0.12% of total average loans and leases, on an annualized basis, in the second quarter of 2014 compared to net charge-offs of $2.3 million or 0.16% of total average loans and leases, on an annualized basis, in the second quarter of 2013. This increase in net recoveries was primarily due to recoveries related to one commercial and industrial loan and three residential mortgage loans during the second quarter of 2014.  Net recoveries on loans and leases were $0.6 million or 0.02% of total average loans and leases, on an annualized basis, in the first six months of 2014 compared to net charge-offs of $4.3 million or 0.15% of total average loans and leases, on an annualized basis, in the first six months of 2013. Net recoveries in our commercial portfolios were $1.5 million in the first six months of 2014 compared to $0.6 million for the same period in 2013, while net charge-offs in our consumer portfolios were $0.9 million for the first six months of 2014 compared to $4.9 million for the same period in 2013. These favorable variances were primarily due to the aforementioned recoveries related to one commercial and industrial loan and three residential mortgage loans during the second quarter of 2014.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2014, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of June 30, 2014, a decrease of $0.2 million from December 31, 2013. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2014 and December 31, 2013, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2014, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2014 was slightly more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2013.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2014 [1]		December 31, 2013
Gradual Change in Interest Rates (basis points)
+200	$4,334	1.1%	$2,580	0.7%
+100	1,935	0.5%	1,000	0.3%
-100	(4,944)	-1.3%	(4,086)	-1.1%

Immediate Change in Interest Rates (basis points)
+200	$13,531	3.6%	$11,113	2.9%
+100	6,502	1.7%	4,874	1.3%
-100	(18,311)	-4.8%	(15,014)	-4.0%
1 For purposes of this analysis, Funds Sold and Deposit balances as of June 30, 2014 were adjusted to exclude the effects of a few large customer deposits that were made near quarter end.  These deposits were transitory in nature and were withdrawn by these customers soon after quarter end.  We believe that the exclusion of these deposits from this analysis better reflects our net interest income sensitivity profile as of June 30, 2014.
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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of June 30, 2014, investment securities with a carrying value of $54.6 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2014, we could have borrowed an additional $1.2 billion from the FHLB and an additional $696.0 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first six months of 2014.  As of June 30, 2014, cash and cash equivalents were $942.8 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $12.7 billion.  As of June 30, 2014, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of June 30, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.0 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2014 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2014, shareholders' equity was $1.1 billion, an increase of $38.8 million or 4% from December 31, 2013. Earnings for the first six months of 2014 of $80.1 million, common stock issuances of $6.8 million, shared-based compensation of $3.8 million and other comprehensive income of $15.2 million were partially offset by cash dividends paid of $40.0 million, and common stock repurchased of $27.0 million. In the first six months of 2014, included in the amount of common stock repurchased were 434,865 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $57.45 and a total cost of $25.0 million. From the beginning of our share repurchase program in July 2001 through June 30, 2014, we repurchased a total of 51.4 million shares of common stock and returned a total of $1.89 billion to our shareholders at an average cost of $36.72 per share. As of June 30, 2014, remaining buyback authority under our share repurchase program was $9.0 million of the total $1.9 billion repurchase amount authorized by our Board of Directors. In July 2014, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This authorization, combined with the previously announced authorizations of $1.9 billion, brings the total repurchase authority to $2.0 billion. From July 1, 2014 through July 25, 2014, the Parent repurchased an additional 43,000 shares of common stock at an average cost of $57.45 per share for a total of $2.5 million.  Remaining buyback authority under our share repurchase program was $106.5 million as of July 25, 2014.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2014, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2014 to shareholders of record at the close of business on August 29, 2014.

During the second quarter of 2014 and in connection with an FDIC assessment review, the Company revised its capital ratios effectively increasing its capital adequacy dating back to 2010.  The revision related primarily to the amount of accumulated other comprehensive income related to benefit plans.  The Company concluded that the amounts were not material and revised its capital ratios for all periods presented in the second quarter of 2014.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of June 30, 2014 and December 31, 2013.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2014	December 31, 2013
	Regulatory Capital
	Shareholders’ Equity	$1,050,801	$1,011,976
Less:	Goodwill	31,517	31,517
	Defined Benefit Plan Adjustments	(22,082)	(22,394)
	Net Unrealized Gains (Losses) on Investment Securities	13,991	(1,300)
	Other	380	(137)
	Tier 1 Capital	1,026,995	1,004,290
	Allowable Reserve for Credit Losses	82,464	78,762
	Total Regulatory Capital [1]	$1,109,459	$1,083,052

	Risk-Weighted Assets [1]	$6,559,897	$6,258,178

	Key Regulatory Capital Ratios [1]
	Tier 1 Capital Ratio	15.66%	16.05%
	Total Capital Ratio	16.91	17.31
	Tier 1 Leverage Ratio	7.20	7.24

[1]	Total Regulatory Capital, Risk-Weighted Assets, and Regulatory Capital Ratios as of December 31, 2013 were revised to conform to the current period calculation.

Regulatory Initiatives Affecting the Banking Industry

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5% , raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules. The final rules approved by the FRB and the FDIC in July 2013 and April 2014, respectively, did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework. Management will continue to monitor the developments related to these proposals and their potential impact to the Company's liquidity requirements.

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

We continuously strive to strengthen our system of internal controls to improve the oversight of operational risk.  While our internal controls have been designed to minimize operational risks, there is no assurance that business disruption or operational losses will not occur.  On an ongoing basis, management reassesses operational risks, implements appropriate process changes, and invests in enhancements to our systems of internal controls.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2014 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2014	84,552	$57.70	78,000	$16,976,252
May 1 - 31, 2014	105,790	55.47	104,838	11,163,957
June 1 - 30, 2014	37,500	57.82	37,500	8,995,648
Total	227,842	$56.68	220,338

[1]
During the second quarter of 2014, 7,504 shares were purchased from employees and/or directors in connection with stock swaps, shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of June 30, 2014, $9.0 million remained of the total $1.9 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program.  In July 2014, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This authorization, combined with the previously announced authorizations of $1.9 billion, brings the total repurchase authority to $2.0 billion. As of July 25, 2014, remaining buyback authority under our share repurchase program was $106.5 million. The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 28, 2014		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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