Form 10-Q
period 2014-09-30
BANK OF HAWAII CORP
filed 2014-10-27
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

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
Yes ☐  No ☒

As of October 21, 2014, there were 43,875,556 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest Income
Interest and Fees on Loans and Leases	$68,089	$63,918	$197,433	$189,467
Income on Investment Securities
Available-for-Sale	10,286	12,038	31,743	42,962
Held-to-Maturity	26,067	24,137	80,894	63,180
Deposits	3	3	7	7
Funds Sold	176	177	481	310
Other	302	301	906	870
Total Interest Income	104,923	100,574	311,464	296,796
Interest Expense
Deposits	2,391	2,500	7,142	7,725
Securities Sold Under Agreements to Repurchase	6,523	6,551	19,385	20,307
Funds Purchased	3	4	10	36
Long-Term Debt	627	632	1,903	1,941
Total Interest Expense	9,544	9,687	28,440	30,009
Net Interest Income	95,379	90,887	283,024	266,787
Provision for Credit Losses	(2,665)	—	(4,864)	—
Net Interest Income After Provision for Credit Losses	98,044	90,887	287,888	266,787
Noninterest Income
Trust and Asset Management	11,716	11,717	35,573	35,692
Mortgage Banking	1,646	4,132	5,455	16,363
Service Charges on Deposit Accounts	9,095	9,385	26,611	27,798
Fees, Exchange, and Other Service Charges	13,390	12,732	39,699	37,799
Investment Securities Gains, Net	1,858	—	6,097	—
Insurance	2,348	2,177	6,401	6,895
Bank-Owned Life Insurance	1,644	1,365	4,765	3,997
Other	3,253	3,618	9,598	12,401
Total Noninterest Income	44,950	45,126	134,199	140,945
Noninterest Expense
Salaries and Benefits	45,530	46,552	137,508	140,568
Net Occupancy	9,334	9,847	28,005	29,143
Net Equipment	4,473	4,572	13,745	13,529
Data Processing	3,665	3,697	11,156	10,013
Professional Fees	1,835	2,119	6,708	6,736
FDIC Insurance	1,750	1,913	5,881	5,811
Other	14,443	14,277	42,656	42,745
Total Noninterest Expense	81,030	82,977	245,659	248,545
Income Before Provision for Income Taxes	61,964	53,036	176,428	159,187
Provision for Income Taxes	20,195	15,332	54,577	47,740
Net Income	$41,769	$37,704	$121,851	$111,447
Basic Earnings Per Share	$0.95	$0.85	$2.77	$2.51
Diluted Earnings Per Share	$0.95	$0.85	$2.75	$2.50
Dividends Declared Per Share	$0.45	$0.45	$1.35	$1.35
Basic Weighted Average Shares	43,859,396	44,267,356	44,034,047	44,433,967
Diluted Weighted Average Shares	44,088,553	44,479,472	44,250,033	44,588,777

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net Income	$41,769	$37,704	$121,851	$111,447
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	403	(6,986)	15,291	(63,199)
Defined Benefit Plans	157	202	469	481
Total Other Comprehensive Income (Loss)	560	(6,784)	15,760	(62,718)
Comprehensive Income	$42,329	$30,920	$137,611	$48,729

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013
Assets
Interest-Bearing Deposits	$3,883	$3,617
Funds Sold	377,303	271,414
Investment Securities
Available-for-Sale	2,220,913	2,243,697
Held-to-Maturity (Fair Value of $4,576,396 and $4,697,587)	4,557,614	4,744,519
Loans Held for Sale	2,382	6,435
Loans and Leases	6,606,350	6,095,387
Allowance for Loan and Lease Losses	(110,362)	(115,454)
Net Loans and Leases	6,495,988	5,979,933
Total Earning Assets	13,658,083	13,249,615
Cash and Noninterest-Bearing Deposits	172,386	188,715
Premises and Equipment	107,560	108,636
Accrued Interest Receivable	46,641	43,930
Foreclosed Real Estate	3,562	3,205
Mortgage Servicing Rights	25,559	28,123
Goodwill	31,517	31,517
Other Assets	464,858	430,539
Total Assets	$14,510,166	$14,084,280

Liabilities
Deposits
Noninterest-Bearing Demand	$3,824,544	$3,681,128
Interest-Bearing Demand	2,369,434	2,355,608
Savings	4,738,364	4,560,150
Time	1,429,099	1,317,770
Total Deposits	12,361,441	11,914,656
Funds Purchased	8,459	9,982
Securities Sold Under Agreements to Repurchase	700,203	770,049
Long-Term Debt	173,926	174,706
Retirement Benefits Payable	35,152	34,965
Accrued Interest Payable	6,086	4,871
Taxes Payable and Deferred Taxes	42,468	34,907
Other Liabilities	125,018	128,168
Total Liabilities	13,452,753	13,072,304
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2014 - 57,633,855 / 43,993,729 and December 31, 2013 - 57,480,846 / 44,490,385)	573	572
Capital Surplus	529,530	522,505
Accumulated Other Comprehensive Loss	(16,063)	(31,823)
Retained Earnings	1,213,339	1,151,754
Treasury Stock, at Cost (Shares: September 30, 2014 - 13,640,126 and December 31, 2013 - 12,990,461)	(669,966)	(631,032)
Total Shareholders’ Equity	1,057,413	1,011,976
Total Liabilities and Shareholders’ Equity	$14,510,166	$14,084,280
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	121,851	—	121,851
Other Comprehensive Income	—	—	—	15,760	—	—	15,760
Share-Based Compensation	—	—	5,831	—	—	—	5,831
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	314,579	1	1,194	—	(318)	7,976	8,853
Common Stock Repurchased	(811,235)	—	—	—	—	(46,910)	(46,910)
Cash Dividends Declared ($1.35 per share)	—	—	—	—	(59,948)	—	(59,948)
Balance as of September 30, 2014	43,993,729	$573	$529,530	$(16,063)	$1,213,339	$(669,966)	$1,057,413

Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	111,447	—	111,447
Other Comprehensive Loss	—	—	—	(62,718)	—	—	(62,718)
Share-Based Compensation	—	—	4,226	—	—	—	4,226
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	444,951	1	665	—	(2,458)	13,521	11,729
Common Stock Repurchased	(660,539)	—	—	—	—	(33,193)	(33,193)
Cash Dividends Declared ($1.35 per share)	—	—	—	—	(60,470)	—	(60,470)
Balance as of September 30, 2013	44,539,247	$572	$520,510	$(33,510)	$1,132,996	$(627,882)	$992,686
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
Operating Activities
Net Income	$121,851	$111,447
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(4,864)	—
Depreciation and Amortization	9,280	9,068
Amortization of Deferred Loan and Lease Fees	(1,341)	(2,756)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	37,592	45,609
Share-Based Compensation	5,831	4,226
Benefit Plan Contributions	(1,229)	(949)
Deferred Income Taxes	(8,522)	(8,762)
Net Gains on Sales of Loans and Leases	(2,285)	(17,604)
Net Gains on Sales of Investment Securities	(6,097)	—
Proceeds from Sales of Loans Held for Sale	64,545	594,735
Originations of Loans Held for Sale	(58,448)	(577,055)
Tax Benefits from Share-Based Compensation	(435)	(592)
Net Change in Other Assets and Other Liabilities	(22,210)	11,700
Net Cash Provided by Operating Activities	133,668	169,067

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	251,633	794,899
Proceeds from Sales	14,609	—
Purchases	(230,007)	(403,373)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	586,037	804,440
Purchases	(418,825)	(1,293,784)
Net Change in Loans and Leases	(516,395)	(159,403)
Premises and Equipment, Net	(8,204)	(9,244)
Net Cash Used in Investing Activities	(321,152)	(266,465)

Financing Activities
Net Change in Deposits	446,785	78,652
Net Change in Short-Term Borrowings	(71,369)	86,979
Proceeds from Long-Term Debt	—	50,000
Tax Benefits from Share-Based Compensation	435	592
Proceeds from Issuance of Common Stock	8,317	11,193
Repurchase of Common Stock	(46,910)	(33,193)
Cash Dividends Paid	(59,948)	(60,470)
Net Cash Provided by Financing Activities	277,310	133,753

Net Change in Cash and Cash Equivalents	89,826	36,355
Cash and Cash Equivalents at Beginning of Period	463,746	352,861
Cash and Cash Equivalents at End of Period	$553,572	$389,216
Supplemental Information
Cash Paid for Interest	$26,726	$28,163
Cash Paid for Income Taxes	46,369	54,644
Non-Cash Investing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	—	579,888
Transfer from Loans to Foreclosed Real Estate	3,377	3,829

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of September 30, 2014, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of September 30, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$341,116	$6,400	$(106)	$347,410
Debt Securities Issued by States and Political Subdivisions	711,253	21,568	(1,695)	731,126
Debt Securities Issued by Corporations	298,333	717	(5,972)	293,078
Mortgage-Backed Securities:
Residential - Government Agencies	493,031	12,351	(1,284)	504,098
Residential - U.S. Government-Sponsored Enterprises	157,672	1,449	(128)	158,993
Commercial - Government Agencies	195,589	—	(9,381)	186,208
Total Mortgage-Backed Securities	846,292	13,800	(10,793)	849,299
Total	$2,196,994	$42,485	$(18,566)	$2,220,913
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,619	$1,918	$(2,578)	$497,959
Debt Securities Issued by States and Political Subdivisions	250,439	16,738	—	267,177
Debt Securities Issued by Corporations	170,487	169	(3,207)	167,449
Mortgage-Backed Securities:
Residential - Government Agencies	3,034,148	44,125	(32,699)	3,045,574
Residential - U.S. Government-Sponsored Enterprises	284,683	1,507	(448)	285,742
Commercial - Government Agencies	319,238	69	(6,812)	312,495
Total Mortgage-Backed Securities	3,638,069	45,701	(39,959)	3,643,811
Total	$4,557,614	$64,526	$(45,744)	$4,576,396

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2014.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$19,928	$20,091
Due After One Year Through Five Years	287,496	292,869
Due After Five Years Through Ten Years	653,258	657,028
Due After Ten Years	108,982	115,734
	1,069,664	1,085,722

Debt Securities Issued by Government Agencies	281,038	285,892
Mortgage-Backed Securities:
Residential - Government Agencies	493,031	504,098
Residential - U.S. Government-Sponsored Enterprises	157,672	158,993
Commercial - Government Agencies	195,589	186,208
Total Mortgage-Backed Securities	846,292	849,299
Total	$2,196,994	$2,220,913

Held-to-Maturity:
Due in One Year or Less	$89,643	$91,049
Due After One Year Through Five Years	408,976	406,911
Due After Five Years Through Ten Years	198,123	204,053
Due After Ten Years	222,803	230,572
	919,545	932,585
Mortgage-Backed Securities:
Residential - Government Agencies	3,034,148	3,045,574
Residential - U.S. Government-Sponsored Enterprises	284,683	285,742
Commercial - Government Agencies	319,238	312,495
Total Mortgage-Backed Securities	3,638,069	3,643,811
Total	$4,557,614	$4,576,396

Investment securities with carrying values of $2.7 billion and $2.6 billion as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2014 and 2013. There were no sales of investment securities for the three and nine months ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Gross Gains on Sales of Investment Securities	$1,858	$—	$6,097	$—
Gross Losses on Sales of Investment Securities	—	—	—	—
Net Gains on Sales of Investment Securities	$1,858	$—	$6,097	$—

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$615	$(1)	$14,066	$(105)	$14,681	$(106)
Debt Securities Issued by States and Political Subdivisions	37,690	(60)	124,512	(1,635)	162,202	(1,695)
Debt Securities Issued by Corporations	49,084	(916)	203,105	(5,056)	252,189	(5,972)
Mortgage-Backed Securities:
Residential - Government Agencies	225	(1)	13,048	(1,283)	13,273	(1,284)
Residential - U.S. Government-Sponsored Enterprises	89,409	(128)	—	—	89,409	(128)
Commercial - Government Agencies	—	—	186,208	(9,381)	186,208	(9,381)
Total Mortgage-Backed Securities	89,634	(129)	199,256	(10,664)	288,890	(10,793)
Total	$177,023	$(1,106)	$540,939	$(17,460)	$717,962	$(18,566)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$163,211	$(786)	$163,959	$(1,792)	$327,170	$(2,578)
Debt Securities Issued by Corporations	52,015	(264)	79,589	(2,943)	131,604	(3,207)
Mortgage-Backed Securities:
Residential - Government Agencies	317,928	(2,379)	938,218	(30,320)	1,256,146	(32,699)
Residential - U.S. Government-Sponsored Enterprises	182,312	(448)	—	—	182,312	(448)
Commercial - Government Agencies	89,680	(614)	217,580	(6,198)	307,260	(6,812)
Total Mortgage-Backed Securities	589,920	(3,441)	1,155,798	(36,518)	1,745,718	(39,959)
Total	$805,146	$(4,491)	$1,399,346	$(41,253)	$2,204,492	$(45,744)

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$26,181	$(225)	$2,117	$(9)	$28,298	$(234)
Debt Securities Issued by States and Political Subdivisions	415,718	(10,934)	42,607	(2,521)	458,325	(13,455)
Debt Securities Issued by Corporations	200,364	(7,836)	—	—	200,364	(7,836)
Mortgage-Backed Securities:
Residential - Government Agencies	76,744	(781)	10,027	(1,068)	86,771	(1,849)
Commercial - Government Agencies	164,478	(7,935)	45,175	(2,271)	209,653	(10,206)
Total Mortgage-Backed Securities	241,222	(8,716)	55,202	(3,339)	296,424	(12,055)
Total	$883,485	$(27,711)	$99,926	$(5,869)	$983,411	$(33,580)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$271,469	$(3,667)	$—	$—	$271,469	$(3,667)
Debt Securities Issued by States and Political Subdivisions	52,026	(133)	—	—	52,026	(133)
Debt Securities Issued by Corporations	163,736	(4,278)	20,736	(1,430)	184,472	(5,708)
Mortgage-Backed Securities:
Residential - Government Agencies	1,767,086	(54,067)	190,939	(12,505)	1,958,025	(66,572)
Commercial - Government Agencies	224,277	(4,753)	90,167	(3,170)	314,444	(7,923)
Total Mortgage-Backed Securities	1,991,363	(58,820)	281,106	(15,675)	2,272,469	(74,495)
Total	$2,478,594	$(66,898)	$301,842	$(17,105)	$2,780,436	$(84,003)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2014, which were comprised of 202 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2014 and December 31, 2013, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Taxable	$31,053	$31,552	$96,796	$92,806
Non-Taxable	5,300	4,623	15,841	13,336
Total Interest Income from Investment Securities	$36,353	$36,175	$112,637	$106,142

As of September 30, 2014, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $583.8 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of September 30, 2014, the carrying value of the Company’s Federal Home Loan Bank of Seattle ("FHLB Seattle") and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Federal Home Loan Bank Stock	$49,775	$58,021
Federal Reserve Bank Stock	19,299	19,138
Total	$69,074	$77,159

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

In September 2014, the FHLB Seattle and the Federal Home Loan Bank of Des Moines announced that they have entered into a definitive agreement to merge the two Banks. The merger agreement has been unanimously approved by the boards of directors of both Banks. The closing of the merger is subject to certain closing conditions, including approval by the Federal Housing Finance Agency and ratification by the member-owners of both Banks.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of September 30, 2014, the conversion ratio was 0.4121.

During the third quarter of 2014, the Company recorded a $1.9 million net gain on the sale of 23,000 Visa Class B shares. For the first nine months of 2014, the Company recorded a $5.8 million net gain on the sale of 68,500 Visa Class B shares.

Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 424,214 Class B shares (174,819 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$991,157	$911,367
Commercial Mortgage	1,373,289	1,247,510
Construction	132,097	107,349
Lease Financing	232,381	262,207
Total Commercial	2,728,924	2,528,433
Consumer
Residential Mortgage	2,444,989	2,282,894
Home Equity	838,206	773,385
Automobile	306,003	255,986
Other [1]	288,228	254,689
Total Consumer	3,877,426	3,566,954
Total Loans and Leases	$6,606,350	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $0.3 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $8.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2014 and 2013.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2014 and 2013.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,886	$41,952	$113,838
Loans and Leases Charged-Off	(229)	(3,432)	(3,661)
Recoveries on Loans and Leases Previously Charged-Off	1,202	1,648	2,850
Net Loans and Leases Recovered (Charged-Off)	973	(1,784)	(811)
Provision for Credit Losses	(6,619)	3,954	(2,665)
Balance at End of Period	$66,240	$44,122	$110,362
Nine Months Ended September 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(1,863)	(9,833)	(11,696)
Recoveries on Loans and Leases Previously Charged-Off	4,299	7,169	11,468
Net Loans and Leases Recovered (Charged-Off)	2,436	(2,664)	(228)
Provision for Credit Losses	(7,642)	2,778	(4,864)
Balance at End of Period	$66,240	$44,122	$110,362
As of September 30, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,449	$3,653	$6,102
Collectively Evaluated for Impairment	63,791	40,469	104,260
Total	$66,240	$44,122	$110,362
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$26,061	$39,886	$65,947
Collectively Evaluated for Impairment	2,702,863	3,837,540	6,540,403
Total	$2,728,924	$3,877,426	$6,606,350

Three Months Ended September 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$70,197	$54,378	$124,575
Loans and Leases Charged-Off	(623)	(4,051)	(4,674)
Recoveries on Loans and Leases Previously Charged-Off	1,039	2,740	3,779
Net Loans and Leases Recovered (Charged-Off)	416	(1,311)	(895)
Provision for Credit Losses	4,393	(4,393)	—
Balance at End of Period	$75,006	$48,674	$123,680
Nine Months Ended September 30, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(1,271)	(13,406)	(14,677)
Recoveries on Loans and Leases Previously Charged-Off	2,306	7,194	9,500
Net Loans and Leases Recovered (Charged-Off)	1,035	(6,212)	(5,177)
Provision for Credit Losses	1,267	(1,267)	—
Balance at End of Period	$75,006	$48,674	$123,680
As of September 30, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,029	$3,472	$11,501
Collectively Evaluated for Impairment	66,977	45,202	112,179
Total	$75,006	$48,674	$123,680
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$35,149	$36,557	$71,706
Collectively Evaluated for Impairment	2,443,341	3,491,595	5,934,936
Total	$2,478,490	$3,528,152	$6,006,642

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$943,401	$1,299,766	$130,267	$231,919	$2,605,353
Special Mention	14,150	34,944	—	21	49,115
Classified	33,606	38,579	1,830	441	74,456
Total	$991,157	$1,373,289	$132,097	$232,381	$2,728,924

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,427,506	$833,987	$305,391	$287,587	$3,854,471
Classified	17,483	4,219	612	641	22,955
Total	$2,444,989	$838,206	$306,003	$288,228	$3,877,426
Total Recorded Investment in Loans and Leases					$6,606,350

	December 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$867,813	$1,176,941	$104,377	$261,486	$2,410,617
Special Mention	5,854	24,587	—	31	30,472
Classified	37,700	45,982	2,972	690	87,344
Total	$911,367	$1,247,510	$107,349	$262,207	$2,528,433

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,261,891	$769,051	$255,664	$253,910	$3,540,516
Classified	21,003	4,334	322	779	26,438
Total	$2,282,894	$773,385	$255,986	$254,689	$3,566,954
Total Recorded Investment in Loans and Leases					$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2014
Commercial
Commercial and Industrial	$997	$775	$14	$8,952	$10,738	$980,419	$991,157	$3,061
Commercial Mortgage	—	382	—	1,366	1,748	1,371,541	1,373,289	—
Construction	—	—	—	—	—	132,097	132,097	—
Lease Financing	—	—	—	—	—	232,381	232,381	—
Total Commercial	997	1,157	14	10,318	12,486	2,716,438	2,728,924	3,061
Consumer
Residential Mortgage	5,338	1,391	4,819	16,756	28,304	2,416,685	2,444,989	3,433
Home Equity	3,669	2,282	2,816	2,671	11,438	826,768	838,206	333
Automobile	6,476	1,085	612	—	8,173	297,830	306,003	—
Other [1]	2,285	1,412	842	—	4,539	283,689	288,228	—
Total Consumer	17,768	6,170	9,089	19,427	52,454	3,824,972	3,877,426	3,766
Total	$18,765	$7,327	$9,103	$29,745	$64,940	$6,541,410	$6,606,350	$6,827

As of December 31, 2013
Commercial
Commercial and Industrial	$1,701	$1,962	$1,173	$11,929	$16,765	$894,602	$911,367	$3,603
Commercial Mortgage	932	—	—	2,512	3,444	1,244,066	1,247,510	778
Construction	—	—	—	—	—	107,349	107,349	—
Lease Financing	—	—	—	—	—	262,207	262,207	—
Total Commercial	2,633	1,962	1,173	14,441	20,209	2,508,224	2,528,433	4,381
Consumer
Residential Mortgage	6,984	4,746	4,564	20,264	36,558	2,246,336	2,282,894	5,883
Home Equity	3,926	2,867	3,009	1,740	11,542	761,843	773,385	265
Automobile	4,688	971	322	—	5,981	250,005	255,986	—
Other [1]	2,426	5,295	790	—	8,511	246,178	254,689	—
Total Consumer	18,024	13,879	8,685	22,004	62,592	3,504,362	3,566,954	6,148
Total	$20,657	$15,841	$9,858	$36,445	$82,801	$6,012,586	$6,095,387	$10,529

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,811	$16,061	$—
Commercial Mortgage	6,997	6,997	—
Construction	1,710	1,710	—
Total Commercial	19,518	24,768	—
Total Impaired Loans with No Related Allowance Recorded	$19,518	$24,768	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,543	$13,143	$2,449
Total Commercial	6,543	13,143	2,449
Consumer
Residential Mortgage	32,586	38,220	3,539
Home Equity	1,022	1,022	18
Automobile	5,596	5,596	73
Other [1]	682	682	23
Total Consumer	39,886	45,520	3,653
Total Impaired Loans with an Allowance Recorded	$46,429	$58,663	$6,102

Impaired Loans:
Commercial	$26,061	$37,911	$2,449
Consumer	39,886	45,520	3,653
Total Impaired Loans	$65,947	$83,431	$6,102

December 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,709	$17,967	$—
Commercial Mortgage	14,898	14,898	—
Construction	1,059	1,064	—
Total Commercial	28,666	33,929	—
Total Impaired Loans with No Related Allowance Recorded	$28,666	$33,929	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,803	$16,403	$9,054
Total Commercial	9,803	16,403	9,054
Consumer
Residential Mortgage	32,338	38,420	3,619
Home Equity	796	796	13
Automobile	5,183	5,183	77
Other [1]	329	329	13
Total Consumer	38,646	44,728	3,722
Total Impaired Loans with an Allowance Recorded	$48,449	$61,131	$12,776

Impaired Loans:
Commercial	$38,469	$50,332	$9,054
Consumer	38,646	44,728	3,722
Total Impaired Loans	$77,115	$95,060	$12,776
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,161	$96	$9,796	$53
Commercial Mortgage	7,046	56	8,075	54
Construction	2,024	28	532	11
Total Commercial	19,231	180	18,403	118
Consumer
Other [1]	9	—	—	—
Total Consumer	9	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$19,240	$180	$18,403	$118

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,345	$25	$9,178	$28
Commercial Mortgage	—	—	24	—
Total Commercial	7,345	25	9,202	28
Consumer
Residential Mortgage	31,989	269	31,390	234
Home Equity	1,029	13	—	—
Automobile	5,345	114	5,015	117
Other [1]	576	12	252	3
Total Consumer	38,939	408	36,657	354
Total Impaired Loans with an Allowance Recorded	$46,284	$433	$45,859	$382

Impaired Loans:
Commercial	$26,576	$205	$27,605	$146
Consumer	38,948	408	36,657	354
Total Impaired Loans	$65,524	$613	$64,262	$500

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,518	$254	$8,506	$53
Commercial Mortgage	9,041	167	5,743	54
Construction	1,540	66	474	11
Total Commercial	22,099	487	14,723	118
Consumer
Other [1]	7	—	—	—
Total Consumer	7	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$22,106	$487	$14,723	$118

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,260	$80	$5,593	$150
Commercial Mortgage	—	—	40	51
Total Commercial	8,260	80	5,633	201
Consumer
Residential Mortgage	31,915	749	31,314	554
Home Equity	952	27	—	—
Automobile	5,235	327	5,241	375
Other [1]	471	30	266	9
Total Consumer	38,573	1,133	36,821	938
Total Impaired Loans with an Allowance Recorded	$46,833	$1,213	$42,454	$1,139

Impaired Loans:
Commercial	$30,359	$567	$20,356	$319
Consumer	38,580	1,133	36,821	938
Total Impaired Loans	$68,939	$1,700	$57,177	$1,257

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2014 and 2013, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $56.1 million and $63.7 million as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, there were $0.1 million and $1.9 million, respectively, of available commitments under revolving credit lines that have been modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2014 and 2013.

	Loans Modified as a TDR for the Three Months Ended September 30, 2014			Loans Modified as a TDR for the Three Months Ended September 30, 2013
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	4	$1,203	$155	18	$2,207	$1
Construction	—	—	—	1	1,064	—
Total Commercial	4	1,203	155	19	3,271	1
Consumer
Residential Mortgage	6	1,581	56	5	1,533	107
Automobile	35	774	10	25	353	5
Other [2]	35	255	8	6	74	5
Total Consumer	76	2,610	74	36	1,960	117
Total	80	$3,813	$229	55	$5,231	$118

	Loans Modified as a TDR for the Nine Months Ended September 30, 2014			Loans Modified as a TDR for the Nine Months Ended September 30, 2013
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	16	$5,416	$156	33	$4,774	$621
Commercial Mortgage	1	332	—	4	5,476	—
Construction	—	—	—	1	1,064	—
Total Commercial	17	5,748	156	38	11,314	621
Consumer
Residential Mortgage	15	4,886	183	17	5,823	880
Home Equity	2	158	3	—	—	—
Automobile	112	2,213	29	106	1,276	19
Other [2]	53	414	13	7	77	5
Total Consumer	182	7,671	228	130	7,176	904
Total	199	$13,419	$384	168	$18,490	$1,525

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2014 and 2013, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$22	—	$—
Total Commercial	1	22	—	—

Consumer
Automobile	5	64	3	25
Other [2]	1	16	—	—
Total Consumer	6	80	3	25
Total	7	$102	3	$25

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	3	$723	1	$492
Total Commercial	3	723	1	492

Consumer
Residential Mortgage	2	509	—	—
Automobile	7	110	9	89
Other [2]	3	27	—	—
Total Consumer	12	646	9	89
Total	15	$1,369	10	$581

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.0 billion as of September 30, 2014 and $3.1 billion as of December 31, 2013.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 12 to the Consolidated Financial Statements for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $2.0 million for the three months ended September 30, 2014 and 2013, and $6.0 million for the nine months ended September 30, 2014 and 2013.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$2,960	$4,158	$3,826	$4,761
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(145)	(68)	(816)	(4)
Due to Payoffs	(72)	(271)	(267)	(938)
Total Changes in Fair Value of Mortgage Servicing Rights	(217)	(339)	(1,083)	(942)
Balance at End of Period	$2,743	$3,819	$2,743	$3,819

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and nine months ended September 30, 2014 and 2013, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$23,437	$23,473	$24,297	$20,479
Servicing Rights that Resulted From Asset Transfers	100	1,343	664	5,596
Amortization	(742)	(620)	(2,094)	(1,879)
Valuation Allowance Provision	21	—	(51)	—
Balance at End of Period	$22,816	$24,196	$22,816	$24,196

Valuation Allowance:
Balance at Beginning of Period	$(72)	$—	$—	$—
Valuation Allowance Provision	21	—	(51)	—
Balance at End of Period	$(51)	$—	$(51)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,848	$28,442	$30,100	$23,143
End of Period	$24,336	$28,693	$24,336	$28,693

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Weighted-Average Constant Prepayment Rate [1]	11.07%	7.98%
Weighted-Average Life (in years)	6.56	8.04
Weighted-Average Note Rate	4.28%	4.31%
Weighted-Average Discount Rate [2]	10.17%	9.70%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2014 and December 31, 2013 is presented in the following table.

(dollars in thousands)	September 30, 2014	December 31, 2013
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(276)	$(357)
Decrease in fair value from 50 bps adverse change	(552)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(275)	(432)
Decrease in fair value from 50 bps adverse change	(545)	(876)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $16.5 million and $20.7 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 10 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2014 and December 31, 2013. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
September 30, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$117	$—	$117	$117	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,660	—	16,660	117	1,885	14,658

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	100,203	—	100,203	—	100,203	—
	$700,203	$—	$700,203	$—	$700,203	$—

December 31, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155	$—	$155	$155	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,853	—	20,853	155	2,288	18,410

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	170,049	—	170,049	—	170,049	—
	$770,049	$—	$770,049	$—	$770,049	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $0.7 billion and $0.7 billion as of September 30, 2014 and December 31, 2013, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.3 billion and $1.2 billion as of September 30, 2014 and December 31, 2013, respectively. The investment securities pledged as of September 30, 2014 and December 31, 2013 had a fair value of $2.0 billion and $1.8 billion, respectively.

Note 6.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2014
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$825	$325	$500
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(160)	(63)	(97)
Net Unrealized Gains on Investment Securities	665	262	403
Defined Benefit Plans:
Amortization of Net Actuarial Losses	339	133	206
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	258	101	157
Other Comprehensive Income	$923	$363	$560

Three Months Ended September 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(9,913)	$(3,909)	$(6,004)
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(1,621)	(639)	(982)
Net Unrealized Losses on Investment Securities	(11,534)	(4,548)	(6,986)
Defined Benefit Plans:
Amortization of Net Actuarial Losses	414	163	251
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	333	131	202
Other Comprehensive Loss	$(11,201)	$(4,417)	$(6,784)

Nine Months Ended September 30, 2014
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$26,143	$10,313	$15,830
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Gain on Sale	(64)	(25)	(39)
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(825)	(325)	(500)
Net Unrealized Gains on Investment Securities	25,254	9,963	15,291
Defined Benefit Plans:
Amortization of Net Actuarial Losses	1,016	400	616
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	774	305	469
Other Comprehensive Income	$26,028	$10,268	$15,760

Nine Months Ended September 30, 2013
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(96,420)	$(38,002)	$(58,418)
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(7,894)	(3,113)	(4,781)
Net Unrealized Losses on Investment Securities	(104,314)	(41,115)	(63,199)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(206)	(81)	(125)
Amortization of Net Actuarial Losses	1,241	489	752
Amortization of Prior Service Credit	(242)	(96)	(146)
Defined Benefit Plans, Net	793	312	481
Other Comprehensive Loss	$(103,521)	$(40,803)	$(62,718)

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2014
Balance at Beginning of Period	$13,991	$(8,532)	$(22,082)	$(16,623)
Other Comprehensive Income Before Reclassifications	500	—	—	500
Amounts Reclassified from Accumulated Other Comprehensive Loss	—	(97)	157	60
Total Other Comprehensive Income (Loss)	500	(97)	157	560
Balance at End of Period	$14,491	$(8,629)	$(21,925)	$(16,063)

Three Months Ended September 30, 2013
Balance at Beginning of Period	$(1,283)	$4,847	$(30,290)	$(26,726)
Other Comprehensive Loss Before Reclassifications	5,692	(11,696)	—	(6,004)
Amounts Reclassified from Accumulated Other Comprehensive Loss	—	(982)	202	(780)
Total Other Comprehensive Income (Loss)	5,692	(12,678)	202	(6,784)
Balance at End of Period	$4,409	$(7,831)	$(30,088)	$(33,510)

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income Before Reclassifications	15,830	—	—	15,830
Amounts Reclassified from Accumulated Other Comprehensive Loss	(39)	(500)	469	(70)
Total Other Comprehensive Income (Loss)	15,791	(500)	469	15,760
Balance at End of Period	$14,491	$(8,629)	$(21,925)	$(16,063)

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Loss Before Reclassifications	(41,587)	(16,831)	(125)	(58,543)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(4,781)	606	(4,175)
Total Other Comprehensive Income (Loss)	(41,587)	(21,612)	481	(62,718)
Balance at End of Period	$4,409	$(7,831)	$(30,088)	$(33,510)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$160	$1,621	Interest Income
	(63)	(639)	Provision for Income Tax
	97	982	Net of Tax
Sale of Investment Securities Available-for-Sale	—	—	Investment Securities Gains, Net
	—	—	Tax Expense
	—	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(339)	(414)
	(258)	(333)	Total Before Tax
	101	131	Provision for Income Tax
	(157)	(202)	Net of Tax

Total Reclassifications for the Period	$(60)	$780	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$825	$7,894	Interest Income
	(325)	(3,113)	Provision for Income Tax
	500	4,781	Net of Tax
Sale of Investment Securities Available-for-Sale	64	—	Investment Securities Gains, Net
	(25)	—	Tax Expense
	39	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	242	242
Net Actuarial Losses [2]	(1,016)	(1,241)
	(774)	(999)	Total Before Tax
	305	393	Provision for Income Tax
	(469)	(606)	Net of Tax

Total Reclassifications for the Period	$70	$4,175	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 9 for additional details).

Note 7.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Denominator for Basic Earnings Per Share	43,859,396	44,267,356	44,034,047	44,433,967
Dilutive Effect of Equity Based Awards	229,157	212,116	215,986	154,810
Denominator for Diluted Earnings Per Share	44,088,553	44,479,472	44,250,033	44,588,777

Antidilutive Stock Options and Restricted Stock Outstanding	—	24,101	—	162,596

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

The provision for income taxes is allocated to business segments using a 37% effective tax rate. However, the provision for income taxes for our Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Retail Banking segment) are assigned their actual effective tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 459 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2014 and 2013 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2014
Net Interest Income	$46,863	$31,533	$2,676	$14,307	$95,379
Provision for Credit Losses	1,853	(834)	(9)	(3,675)	(2,665)
Net Interest Income After Provision for Credit Losses	45,010	32,367	2,685	17,982	98,044
Noninterest Income	20,265	5,692	14,459	4,534	44,950
Noninterest Expense	(48,963)	(16,190)	(13,443)	(2,434)	(81,030)
Income Before Provision for Income Taxes	16,312	21,869	3,701	20,082	61,964
Provision for Income Taxes	(5,807)	(7,669)	(1,370)	(5,349)	(20,195)
Net Income	$10,505	$14,200	$2,331	$14,733	$41,769
Total Assets as of September 30, 2014	$3,936,206	$2,640,763	$192,739	$7,740,458	$14,510,166

Three Months Ended September 30, 2013
Net Interest Income	$41,404	$25,119	$2,574	$21,790	$90,887
Provision for Credit Losses	1,629	(691)	(19)	(919)	—
Net Interest Income After Provision for Credit Losses	39,775	25,810	2,593	22,709	90,887
Noninterest Income	21,785	6,411	14,348	2,582	45,126
Noninterest Expense	(50,150)	(15,746)	(13,590)	(3,491)	(82,977)
Income Before Provision for Income Taxes	11,410	16,475	3,351	21,800	53,036
Provision for Income Taxes	(4,222)	(5,666)	(1,240)	(4,204)	(15,332)
Net Income	$7,188	$10,809	$2,111	$17,596	$37,704
Total Assets as of September 30, 2013	$3,611,412	$2,356,723	$199,556	$7,681,180	$13,848,871

Nine Months Ended September 30, 2014
Net Interest Income	$134,776	$86,316	$7,895	$54,037	$283,024
Provision for Credit Losses	2,895	(2,164)	(303)	(5,292)	(4,864)
Net Interest Income After Provision for Credit Losses	131,881	88,480	8,198	59,329	287,888
Noninterest Income	59,890	17,223	43,206	13,880	134,199
Noninterest Expense	(147,737)	(49,215)	(40,842)	(7,865)	(245,659)
Income Before Provision for Income Taxes	44,034	56,488	10,562	65,344	176,428
Provision for Income Taxes	(16,017)	(19,572)	(3,908)	(15,080)	(54,577)
Net Income	$28,017	$36,916	$6,654	$50,264	$121,851
Total Assets as of September 30, 2014	$3,936,206	$2,640,763	$192,739	$7,740,458	$14,510,166

Nine Months Ended September 30, 2013
Net Interest Income	$122,442	$73,975	$7,938	$62,432	$266,787
Provision for Credit Losses	6,775	(1,501)	(52)	(5,222)	—
Net Interest Income After Provision for Credit Losses	115,667	75,476	7,990	67,654	266,787
Noninterest Income	67,686	20,382	44,446	8,431	140,945
Noninterest Expense	(150,838)	(47,957)	(40,954)	(8,796)	(248,545)
Income Before Provision for Income Taxes	32,515	47,901	11,482	67,289	159,187
Provision for Income Taxes	(12,030)	(16,413)	(4,248)	(15,049)	(47,740)
Net Income	$20,485	$31,488	$7,234	$52,240	$111,447
Total Assets as of September 30, 2013	$3,611,412	$2,356,723	$199,556	$7,681,180	$13,848,871

Note 9.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2014 and 2013.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013
Three Months Ended September 30,
Service Cost	$—	$—	$157	$173
Interest Cost	1,242	1,128	348	305
Expected Return on Plan Assets	(1,275)	(1,313)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	352	414	(13)	—
Net Periodic Benefit Cost	$319	$229	$411	$397

Nine Months Ended September 30,
Service Cost	$—	$—	$471	$378
Interest Cost	3,727	3,385	1,043	667
Expected Return on Plan Assets	(3,825)	(3,939)	—	—
Amortization of:
Prior Service Credit	—	—	(242)	(242)
Net Actuarial Losses (Gains)	1,055	1,241	(39)	—
Net Periodic Benefit Cost	$957	$687	$1,233	$803
The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2014, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.3 million and $0.9 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.3 million to the postretirement benefit plan for the year ending December 31, 2014.

Note 10.  Derivative Financial Instruments

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2014 and December 31, 2013:

Derivative Financial Instruments	September 30, 2014		December 31, 2013
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$106	$—	$574	$38
Forward Commitments	—	9	215	4
Interest Rate Swap Agreements	16,739	16,777	20,852	21,009
Foreign Exchange Contracts	12	765	128	900
Conversion Rate Swap Agreement	—	123	—	—
Total	$16,857	$17,674	$21,769	$21,951

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2014	2013	2014	2013
Interest Rate Lock Commitments	Mortgage Banking	$363	$2,672	$2,244	$5,248
Forward Commitments	Mortgage Banking	3	15	(483)	7,677
Interest Rate Swap Agreements	Other Noninterest Income	12	13	126	276
Foreign Exchange Contracts	Other Noninterest Income	756	713	2,199	2,313
Conversion Rate Swap Agreement	Investment Securities Gains, Net	(123)	—	(123)	—
Total		$1,011	$3,413	$3,963	$15,514

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

As of September 30, 2014 and December 31, 2013, the Company did not designate any derivative financial instruments in formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of September 30, 2014, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

In connection with sales of a portion of our Visa Class B restricted shares in 2014, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  This conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as a drop in the conversion ratio was deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio from 0.4206 to 0.4121 effective September 24, 2014. As a result, the Company recorded a $0.1 million liability in September 2014 which represents the amount due to the buyer in October 2014.  See Note 2 to the Consolidated Financial Statements for more information.

Note 11.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Unfunded Commitments to Extend Credit	$2,462,908	$2,314,892
Standby Letters of Credit	44,668	58,207
Commercial Letters of Credit	20,600	16,387
Total Credit Commitments	$2,528,176	$2,389,486

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts accrued by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to the Company's consolidated statement of income.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2014, the unpaid principal balance of residential mortgage loans sold by the Company was $2.8 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the nine months ended September 30, 2014, the Company repurchased seven residential mortgage loans with an aggregate unpaid principal balance totaling $2.0 million as a result of the representation and warranty provisions contained in these contracts. Five loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of September 30, 2014, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2014, there were no loans repurchased related to loan servicing activities. As of September 30, 2014, there was one pending repurchase request for $0.3 million related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2014, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2014, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.  A contractually binding sales price also provides reliable evidence of fair value.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of September 30, 2014 and December 31, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreement.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreement represents the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales dates. This conversion rate swap agreement is classified as a Level 2 measurement.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,518	$285,892	$—	$347,410
Debt Securities Issued by States and Political Subdivisions	—	731,126	—	731,126
Debt Securities Issued by Corporations	—	293,078	—	293,078
Mortgage-Backed Securities:
Residential - Government Agencies	—	504,098	—	504,098
Residential - U.S. Government-Sponsored Enterprises	—	158,993	—	158,993
Commercial - Government Agencies	—	186,208	—	186,208
Total Mortgage-Backed Securities	—	849,299	—	849,299
Total Investment Securities Available-for-Sale	61,518	2,159,395	—	2,220,913
Loans Held for Sale	—	2,382	—	2,382
Mortgage Servicing Rights	—	—	2,743	2,743
Other Assets	18,481	—	—	18,481
Derivatives [1]	—	12	16,845	16,857
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2014	$79,999	$2,161,789	$19,588	$2,261,376

Liabilities:
Derivatives [1]	$—	$897	$16,777	$17,674
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014	$—	$897	$16,777	$17,674

December 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,693	$326,586	$—	$397,279
Debt Securities Issued by States and Political Subdivisions	—	686,802	—	686,802
Debt Securities Issued by Corporations	—	273,501	—	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	—	653,194	—	653,194
Residential - U.S. Government-Sponsored Enterprises	—	23,268	—	23,268
Commercial - Government Agencies	—	209,653	—	209,653
Total Mortgage-Backed Securities	—	886,115	—	886,115
Total Investment Securities Available-for-Sale	70,693	2,173,004	—	2,243,697
Loans Held for Sale	—	6,435	—	6,435
Mortgage Servicing Rights	—	—	3,826	3,826
Other Assets	15,535	—	—	15,535
Derivatives [1]	—	343	21,426	21,769
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2013	$86,228	$2,179,782	$25,252	$2,291,262

Liabilities:
Derivatives [1]	$—	$904	$21,047	$21,951
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013	$—	$904	$21,047	$21,951

[1]	The fair value of each class of derivatives is shown in Note 10 to the Consolidated Financial Statements.

For the three and nine months ended September 30, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2014
Balance as of July 1, 2014	$2,960	$107
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(217)	369
Transfers to Loans Held for Sale	—	(408)
Balance as of September 30, 2014	$2,743	$68
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2014	$(145)	$68

Three Months Ended September 30, 2013
Balance as of July 1, 2013	$4,158	$(384)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(339)	2,686
Transfers to Loans Held for Sale	—	(260)
Balance as of September 30, 2013	$3,819	$2,042
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2013	$(68)	$2,042

Nine Months Ended September 30, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,083)	2,363
Transfers to Loans Held for Sale	—	(2,674)
Balance as of September 30, 2014	$2,743	$68
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2014	$(816)	$68

Nine Months Ended September 30, 2013
Balance as of January 1, 2013	$4,761	$9,940
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(942)	5,324
Transfers to Loans Held for Sale	—	(13,222)
Balance as of September 30, 2013	$3,819	$2,042
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2013	$(4)	$2,042

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	11.07%	7.98%	$27,079	$33,926
		Discount Rate [2]	10.17%	9.70%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.07%	93.76%	$106	$536
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.23%	0.74%	$(38)	$(157)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  As of September 30, 2014, the Company's mortgage servicing rights accounted for under the amortization method were reduced by a valuation allowance of $0.1 million to a reported carrying value of $22.8 million. This reduction was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. As of December 31,

2013, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2014
Loans Held for Sale	$2,382	$2,245	$137

December 31, 2013
Loans Held for Sale	$6,435	$6,284	$151
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2014 and 2013, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,557,614	$4,576,396	$497,959	$4,078,437	$—
Loans [1]	6,244,799	6,814,547	—	—	6,814,547

Financial Instruments - Liabilities
Time Deposits	1,429,099	1,431,945	—	1,431,945	—
Securities Sold Under Agreements to Repurchase	700,203	769,114	—	769,114	—
Long-Term Debt [2]	163,005	163,910	—	163,910	—

December 31, 2013
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,744,519	$4,697,587	$433,365	$4,264,222	$—
Loans [1]	5,707,133	6,062,147	—	—	6,062,147

Financial Instruments - Liabilities
Time Deposits	1,317,770	1,322,967	—	1,322,967	—
Securities Sold Under Agreements to Repurchase	770,049	846,193	—	846,193	—
Long-Term Debt [2]	165,877	167,049	—	167,049	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii continued to remain positive during the third quarter of 2014 due to an expanding construction industry, stable tourism, low unemployment, and a strong real estate market.  For the first eight months of 2014, total visitor spending increased 2.1% while total visitor arrivals remained relatively unchanged compared to the same period in 2013. The statewide seasonally-adjusted unemployment rate was at 4.2% in September 2014, compared to 5.9% nationally. For the first nine months of 2014, the volume of single-family home sales on Oahu increased 1.6%, while the volume of condominium sales on Oahu decreased 0.4% compared with the same period in 2013.  The median price of single-family home sales on Oahu increased 4.6%, while the median price of condominium sales on Oahu increased 5.4% for the first nine months of 2014 compared to the same period in 2013. As of September 30, 2014, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.9 months and 3.3 months, respectively.

Earnings Summary

Net income for the third quarter of 2014 was $41.8 million, an increase of $4.1 million or 11% compared to the same period in 2013.  Diluted earnings per share was $0.95 for the third quarter of 2014, an increase of $0.10 or 12% compared to the same period in 2013.  Our higher earnings for the third quarter of 2014 were primarily due to the following:

•
Net interest income for the third quarter of 2014 was $95.4 million, an increase of $4.5 million or 5% compared to the same period in 2013.  Our net interest margin was 2.85% in the third quarter of 2014, an increase of 2 basis points compared to the same period in 2013.  This increase was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio.

•
We recorded a negative provision for credit losses of $2.7 million in the third quarter of 2014 compared to no provision during the same period in 2013. The negative provision was primarily due to a reduction in a specific reserve related to one commercial client.

•
Net gains on sales of investment securities totaled $1.9 million in the third quarter of 2014 compared to no sales of investment securities in the same period in 2013. The net gain resulted entirely from the sale of 23,000 Visa Class B shares. The Company received these Class B shares in 2008 as part of Visa's initial public offering and are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares. We also contributed 5,700 Visa Class B shares to the Bank of Hawaii Foundation in the third quarter of 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate for the period.

•
Noninterest expense for the third quarter of 2014 was $81.0 million, a decrease of $1.9 million or 2% compared to the same period in 2013 due primarily to lower expenses in salaries and benefits and net occupancy expense. Our efficiency ratio was 57.74% for the third quarter of 2014 compared to 61.01% for the same period in 2013.

The impact of these items was partially offset by a $2.5 million or 60% decrease in mortgage banking income in the third quarter of 2014 compared to the same period in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans.
Net income for the first nine months of 2014 was $121.9 million, an increase of $10.4 million or 9% compared to the same period in 2013.  Diluted earnings per share was $2.75 for the first nine months of 2014, an increase of $0.25 or 10% compared to the same period in 2013.  Our higher earnings for the first nine months of 2014 were primarily due to the following:

•
Net interest income for the first nine months of 2014 was $283.0 million, an increase of $16.2 million or 6% compared to the same period in 2013.  Our net interest margin was 2.86% for the first nine months of 2014, an increase of 5 basis points compared to the same period in 2013.  This increase was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio.

•
Net gains on sales of investment securities totaled $6.1 million for the first nine months of 2014 compared to no sales of investment securities in the same period in 2013. The net gain was primarily due to a $5.8 million net gain on the sale of 68,500 Visa Class B shares. We also contributed 16,900 Visa Class B shares to the Bank of Hawaii Foundation during the first nine months of 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate for the period.

•
We recorded a negative provision for credit losses of $4.9 million for the first nine months of 2014 compared to no provision during the same period in 2013. The negative provision reflects the continued strength of our credit risk profile, several large commercial loan recoveries during the first nine months of 2014, as well as the reduction in the specific reserve related to one commercial client during the third quarter of 2014 as noted above.

•
Noninterest expense for the first nine months of 2014 was $245.7 million, a decrease of $2.9 million or 1% compared to the same period in 2013 due primarily to lower expenses in salaries and benefits and net occupancy expense. Our efficiency ratio was 58.88% for the first nine months of 2014 compared to 60.96% for the same period in 2013.

The impact of these items was partially offset by a $10.9 million or 67% decrease in mortgage banking income for the first nine months of 2014 compared to the same period in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Other noninterest income decreased by $2.8 million or 23% for the first nine months of 2014 compared to the same period in 2013. This decrease was primarily due to a $2.0 million decrease in gains on sales of leased assets, resulting mainly from gains related to the sale of equipment leases in the first nine months of 2013, combined with lower mutual fund commissions.

We continued our efforts to maintain a strong balance sheet during the third quarter of 2014, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
The allowance for loan and lease losses (the “Allowance”) was $110.4 million as of September 30, 2014, a decrease of $5.1 million or 4% from December 31, 2013.  The Allowance represents 1.67% of total loans and leases outstanding as of September 30, 2014 and 1.89% of total loans and leases outstanding as of December 31, 2013. The decrease was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
We continued to invest excess liquidity in high-grade investment securities.  As of September 30, 2014, the total carrying value of our investment securities portfolio was $6.8 billion, a decrease of $209.7 million or 3% compared to December 31, 2013. During the first nine months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae and Freddie Mac.

•	Total deposits were $12.4 billion as of September 30, 2014, an increase of $446.8 million or 4% from December 31, 2013 primarily due to an increase in core deposits.

•
Total shareholders’ equity was $1.1 billion as of September 30, 2014, an increase of $45.4 million or 4% from December 31, 2013.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2014, we repurchased 811,235 shares of our common stock at a total cost of $46.9 million under our share repurchase program and from employees and/or directors in connection with stock swaps and income tax withholdings related to the vesting of restricted stock. We also paid cash dividends of $59.9 million during the first nine months of 2014.

During the second quarter of 2014 and in connection with an FDIC assessment review, the Company revised its capital ratios effectively increasing its capital adequacy dating back to 2010.  The revision related primarily to the amount of accumulated other comprehensive income related to benefit plans.  The Company concluded that the amounts were not material, however revised its capital ratios for all comparative periods presented.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
For the Period:
Operating Results
Net Interest Income	$95,379	$90,887	$283,024	$266,787
Provision for Credit Losses	(2,665)	—	(4,864)	—
Total Noninterest Income	44,950	45,126	134,199	140,945
Total Noninterest Expense	81,030	82,977	245,659	248,545
Net Income	41,769	37,704	121,851	111,447
Basic Earnings Per Share	0.95	0.85	2.77	2.51
Diluted Earnings Per Share	0.95	0.85	2.75	2.50
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	1.15%	1.09%	1.15%	1.09%
Return on Average Shareholders’ Equity	15.57	15.02	15.53	14.59
Efficiency Ratio [1]	57.74	61.01	58.88	60.96
Net Interest Margin [2]	2.85	2.83	2.86	2.81
Dividend Payout Ratio [3]	47.37	52.94	48.74	53.78
Average Shareholders’ Equity to Average Assets	7.41	7.23	7.38	7.49

Average Balances
Average Loans and Leases	$6,488,780	$5,892,888	$6,290,548	$5,826,424
Average Assets	14,372,375	13,769,699	14,221,143	13,633,907
Average Deposits	12,200,654	11,479,185	12,016,485	11,337,792
Average Shareholders’ Equity	1,064,589	995,661	1,048,924	1,021,480

Market Price Per Share of Common Stock
Closing	$56.81	$54.45	$56.81	$54.45
High	60.75	57.13	61.73	57.13
Low	55.55	50.50	53.45	44.88

	September 30, 2014	December 31, 2013
As of Period End:
Balance Sheet Totals
Loans and Leases	$6,606,350	$6,095,387
Total Assets	14,510,166	14,084,280
Total Deposits	12,361,441	11,914,656
Long-Term Debt	173,926	174,706
Total Shareholders’ Equity	1,057,413	1,011,976

Asset Quality
Allowance for Loan and Lease Losses	$110,362	$115,454
Non-Performing Assets	33,307	39,650

Financial Ratios
Allowance to Loans and Leases Outstanding	1.67%	1.89%
Tier 1 Capital Ratio [4]	15.32	16.05
Total Capital Ratio [4]	16.57	17.31
Tier 1 Leverage Ratio [4]	7.19	7.24
Total Shareholders’ Equity to Total Assets	7.29	7.19
Tangible Common Equity to Tangible Assets [5]	7.09	6.98
Tangible Common Equity to Risk-Weighted Assets [4,5]	15.23	15.67

Non-Financial Data
Full-Time Equivalent Employees	2,170	2,196
Branches	74	74
ATMs	459	466

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Financial ratios as of December 31, 2013 were revised to conform to the current period calculation.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2014	December 31, 2013
Total Shareholders’ Equity	$1,057,413	$1,011,976
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,025,896	$980,459

Total Assets	$14,510,166	$14,084,280
Less: Goodwill	31,517	31,517
Tangible Assets	$14,478,649	$14,052,763
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$6,737,853	$6,258,178

Total Shareholders’ Equity to Total Assets	7.29%	7.19%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.09%	6.98%

Tier 1 Capital Ratio [1]	15.32%	16.05%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	15.23%	15.67%
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

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013			September 30, 2014			September 30, 2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits	$4.1	$—	0.24%	$4.3	$—	0.30%	$4.6	$—	0.20%	$4.2	$—	0.22%
Funds Sold	326.2	0.2	0.21	335.3	0.2	0.21	301.9	0.5	0.21	220.7	0.3	0.19
Investment Securities
Available-for-Sale	2,212.0	12.3	2.22	2,495.9	13.7	2.18	2,221.6	37.6	2.26	3,007.0	49.2	2.18
Held-to-Maturity	4,641.1	26.9	2.32	4,385.5	25.0	2.28	4,716.9	83.5	2.36	3,895.6	64.1	2.19
Loans Held for Sale	2.0	—	4.03	16.7	0.2	4.42	3.3	0.1	4.43	19.3	0.6	4.05
Loans and Leases [1]
Commercial and Industrial	980.8	8.9	3.61	877.3	7.7	3.49	951.8	24.8	3.48	852.1	23.1	3.62
Commercial Mortgage	1,350.6	13.3	3.89	1,164.9	12.1	4.12	1,301.3	38.6	3.97	1,124.6	34.5	4.10
Construction	126.2	1.3	4.20	120.1	1.4	4.71	109.0	3.6	4.35	114.4	4.1	4.79
Commercial Lease Financing	235.1	2.0	3.33	253.0	1.5	2.32	240.6	5.1	2.81	263.6	4.7	2.36
Residential Mortgage	2,396.7	25.3	4.22	2,255.9	25.3	4.49	2,336.1	75.1	4.29	2,273.0	76.8	4.51
Home Equity	823.3	8.1	3.92	757.6	7.9	4.13	803.8	23.7	3.94	759.4	23.6	4.14
Automobile	296.6	4.0	5.29	240.6	3.3	5.43	280.3	11.2	5.33	226.6	9.3	5.51
Other [2]	279.5	5.2	7.45	223.5	4.6	8.23	267.6	15.3	7.66	212.7	13.1	8.26
Total Loans and Leases	6,488.8	68.1	4.18	5,892.9	63.8	4.31	6,290.5	197.4	4.19	5,826.4	189.2	4.34
Other	71.4	0.3	1.69	78.1	0.3	1.54	74.1	0.9	1.63	78.6	0.9	1.48
Total Earning Assets [3]	13,745.6	107.8	3.13	13,208.7	103.2	3.11	13,612.9	320.0	3.14	13,051.8	304.3	3.11
Cash and Noninterest-Bearing Deposits	152.4			140.3			144.5			139.7
Other Assets	474.4			420.7			463.7			442.4
Total Assets	$14,372.4			$13,769.7			$14,221.1			$13,633.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,417.4	$0.2	0.03%	$2,147.8	$0.1	0.03%	$2,367.8	$0.5	0.03%	$2,105.1	$0.4	0.03%
Savings	4,591.4	1.0	0.09	4,485.3	1.0	0.09	4,549.4	2.9	0.09	4,448.5	3.0	0.09
Time	1,440.1	1.2	0.34	1,401.5	1.4	0.38	1,440.1	3.7	0.35	1,431.6	4.3	0.41
Total Interest-Bearing Deposits	8,448.9	2.4	0.11	8,034.6	2.5	0.12	8,357.3	7.1	0.11	7,985.2	7.7	0.13
Short-Term Borrowings	9.3	—	0.14	11.7	—	0.14	9.5	—	0.14	32.9	—	0.14
Securities Sold Under Agreements to Repurchase	715.6	6.5	3.57	847.2	6.6	3.03	766.4	19.4	3.34	801.5	20.3	3.34
Long-Term Debt	173.8	0.6	1.44	174.7	0.6	1.44	174.6	1.9	1.45	169.7	2.0	1.53
Total Interest-Bearing Liabilities	9,347.6	9.5	0.40	9,068.2	9.7	0.42	9,307.8	28.4	0.40	8,989.3	30.0	0.44
Net Interest Income		$98.3			$93.5			$291.6			$274.3
Interest Rate Spread			2.73%			2.69%			2.74%			2.67%
Net Interest Margin			2.85%			2.83%			2.86%			2.81%
Noninterest-Bearing Demand Deposits	3,751.8			3,444.6			3,659.2			3,352.6
Other Liabilities	208.4			261.2			205.2			270.5
Shareholders’ Equity	1,064.6			995.7			1,048.9			1,021.5
Total Liabilities and Shareholders’ Equity	$14,372.4			$13,769.7			$14,221.1			$13,633.9

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2.9 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $8.6 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2014 Compared to September 30, 2013
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.1	$0.1	$0.2
Investment Securities
Available-for-Sale	(13.3)	1.7	(11.6)
Held-to-Maturity	14.3	5.1	19.4
Loans Held for Sale	(0.5)	—	(0.5)
Loans and Leases
Commercial and Industrial	2.6	(0.9)	1.7
Commercial Mortgage	5.3	(1.2)	4.1
Construction	(0.2)	(0.3)	(0.5)
Commercial Lease Financing	(0.4)	0.8	0.4
Residential Mortgage	2.1	(3.8)	(1.7)
Home Equity	1.3	(1.2)	0.1
Automobile	2.2	(0.3)	1.9
Other [2]	3.2	(1.0)	2.2
Total Loans and Leases	16.1	(7.9)	8.2
Other	(0.1)	0.1	—
Total Change in Interest Income	16.6	(0.9)	15.7

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1
Savings	—	(0.1)	(0.1)
Time	—	(0.6)	(0.6)
Total Interest-Bearing Deposits	0.1	(0.7)	(0.6)
Securities Sold Under Agreements to Repurchase	(0.9)	—	(0.9)
Long-Term Debt	0.1	(0.2)	(0.1)
Total Change in Interest Expense	(0.7)	(0.9)	(1.6)

Change in Net Interest Income	$17.3	$—	$17.3

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $95.4 million in the third quarter of 2014, an increase of $4.5 million or 5% compared to the same period in 2013. On a taxable-equivalent basis, net interest income was $98.3 million in the third quarter of 2014, an increase of $4.8 million or 5% compared to the same period in 2013. Net interest margin was 2.85% for the third quarter of 2014, an increase of two basis points compared to the same period in 2013. Net interest income was $283.0 million for the first nine months of 2014, an increase of $16.2 million or 6% compared to the same period in 2013. On a taxable-equivalent basis, net interest income was $291.6 million for the first nine months of 2014, an increase of $17.3 million or 6% compared to the same period in 2013. Net interest margin was 2.86% for first nine months of 2014, an increase of five basis points compared to the same period in 2013. The higher margins in 2014 were primarily due to our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earnings assets compared to the same periods in 2013. In addition, the yields on investment securities have improved due in part to lower premium amortization.
Yields on our earning assets increased by two basis points in the third quarter and by three basis points in the first nine months of 2014 compared to the same periods in 2013. Yields on our investment securities portfolio increased by four basis points in the third quarter of 2014 and by 14 basis points in the first nine months of 2014 compared to the same periods in 2013. These increases were due in part to lower premium amortization. This was partially offset by yields on our loans and leases which decreased by 13 basis points in the third quarter of 2014 and by 15 basis points in the first nine months of 2014 compared to the same periods in 2013, with lower yields in nearly every category of loans and leases. Yields on our residential mortgage portfolio decreased by 27 basis points in the third quarter of 2014 and by 22 basis points in the first nine months of 2014 compared to the same periods in 2013 primarily due to continued payoff activity of higher rate mortgage loans. Also contributing to the increase in our net interest margin in the third quarter and for the first nine months of 2014 compared to the same periods in 2013 were slightly lower funding costs due to marginally lower rates paid on our time deposits. Average rates on our securities sold under agreements to repurchase increased by 54 basis points in the third quarter of 2014 compared to the same period in 2013 primarily due to local government entities transferring much of their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into public time deposits, leaving the balance in our repurchase agreements consisting mainly of those with private entities. These agreements with private entities have longer terms at relatively higher interest rates.
Average balances of our earning assets increased by $536.9 million or 4% in the third quarter of 2014 and by $561.1 million or 4% in the first nine months of 2014 compared to the same periods in 2013 primarily due to increase in the average balances of our loans and leases. Average balances of our loans and leases increased by $595.9 million in the third quarter of 2014 and by $464.1 million in the first nine months of 2014 compared to the same periods in 2013 primarily due to higher average balances in our commercial mortgage, commercial and industrial, and residential mortgage loan portfolios. The average balance of our commercial mortgage loan portfolio increased by $185.7 million in the third quarter of 2014 and by $176.7 million in the first nine months of 2014 compared to the same periods in 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. The average balance of our commercial and industrial loan portfolio increased by $103.5 million in the third quarter of 2014 and by $99.7 million in the first nine months of 2014 compared to the same periods in 2013 primarily due to continued increase in corporate demand for funding from new and existing customers. The average balance of our residential mortgage loan portfolio increased by $140.8 million in the third quarter of 2014 and by $63.1 million in the first nine months of 2014 compared to the same periods in 2013 primarily due to our decision to add more conforming saleable loans in our portfolio.
Average balances of our interest-bearing liabilities increased by $279.4 million or 3% in the third quarter of 2014 and by $318.4 million or 4% in the first nine months of 2014 compared to the same periods in 2013 primarily due to our efforts to grow our relationship checking and savings deposit products.

Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a negative provision of $2.7 million in the third quarter of 2014 and a negative provision of $4.9 million for the first nine months of 2014 compared to no Provision recorded in the third quarter of 2013 or for the first nine months of 2013. The negative provision for the third quarter of 2014 was primarily due to a reduction in a specific reserve related to one commercial client. The negative provision for the first nine months of 2014 reflects the continued strength of our credit risk profile, several large commercial loan recoveries, as well as a reduction in a specific reserve related to one commercial client during the third quarter of 2014 as noted above. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income decreased by $0.2 million or less than 1% in the third quarter of 2014 and by $6.7 million or 5% for the first nine months of 2014 compared to the same periods in 2013.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Trust and Asset Management	$11,716	$11,717	$(1)	$35,573	$35,692	$(119)
Mortgage Banking	1,646	4,132	(2,486)	5,455	16,363	(10,908)
Service Charges on Deposit Accounts	9,095	9,385	(290)	26,611	27,798	(1,187)
Fees, Exchange, and Other Service Charges	13,390	12,732	658	39,699	37,799	1,900
Investment Securities Gains, Net	1,858	—	1,858	6,097	—	6,097
Insurance	2,348	2,177	171	6,401	6,895	(494)
Bank-Owned Life Insurance	1,644	1,365	279	4,765	3,997	768
Other Income	3,253	3,618	(365)	9,598	12,401	(2,803)
Total Noninterest Income	$44,950	$45,126	$(176)	$134,199	$140,945	$(6,746)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.5 billion as of September 30, 2014, $10.4 billion as of December 31, 2013 and $10.1 billion as of September 30, 2013.  Trust and asset management income remained relatively unchanged in the third quarter of 2014 and for the first nine months of 2014 compared to the same periods in 2013.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $2.5 million or 60% in the third quarter of 2014 and by $10.9 million or 67% for the first nine months of 2014 compared to the same periods in 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.3 million or 3% in the third quarter of 2014 compared to the same period in 2013.  This decrease was primarily due to a $0.2 million decrease in account analysis fees on business checking accounts combined with a $0.1 million decrease in overdraft fees. Service charges on deposit accounts decreased by $1.2 million or 4% for the first nine months of 2014 compared to the same period in 2013. This decrease was primarily due to a $0.7 million decrease in overdraft fees resulting mainly from Company policy changes as well as higher customer deposit balances, combined with a $0.4 million decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.7 million or 5% in the third quarter of 2014 compared to the same period in 2013. This increase was primarily due to a $1.1 million increase in commissions and fees related to our credit card business. This increase was partially offset by a $0.3 million decrease in debit card income and a $0.2 million decrease in merchant income. Fees, exchange, and other service charges increased by $1.9 million or 5% for the first nine months of 2014 compared to the same period in 2013. This increase was primarily due to a $2.7 million increase in commissions and fees related to our credit card business. This increase was partially offset by a $0.6 million decrease in other loan fees comprised mainly of large prepayment penalty fees and syndication and administration fees recorded in the second quarter of 2013.

Net gains on sales of investment securities totaled $1.9 million in the third quarter of 2014 and $6.1 million for the first nine months of 2014. These gains were primarily due to sales of Visa Class B shares (23,000 shares sold in the third quarter of 2014; 68,500 shares sold in the first nine months of 2014). We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. In September 2014, Visa announced a reduction of the conversion ratio from 0.4206 to 0.4121 effective September 24, 2014. As a result, the Company accrued $0.1 million in September 2014 for the amount due to the buyer in October 2014. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 424,214 Visa Class B shares (174,818 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 5,700 and 16,900 Visa Class B shares to the Bank of Hawaii Foundation in the third quarter and the first nine months of 2014, respectively.

Insurance income increased by $0.2 million or 8% in the third quarter of 2014 compared to the same period in 2013 primarily due to slightly higher sales of our variable annuity products. Insurance income decreased by $0.5 million or 7% for the first nine months of 2014 compared to the same period in 2013 primarily due to lower sales of our variable annuity products. In general, variable annuity product sales have been affected by the Company's implementation of additional due-diligence and business practice enhancements to align with desired risk management and industry-wide regulatory scrutiny regarding the sale of these products.

Bank-owned life insurance increased by $0.3 million or 20% in the third quarter of 2014 and by $0.8 million or 19% for the first nine months of 2014 compared to the same periods in 2013.  These increases were primarily due to new policies during the second quarter of 2014 combined with improved yields. In addition, we received $0.3 million in death benefits in 2014.

Other noninterest income decreased by $0.4 million or 10% in the third quarter of 2014 compared to the same period in 2013. This decrease was primarily due to a $0.5 million decrease in the gain on sale of leased assets. Other noninterest income decreased by $2.8 million or 23% for the first nine months of 2014 compared to the same period in 2013. This decrease was primarily due to a $2.0 million decrease in gains on sales of leased assets resulting mainly from sales of equipment leases in the first nine months of 2013. In addition, mutual fund commissions decreased by $0.4 million. We also recognized an additional $0.2 million in fees during the second quarter of 2013 related to our customer interest rate swap derivative program.

Noninterest Expense

Noninterest expense decreased by $1.9 million or 2% in the third quarter of 2014 and by $2.9 million or 1% for the first nine months of 2014 compared to the same periods in 2013.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Salaries	$28,990	$28,985	$5	$85,448	$86,753	$(1,305)
Incentive Compensation	4,242	4,242	—	12,832	11,887	945
Share-Based Compensation	2,226	1,333	893	6,466	3,774	2,692
Commission Expense	1,283	1,888	(605)	3,448	5,652	(2,204)
Retirement and Other Benefits	4,056	4,144	(88)	12,853	12,106	747
Payroll Taxes	2,162	2,335	(173)	7,909	9,151	(1,242)
Medical, Dental, and Life Insurance	2,557	1,872	685	7,902	7,153	749
Separation Expense	14	1,753	(1,739)	650	4,092	(3,442)
Total Salaries and Benefits	45,530	46,552	(1,022)	137,508	140,568	(3,060)
Net Occupancy	9,334	9,847	(513)	28,005	29,143	(1,138)
Net Equipment	4,473	4,572	(99)	13,745	13,529	216
Data Processing	3,665	3,697	(32)	11,156	10,013	1,143
Professional Fees	1,835	2,119	(284)	6,708	6,736	(28)
FDIC Insurance	1,750	1,913	(163)	5,881	5,811	70
Other Expense:
Delivery and Postage Services	2,063	2,052	11	6,678	6,317	361
Mileage Program Travel	1,407	1,464	(57)	4,228	4,725	(497)
Merchant Transaction and Card Processing Fees	1,033	1,131	(98)	3,277	3,483	(206)
Advertising	1,433	939	494	3,867	3,564	303
Other	8,507	8,691	(184)	24,606	24,656	(50)
Total Other Expense	14,443	14,277	166	42,656	42,745	(89)
Total Noninterest Expense	$81,030	$82,977	$(1,947)	$245,659	$248,545	$(2,886)
Salaries and benefits expense decreased by $1.0 million or 2% in the third quarter of 2014 compared to the same period in 2013 primarily due to a $1.7 million decrease in separation expense. Commission expense decreased by $0.6 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. These decreases were partially offset by a $0.9 million increase in share-based compensation primarily due to an increase in restricted stock and restricted stock unit grants. Medical, dental, and life insurance expense increased by $0.7 million primarily due to a reserve credit adjustment recorded in the third quarter of 2013. Salaries and benefits expense decreased by $3.1 million or 2% for the first nine months of 2014 compared to the same period in 2013 primarily due to a $3.4 million decrease in separation expense. Commission expense decreased by $2.2 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. These decreases were partially offset by a $2.7 million increase in share-based compensation primarily due to an increase in restricted stock and restricted stock unit grants.

Net occupancy expense decreased by $0.5 million or 5% in the third quarter of 2014 and by $1.1 million or 4% for the first nine months of 2014 compared to the same periods in 2013. These decreases were primarily due to higher sublease revenue combined with lower rental expense.

Data processing expense remained relatively unchanged in the third quarter of 2014 and increased by $1.1 million or 11% for the first nine months of 2014 compared to the same periods in 2013. The year-to-date increase was primarily due to fees related to additional services, including services for security enhancements for our online banking service.

Other noninterest expense increased by $0.2 million or 1% in the third quarter of 2014 compared to the same period in 2013 primarily due to a $0.5 million increase in advertising expense combined with a $0.4 million increase in amortization expense related to our solar energy partnership investments. These increases were largely offset by a $0.6 million decrease in operational losses, which include losses as a result of bank error, fraud, items processing, or theft. Other noninterest expense decreased slightly during the first nine months of 2014 compared to the same period in 2013. Contributing to the decrease was a $0.6 million decrease in our provision for unfunded commitments, combined with a $0.5 decrease in our credit card mileage program travel expense. These decreases were largely offset by a $0.8 increase in amortization expense related to our solar energy partnership investments.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Provision for Income Taxes	$20,195	$15,332	$54,577	$47,740
Effective Tax Rates	32.59%	28.91%	30.93%	29.99%

Our higher effective tax rate for the third quarter of 2014 compared to the same period in 2013 was primarily due to a $2.0 million release of reserves in 2013 related to the closing of a state audit for prior years.  Our higher effective tax rate for the first nine months of 2014 compared to the same period in 2013 was primarily due to a $3.1 million release of reserves in 2013 related to the closing of a state audit for prior years. This was partially offset by a $1.2 million release of reserves in the first nine months of 2014 related to a settlement with the State of Hawaii related to prior year tax issues.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.8 billion as of September 30, 2014, a decrease of $209.7 million or 3% compared to December 31, 2013. As of September 30, 2014, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.5 years.

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

During the first nine months of 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae and Freddie Mac. As of September 30, 2014, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2014, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of September 30, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

Gross unrealized gains in our investment securities portfolio were $107.0 million as of September 30, 2014 and $68.5 million as of December 31, 2013.  Gross unrealized losses on our temporarily impaired investment securities were $64.3 million as of September 30, 2014 and $117.6 million as of December 31, 2013.  This decrease in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to market interest rates declining during 2014. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae and corporate bonds. See Note 2 to the Consolidated Financial Statements for more information.

As of September 30, 2014, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $583.8 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$991,157	$911,367
Commercial Mortgage	1,373,289	1,247,510
Construction	132,097	107,349
Lease Financing	232,381	262,207
Total Commercial	2,728,924	2,528,433
Consumer
Residential Mortgage	2,444,989	2,282,894
Home Equity	838,206	773,385
Automobile	306,003	255,986
Other [1]	288,228	254,689
Total Consumer	3,877,426	3,566,954
Total Loans and Leases	$6,606,350	$6,095,387

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2014 increased by $511.0 million or 8% from December 31, 2013 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of September 30, 2014 increased by $200.5 million or 8% from December 31, 2013.  Commercial and industrial loans increased by $79.8 million or 9% from December 31, 2013 due to an increase in corporate demand for funding from new and existing customers. Commercial mortgage loans increased by $125.8 million or 10% from December 31, 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. Also contributing to the increase in commercial mortgage loans was the transfer of construction loans upon project completion into the commercial mortgage loan portfolio. Construction loans increased by $24.7 million or 23% from December 31, 2013 primarily due to increased activity in construction projects such as condominiums and low-income housing. The increase in construction loans was partially offset by the aforementioned loans transferred to the commercial mortgage loan portfolio. Lease financing decreased by $29.8 million or 11% from December 31, 2013 primarily due to a lessee exercising its early buy-out option on an aircraft leveraged lease in the first quarter of 2014.

Consumer loans and leases as of September 30, 2014 increased by $310.5 million or 9% from December 31, 2013.  Residential mortgage loans increased by $162.1 million or 7% from December 31, 2013 primarily due to our decision to retain additional conforming saleable loans in our portfolio. Home equity loans increased by $64.8 million or 8% from December 31, 2013 due to paydowns slowing and increased line utilization.  Automobile loans increased by $50.0 million or 20% from December 31, 2013 due to increased customer demand combined with market share gains. Other consumer loans increased by $33.5 million or 13% from December 31, 2013 due to growth in our consumer credit card balances, other revolving credits, and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2014
Commercial
Commercial and Industrial	$876,741	$61,854	$50,674	$911	$977	$991,157
Commercial Mortgage	1,255,187	25,009	93,093	—	—	1,373,289
Construction	132,097	—	—	—	—	132,097
Lease Financing	45,681	180,906	962	—	4,832	232,381
Total Commercial	2,309,706	267,769	144,729	911	5,809	2,728,924
Consumer
Residential Mortgage	2,331,663	—	110,160	3,166	—	2,444,989
Home Equity	804,396	4,185	27,913	1,712	—	838,206
Automobile	234,412	455	66,325	4,811	—	306,003
Other [3]	217,010	—	32,214	38,997	7	288,228
Total Consumer	3,587,481	4,640	236,612	48,686	7	3,877,426
Total Loans and Leases	$5,897,187	$272,409	$381,341	$49,597	$5,816	$6,606,350

December 31, 2013
Commercial
Commercial and Industrial	$818,770	$40,596	$48,436	$1,436	$2,129	$911,367
Commercial Mortgage	1,127,772	36,962	82,776	—	—	1,247,510
Construction	97,535	—	9,814	—	—	107,349
Lease Financing	45,627	191,159	3,334	—	22,087	262,207
Total Commercial	2,089,704	268,717	144,360	1,436	24,216	2,528,433
Consumer
Residential Mortgage	2,161,092	—	117,975	3,827	—	2,282,894
Home Equity	744,014	5,389	22,126	1,856	—	773,385
Automobile	192,026	1,442	58,332	4,186	—	255,986
Other [3]	187,107	—	29,402	38,177	3	254,689
Total Consumer	3,284,239	6,831	227,835	48,046	3	3,566,954
Total Loans and Leases	$5,373,943	$275,548	$372,195	$49,482	$24,219	$6,095,387

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

Our Hawaii loan and lease portfolio increased by $523.2 million or 10% from December 31, 2013, reflective of a healthy Hawaii economy. Our portfolio of foreign loans and leases decreased by $18.4 million or 76% from December 31, 2013 primarily due to the previously noted early buy-out of an aircraft leveraged lease.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2014	December 31, 2013
Bank-Owned Life Insurance	$261,862	$223,246
Federal Home Loan Bank and Federal Reserve Bank Stock	69,074	77,159
Derivative Financial Instruments	16,857	21,769
Low-Income Housing and Other Equity Investments	57,995	48,931
Deferred Compensation Plan Assets	18,481	15,535
Prepaid Expenses	9,390	6,098
Accounts Receivable	13,682	13,479
State Tax Deposits	—	6,069
Other	17,517	18,253
Total Other Assets	$464,858	$430,539

Other assets increased by $34.3 million or 8% from December 31, 2013. This increase was primarily due to a $38.6 million increase in bank-owned life insurance, mainly resulting from new policies purchased during the second quarter of 2014. Also contributing to the increase was a $9.1 million increase in commitments to fund low-income housing and solar energy partnership investments. This was partially offset by an $8.2 million redemption of a portion of our FHLB stock and a $6.1 million decrease in state tax deposits due to the settlement of prior year tax issues.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2014	December 31, 2013
Consumer	$5,972,435	$5,829,352
Commercial	5,070,080	4,814,076
Public and Other	1,318,926	1,271,228
Total Deposits	$12,361,441	$11,914,656

Total deposits were $12.4 billion as of September 30, 2014, an increase of $446.8 million or 4% from December 31, 2013. This increase was primarily due to a $256.0 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $143.1 million, mainly reflecting core deposit growth primarily resulting from our efforts to grow our relationship checking and savings deposit products. Also contributing to the increase is a $128.7 million increase in public time deposits mainly due to local government entities shifting funds from repurchase agreements.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2014	December 31, 2013
Money Market	$1,727,442	$1,654,435
Regular Savings	3,010,922	2,905,715
Total Savings Deposits	$4,738,364	$4,560,150

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2014	December 31, 2013
Government Entities	$100,203	$170,049
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$700,203	$770,049

Securities sold under agreements to repurchase as of September 30, 2014 decreased by $69.8 million or 9% from December 31, 2013.  This decrease was due in part to local government entities shifting funds to time deposits. As of September 30, 2014, the weighted-average maturity was 330 days for our repurchase agreements with government entities and 4.7 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 3.3 years.  As of September 30, 2014, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.27% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements are accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Long-Term Debt

Long-term debt was $173.9 million as of September 30, 2014, relatively unchanged from December 31, 2013. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016. These advances were primarily for asset/liability management purposes. As of September 30, 2014, our remaining line of credit with the FHLB was $1.3 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 8 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Retail Banking	$10,505	$7,188	$28,017	$20,485
Commercial Banking	14,200	10,809	36,916	31,488
Investment Services	2,331	2,111	6,654	7,234
Total	27,036	20,108	71,587	59,207
Treasury and Other	14,733	17,596	50,264	52,240
Consolidated Total	$41,769	$37,704	$121,851	$111,447

Retail Banking

Net income increased by $3.3 million or 46% in the third quarter of 2014 compared to the same period in 2013 primarily due to an increase in net interest income and a decrease in noninterest expense. This was partially offset by a decrease in noninterest income and an increase in the Provision. The increase in net interest income was primarily due to higher average balances in the loan portfolio and higher margins and higher average balances in the deposit portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of a reduction in mortgage banking production volume as refinancing activity declined. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. This decrease was partially offset by higher commissions and fees income related to our credit card business. The increase in the Provision was primarily due to a decrease in loan recoveries.

Net income increased by $7.5 million or 37% for the first nine months of 2014 compared to the same period in 2013 primarily due to an increase in net interest income, as well as decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher margins and higher average balances in both the loan and deposit portfolios. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of a reduction in mortgage banking production volume as refinancing activity declined. This decrease was partially offset by higher commissions and fees income related to our credit card business. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as our decision to add more conforming saleable loans to the portfolio in 2014 which reduced our gains on sales of residential mortgage loans.

Commercial Banking

Net income increased by $3.4 million or 31% in the third quarter of 2014 and by $5.4 million or 17% for the first nine months of 2014 compared to the same periods in 2013 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to the higher net recovery of loans and leases in the current period. The decrease in noninterest income was primarily due to lower nonrecurring loan fees and net gains on the sale of leased assets. The increase in noninterest expense was primarily due to higher allocated expenses.

Investment Services

Net income increased by $0.2 million or 10% in the third quarter of 2014 compared to the same period in 2013 primarily due to increases in net interest income and noninterest income and to a decrease in noninterest expense. The increase in net interest income was partially due to higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher annuity income in the segment’s full service brokerage. The decrease in noninterest expense was primarily due to lower operating expenses.

Net income decreased by $0.6 million or 8% for the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest income, partially offset by decreases in the Provision and noninterest expense. The decrease in noninterest income was primarily due to lower annuity, mutual fund and securities income in the segment’s full service brokerage. The decrease in the Provision was due to the higher net recovery of loans in the current period. The decrease in noninterest expense was due to lower salaries expense, partially offset by an increase in allocated expense.

Treasury and Other
Net income decreased by $2.9 million or 16% in the third quarter of 2014 compared to the same period in 2013 primarily due to a decrease in net interest income, partially offset by a decrease in the Provision, an increase in noninterest income and a decrease in noninterest expense.  The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in net interest income was primarily due to higher deposit funding costs. The increase in noninterest income was due to a $1.9 million net gain on sale of 23,000 Visa Class B shares. The decrease in noninterest expense was due to higher separation expense in 2013.

Net income decreased by $2.0 million or 4% for the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in net interest income, partially offset by an increase in noninterest income. The decrease in net interest income was primarily due to higher deposit funding costs. The increase in noninterest income was due to the sale of 68,500 Visa Class B shares which resulted in a $5.8 million net gain for the first nine months of 2014.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2014, our overall credit risk profile reflects a Hawaii economy which remains strong, with decreasing levels of higher risk loans and leases, non-performing assets, and lower credit losses. The underlying risk profile of our lending portfolio continued to remain strong in the third quarter of 2014.

Although asset quality has improved over the past several years, we remain vigilant in light of uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile.  As of September 30, 2014, the higher risk segments within our loan and lease portfolio were concentrated in residential land loans, home equity loans, and air transportation leases.  In addition, loans and leases based on Hawaiian Islands other than Oahu (the “neighbor islands”) may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

We continue to monitor our loan and lease portfolio to identify higher risk segments.  We also actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and have systematically built our reserves and capital base to address both anticipated and unforeseen issues.  Risk management activities have included curtailing activities in some higher risk segments.  We have also conducted detailed analysis of portfolio segments and stress tested those segments to ensure that reserve and capital levels are appropriate.  We perform frequent loan and lease-level risk monitoring and risk rating reviews which provide opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Table 15 presents balances in our loan and lease portfolio which demonstrate a higher risk profile.

Higher Risk Loans and Leases Outstanding		Table 15
(dollars in thousands)	September 30, 2014	December 31, 2013
Residential Land Loans	$9,117	$11,922
Home Equity Loans	9,914	12,594
Air Transportation Leases	21,668	26,152
Total	$40,699	$50,668

As of September 30, 2014, our higher risk loans and leases outstanding decreased by $10.0 million or 20% from December 31, 2013.

Residential land loans consist of consumer loans secured by unimproved lots.  These loans often represent higher risk due to the volatility in the value of the underlying collateral.  Our residential land loan portfolio was $9.1 million as of September 30, 2014, of which $7.7 million were related to properties on the neighbor islands. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio.  As of September 30, 2014, there was a nominal Allowance associated with our residential land loan portfolio. As of September 30, 2014, $0.8 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $0.9 million on these loans.

The higher risk segment within our Hawaii home equity lending portfolio was $9.9 million or 1% of our total home equity loans outstanding as of September 30, 2014, a decrease of $2.7 million or 21% from December 31, 2013. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original loan-to-value (“LTV”) ratios greater than 70%.  Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio.  As of September 30, 2014, there was no specific Allowance associated with our higher risk home equity loans.  These loans had a 90 day past due delinquency ratio of 7% and $0.5 million in gross charge-offs were recorded during the first nine months of 2014.

We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry.  Domestic air transportation carriers continue to demonstrate a higher risk profile due to fuel costs, pension plan obligations, consumer demand, and marginal pricing power.  Carriers are migrating to newer generations of more fuel efficient fleets which are negatively impacting older generation aircraft valuations.  We believe that these risks could place additional pressure on the financial health of air transportation carriers for the foreseeable future. Outstanding credit exposure related to our air transportation leases was $21.7 million as of September 30, 2014, a decrease of $4.5 million or 17% from December 31, 2013. As of September 30, 2014, included in our commercial leasing portfolio were three leveraged leases on aircraft that were originated in the 1990's. As of September 30, 2014, the Allowance associated with our air transportation leases was $0.5 million, a decrease of $2.1 million from December 31, 2013 due to ongoing assessments of industry conditions. For the first nine months of 2014, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2014	December 31, 2013
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$8,952	$11,929
Commercial Mortgage	1,366	2,512
Total Commercial	10,318	14,441
Consumer
Residential Mortgage	16,756	20,264
Home Equity	2,671	1,740
Total Consumer	19,427	22,004
Total Non-Accrual Loans and Leases	29,745	36,445
Foreclosed Real Estate	3,562	3,205
Total Non-Performing Assets	$33,307	$39,650

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$14	$1,173
Total Commercial	14	1,173
Consumer
Residential Mortgage	4,819	4,564
Home Equity	2,816	3,009
Automobile	612	322
Other [1]	842	790
Total Consumer	9,089	8,685
Total Accruing Loans and Leases Past Due 90 Days or More	$9,103	$9,858
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$45,169	$51,123
Total Loans and Leases	$6,606,350	$6,095,387
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.45%	0.60%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.50%	0.65%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.42%	0.61%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.56%	0.68%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.64%	0.81%
Changes in Non-Performing Assets
Balance as of December 31, 2013	$39,650
Additions	7,854
Reductions
Payments	(6,989)
Return to Accrual Status	(3,472)
Sales of Foreclosed Real Estate	(2,968)
Charge-offs/Write-downs	(768)
Total Reductions	(14,197)
Balance as of September 30, 2014	$33,307

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $33.3 million as of September 30, 2014, a decrease of $6.3 million or 16% from December 31, 2013.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.50% as of September 30, 2014 and 0.65% as of December 31, 2013.

Commercial and industrial non-accrual loans decreased by $3.0 million or 25% from December 31, 2013 due to paydowns and the charge off of one loan. As of September 30, 2014, two commercial borrowers comprised 88% of the non-accrual balance in this category.  We have individually evaluated all of our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $1.1 million or 46% from December 31, 2013 due to payments received. Two loans were paid-off in the first nine months of 2014. We have individually evaluated all three remaining commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $3.5 million or 17% from December 31, 2013 primarily due to $5.4 million in paydowns and $2.5 million returning to accrual status. This decrease was partially offset by $4.5 million in additions.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of September 30, 2014, our residential mortgage non-accrual loans were comprised of 44 loans with a weighted average current LTV ratio of 70%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.4 million or 11% from December 31, 2013.  During the first nine months of 2014, eight residential properties were transferred to foreclosed real estate and eight residential properties were sold. As of September 30, 2014, foreclosed real estate was comprised of one commercial property and five Hawaii residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.1 million as of September 30, 2014, a $0.8 million or 8% decrease from December 31, 2013.  This decrease was primarily reflected in our commercial and industrial portfolio, partially offset by an increase in our automobile and residential mortgage portfolios.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $65.9 million as of September 30, 2014 and $77.1 million as of December 31, 2013, and had a related Allowance of $6.1 million as of September 30, 2014 and $12.8 million as of December 31, 2013.  This decrease in impaired loans was primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014. This decrease in the related Allowance was primarily due to the reduction in the specific reserve related to one commercial client in the third quarter of 2014. As of September 30, 2014, we have recorded charge-offs of $17.5 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial
Commercial and Industrial	$8,886	$11,563
Commercial Mortgage	5,631	12,386
Construction	1,709	1,059
Total Commercial	16,226	25,008
Consumer
Residential Mortgage	32,586	32,339
Home Equity	1,022	795
Automobile	5,596	5,183
Other [1]	682	329
Total Consumer	39,886	38,646
Total	$56,112	$63,654

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $7.5 million or 12% from December 31, 2013. Commercial TDRs decreased primarily due to the full repayment of a customer’s commercial mortgage and commercial and industrial loans during the first quarter of 2014.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$119,725	$130,494	$121,521	$134,276
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(229)	(607)	(1,797)	(1,255)
Lease Financing	—	(16)	(66)	(16)
Consumer
Residential Mortgage	(22)	(405)	(674)	(1,828)
Home Equity	(475)	(1,106)	(1,379)	(4,499)
Automobile	(957)	(457)	(2,585)	(1,461)
Other [1]	(1,978)	(2,083)	(5,195)	(5,618)
Total Loans and Leases Charged-Off	(3,661)	(4,674)	(11,696)	(14,677)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,177	498	4,229	1,373
Commercial Mortgage	14	519	43	543
Construction	8	11	21	357
Lease Financing	3	11	6	33
Consumer
Residential Mortgage	299	1,290	2,906	2,712
Home Equity	531	614	1,433	1,697
Automobile	322	348	1,110	1,265
Other [1]	496	488	1,720	1,520
Total Recoveries on Loans and Leases Previously Charged-Off	2,850	3,779	11,468	9,500
Net Loans and Leases Charged-Off	(811)	(895)	(228)	(5,177)
Provision for Credit Losses	(2,665)	—	(4,864)	—
Provision for Unfunded Commitments	—	148	(180)	648
Balance at End of Period [2]	$116,249	$129,747	$116,249	$129,747

Components
Allowance for Loan and Lease Losses	$110,362	$123,680	$110,362	$123,680
Reserve for Unfunded Commitments	5,887	6,067	5,887	6,067
Total Reserve for Credit Losses	$116,249	$129,747	$116,249	$129,747

Average Loans and Leases Outstanding	$6,488,780	$5,892,888	$6,290,548	$5,826,424

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.05%	0.06%	—%	0.12%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.67%	2.06%	1.67%	2.06%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2014, the Allowance was $110.4 million or 1.67% of total loans and leases outstanding, compared with an Allowance of $115.5 million or 1.89% of total loans and leases outstanding as of December 31, 2013.  The decrease in the Allowance was commensurate with the Company's strong credit risk profile and a healthy Hawaii economy.

Net charge-offs on loans and leases were $0.8 million or 0.05% of total average loans and leases, on an annualized basis, in the third quarter of 2014 compared to net charge-offs of $0.9 million or 0.06% of total average loans and leases, on an annualized basis, in the third quarter of 2013. Net charge-offs on loans and leases were $0.2 million or less than 0.01% of total average loans and leases, on an annualized basis, in the first nine months of 2014 compared to net charge-offs of $5.2 million or 0.12% of total average loans and leases, on an annualized basis, in the first nine months of 2013. Net recoveries in our commercial portfolios were $2.4 million in the first nine months of 2014 compared to $1.0 million for the same period in 2013, while net charge-offs in our consumer portfolios were $2.7 million for the first nine months of 2014 compared to $6.2 million for the same period in 2013. These favorable variances were primarily due to recoveries related to two commercial and industrial loans and three residential mortgage loans during the second and third quarters of 2014. The reduction in the Allowance was also due to the reduction in the specific reserve related to one commercial client in the third quarter of 2014.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2014, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of September 30, 2014, a decrease of $0.2 million from December 31, 2013. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2014 and December 31, 2013, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2014, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2014 was slightly more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2013.  As a result of our strategy to maintain a relatively short investment portfolio duration, net interest income is expected to increase as interest rates rise.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2014		December 31, 2013
Gradual Change in Interest Rates (basis points)
+200	$4,164	1.1%	$2,580	0.7%
+100	1,837	0.5%	1,000	0.3%
-100	(4,746)	-1.2%	(4,086)	-1.1%

Immediate Change in Interest Rates (basis points)
+200	$13,965	3.7%	$11,113	2.9%
+100	6,831	1.8%	4,874	1.3%
-100	(18,737)	-4.9%	(15,014)	-4.0%
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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of September 30, 2014, investment securities with a carrying value of $109.8 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30,

2014, we could have borrowed an additional $1.3 billion from the FHLB and an additional $640.3 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position throughout the first nine months of 2014.  As of September 30, 2014, cash and cash equivalents were $553.6 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $12.4 billion.  As of September 30, 2014, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of September 30, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2014 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2014, shareholders' equity was $1.1 billion, an increase of $45.4 million or 4% from December 31, 2013. For the first nine months of 2014, net income of $121.9 million, common stock issuances of $8.9 million, shared-based compensation of $5.8 million and other comprehensive income of $15.8 million were partially offset by cash dividends paid of $59.9 million, and common stock repurchased of $46.9 million. In the first nine months of 2014, included in the amount of common stock repurchased were 775,785 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $57.70 and a total cost of $44.8 million. From the beginning of our share repurchase program in July 2001 through September 30, 2014, we repurchased a total of 51.7 million shares of common stock and returned a total of $1.91 billion to our shareholders at an average cost of $36.86 per share. As of September 30, 2014, remaining buyback authority under our share repurchase program was $89.2 million of the total $2.0 billion repurchase amount authorized by our Board of Directors. From October 1, 2014 through October 21, 2014, the Parent repurchased an additional 120,000 shares of common stock at an average cost of $55.45 per share for a total of $6.7 million.  Remaining buyback authority under our share repurchase program was $82.6 million as of October 21, 2014.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2014, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 12, 2014 to shareholders of record at the close of business on November 28, 2014.

During the second quarter of 2014 and in connection with an FDIC assessment review, the Company revised its capital ratios effectively increasing its capital adequacy dating back to 2010.  The revision related primarily to the amount of accumulated other comprehensive income related to benefit plans.  The Company concluded that the amounts were not material, however revised its capital ratios for all comparative periods presented.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of September 30, 2014 and December 31, 2013.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	September 30, 2014	December 31, 2013
	Regulatory Capital
	Shareholders’ Equity	$1,057,412	$1,011,976
Less:	Goodwill	31,517	31,517
	Defined Benefit Plans Adjustment	(21,926)	(22,394)
	Net Unrealized Gains (Losses) on Investment Securities	14,491	(1,300)
	Other	1,290	(137)
	Tier 1 Capital	1,032,040	1,004,290
	Allowable Reserve for Credit Losses	84,619	78,762
	Total Regulatory Capital [1]	$1,116,659	$1,083,052

	Risk-Weighted Assets [1]	$6,737,853	$6,258,178

	Key Regulatory Capital Ratios [1]
	Tier 1 Capital Ratio	15.32%	16.05%
	Total Capital Ratio	16.57	17.31
	Tier 1 Leverage Ratio	7.19	7.24

[1]	Total Regulatory Capital, Risk-Weighted Assets, and Regulatory Capital Ratios as of December 31, 2013 were revised to conform to the current period calculation.

Regulatory Initiatives Affecting the Banking Industry

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules. The final rules were approved by the FRB and the FDIC in July 2013 and April 2014, respectively.

On September 3, 2014, the FRB, the FDIC, and the Office of the Comptroller of the Currency finalized the Liquidity Coverage Ratio (“LCR”), which would require banks to hold highly liquid assets relative to cash outflows over a 30-day period during a stressed scenario. The LCR will generally apply to banking organizations with over $50.0 billion in assets, and therefore, should not impact the Company.

The Company is mindful of the pending development of the net stable funding ratio and short-term wholesale funding requirements, and other potential liquidity risk management and reporting requirements. Management will continue to monitor these developments and their potential impact to the Company's liquidity requirements.

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

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the "Court") overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants:  fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” as to which the FRB was entitled to “special deference.” The Court remanded one issue relating to recovery of fraud-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transaction monitoring costs fell outside of the costs associated with fraud prevention. The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. On August 18, 2014, some of the trade associations and retailers filed an appeal with the U.S. Supreme Court seeking review of the decision of the Court. Management will continue to monitor the developments related to this matter and any potential impact on the Company's statements of income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2014 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2014	58,560	$57.49	57,000	$105,720,888
August 1 - 31, 2014	137,977	57.50	137,000	97,844,343
September 1 - 30, 2014	146,920	58.70	146,920	89,220,749
Total	343,457	$58.01	340,920

[1]
During the third quarter of 2014, 2,537 shares were purchased from employees and/or directors in connection with shares purchased for a deferred compensation plan and income tax withholdings related to the vesting of restricted stock.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of September 30, 2014, $89.2 million remained of the total $2.0 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 27, 2014		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Kent T. Lucien
Kent T. Lucien
Chief Financial Officer

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File