Form 10-K
period 2014-12-31
BANK OF HAWAII CORP
filed 2015-02-24
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐    No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $58.69, was approximately $2,546,420,650. There was no non-voting common equity of the registrant outstanding on that date.
As of February 13, 2015, there were 43,666,990 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on April 24, 2015, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2014 Form 10-K Annual Report

Part I
Item 1.  Business

General

Bank of Hawaii Corporation (the "Parent") is a Delaware corporation and a bank holding company ("BHC") headquartered in Honolulu, Hawaii.

The Parent's principal operating subsidiary, Bank of Hawaii (the "Bank"), was organized on December 17, 1897 and is chartered by the State of Hawaii. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Reserve System.

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

Bankoh Investment Services, Inc., the broker-dealer and investment advisor subsidiary of the Bank, is incorporated in Hawaii and is regulated by the Financial Industry Regulatory Authority, and the DCCA's Business Registration Division. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

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

As is discussed throughout the following sections, many aspects of the Dodd-Frank Act are subject to further rulemaking which will take effect over several years. These new rules and regulations will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions, including the Company and the Bank. Although we have already experienced some decrease in revenue as a result of the rules implemented under the Dodd-Frank Act, it remains difficult to anticipate or predict the overall financial impact the Dodd-Frank Act will continue to have on the Company, our customers, our financial condition and results of operations, or the financial industry in general.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2014, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.

In December 2010, the oversight body of the Basel Committee on Banking Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III,” which includes reforms regarding capital, leverage, and liquidity. In July 2013, the FRB, the Office of the Comptroller of the Currency (the "OCC") and the FDIC finalized rules to implement the Basel III capital rules in the United States. These comprehensive rules are designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations. The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule to be fully phased-in by January 1, 2019.

As part of implementing the provisions of the Dodd-Frank Act, in October 2012, the FRB published final rules requiring banks with total consolidated assets of more than $10.0 billion to conduct and publish annual stress tests. Compliance with these requirements began in October 2013, with the first public disclosure of the annual stress testing results to be made between June 15 and June 30, 2015.

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

Volcker Rule

On December 10, 2013, the final “Volcker Rule” under the Dodd-Frank Act was approved by the FRB, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission. The Volcker Rule prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The final rule may limit or restrict the Company’s activities related to proprietary trading and private equity investing. In connection with the issuance of the regulations, the FRB exercised its authority to extend the conformance period for compliance with the Volcker Rule by one year from July 21, 2014 to July 21, 2015. During the remaining conformance period, each banking entity is expected to engage in good faith efforts that will result in conformance of all its activities and investments with the requirements of the Volcker Rule by July 21, 2015. On December 18, 2014, the FRB issued an order extending, for an additional year to July 21, 2016, the Volcker Rule conformance period for banking entities to conform their investments in and relationships with covered funds subject to the Volcker Rule that were in place prior to December 31, 2013. No extension was granted for the conformance period for proprietary trading which will expire on July 21, 2015. The Company does not anticipate that the Volcker Rule will have a material impact on the Company’s Consolidated Financial Statements, but continues to evaluate its application to our current and future operations.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund (the "DIF"), which the FDIC maintains by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000, per depositor, for each account ownership category. The Company pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.
On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved final rules on assessments which became effective on April 1, 2011. These final rules redefined the base for FDIC insurance assessments from the amount of insured deposits to an institution's "average consolidated total assets minus average tangible equity." Our FDIC insurance assessment was $7.9 million in 2014, $7.8 million in 2013, and $7.9 million in 2012.

On November 18, 2014, the FDIC published a final rule, effective January 1, 2015, modifying certain elements of its deposit insurance assessment system for insured depository institutions. The final rule amends the FDIC’s 2011 revised methodology for determining insurance assessment rates. The final rule also revises the ratios and ratio thresholds for “well-capitalized,” “adequately capitalized,” and “undercapitalized" evaluation categories used in the FDIC’s risk-based deposit insurance assessment system to conform to the prompt corrective action capital ratio thresholds adopted as part of the U.S, Basel III capital rules.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency responsible for promulgating regulations designed to protect consumers including implementing, examining and enforcing compliance with federal consumer financial laws. The Dodd-Frank Act adds prohibitions on unfair, deceptive and abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In 2013, the CFPB focused its rulemaking in the area of mortgage reform, issuing six mortgage-related rules that became effective January 10, 2014, involving new Ability-To-Repay requirements, standards for the “Qualified Mortgage” safe harbor, a new regulatory framework for mortgage servicing, and changes to loan originator compensation. The CFPB, along with other prudential regulators and the Department of Justice, have also expanded their regulatory examinations and investigations focus to a concept of “fair and responsible banking.” Fair and responsible banking strives to provide equal credit opportunities to all applicants of a community, to prohibit discrimination by lenders on the basis of certain borrower characteristics, and to ensure that a bank’s practices are not deceptive, unfair, or take unreasonable advantage of the consumer or businesses when offering retail financial services. The focus has been expanded to encompass the entire loan life cycle, including post-closing activities such as collections and servicing, and pre-application activities such as marketing and loan solicitation and origination.  Fair and responsible banking ensures that banks provide fair and equitable access to the entire spectrum of financial products and services, including credit cards, student and auto lending, to all consumers and businesses in the marketplace it serves, and strives to be clear and transparent in all communications with customers, treating them fairly in all circumstances.

Since many of the rules and regulations under the Dodd-Frank Act have not yet been implemented, it remains difficult to predict the ultimate impact the Dodd-Frank Act will have on our financial condition or results of operations.

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

Employees

As of December 31, 2014, we had approximately 2,200 employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2014.

Peter S. Ho, 49
Chairman and Chief Executive Officer since July 2010 and President since April 2008; Vice Chairman and Chief Banking Officer from January 2006 to April 2008.

Kent T. Lucien, 61
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007.

Peter M. Biggs, 63
Vice Chairman since February 2011 and Chief Retail Officer since April 2012; Senior Executive Vice President, Consumer Products Division from March 2006 to February 2011.

Sharon M. Crofts, 49
Vice Chairman of Operations and Technology since October 2012; Senior Executive Vice President of Operations from May 2008 to October 2012; Executive Vice President and Chief Compliance Officer from December 2005 to May 2008.

Wayne Y. Hamano, 60
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007 and oversees the Commercial Banking and Investment Services Groups; Senior Executive Vice President, Hawaii Commercial Banking Division from July 2006 to September 2007.

Mark A. Rossi, 65
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007.

Mary E. Sellers, 58
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 60
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Derek J. Norris, 65
Vice Chairman, Residential and Consumer Lending, since August 2014; Senior Executive Vice President and Controller since December 2009; Executive Vice President and Controller since December 2008; Executive Vice President and General Auditor from January 2002 to December 2008.

Dean Y. Shigemura, 51
Senior Executive Vice President and Controller since August 2014; Senior Executive Vice President and Treasurer since May 2008.

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

Changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution, and Federal, State of Hawaii and County budget issues may impact consumer and corporate spending. As a result, such events may contribute to a significant deterioration in general economic conditions in our markets which could adversely impact us and our customers' operations.

General economic conditions in Hawaii continued to be healthy in 2014, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an accelerating construction industry. However, deterioration of economic conditions, either locally or nationally, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

In light of the financial crisis which began in 2008, regulators have increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking and securities laws, are under intense scrutiny. The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although many of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, roughly half of the rules required to be implemented under the Dodd-Frank Act have yet to be implemented and will require further interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act in our efforts to comply with these new laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations have resulted and are likely to continue to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse affect on our operating results and financial condition.

The CFPB has begun to exercise its broad rule-making, supervisory, and examination authority of consumer products, as well as expanded data collecting and enforcement powers, over depository institutions with more than $10.0 billion in assets. The CFPB has recently focused its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act (Reg X), the Truth-in-Lending Act (Reg Z), the Equal Credit Opportunity Act (Reg B), and the Fair Debt Collection Practices Act. On January 10, 2014, several mortgage-related rules went into effect involving, among other things, new Ability-to-Repay requirements, standards for the “Qualified Mortgage” safe harbor, a new regulatory framework for mortgage servicing, and changes to loan originator compensation arrangements. All of these rules have created challenges for product and service offerings, operations and compliance programs for the Company.

Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, remain with the FRB. Many of the rules and regulations of the CFPB have not been implemented, and therefore, the scope and impact of the CFPB's actions cannot be determined at this time. This creates significant uncertainty for us and for the financial services industry in general.

These new laws, regulations, and changes may continue to increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The future impact of the many provisions of the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon regulatory interpretation and rulemaking that still must be undertaken. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, and results of operations.

Changes in the capital, leverage, liquidity requirements and the introduction of stress testing requirements for financial institutions could materially affect future requirements of the Company.

Under Basel III, financial institutions will be required to have more capital and a higher quality of capital. Under the final rules issued by the banking regulators, minimum requirements will increase for both the quantity and quality of capital held by the Company. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.

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

In recent years, Hawaii overhauled its rules for nonjudicial, or out-of-court, foreclosures.  Previously, nonjudicial foreclosures were how most lenders handled foreclosures in Hawaii, as the process was quicker and less expensive than going through court.  The revised rules had the unintended effect of many lenders forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, creating a backlog that has slowed the judicial foreclosure process.  Although some of the backlog has been cleared, many lenders continue to use the judicial foreclosure process exclusively, making the foreclosure process very lengthy. There is discussion about further changes to the foreclosure laws in Hawaii, with the potential to create further delays for new and existing cases.  In addition, the joint federal-state settlement with several mortgage servicers over foreclosure practice abuses creates additional uncertainty for the Company and the mortgage servicing industry in general as it relates to the implementation of mortgage loan modifications and loss mitigation practices in the future.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could affect our financial condition or results of operations.

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

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, for example, dividends on the Parent's common stock or to repurchase common stock under the Parent's share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent. If the amount of dividends paid by the Bank is further limited, the Parent's ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited as well.

A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation.

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. These third parties with which we do business or that facilitate our business activities, including exchanges, clearing firms, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints. Although we have safeguards and business continuity plans in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses, loss of customers, or damage to our reputation.

An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.

Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation by private groups such as the payment card industry, as well as governmental authorities.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, credit card numbers, bank account information or other personal information or to introduce viruses or other malware through "trojan horse" programs to our customers' computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber crime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving customer personal and financial information, the potential impact on the Company and any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and expose the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.

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

We are, from time to time, involved in various legal proceedings arising from our normal business activities. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. Substantial legal liability or significant regulatory action against us could have material financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our financial results for any particular period.

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

Our mortgage banking income decreased in 2014 compared to 2013 primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Further decreases in mortgage banking income could adversely affect our results of operations.

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

There can be no assurance that the Parent will continue to declare cash dividends or repurchase stock.

During 2014, the Parent repurchased 1.1 million shares of the Parent's common stock at a total cost of $60.7 million under its share repurchase program. The Parent also paid cash dividends of $79.7 million during 2014. In January 2015, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. In addition, from January 1, 2015 through February 13, 2015, the Parent repurchased an additional 149,048 shares of common stock at an average cost of $57.16 per share and a total cost of $8.5 million. As of February 13, 2015, remaining buyback authority was $64.7 million of the total $2.0 billion repurchase amount authorized by our Board of Directors.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2014	$61.73	$52.70	$59.31	$24.13	$1.80
First Quarter	61.36	54.16	60.61		0.45
Second Quarter	61.73	53.45	58.69		0.45
Third Quarter	60.75	55.55	56.81		0.45
Fourth Quarter	61.00	52.70	59.31		0.45

2013	$59.92	$44.88	$59.14	$22.75	$1.80
First Quarter	50.91	44.88	50.81		0.45
Second Quarter	52.17	46.04	50.32		0.45
Third Quarter	57.13	50.50	54.45		0.45
Fourth Quarter	59.92	53.16	59.14		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 13, 2015, there were 6,425 common shareholders of record.

The Parent's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders and the level and feasibility of repurchasing shares of the Parent's common stock. Under the Parent's general practice, dividends declared are paid within the quarter. See "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2014	184,563	$55.96	184,000	$78,926,775
November 1 - 30, 2014	65,297	59.10	64,000	75,139,195
December 1 - 31, 2014	50,360	58.58	32,530	73,246,588
Total	300,220	$57.08	280,530

1 During the fourth quarter of 2014, 19,690 shares were purchased from employees and/or directors in connection with shares purchased for a deferred compensation plan, and income tax withholdings related to the vesting of restricted stock. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001. As of December 31, 2014, $73.2 million remained of the total $2.0 billion total repurchase amount authorized by the Parent's Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2009 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
Bank of Hawaii Corporation	$100	$104	$103	$106	$147	$152
S&P 500 Index	$100	$115	$117	$136	$180	$205
S&P Banks Index	$100	$113	$83	$116	$157	$178

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Year Ended December 31,
Operating Results
Net Interest Income	$379.7	$358.9	$377.3	$390.2	$406.5
Provision for Credit Losses	(4.9)	—	1.0	12.7	55.3
Total Noninterest Income	180.0	186.2	200.3	197.7	255.3
Total Noninterest Expense	326.9	331.0	334.3	348.2	346.2
Net Income	163.0	150.5	166.1	160.0	183.9
Basic Earnings Per Share	3.71	3.39	3.68	3.40	3.83
Diluted Earnings Per Share	3.69	3.38	3.67	3.39	3.80
Dividends Declared Per Share	1.80	1.80	1.80	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.14%	1.10%	1.22%	1.22%	1.45%
Net Income to Average Shareholders' Equity (ROE)	15.50	14.78	16.23	15.69	18.16
Efficiency Ratio [1]	58.41	60.71	57.88	59.23	52.32
Net Interest Margin [2]	2.85	2.81	2.97	3.13	3.41
Dividend Payout Ratio [3]	48.52	53.10	48.91	52.94	47.00
Average Shareholders' Equity to Average Assets	7.35	7.44	7.52	7.78	7.98

Average Balances
Average Loans and Leases	$6,405.4	$5,883.7	$5,680.3	$5,349.9	$5,472.5
Average Assets	14,317.5	13,692.1	13,609.2	13,105.0	12,687.7
Average Deposits	12,122.1	11,396.8	10,935.0	9,924.7	9,509.1
Average Shareholders' Equity	1,052.2	1,018.3	1,023.3	1,020.1	1,012.7

Weighted Average Shares Outstanding
Basic Weighted Average Shares	43,899,208	44,380,948	45,115,441	47,064,925	48,055,025
Diluted Weighted Average Shares	44,125,456	44,572,725	45,249,300	47,224,981	48,355,965

As of December 31,
Balance Sheet Totals
Loans and Leases	$6,897.6	$6,095.4	$5,854.5	$5,538.3	$5,335.8
Total Assets	14,787.2	14,084.3	13,728.4	13,846.4	13,126.8
Total Deposits	12,633.1	11,914.7	11,529.5	10,592.6	9,889.0
Long-Term Debt	173.9	174.7	128.1	30.7	32.7
Total Shareholders' Equity	1,055.1	1,012.0	1,021.7	1,002.7	1,011.1

Asset Quality
Allowance for Loan and Lease Losses	$108.7	$115.5	$128.9	$138.6	$147.4
Non-Performing Assets	30.1	39.7	37.1	40.8	37.8

Financial Ratios
Allowance to Loans and Leases Outstanding	1.58%	1.89%	2.20%	2.50%	2.76%
Tier 1 Capital Ratio [4]	14.69	16.05	17.18	17.90	18.96
Total Capital Ratio [4]	15.94	17.31	18.45	19.17	20.23
Tier 1 Leverage Ratio [4]	7.13	7.24	7.25	7.20	7.45
Total Shareholders' Equity to Total Assets	7.14	7.19	7.44	7.24	7.70
Tangible Common Equity to Tangible Assets [5]	6.94	6.98	7.23	7.03	7.48
Tangible Common Equity to Risk-Weighted Assets [4,5]	14.46	15.67	17.46	18.17	19.49

Non-Financial Data
Full-Time Equivalent Employees	2,161	2,196	2,276	2,370	2,399
Branches and Offices	74	74	76	81	82
ATMs	459	466	494	506	502
Common Shareholders of Record	6,421	6,564	6,775	6,977	7,128

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a fully taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Financial ratios for prior periods were revised to conform to the current period calculation.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the "Use of Non-GAAP Financial Measures" section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Total Shareholders' Equity	$1,055,086	$1,011,976	$1,021,665	$1,002,667	$1,011,133
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	33	83	154
Tangible Common Equity	$1,023,569	$980,459	$990,115	$971,067	$979,462

Total Assets	$14,787,208	$14,084,280	$13,728,372	$13,846,391	$13,126,787
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	33	83	154
Tangible Assets	$14,755,691	$14,052,763	$13,696,822	$13,814,791	$13,095,116
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$7,077,035	$6,258,143	$5,671,774	$5,345,740	$5,024,916

Total Shareholders' Equity to Total Assets	7.14%	7.19%	7.44%	7.24%	7.70%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.94%	6.98%	7.23%	7.03%	7.48%

Tier 1 Capital Ratio [1]	14.69%	16.05%	17.18%	17.90%	18.96%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	14.46%	15.67%	17.46%	18.17%	19.49%
1 Financial ratios for prior periods were revised to conform to the current period calculation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements concerning, among other things, the economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances.

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

The fair value hierarchy defines Level 1 valuations as those based on quoted prices, unadjusted, for identical instruments traded in active markets. Level 2 valuations are those based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market, or significant management judgment or estimation, some of which may be internally developed.

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2014 and 2013, $2.3 billion or 16% of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2014 and 2013, $16.8 million and $22.0 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2014 and 2013, Level 3 financial assets recorded at fair value on a recurring basis were $19.0 million and $25.3 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2014 and 2013, Level 3 financial liabilities recorded at fair value on a recurring basis were $16.3 million and $21.0 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2014 and 2013, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also reviews a sample of securities priced by the Company's third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor's reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 20 to the Consolidated Financial Statements for more information on our fair value measurements.

Leased Asset Residual Values

Lease financing receivables include a residual value component, which represents the estimated value of leased assets upon lease expiration. Our determination of residual value is derived from a variety of sources, including equipment valuation services, appraisals, and publicly available market data on recent sales transactions for similar equipment. The length of time until lease termination, the cyclical nature of equipment values, and the limited marketplace for re-sale of certain leased assets, are important variables considered in making this determination. We update our valuation analysis on an annual basis, or more frequently as warranted by events or circumstances. When we determine that the fair value is lower than the expected residual value at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed.

Income Taxes

We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in seven federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2014 and 2013, we carried a valuation allowance of $4.7 million and $4.2 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2014 and 2013, our liabilities for UTBs were $12.2 million and $11.8 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

In 2014, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $2.9 million in 2014.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders. Our business plan is balanced between growth and risk management while maintaining flexibility to adjust to economic changes. We will continue to focus on providing customers with best in class service and an innovative mix of products and services.  We will also remain focused on continuing to deliver strong financial results while maintaining prudent risk and capital management strategies as well as our commitment to support our local communities.

Hawaii Economy

General economic conditions in Hawaii continued to be healthy during 2014, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and accelerating construction activity.  In 2014, a record 8.3 million visitors arrived in Hawaii, surpassing the 2013 record of 8.2 million visitors by 1.3%. Total visitor spending for 2014 increased by 2.3% compared to the same period in 2013.  The statewide seasonally-adjusted unemployment rate was 4.0% in December 2014 compared to 5.6% nationally.  Real estate prices on Oahu reached new records in 2014, even as number of sales declined slightly mainly due to limited inventory of available properties on the market. The volume of single-family home sales on Oahu decreased 0.8% in 2014 compared to 2013, while the volume of condominium sales on Oahu decreased 1.3% in 2014 compared to 2013.  The median price of single-family home sales and condominium sales on Oahu increased 3.8% and 5.4%, respectively, in 2014 compared to 2013. As of December 31, 2014, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.6 months and 3.0 months, respectively.

Earnings Summary

Net income for 2014 was $163.0 million, an increase of $12.5 million or 8% compared to 2013. Diluted earnings per share were $3.69 in 2014, an increase of $0.31 or 9% compared to 2013. Our return on average assets was 1.14% in 2014, an increase of 4 basis points from 2013, and our return on average shareholders' equity was 15.50% in 2014, an increase of 72 basis points from 2013.

Our higher net income in 2014 was primarily due to the following:

•
Net interest income was $379.7 million in 2014, an increase of $20.7 million or 6% compared to 2013. Our net interest margin was 2.85% in 2014, an increase of 4 basis points compared to 2013. The higher margin in 2014 was primarily due to continued loan growth and lower premium amortization in our investment securities portfolio.

•
Net gains on sales of investment securities totaled $8.1 million in 2014 compared to no sales of investment securities in 2013. The net gain was primarily due to the sale of 90,500 Visa Class B restricted shares which resulted in a net gain of $7.9 million. We also contributed 21,600 Visa Class B restricted shares to the Bank of Hawaii Foundation in 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2014.

•
We recorded a negative provision for credit losses of $4.9 million in 2014 compared to no provision in 2013. The negative provision reflects the continued strength of our credit risk profile, several large commercial loan recoveries in 2014, as well as a reduction in the specific reserve related to one commercial loan during 2014.

•
Noninterest expense was $326.9 million, a decrease of $4.1 million or 1% in 2014 compared to 2013. This decrease was primarily due to an insurance reserve reduction coupled with lower net occupancy expense and lower separation expense.

These items were partially offset by the following:

•
Mortgage banking income was $7.6 million in 2014, a decrease of $11.6 million or 61% compared to 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans.

•
The provision for income taxes was $74.6 million in 2014, an increase of $10.9 million or 17% compared to 2013 due to higher pretax income and a higher effective income tax rate mainly resulting from a larger release of tax reserves in 2013.

We continued our focus on maintaining a strong balance sheet throughout 2014, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
Total loans and leases were $6.9 billion as of December 31, 2014, an increase of $802.2 million or 13% from December 31, 2013 primarily due to growth in our commercial lending portfolio and residential mortgage portfolio.

•
The allowance for loan and lease losses (the "Allowance") was $108.7 million as of December 31, 2014, a decrease of $6.8 million or 6% from December 31, 2013. The ratio of our Allowance to total loans and leases outstanding decreased to 1.58% as of December 31, 2014, compared to 1.89% as of December 31, 2013. This decrease was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and an improving Hawaii economy.

•
We continued to invest excess liquidity in high-grade investment securities. The total carrying value of our investment securities portfolio was $6.8 billion and $7.0 billion as of December 31, 2014 and 2013, respectively. In 2014, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae and into higher yielding lending activities.

•
Total deposits were $12.6 billion as of December 31, 2014, an increase of $718.4 million or 6% from December 31, 2013. This growth was primarily in our commercial and consumer core deposits. Public time deposits also increased due in part to local government entities shifting funds previously held in repurchase agreements.

•
Total shareholders' equity was $1.1 billion as of December 31, 2014, an increase of $43.1 million or 4% from December 31, 2013. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2014, we repurchased 1.1 million shares of common stock at a total cost of $64.0 million under our share repurchase program and from employees and/or directors in connection with stock swaps and income tax withholdings related to the vesting of restricted stock. We also paid cash dividends of $79.7 million during 2014.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2014			2013			2012
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.3	$—	0.21%	$4.0	$—	0.26%	$3.7	$—	0.26%
Funds Sold	316.2	0.7	0.21	221.2	0.4	0.19	263.5	0.5	0.20
Investment Securities
Available-for-Sale
Taxable	1,536.5	27.7	1.80	2,138.3	38.7	1.81	2,708.3	49.1	1.82
Non-Taxable	699.6	22.7	3.24	684.2	22.9	3.35	638.0	25.9	4.05
Held-to-Maturity
Taxable	4,412.5	99.4	2.25	3,955.8	86.7	2.19	3,636.7	95.0	2.61
Non-Taxable	251.3	10.0	3.95	130.8	5.1	3.94	—	—	—
Total Investment Securities	6,899.9	159.8	2.32	6,909.1	153.4	2.22	6,983.0	170.0	2.43
Loans Held for Sale	3.2	0.1	4.31	16.4	0.7	4.18	14.7	0.6	4.29
Loans and Leases [1]
Commercial and Industrial	970.3	33.3	3.43	865.8	30.9	3.57	800.2	31.3	3.91
Commercial Mortgage	1,331.5	52.5	3.94	1,152.9	46.9	4.06	988.2	42.9	4.34
Construction	109.4	4.8	4.40	114.6	5.4	4.75	101.9	5.1	5.04
Commercial Lease Financing	237.6	7.0	2.96	261.6	6.0	2.31	283.3	6.8	2.39
Residential Mortgage	2,377.9	101.6	4.27	2,275.8	101.7	4.47	2,349.6	111.3	4.74
Home Equity	815.6	31.9	3.91	761.5	31.4	4.12	773.2	33.4	4.31
Automobile	288.8	15.4	5.32	232.3	12.7	5.48	196.8	11.7	5.96
Other [2]	274.3	20.8	7.58	219.2	18.0	8.21	187.1	15.2	8.11
Total Loans and Leases	6,405.4	267.3	4.17	5,883.7	253.0	4.30	5,680.3	257.7	4.54
Other	72.7	1.2	1.66	78.3	1.2	1.50	79.9	1.1	1.41
Total Earning Assets [3]	13,701.7	429.1	3.13	13,112.7	408.7	3.12	13,025.1	429.9	3.30
Cash and Due from Banks	143.4			138.9			137.2
Other Assets	472.4			440.5			446.9
Total Assets	$14,317.5			$13,692.1			$13,609.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,390.8	$0.7	0.03%	$2,140.5	$0.6	0.03%	$1,938.6	$0.5	0.03%
Savings	4,592.6	3.9	0.09	4,461.4	3.9	0.09	4,447.8	4.5	0.10
Time	1,450.3	4.9	0.34	1,406.2	5.6	0.40	1,524.6	7.4	0.48
Total Interest-Bearing Deposits	8,433.7	9.5	0.11	8,008.1	10.1	0.13	7,911.0	12.4	0.16
Short-Term Borrowings	9.3	—	0.14	31.7	—	0.15	15.1	—	0.14
Securities Sold Under Agreements to Repurchase	747.9	25.9	3.46	809.4	26.9	3.32	1,335.7	28.9	2.16
Long-Term Debt	174.4	2.6	1.45	171.0	2.6	1.50	31.5	1.9	6.10
Total Interest-Bearing Liabilities	9,365.3	38.0	0.41	9,020.2	39.6	0.44	9,293.3	43.2	0.47
Net Interest Income		$391.1			$369.1			$386.7
Interest Rate Spread			2.72%			2.68%			2.83%
Net Interest Margin			2.85%			2.81%			2.97%
Noninterest-Bearing Demand Deposits	3,688.4			3,388.7			3,024.0
Other Liabilities	211.6			264.9			268.6
Shareholders' Equity	1,052.2			1,018.3			1,023.3
Total Liabilities and Shareholders' Equity	$14,317.5			$13,692.1			$13,609.2

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $11.5 million for 2014, $10.2 million for 2013, and $9.5 million for 2012.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2014 Compared to 2013			Year Ended December 31, 2013 Compared to 2012
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.2	$0.1	$0.3	$(0.1)	$0.0	$(0.1)
Investment Securities
Available-for-Sale
Taxable	(10.9)	(0.1)	(11.0)	(10.3)	(0.1)	(10.4)
Non-Taxable	0.6	(0.8)	(0.2)	1.8	(4.8)	(3.0)
Held-to-Maturity
Taxable	10.2	2.5	12.7	7.9	(16.2)	(8.3)
Non-Taxable	4.9	—	4.9	5.1	—	5.1
Total Investment Securities	4.8	1.6	6.4	4.5	(21.1)	(16.6)
Loans Held for Sale	(0.6)	—	(0.6)	0.1	—	0.1
Loans and Leases
Commercial and Industrial	3.6	(1.2)	2.4	2.5	(2.9)	(0.4)
Commercial Mortgage	7.0	(1.4)	5.6	6.9	(2.9)	4.0
Construction	(0.2)	(0.4)	(0.6)	0.6	(0.3)	0.3
Commercial Lease Financing	(0.6)	1.6	1.0	(0.6)	(0.2)	(0.8)
Residential Mortgage	4.4	(4.5)	(0.1)	(3.4)	(6.2)	(9.6)
Home Equity	2.2	(1.7)	0.5	(0.5)	(1.5)	(2.0)
Automobile	3.0	(0.3)	2.7	2.0	(1.0)	1.0
Other [2]	4.3	(1.5)	2.8	2.6	0.2	2.8
Total Loans and Leases	23.7	(9.4)	14.3	10.1	(14.8)	(4.7)
Other	(0.1)	0.1	—	—	0.1	0.1
Total Change in Interest Income	28.0	(7.6)	20.4	14.6	(35.8)	(21.2)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1	0.1	—	0.1
Savings	0.1	(0.1)	—	0.0	(0.6)	(0.6)
Time	0.2	(0.9)	(0.7)	(0.6)	(1.2)	(1.8)
Total Interest-Bearing Deposits	0.4	(1.0)	(0.6)	(0.5)	(1.8)	(2.3)
Securities Sold Under Agreements to Repurchase	(2.1)	1.1	(1.0)	(13.9)	11.9	(2.0)
Long-Term Debt	0.1	(0.1)	—	3.1	(2.4)	0.7
Total Change in Interest Expense	(1.6)	—	(1.6)	(11.3)	7.7	(3.6)
Change in Net Interest Income	$29.6	$(7.6)	$22.0	$25.9	$(43.5)	$(17.6)
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
Net interest income was $379.7 million in 2014, an increase of $20.7 million or 6% compared to 2013. On a taxable-equivalent basis, net interest income was $391.1 million in 2014, an increase of $22.0 million or 6% compared to 2013. Net interest margin increased by four basis points in 2014 compared to 2013. The higher margin in 2014 was primarily due to our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earning assets compared to 2013. In addition, the yields on investment securities have improved due in part to lower premium amortization.
Yields on our earning assets increased by one basis point in 2014 compared to 2013. Yields on our investment securities portfolio increased by 10 basis points in 2014 compared to 2013, due in part to lower premium amortization. The increase in the yields on our investment securities portfolio was partially offset by the lower yields in nearly every category of our loan and lease portfolio. Yields on our residential mortgage portfolio decreased by 20 basis points in 2014 compared to 2013 primarily due to continued payoff activity of higher rate mortgage loans and the addition to our portfolio of lower rate mortgage loans. Also contributing to the increase in our net interest margin in 2014 compared to 2013 were slightly lower funding costs due to marginally lower rates paid on our time deposits, partially offset by higher rates paid on our securities sold under agreements to repurchase. Rates of our securities sold under agreements to repurchase increased by 14 basis points primarily due to local government entities transferring much of their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into public time deposits, leaving the balance in our repurchase agreements consisting mainly of those with private entities. These agreements with private entities have longer terms at relatively higher interest rates.
Average balances of our earning assets increased by $589.1 million or 4% in 2014 compared to 2013 primarily due to an increase in the average balances of our loan and lease portfolio. Average balances of our loans and leases increased by $521.7 million in 2014 compared to 2013 primarily due to growth in our commercial mortgage, commercial and industrial, and residential mortgage loan portfolios. The average balance of our commercial mortgage portfolio increased by $178.6 million primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. The average balance of our commercial and industrial loan portfolio increased by $104.6 million due to an increase in corporate demand for funding from new and existing customers. The average balance of our residential mortgage loan portfolio increased by $102.0 million primarily due to our decision to add more conforming saleable loans to our portfolio and a decrease in payoffs resulting from lower refinancing activity. The average balance of our total investment securities portfolio remained relatively unchanged in 2014 compared to 2013. However, the composition of our portfolio changed slightly in 2014 as we reduced our positions in mortgage-backed securities issued by the Government National Mortgage Association (“Ginnie Mae”) and re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae. However, Ginnie Mae mortgage-backed securities remain our largest investment type.
Average balances of our interest-bearing liabilities increased by $345.0 million or 4% in 2014 compared to 2013 primarily due to our efforts to grow our relationship checking and savings deposit products. Average time deposit balances also increased during the year, however this increase was primarily the result of local government entities transferring funds previously held in securities sold under agreements to repurchase.
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
Yields on our earning assets decreased by 18 basis points in 2013 compared to 2012, reflective of lower yields on investment securities and loans. Yields on our investment securities portfolio decreased by 21 basis points in 2013 compared to 2012, reflective of the run-off of higher yielding securities with proceeds, in part, being invested in lower yielding securities. Yields on our loans and leases decreased by 24 basis points in 2013 compared to 2012, with lower yields in nearly every category of loans and leases, as a result of the low interest rate environment. Partially offsetting the lower yields on our earning assets in 2013 compared to 2012 were slightly lower funding costs primarily due to marginally lower rates paid on our interest-bearing deposits combined with lower rates paid on our long-term debt. Rates paid on our securities sold under agreements to repurchase increased by 116 basis points in 2013 compared to 2012. This increase was primarily due to local government entities, during the second and third quarters of 2012, transferring their funds previously invested in short-term (and therefore low-yielding) repurchase agreements into public time deposits, leaving the balance of our repurchase agreements consisting mainly of longer term agreements. These agreements with private entities have longer terms at relatively higher interest rates. Rates paid on our long-term debt decreased by 460 basis points in 2013 compared to 2012 primarily due to $150.0 million in FHLB advances received since the fourth quarter of 2012 at relatively low interest rates.
Average balances of our earning assets increased by $87.6 million or 1% in 2013 compared to 2012 primarily due to an increase in the average balance of our loans and leases. Average balances of our commercial mortgage portfolio increased by $164.8 million primarily due to increased demand from new and existing customers as the economy in Hawaii continued to improve and the average balances of our commercial and industrial loan portfolio increased by $65.6 million due to an increase in corporate demand for funding. The increase in the average balances of these loan categories was partially offset by a $73.7 million decrease in our residential mortgage loan portfolio primarily due to lower originations, particularly refinancing activity, as a result of higher interest rates. In addition, the average balance of our residential mortgage loan portfolio declined due to continued paydowns and increased sales of loans in the secondary market. The increase in the average balances of our earning assets was also partially offset by a $73.9 million decrease in the average balance of our investment securities portfolio. In 2013, we continued to reduce our holdings in U.S. Treasury notes and our positions in mortgage-backed securities issued by Ginnie Mae in an effort to manage extension risk related to our mortgage-backed securities. We re-invested these proceeds, in part, into corporate and municipal bond holdings. Average balances in our U.S. Treasury Notes decreased by $288.6 million and average balances in our mortgage-backed securities issued by Ginnie Mae decreased by $122.6 million in 2013 compared to 2012. Average balances of our corporate bonds increased by $246.0 million and our municipal bond holdings increased by $176.6 million in 2013 compared to 2012.
Average balances of our interest-bearing liabilities decreased by $273.1 million or 3% in 2013 compared to 2012. Average balances of our time deposits decreased by $118.4 million as some customers moved their funds to more liquid deposits. Average balances of our securities sold under agreements to repurchase decreased by $526.4 million, a portion of which was transferred by local government entities into time deposits. Partially offsetting the decrease was a $171.3 million increase in the average balances of our premier interest-bearing demand products and a $139.5 million increase in the average balance of our long-term debt due to advances from the FHLB primarily for asset/liability management purpose. Partially offsetting the decrease in the average balances of our interest-bearing liabilities in 2013 compared to 2012 was a $281.0 million increase in the average balance of our commercial noninterest-bearing demand deposits.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a negative Provision of $4.9 million in 2014, no Provision in 2013, and a Provision of $1.0 million in 2012. Our decision to record a negative Provision in 2014 was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the "Corporate Risk Profile – Credit Risk" section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2014, 2013, and 2012.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
Trust and Asset Management	$47,798	$47,932	$45,229	$(134)	$2,703	—%	6%
Mortgage Banking	7,571	19,186	35,644	(11,615)	(16,458)	(61)	(46)
Service Charges on Deposit Accounts	35,669	37,124	37,621	(1,455)	(497)	(4)	(1)
Fees, Exchange, and Other Service Charges	53,401	50,469	48,965	2,932	1,504	6	3
Investment Securities Gains (Losses), Net	8,063	—	(77)	8,063	77	n.m.	(100)
Annuity and Insurance	8,065	9,190	9,553	(1,125)	(363)	(12)	(4)
Bank-Owned Life Insurance	6,639	5,892	6,805	747	(913)	13	(13)
Other	12,811	16,430	16,546	(3,619)	(116)	(22)	(1)
Total Noninterest Income	$180,017	$186,223	$200,286	$(6,206)	$(14,063)	(3)%	(7)%
n.m. - not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $10.2 billion, $10.4 billion, and $9.9 billion as of December 31, 2014, 2013, and 2012, respectively. Trust and asset management income remained relatively unchanged in 2014 compared to 2013. Special service fees decreased by $0.7 million mainly due to two large trust termination fees recorded in 2013. This was partially offset by a $0.5 million increase in agency fees in 2014 primarily due to higher market values of assets under management. Trust and asset management income increased by $2.7 million or 6% in 2013 compared to 2012. This increase was primarily due to a $1.1 million increase in agency fees mainly due to higher market values of assets under management. Special service fees increased by $0.6 million mainly due to the higher trust termination fees in 2013 mentioned above. In addition, management fees increased by $0.5 million.

Mortgage banking income is highly influenced by mortgage interest rates and the housing market.  Mortgage banking income decreased by $11.6 million or 61% in 2014 compared to 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Mortgage banking income decreased by $16.5 million or 46% in 2013 compared to 2012 as rising interest rates during 2013 adversely impacted the amount of refinance activity and the related loan sales margins.  In particular, rising interest rates caused our refinance activity to decrease, particularly in the fourth quarter of 2013, in comparison to the high volume experienced in 2012.

Service charges on deposit accounts decreased by $1.5 million or 4% in 2014 compared to 2013. This decrease was primarily due to a $0.8 million decrease in overdraft fees resulting mainly from Company policy changes as well as higher customer deposit balances. In addition, account analysis fees decreased by $0.5 million due to higher investable balances resulting in larger earnings credit rates granted to our customers. Service charges on deposit accounts decreased by $0.5 million or 1% in 2013 compared to 2012. This decrease was primarily due to a $0.3 million decline in account analysis fees due to higher investable balances resulting in larger earnings credit rates granted to our customers. In addition, overdraft fees decreased by $0.3 million primarily due to a reduction in American Samoa deposit accounts.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $2.9 million or 6% in 2014 compared to 2013. This increase was primarily due to a $3.5 million increase in commissions and fees related to our credit card business. This increase was partially offset by a $0.5 million decrease in merchant income, particularly in Guam and American Samoa. Fees, exchange, and other service charges increased by $1.5 million or 3% in 2013 compared to 2012. This increase was partially due to a $0.7 million increase in fees from our consumer credit cards, introduced in late 2012. Also contributing to the increase was a $0.7 million increase in other loan fees, primarily prepayment penalty fees and syndication and administration fees.

Net gains on sales of investment securities totaled $8.1 million in 2014 primarily due to a $7.9 million gain on the sale of 90,500 Visa Class B restricted shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. In September 2014, Visa announced a reduction of the conversion ratio from 0.4206 to 0.4121 effective September 24, 2014. As a result, the Company accrued $0.1 million in September 2014 for the amount due to the buyer in October 2014. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 397,514 Visa Class B shares (163,816 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 21,600 Visa Class B shares to the Bank of Hawaii Foundation during 2014.

Annuity and insurance income decreased by $1.1 million or 12% in 2014 compared to 2013 primarily due to lower sales of our annuity products. In general, variable annuity product sales have been affected by the Company's implementation of additional due-diligence and business practice enhancements to align with desired risk management and industry-wide regulatory scrutiny regarding the sale of these products. Fixed annuity product sales declined primarily due to the low interest rate environment making this product less appealing to customers. Annuity and insurance income decreased by $0.4 million or 4% in 2013 compared to 2012 primarily due to lower sales of our annuity products.

Bank-owned life insurance increased by $0.7 million or 13% in 2014 compared to 2013.  This increase was primarily due to new policies in 2014 combined with improved yields. Bank-owned life insurance decreased by $0.9 million or 13% in 2013 compared to 2012.  This decrease was primarily due to a $0.6 million one-time bonus adjustment on one of our policies in 2012 combined with lower yields received in 2013.

Other noninterest income decreased by $3.6 million or 22% in 2014 compared to 2013. This decrease was primarily due to a $2.6 million decrease in gains on sales of leased assets resulting mainly from sales of equipment leases in 2013. In addition, mutual fund commissions decreased by $0.4 million due to reduced sales volume. We also recognized an additional $0.2 million in fees during 2013 related to our customer interest rate swap derivative program. Other noninterest income decreased by $0.1 million or 1% in 2013 compared to 2012. This decrease was primarily due to a $0.5 million contingent payment received in the third quarter of 2012 related to the 2010 sale of our proprietary mutual funds. This decrease was offset by a $0.5 million increase in fees from safe deposit box rentals.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2014, 2013, and 2012.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
Salaries and Benefits:
Salaries	$114,199	$115,389	$115,208	$(1,190)	$181	(1)%	—%
Incentive Compensation	17,471	16,568	16,926	903	(358)	5	(2)
Share-Based Compensation	8,808	4,932	6,961	3,876	(2,029)	79	(29)
Commission Expense	4,831	6,874	6,993	(2,043)	(119)	(30)	(2)
Retirement and Other Benefits	16,800	15,289	16,014	1,511	(725)	10	(5)
Payroll Taxes	9,916	11,242	10,593	(1,326)	649	(12)	6
Medical, Dental, and Life Insurance	10,555	9,431	9,319	1,124	112	12	1
Separation Expense	448	4,486	2,394	(4,038)	2,092	(90)	87
Total Salaries and Benefits	183,028	184,211	184,408	(1,183)	(197)	(1)	—
Net Occupancy	37,296	38,745	42,965	(1,449)	(4,220)	(4)	(10)
Net Equipment	18,479	18,366	19,723	113	(1,357)	1	(7)
Data Processing	14,979	13,840	13,202	1,139	638	8	5
Professional Fees	9,794	9,405	9,623	389	(218)	4	(2)
FDIC Insurance	7,936	7,765	7,873	171	(108)	2	(1)
Other Expense:
Delivery and Postage Services	8,764	8,423	8,612	341	(189)	4	(2)
Mileage Program Travel	5,615	6,190	6,741	(575)	(551)	(9)	(8)
Merchant Transaction and Card Processing Fees	4,372	4,569	4,895	(197)	(326)	(4)	(7)
Advertising	5,273	5,021	4,659	252	362	5	8
Other	31,363	34,434	31,587	(3,071)	2,847	(9)	9
Total Other Expense	55,387	58,637	56,494	(3,250)	2,143	(6)	4
Total Noninterest Expense	$326,899	$330,969	$334,288	$(4,070)	$(3,319)	(1)%	(1)%
Total salaries and benefits decreased $1.2 million or 1% in 2014 compared to 2013. This decrease was primarily due to a $4.0 million decrease in separation expense. Commission expense decreased by $2.0 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. These decreases were partially offset by a $3.9 million increase in share-based compensation primarily due to an increase in the amortization expense related to restricted stock and an increase in restricted stock and restricted stock unit grants. Total salaries and benefits remained relatively unchanged in 2013 compared to 2012. Share-based compensation decreased by $2.0 million primarily due to amortization expense recorded in 2012 related to stock options granted during that year. These stock options were fully amortized in 2012 and there were no stock options granted in 2013. Retirement and other benefits decreased by $0.7 million primarily due to credit adjustments related to retirement plan participants' forfeitures. These decreases were offset by a $2.1 million increase in separation expense coupled with a $0.6 million increase in payroll taxes mainly due to higher Hawaii unemployment tax rates in 2013.

Net occupancy decreased by $1.4 million or 4% in 2014 compared to 2013. This decrease was primarily due to higher sublease revenue combined with lower rental expense. Net occupancy decreased by $4.2 million or 10% in 2013 compared to 2012. This decrease was primarily due to branch closures during 2012, combined with higher sublease revenue in 2013. As a result, net rental expense decreased by $2.4 million and depreciation and amortization expense decreased by $0.8 million. In addition, we recorded impairment charges of $1.1 million in 2012 related to several of the Company's branch premises.

Net equipment expense remained relatively unchanged in 2014 compared to 2013 and decreased by $1.4 million or 7% in 2013 compared to 2012 primarily due to a $1.2 million purchase of technology equipment in 2012.

Data processing expense increased by $1.1 million or 8% in 2014 compared to 2013 primarily due to fees related to additional services, including services for security enhancements related to our online banking service. Data processing expense increased by $0.6 million or 5% in 2013 compared to 2012 primarily due to new services provided in 2013 including improvements to our online and mobile banking systems.

Professional fees increased by $0.4 million or 4% in 2014 compared to 2013 primarily due to an increase in outside consulting services related mainly to compliance matters. Professional fees decreased by $0.2 million or 2% in 2013 compared to 2012 primarily due to lower legal fees.

Other noninterest expense decreased by $3.3 million or 6% in 2014 compared to 2013. Insurance expense decreased by $1.8 million primarily due to a reserve reduction in the fourth quarter of 2014. Directors' Fees decreased by $1.4 million as a result of fair value changes in their deferred compensation plan. Operating losses, which include losses as a result of bank error, fraud, items processing, or theft, decreased by $1.3 million. These decreases were partially offset by a $1.2 million increase in amortization expense related to our solar energy partnership investments. Other noninterest expense increased by $2.1 million or 4% in 2013 compared to 2012. This increase was primarily due to a $1.7 million increase in operating losses. In addition, insurance expense increased by $1.4 million mainly due to a reserve reduction in the fourth quarter of 2012. These increases were partially offset by a $1.0 million decrease in donation expense.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2014, 2013, and 2012:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2014	$74,596	31.39%
2013	63,659	29.73%
2012	76,214	31.46%

The provision for income taxes was $74.6 million in 2014, an increase of $10.9 million or 17% compared to 2013. The higher effective tax rate in 2014 compared to 2013 was primarily due to higher pretax income compared to a fixed amount of tax credits and a higher level of reserve releases in 2013.

The provision for income taxes was $63.7 million in 2013, a decrease of $12.6 million or 16% compared to 2012. The lower effective tax rate in 2013 compared to 2012 was primarily due to lower pretax income, a $3.4 million release of reserves related to the closing of a state audit for prior years, $0.9 million in higher tax credits, and $0.4 million resulting from higher tax-exempt municipal bond income. Also favorably impacting the effective tax rate in 2013 was a $0.8 million release of a valuation allowance for the expected utilization of capital losses due to the sale of a low-income housing investment.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. Table 6 summarizes net income from our business segments for 2014, 2013, and 2012. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Retail Banking	$39,187	$27,242	$39,741
Commercial Banking	51,070	37,931	49,515
Investment Services	9,309	9,843	8,923
Total	99,566	75,016	98,179
Treasury and Other	63,476	75,486	67,897
Consolidated Total	$163,042	$150,502	$166,076

Retail Banking

Net income increased by $11.9 million or 44% in 2014 compared to 2013 primarily due to an increase in net interest income, as well as decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher average balances and higher margins in both the loan and deposit portfolios. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense as a result of a reduction in mortgage banking production volume as refinancing activity declined. This decrease was partially offset by higher expense related to our credit card business. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. This decrease was partially offset by higher commissions and fees income related to our credit card business.

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

Commercial Banking
Net income increased by $13.1 million or 35% in 2014 compared to 2013 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to higher net recovery of loans and leases in the current period. The decrease in noninterest income was primarily due to lower nonrecurring loan fees and net gains on the sale of leased assets. The increase in noninterest expense was primarily due to higher allocated expenses.

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

Investment Services
Net income decreased by $0.5 million or 5% in 2014 compared to 2013 primarily due to a decrease in noninterest income, partially offset by decreases in the Provision and noninterest expense. The decrease in noninterest income was primarily due to lower annuity, mutual fund, and securities income in the segment’s full service brokerage. The decrease in the Provision was due to higher net recovery of loans in the current period. The decrease in noninterest expense was due to lower salaries and other operating expense, partially offset by an increase in allocated expense.

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
Treasury and Other
Net income decreased $12.0 million or 16% in 2014 compared to 2013 primarily due to a decrease in net interest income and a decrease in the negative Provision, partially offset by an increase in noninterest income and a decrease in noninterest expense. The decrease in net interest income was primarily due to higher deposit funding costs. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The negative provision recorded in both 2014 and 2013 is commensurate with the Company's stable credit risk profile. The increase in noninterest income was due to a $7.9 million gain on the sale of 90,500 Visa Class B restricted shares. The decrease in noninterest expense was due to higher separation expenses in 2013.
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

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2014
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$59.8	2.3%	$162.8	1.7%	$102.7	1.7%	$—	—%	$325.3	1.8%	$331.3
Debt Securities Issued by States and Political Subdivisions [1]	22.1	2.3	155.4	2.7	445.0	3.3	101.0	5.8	723.5	3.5	744.0
Debt Securities Issued by Corporations	10.0	2.9	88.3	1.6	200.0	1.6	—	—	298.3	1.7	294.8
Mortgage-Backed Securities [2]
Residential - Government Agencies	59.8	2.7	387.9	2.1	4.8	3.6	—	—	452.5	2.2	462.4
Residential - U.S. Government-Sponsored Enterprises	—	—	276.4	2.2	—	—	—	—	276.4	2.2	278.5
Commercial - Government Agencies	—	—	38.7	1.8	148.1	1.7	—	—	186.8	1.8	178.2
Total Mortgage-Backed Securities	59.8	2.7	703.0	2.2	152.9	1.8	—	—	915.7	2.1	919.1
Total	$151.7	2.5%	$1,109.5	2.1%	$900.6	2.4%	$101.0	5.8%	$2,262.8	2.4%	$2,289.2
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$99.7	2.0%	$399.1	1.2%	$—	—%	$—	—%	$498.8	1.4%	$499.6
Debt Securities Issued by States and Political Subdivisions [1]	—	—	10.9	3.0	133.1	4.3	105.5	5.7	249.5	4.8	265.0
Debt Securities Issued by Corporations	—	—	—	—	87.4	1.9	79.3	2.4	166.7	2.1	163.4
Mortgage-Backed Securities [2]
Residential - Government Agencies	52.2	2.0	2,645.7	2.3	164.4	3.2	—	—	2,862.3	2.3	2,887.1
Residential - U.S. Government-Sponsored Enterprises	—	—	379.4	2.2	—	—	—	—	379.4	2.2	383.0
Commercial - Government Agencies	—	—	—	—	309.9	2.9	—	—	309.9	2.9	306.4
Total Mortgage-Backed Securities	52.2	2.0	3,025.1	2.3	474.3	3.0	—	—	3,551.6	2.4	3,576.5
Total	$151.9	2.0%	$3,435.1	2.2%	$694.8	3.1%	$184.8	4.2%	$4,466.6	2.4%	$4,504.5
Total Investment Securities
As of December 31, 2014	$303.6		$4,544.6		$1,595.4		$285.8		$6,729.4		$6,793.7
As of December 31, 2013	$136.1		$3,725.9		$2,701.5		$426.9		$6,990.4		$6,941.3

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.8 billion as of December 31, 2014, a decrease of $232.3 million or 3% compared to December 31, 2013. As of December 31, 2014, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years.

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

In 2014, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae. However, Ginnie Mae mortgage-backed securities remain our largest investment type. As of December 31, 2014, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2014, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of December 31, 2014, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

Gross unrealized gains in our investment securities portfolio were $108.5 million as of December 31, 2014 and $68.5 million as of December 31, 2013. Gross unrealized losses on our temporarily impaired investment securities were $44.3 million as of December 31, 2014 and $117.6 million as of December 31, 2013. This decrease in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to market interest rates declining during 2014. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae and corporate bonds.

As of December 31, 2014, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $596.2 million, representing 59% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 92% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
The Company's corporate bond holdings as of December 31, 2014 had a fair value of $458.2 million. Of this total, $163.4 million or 36% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $294.8 million of corporate bonds, 95% were credit-rated A or better by Standard & Poor's while the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial
Commercial and Industrial	$1,055,243	$911,367	$829,512	$817,170	$772,624
Commercial Mortgage	1,437,513	1,247,510	1,097,425	938,250	863,385
Construction	109,183	107,349	113,987	98,669	80,325
Lease Financing	226,189	262,207	274,969	311,928	334,997
Total Commercial	2,828,128	2,528,433	2,315,893	2,166,017	2,051,331
Consumer
Residential Mortgage	2,571,090	2,282,894	2,349,916	2,215,892	2,094,189
Home Equity	866,688	773,385	770,376	780,691	807,479
Automobile	323,848	255,986	209,832	192,506	209,008
Other [1]	307,835	254,689	208,504	183,198	173,785
Total Consumer	4,069,461	3,566,954	3,538,628	3,372,287	3,284,461
Total Loans and Leases	$6,897,589	$6,095,387	$5,854,521	$5,538,304	$5,335,792
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $6.9 billion as of December 31, 2014. This represents an $802.2 million or 13% increase from December 31, 2013.

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

Commercial loans and leases were $2.8 billion as of December 31, 2014, an increase of $299.7 million or 12% from December 31, 2013. Commercial and industrial loans increased by $143.9 million or 16% from December 31, 2013 due to an increase in corporate demand for funding from new and existing customers. Commercial mortgage loans increased by $190.0 million or 15% from December 31, 2013 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. Also contributing to the increase in commercial mortgage loans was the transfer of construction loans upon project completion into the commercial mortgage loan portfolio. Construction loans increased by $1.8 million or 2% from December 31, 2013 primarily due to increased activity in construction projects such as condominiums and low-income housing. This increase was partially offset by the aforementioned loans transferred to the commercial mortgage loan portfolio. Lease financing decreased by $36.0 million or 14% from December 31, 2013 due to continued paydowns and a lessee exercising its early buy-out option on an aircraft leveraged lease in the first quarter of 2014 which resulted in a nominal after-tax loss.

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

Consumer loans and leases were $4.1 billion as of December 31, 2014, an increase of $502.5 million or 14% from December 31, 2013. Residential mortgage loans increased by $288.2 million or 13% from December 31, 2013 primarily due to our decision to add more conforming saleable loans to our portfolio and a decrease in payoffs resulting from lower refinancing activity. Home equity loans increased by $93.3 million or 12% from December 31, 2013 primarily due to lower paydowns and an increase in loan production and higher line utilization. Automobile loans increased by $67.9 million or 27% from December 31, 2013 primarily due to increased customer demand combined with market share gains. Other consumer loans increased by $53.1 million or 21% from December 31, 2013 primarily due to our successful installment loan campaign in 2014 as well as growth in our consumer credit card balances.

See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2014
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$935,258	$67,367	$50,699	$897	$1,022	$1,055,243
Commercial Mortgage	1,318,413	27,060	92,040	—	—	1,437,513
Construction	109,183	—	—	—	—	109,183
Lease Financing	44,238	176,618	647	—	4,686	226,189
Total Commercial	2,407,092	271,045	143,386	897	5,708	2,828,128
Consumer
Residential Mortgage	2,460,353	—	107,714	3,023	—	2,571,090
Home Equity	831,722	3,909	29,377	1,680	—	866,688
Automobile	248,598	285	69,985	4,980	—	323,848
Other [3]	233,396	—	34,885	39,547	7	307,835
Total Consumer	3,774,069	4,194	241,961	49,230	7	4,069,461
Total Loans and Leases	$6,181,161	$275,239	$385,347	$50,127	$5,715	$6,897,589
Percentage of Total Loans and Leases	90%	4%	5%	1%	0%	100%

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

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2014
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$282,992	$326,654	$445,597	$1,055,243
Construction	45,891	17,764	45,528	109,183
Total	$328,883	$344,418	$491,125	$1,164,426

1 Based on contractual maturities.
2 As of December 31, 2014, loans maturing after one year consisted of $549.7 million in variable rate loans and $285.8 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2014 and 2013. As of December 31, 2014, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $225.9 million as of December 31, 2014, an increase of $18.6 million or 9% from December 31, 2013. This increase was primarily due to a $28.6 million increase in commitments to fund low-income housing and solar energy partnership investments. This was partially offset by a $10.9 million redemption of a portion of our FHLB stock and a $6.1 million decrease in state tax deposits due to the settlement of prior year tax issues. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2014 and 2013.

Deposits	Table 11
	December 31,
(dollars in thousands)	2014	2013
Consumer	$6,092,929	$5,829,352
Commercial	5,163,352	4,814,076
Public and Other	1,376,808	1,271,228
Total Deposits	$12,633,089	$11,914,656

Total deposits were $12.6 billion as of December 31, 2014, a $718.4 million or 6% increase from December 31, 2013. This increase was primarily due to a $349.3 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $263.6 million, mainly reflecting core deposit growth primarily resulting from our efforts to grow our relationship checking and savings deposits products. Also contributing to the increase was a $149.6 million increase in public time deposits mainly due to local government entities shifting funds previously held in repurchase agreements.

Table 12 presents the components of our savings deposits as of December 31, 2014 and 2013.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2014	2013
Money Market	$1,766,173	$1,654,435
Regular Savings	3,040,402	2,905,715
Total Savings Deposits	$4,806,575	$4,560,150

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2014	2013
Government Entities	$88,601	$170,049
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$688,601	$770,049

Securities sold under agreements to repurchase were $688.6 million as of December 31, 2014, a decrease of $81.4 million or 11% from December 31, 2013. This decrease was due in part to local government entities shifting funds to time deposits. As of December 31, 2014, the weighted-average maturity was 288 days for our repurchase agreements with government entities and 4.4 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.7 years.  As of December 31, 2014 and 2013, the weighted-average interest rate for repurchase agreements with government entities was 0.31% and 0.19%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2014 and 2013 was 4.21%, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  See Note 9 and 18 to the Consolidated Financial Statements for more information.

Long-Term Debt

Long-term debt was $173.9 million as of December 31, 2014, relatively unchanged from December 31, 2013. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016.

These advances were primarily for asset/liability management purposes. As of December 31, 2014, our remaining line of credit with the FHLB was $788.9 million.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $55.5 million as of December 31, 2014, a $20.5 million or 59% increase from December 31, 2013. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The increase in retirement benefits payable was primarily due to utilizing a lower discount rate and updated mortality assumptions.

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

Discount Rate Sensitivity Analysis						Table 14
		Impact of
		Discount Rate 25 Basis Point Increase			Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Base Discount Rate	Pension Benefits	Postretirement Benefits	Base Discount Rate	Pension Benefits	Postretirement Benefits
2014 Net Periodic Benefit Cost	5.22%	$—	$(74)	5.22%	$(7)	$75
Benefit Plan Obligations as of December 31, 2014	4.25%	(3,224)	(927)	4.28%	3,317	956
Estimated 2015 Net Periodic Benefit Cost	4.25%	26	4	4.28%	(36)	(6)

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2014, 2013 and 2012, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers' borrowing needs and capacity to repay, in conjunction with their character and history.

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

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are generally secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income ("DTI") ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate ("LIBOR"). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer interest-only or payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.

Home equity loans are secured by both first and second liens on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 80% of the value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant's overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. We do not offer home equity loan products with reduced documentation.

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

General economic conditions in Hawaii continued to be healthy during 2014, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and accelerating construction activity. Our overall credit risk position reflects this positive trend, with decreasing levels of higher risk loans and leases and credit losses compared to 2013.

Higher Risk Loans and Leases

Although asset quality has improved in recent years, we remain vigilant in light of the uncertainties in the U.S. economy as well as concerns related to specific segments of our lending portfolio that present a higher risk profile. As of December 31, 2014, the higher risk segments within our loan and lease portfolio continue to be concentrated in residential land loans, certain home equity loans, and air transportation leases. In addition, loans and leases based on Hawaiian islands other than Oahu (the "neighbor islands") may present a higher risk profile as the neighbor islands have continued to experience higher levels of unemployment and have shown signs of slower economic recovery when compared to Oahu.

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

Higher Risk Loans and Leases Outstanding	Table 15
	December 31,
(dollars in thousands)	2014	2013
Residential Land Loans	$8,565	$11,922
Home Equity Loans	11,128	12,594
Air Transportation Leases	16,752	26,152
Total	$36,445	$50,668

As of December 31, 2014, our higher risk loans and leases outstanding decreased by $14.2 million or 28% from December 31, 2013, with improvements in each category.

Residential land loans in our residential mortgage portfolio consist of consumer loans secured by unimproved lots. These loans often represent higher risk due to the volatility in the value of the underlying collateral. Our residential land loan portfolio was $8.6 million as of December 31, 2014, of which $7.1 million related to properties on the neighbor islands. The decrease in our higher risk exposure in this portfolio in 2014 was primarily due to $3.1 million in payments and $0.3 million in gross loan charge-offs. Residential land loans are collectively evaluated for impairment in connection with the evaluation of our residential mortgage portfolio. As of December 31, 2014, there was one residential land loan that was modified as a troubled debt restructuring with no associated Allowance. As of December 31, 2014, there was a nominal Allowance associated with our residential land loan portfolio. As of December 31, 2014, $0.3 million of our residential land loans were on non-accrual status and we have previously recorded partial charge-offs of $0.4 million on these loans.
The higher risk segment within our Hawaii home equity lending portfolio was $11.1 million or 1% of our total home equity loans outstanding as of December 31, 2014, a decrease of $1.5 million or 12% from December 31, 2013. This decrease was primarily due to an improvement in credit scores. The higher risk segment within our Hawaii home equity portfolio includes those loans originated in 2005 or later, with current monitoring credit scores below 600, and with original LTV ratios greater than 70%. The decrease in our higher risk exposure in this portfolio segment in 2014 was primarily due to improved credit score migration from our Oahu owner occupants, which account for 69% of this higher risk segment. Higher risk loans in our Hawaii home equity portfolio are collectively evaluated for impairment in connection with the evaluation of our entire home equity portfolio. As of December 31, 2014, there was no specific Allowance associated with the balance of our higher risk home equity loans. These loans had a 90 day past due delinquency ratio of 5% and $1.7 million in gross charge-offs were recorded during 2014.
We consider all of our air transportation leases to be of higher risk due to the volatile financial profile of the industry. Air transportation carriers continue to demonstrate a higher risk profile due to fluctuations in fuel costs, pension plan obligations, consumer demand, and marginal pricing power. Carriers are migrating to newer generations of more fuel efficient fleets, which are negatively impacting older generation aircraft valuations. We believe that these risks could place additional pressure on the financial health of air transportation carriers for the foreseeable future. Outstanding credit exposure related to our air transportation leases was $16.8 million as of December 31, 2014, a decrease of $9.4 million or 36% from December 31, 2013. As of December 31, 2014, included in our commercial leasing portfolio were two leveraged leases on aircraft that were originated in the 1990's and prior. As of December 31, 2014, the Allowance associated with our air transportation leases was $0.3 million, a decrease of $2.2 million from December 31, 2013 due to ongoing assessments of industry conditions. During 2014, there were no delinquencies in our air transportation lease portfolio and no charge-offs were recorded.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$9,088	$11,929	$5,534	$6,243	$1,642
Commercial Mortgage	745	2,512	3,030	2,140	3,503
Construction	—	—	833	2,080	288
Lease Financing	—	—	—	5	19
Total Commercial	9,833	14,441	9,397	10,468	5,452
Consumer
Residential Mortgage	14,841	20,264	21,725	25,256	28,152
Home Equity	3,097	1,740	2,074	2,024	2,254
Total Consumer	17,938	22,004	23,799	27,280	30,406
Total Non-Accrual Loans and Leases	27,771	36,445	33,196	37,748	35,858
Foreclosed Real Estate	2,311	3,205	3,887	3,042	1,928
Total Non-Performing Assets	$30,082	$39,650	$37,083	$40,790	$37,786

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$2	$1,173	$27	$1	$—
Total Commercial	2	1,173	27	1	—
Consumer
Residential Mortgage	4,506	4,564	6,908	6,422	5,399
Home Equity	2,596	3,009	2,701	2,194	1,067
Automobile	616	322	186	170	410
Other [1]	941	790	587	435	707
Total Consumer	8,659	8,685	10,382	9,221	7,583
Total Accruing Loans and Leases Past Due 90 Days or More	$8,661	$9,858	$10,409	$9,222	$7,583
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$45,474	$51,123	$31,844	$33,703	$23,724
Total Loans and Leases	$6,897,589	$6,095,387	$5,854,521	$5,538,304	$5,335,792
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.40%	0.60%	0.57%	0.68%	0.67%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.44%	0.65%	0.63%	0.74%	0.71%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.38%	0.61%	0.45%	0.56%	0.31%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.47%	0.68%	0.75%	0.85%	0.95%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.56%	0.81%	0.81%	0.90%	0.85%

1 Comprised of other revolving credit, installment, and lease financing.

Table 17 presents the activity in Non-Performing Assets ("NPAs") for 2014:

Non-Performing Assets (dollars in thousands)	Table 17
Balance at Beginning of Year	$39,650
Additions	9,739
Reductions
Payments	(8,811)
Return to Accrual Status	(4,763)
Sales of Foreclosed Real Estate	(4,448)
Charge-offs/Write-downs	(1,285)
Total Reductions	(19,307)
Balance at End of Year	$30,082

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

Total NPAs were $30.1 million as of December 31, 2014, a decrease of $9.6 million or 24% from December 31, 2013.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.44% as of December 31, 2014 and 0.65% as of December 31, 2013. The decrease was primarily due to a $5.4 million decrease in residential mortgage non-accrual loans and a $4.6 million reduction in commercial non-accrual loans due to payments.

Commercial and industrial non-accrual loans decreased by $2.8 million or 24% from December 31, 2013 due to paydowns. As of December 31, 2014, two commercial borrowers comprised 84% of the non-accrual balance in this category.  We have individually evaluated all of our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans decreased by $1.8 million or 70% from December 31, 2013 primarily due to three loans being paid-off during 2014. We have individually evaluated the two remaining commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $5.4 million or 27% from December 31, 2013 primarily due to $6.3 million in paydowns and $3.6 million returning to accrual status. This decrease was partially offset by $4.5 million in additions.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of December 31, 2014, our residential mortgage non-accrual loans were comprised of 39 loans with a weighted average current LTV ratio of 69%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.9 million or 28% from December 31, 2013.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.7 million as of December 31, 2014, a $1.2 million or 12% decrease from December 31, 2013.  This decrease was primarily in our commercial and industrial portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $64.7 million as of December 31, 2014 and $77.1 million as of December 31, 2013, and had a related Allowance of $5.9 million as of December 31, 2014 and $12.8 million as of December 31, 2013.  The decrease in impaired loans in 2014 was primarily due to the full repayment of a customer's commercial mortgage and commercial and industrial loans that totaled $10.6 million as of December 31, 2013. The reduction of the Allowance related to impaired loans was primarily due to a $6.0 reduction in the Allowance related to one commercial borrower.  As of December 31, 2014, we have recorded charge-offs of $17.5 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2014 had been accrued under the original terms, approximately $2.6 million in total interest income would have been recorded in 2014, compared to less than $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 18
	December 31,
(dollars in thousands)	2014	2013
Commercial
Commercial and Industrial	$13,176	$11,563
Commercial Mortgage	5,734	12,386
Construction	1,689	1,059
Total Commercial	20,599	25,008
Consumer
Residential Mortgage	32,331	32,339
Home Equity	1,012	795
Automobile	5,375	5,183
Other [1]	913	329
Total Consumer	39,631	38,646
Total	$60,230	$63,654
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR decreased by $3.4 million or 5% from December 31, 2013. This decrease was due in part to the repayment of a customer's $7.0 million commercial mortgage loan in the first quarter of 2014, partially offset by the modification of a $4.7 million commercial and industrial facility.  Residential mortgage loans modified in a TDR are those loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. As of December 31, 2014, $45.5 million or 76% of our loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Reserve for Credit Losses
The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve"). Table 19 presents the activity in the Company's reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 19
(dollars in thousands)	2014	2013	2012	2011	2010
Balance at Beginning of Period	$121,521	$134,276	$144,025	$152,777	$149,077
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(2,002)	(8,083)	(3,617)	(8,112)	(21,125)
Commercial Mortgage	—	—	—	—	(2,048)
Construction	—	—	(330)	—	(2,274)
Lease Financing	(66)	(16)	—	—	(500)
Consumer
Residential Mortgage	(771)	(2,013)	(4,408)	(8,174)	(12,139)
Home Equity	(1,672)	(5,220)	(6,717)	(10,853)	(15,052)
Automobile	(3,961)	(2,131)	(2,082)	(3,229)	(6,425)
Other [1]	(6,967)	(7,657)	(7,005)	(6,392)	(10,315)
Total Loans and Leases Charged-Off	(15,439)	(25,120)	(24,159)	(36,760)	(69,878)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	4,625	1,681	3,939	2,434	2,082
Commercial Mortgage	57	557	67	538	68
Construction	29	365	8	—	7,321
Lease Financing	10	41	177	3,528	158
Consumer
Residential Mortgage	3,448	3,540	2,820	2,152	1,544
Home Equity	1,637	1,943	1,335	1,695	1,597
Automobile	1,577	1,628	1,931	2,479	3,128
Other [1]	2,154	1,962	3,154	2,492	2,393
Total Recoveries on Loans and Leases Previously Charged-Off	13,537	11,717	13,431	15,318	18,291
Net Loans and Leases Charged-Off	(1,902)	(13,403)	(10,728)	(21,442)	(51,587)
Provision for Credit Losses	(4,864)	—	979	12,690	55,287
Provision for Unfunded Commitments	(180)	648	—	—	—
Balance at End of Period [2]	$114,575	$121,521	$134,276	$144,025	$152,777
Components
Allowance for Loan and Lease Losses	$108,688	$115,454	$128,857	$138,606	$147,358
Reserve for Unfunded Commitments	5,887	6,067	5,419	5,419	5,419
Total Reserve for Credit Losses	$114,575	$121,521	$134,276	$144,025	$152,777
Average Loans and Leases Outstanding	$6,405,431	$5,883,686	$5,680,279	$5,349,938	$5,472,534
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.03%	0.23%	0.19%	0.40%	0.94%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.58%	1.89%	2.20%	2.50%	2.76%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the statements of condition.

Allowance for Loan and Lease Losses

Table 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 20
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial
Commercial and Industrial	$26,822	$31,942	$20,724	$23,865	$26,343
Commercial Mortgage	31,118	29,495	33,182	25,900	26,634
Construction	4,927	5,588	3,592	5,326	5,691
Lease Financing	1,684	4,421	15,206	25,471	22,309
Total Commercial	64,551	71,446	72,704	80,562	80,977
Consumer
Residential Mortgage	14,069	14,631	18,063	18,758	18,063
Home Equity	14,798	13,072	24,261	27,232	29,838
Automobile	4,251	4,016	2,370	2,646	5,579
Other [1]	11,019	12,289	11,459	9,408	12,901
Total Consumer	44,137	44,008	56,153	58,044	66,381
Total Allocation of Allowance for Loan and Lease Losses	$108,688	$115,454	$128,857	$138,606	$147,358

	December 31,
	2014		2013		2012		2011		2010
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	2.54%	15.30%	3.50%	14.95%	2.50%	14.17%	2.92%	14.75%	3.41%	14.48%
Commercial Mortgage	2.16	20.84	2.36	20.47	3.02	18.74	2.76	16.94	3.08	16.18
Construction	4.51	1.58	5.20	1.76	3.15	1.95	5.40	1.78	7.09	1.50
Lease Financing	0.74	3.28	1.69	4.30	5.53	4.70	8.17	5.63	6.66	6.28
Total Commercial	2.28	41.00	2.83	41.48	3.14	39.56	3.72	39.10	3.95	38.44
Consumer
Residential Mortgage	0.55	37.28	0.64	37.45	0.77	40.14	0.85	40.01	0.86	39.25
Home Equity	1.71	12.56	1.69	12.69	3.15	13.16	3.49	14.10	3.70	15.13
Automobile	1.31	4.70	1.57	4.20	1.13	3.58	1.37	3.48	2.67	3.92
Other [1]	3.58	4.46	4.83	4.18	5.50	3.56	5.14	3.31	7.42	3.26
Total Consumer	1.08	59.00	1.23	58.52	1.59	60.44	1.72	60.90	2.02	61.56
Total	1.58%	100.00%	1.89%	100.00%	2.20%	100.00%	2.50%	100.00%	2.76%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2014, the Allowance was $108.7 million or 1.58% of total loans and leases outstanding, compared with an Allowance of $115.5 million or 1.89% of total loans and leases outstanding as of December 31, 2013.  The level of the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

Net charge-offs of loans and leases were $1.9 million or 0.03% of total average loans and leases in 2014 compared to $13.4 million or 0.23% of total average loans and leases in 2013. Net recoveries in our commercial portfolios were $2.7 million in 2014 compared to net charge-offs of $5.5 million in 2013. This favorable variance was primarily due to a $6.6 million partial charge-off recorded in 2013 related to a commercial and industrial loan in Guam coupled with increased recoveries in our commercial and industrial loan portfolio in 2014. Net charge-offs in our consumer portfolios were $4.6 million in 2014 compared to $7.9 million in 2013. This decrease was primarily reflected in our consumer real estate portfolios, reflective of improving trends in our higher risk loan segments.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2014 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment decreased by $6.9 million or 10% from December 31, 2013. This decrease was primarily due to a $5.1 million or 16% decrease in the Allowance allocated to the commercial and industrial class due to the reduction in the specific Allowance for the aforementioned commercial and industrial loan in Guam. Also contributing to the decrease was a $2.7 million or 62% decrease in the Allowance for our leasing portfolio due to reduced risk relating to our aircraft leveraged leases.
The allocation of the Allowance to our consumer portfolio segment remained relatively unchanged from December 31, 2013 as lower losses and loss rates were offset by loan growth in the portfolio.
See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of December 31, 2014, a decrease of $0.2 million or 3% from December 31, 2013. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $993.5 million as of December 31, 2014 and $939.8 million as of December 31, 2013. We also maintained investments in corporate bonds with a carrying value of $461.5 million as of December 31, 2014 and $463.7 million as of December 31, 2013. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the "Analysis of Statements of Condition - Investment Securities" section in MD&A for more information.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 21 presents, for the twelve months subsequent to December 31, 2014 and 2013, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2014, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2014, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2014 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2013. The increase in sensitivity was partially due to changes in our balance sheet mix, including increases in funds sold, floating rate commercial loans, and core deposits. Also contributing to the sensitivity increase were adjustments made to our deposit assumptions.

Net Interest Income Sensitivity Profile			Table 21
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2014		December 31, 2013
Gradual Change in Interest Rates (basis points)
+200	$7,934	2.0%	$2,580	0.7%
+100	3,740	1.0	1,000	0.3
-100	(6,528)	(1.7)	(4,086)	(1.1)
Immediate Change in Interest Rates (basis points)
+200	$18,962	4.8%	$11,113	2.9%
+100	8,804	2.2	4,874	1.3
-100	(20,755)	(5.3)	(15,014)	(4.0)

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

Liquidity Risk Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity.  Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, and our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Our held-to-maturity securities, while not intended for sale, may also be utilized in repurchase agreements to obtain funding. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt.

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of December 31, 2014, investment securities with a carrying value of $305.7 million were due to mature or expected to prepay in 2015. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2014, we could have borrowed an additional $788.9 million from the FHLB and an additional $629.1 million from the FRB based on the amount of collateral pledged.

We continued to maintain a strong liquidity position during 2014. As of December 31, 2014, cash and cash equivalents were $535.6 million, the carrying value of our available-for-sale and held-to-maturity investment securities were $2.3 billion and $4.5 billion, respectively, and total deposits were $12.6 billion. As of December 31, 2014, we continued to maintain our excess liquidity primarily in mortgage-backed securities issued by Ginnie Mae, municipal bond holdings, and in debt securities issued by the U.S. Treasury. As of December 31, 2014, our available-for-sale investment securities portfolio and our held-to-maturity investment securities portfolio were comprised of securities with an average base duration of approximately 2.9 years and 3.6 years, respectively.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2014, the Company and the Bank were considered "well capitalized" under this regulatory framework. The Company's regulatory capital ratios are presented in Table 22 below. There have been no conditions or events since December 31, 2014 that management believes have changed either the Company's or the Bank's capital classifications.

As of December 31, 2014, shareholders' equity was $1.1 billion, an increase of $43.1 million or 4% from December 31, 2013. Earnings for 2014 of $163.0 million, common stock issuances of $10.8 million, shared-based compensation of $7.9 million, and other comprehensive income of $5.1 million were offset by cash dividends paid of $79.7 million. In 2014, we also repurchased 1.1 million shares of our common stock under our share repurchase program at an average cost per share of $57.50 and a total cost of $60.7 million. From the beginning of our share repurchase program in July 2001 through December 31, 2014, we repurchased a total of 52.0 million shares of common stock and returned a total of $1.92 billion to our shareholders at an average cost of $36.96 per share. As of December 31, 2014, remaining buyback authority under our share repurchase program was $73.2 million of the total $2.0 billion repurchase amount authorized by our Board of Directors.

From January 1, 2015 through February 13, 2015, the Parent repurchased an additional 149,048 shares of common stock at an average cost of $57.16 per share and a total cost of $8.5 million. Remaining buyback authority was $64.7 million as of

February 13, 2015. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2015, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. The dividend will be payable on March 13, 2015 to shareholders of record at the close of business on February 27, 2015.

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

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Change in Shareholders' Equity
Net Income	$163,042	$150,502	$166,076	$160,043	$183,942
Cash Dividends Paid	(79,660)	(80,534)	(81,645)	(84,891)	(86,823)
Dividend Reinvestment Program	4,479	4,656	4,721	5,008	5,034
Common Stock Repurchased	(64,046)	(39,655)	(81,444)	(111,544)	(24,981)
Other[1]	19,295	(44,658)	11,290	22,918	37,988
Increase (Decrease) in Shareholders' Equity	$43,110	$(9,689)	$18,998	$(8,466)	$115,160

Regulatory Capital
Shareholders' Equity	$1,055,086	$1,011,976	$1,021,665	$1,002,667	$1,011,133
Less: Goodwill and Intangible Assets	31,517	31,517	31,550	31,600	31,671
Postretirement Benefit Liability Adjustments	(34,115)	(22,394)	(30,569)	(27,669)	(19,556)
Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	15,984	(1,300)	45,977	39,396	46,521
Other	2,069	(137)	24	2,343	(21)
Tier 1 Capital	1,039,631	1,004,290	974,683	956,997	952,518
Allowable Reserve for Credit Losses	88,785	78,761	71,680	67,775	63,923
Total Regulatory Capital [2]	$1,128,416	$1,083,051	$1,046,363	$1,024,772	$1,016,441

Risk-Weighted Assets [2]	$7,077,035	$6,258,143	$5,671,774	$5,345,740	$5,024,916

Key Regulatory Capital Ratios [2]
Tier 1 Capital Ratio	14.69%	16.05%	17.18%	17.90%	18.96%
Total Capital Ratio	15.94	17.31	18.45	19.17	20.23
Tier 1 Leverage Ratio	7.13	7.24	7.25	7.20	7.45
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.
2 Total Regulatory Capital, Risk-Weighted Assets, and Regulatory Capital Ratios for prior periods were revised to conform to the current period calculation.

Regulatory Initiatives Affecting the Banking Industry

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revises the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. Management believes that the Company's capital levels will remain characterized as "well-capitalized" under the new rules. The final rules were approved by the FRB and the FDIC in July 2013 and April 2014, respectively.

On September 3, 2014, the FRB, the FDIC, and the Office of the Comptroller of the Currency finalized the Liquidity Coverage Ratio (“LCR”), which would require banks to hold highly liquid assets relative to cash outflows over a 30-day period during a stressed scenario. The LCR will generally apply to banking organizations with over $50.0 billion in assets, and therefore, should not directly impact the Company.

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

On July 30, 2013, the FRB, OCC, and FDIC proposed supervisory guidance for these stress tests. The joint proposed guidance discusses supervisory expectations for stress test practices, provides examples of practices that would be consistent with those expectations, and offers additional details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice. Additionally, under an interim final rule adopted by the FRB on September 24, 2013, the Company incorporated the more stringent Basel III capital rules into its stress tests beginning October 2014.

We submitted our initial stress testing results, utilizing data as of September 30, 2013, to the FRB on March 31, 2014.  We are also required to make our first stress test-related public disclosure, utilizing data as of September 30, 2014, between June 15 and June 30, 2015.

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

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the "Court") overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants:  fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” as to which the FRB was entitled to “special deference.” The Court remanded one issue relating to recovery of fraud-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transaction monitoring costs fell outside of the costs associated with fraud prevention. The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. On August 18, 2014, some of the trade associations and retailers filed an appeal with the U.S. Supreme Court seeking review of the decision of the Court. On January 20, 2015, the U.S. Supreme Court announced it would not hear retailers’ challenge to the FRB's debit card interchange fee rules. The U.S. Supreme Court's refusal to hear the case keeps intact the March 21, 2014 ruling by the Court. Management will continue to monitor the developments related to this matter and any potential impact on the Company's statements of income.

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

Guarantees

We pool Federal Housing Administration ("FHA") insured and U.S. Department of Veterans Affairs ("VA") guaranteed residential mortgage loans for sale to Ginnie Mae. We have also sold residential mortgage loans in the secondary market to Fannie Mae in prior years. The agreements under which we sell residential mortgage loans to Ginnie Mae or Fannie Mae and the insurance or guaranty agreements with the FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse the respective investor if it is found that required documents were not delivered or were defective.

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

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows:

Contractual Obligations [1]					Table 23
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Deposits with No Stated Maturity	$11,199,088	$—	$—	$—	$11,199,088
Time Deposits	1,171,632	216,225	24,722	21,422	1,434,001
Funds Purchased	8,459	—	—	—	8,459
Securities Sold Under Agreements to Repurchase	64,325	124,276	200,000	300,000	688,601
Long-Term Debt [2]	103,882	53,857	—	8,730	166,469
Banker's Acceptances Outstanding	253	—	—	—	253
Capital Lease Obligations	825	1,650	1,650	27,230	31,355
Non-Cancelable Operating Leases	12,062	19,868	14,673	97,660	144,263
Purchase Obligations	10,608	13,207	3,229	695	27,739
Pension and Postretirement Benefit Contributions [3]	1,853	4,236	4,357	12,008	22,454
Total Contractual Obligations	$12,572,987	$433,319	$248,631	$467,745	$13,722,682

[1]
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2014 was $12.2 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

[2]	Includes interest on non-recourse debt.

[3]	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the above table (see Note 19 to the Consolidated Financial Statements for more information). Our non-cancelable operating leases and capital lease obligations are primarily related to branch premises, equipment, and a portion of the Company's headquarters' building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates.

See discussion of credit, lease, and other contractual commitments in Note 19 to the Consolidated Financial Statements which is incorporated herein by reference.

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2014 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 24 presents our selected quarterly financial data for 2014 and 2013.

Condensed Statements of Income							Table 24
	Three Months Ended				Three Months Ended
	2014				2013
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$106,169	$104,923	$103,924	$102,617	$101,709	$100,574	$97,351	$98,871
Interest Expense	9,537	9,544	9,512	9,384	9,589	9,687	10,011	10,311
Net Interest Income	96,632	95,379	94,412	93,233	92,120	90,887	87,340	88,560
Provision for Credit Losses	—	(2,665)	(2,199)	—	—	—	—	—
Investment Securities Gains, Net	1,966	1,858	2,079	2,160	—	—	—	—
Noninterest Income	43,852	43,092	42,402	42,608	45,278	45,126	48,041	47,778
Noninterest Expense	81,240	81,030	81,082	83,547	82,424	82,977	81,181	84,387
Income Before Provision for Income Taxes	61,210	61,964	60,010	54,454	54,974	53,036	54,200	51,951
Provision for Income Taxes	20,019	20,195	18,520	15,862	15,919	15,332	16,437	15,971
Net Income	$41,191	$41,769	$41,490	$38,592	$39,055	$37,704	$37,763	$35,980

Per Common Share
Basic Earnings Per Share	$0.95	$0.95	$0.94	$0.87	$0.88	$0.85	$0.85	$0.81
Diluted Earnings Per Share	$0.94	$0.95	$0.94	$0.87	$0.88	$0.85	$0.85	$0.81
Dividends Declared Per Share	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45

Performance Ratios
Net Income to Average Total Assets (ROA)	1.12%	1.15%	1.17%	1.12%	1.12%	1.09%	1.12%	1.08%
Net Income to Average Shareholders' Equity (ROE)	15.39	15.57	15.87	15.15	15.36	15.02	14.64	14.10
Efficiency Ratio [1]	57.03	57.74	58.38	60.54	59.99	61.01	59.96	61.90
Net Interest Margin [2]	2.84	2.85	2.86	2.87	2.85	2.83	2.77	2.82

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2014 was $41.2 million, an increase of $2.1 million or 5% compared to the fourth quarter of 2013. Diluted earnings per share were $0.94 for the fourth quarter of 2014, an increase of $0.06 or 7% compared to the fourth quarter of 2013.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2014 was $99.5 million, an increase of $4.7 million or 5% compared to the fourth quarter of 2013. Net interest margin was 2.84% for the fourth quarter of 2014, a decrease of 1 basis point compared to the fourth quarter of 2013. Loan and investment yields decreased slightly in the fourth quarter of 2014 compared to the fourth quarter of 2013. However, this was partially offset by our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earning assets in the current quarter. Reflecting the low interest rate environment, our funding costs remained low, decreasing 2 basis points in the fourth quarter of 2014 compared to the same period in 2013.

Provision for Credit Losses

We recorded no Provision in the fourth quarters of 2014 and 2013, while recording net charge-offs of loans and leases of $1.7 million and $8.2 million in the fourth quarters of 2014 and 2013, respectively. Our decision to not record a Provision in the fourth quarter of 2014 was reflective of our evaluation as to the adequacy of the Allowance.

Noninterest Income

Net gains on sales of investment securities totaled $2.0 million in the fourth quarter of 2014 primarily due to the sale of 22,000 Visa Class B restricted shares. See the "Noninterest Income" section of MD&A for more information. There were no sales of investment securities in the fourth quarter of 2013.

Noninterest income, other than net gains on sales of investment securities, was $43.9 million in the fourth quarter of 2014, a decrease of $1.4 million or 3% compared to the fourth quarter of 2013. This decrease was primarily due to a $0.7 million decrease in mortgage banking income due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. Annuity and insurance income decreased by $0.6 million in the fourth quarter of 2014 compared to 2013 primarily due to lower sales of our annuity products.

Noninterest Expense

Noninterest expense was $81.2 million in the fourth quarter of 2014, a decrease of $1.2 million or 1% compared to the fourth quarter of 2013. This decrease was primarily due to a $2.0 million insurance reserve reduction in the fourth quarter of 2014. Operating losses, which include losses as a result of bank error, fraud, items processing, or theft, decreased by $1.0 million. These decreases were partially offset by a $1.9 million increase in salaries and benefits expense primarily due to higher base salaries, share-based compensation, and retirement and other benefits.

Provision for Income Taxes

The provision for income taxes was $20.0 million in the fourth quarter of 2014, an increase of $4.1 million or 26% compared to the fourth quarter of 2013. The effective tax rate for the fourth quarter of 2014 was 32.71% compared with an effective tax rate of 28.96% for the fourth quarter of 2013. The higher effective tax rate in the fourth quarter of 2014 was primarily due to higher pretax income in 2014 and a $0.8 million release of a valuation allowance in 2013 for the expected utilization of capital losses due to the sale of low-income housing investments.

Common Stock Repurchase Program

In the fourth quarter of 2014, we repurchased 280,530 shares of our common stock under our share repurchase program at an average cost per share of $56.94 and a total cost of $16.0 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Bank of Hawaii Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 24, 2015

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012
Interest Income
Interest and Fees on Loans and Leases	$267,407	$253,276	$257,896
Income on Investment Securities
Available-for-Sale	42,475	53,570	65,972
Held-to-Maturity	105,860	90,062	94,952
Deposits	9	10	9
Funds Sold	673	415	533
Other	1,209	1,172	1,127
Total Interest Income	417,633	398,505	420,489
Interest Expense
Deposits	9,534	10,143	12,376
Securities Sold Under Agreements to Repurchase	25,905	26,837	28,897
Funds Purchased	13	44	21
Short-Term Borrowings	—	2	—
Long-Term Debt	2,525	2,572	1,924
Total Interest Expense	37,977	39,598	43,218
Net Interest Income	379,656	358,907	377,271
Provision for Credit Losses	(4,864)	—	979
Net Interest Income After Provision for Credit Losses	384,520	358,907	376,292
Noninterest Income
Trust and Asset Management	47,798	47,932	45,229
Mortgage Banking	7,571	19,186	35,644
Service Charges on Deposit Accounts	35,669	37,124	37,621
Fees, Exchange, and Other Service Charges	53,401	50,469	48,965
Investment Securities Gains (Losses), Net	8,063	—	(77)
Annuity and Insurance	8,065	9,190	9,553
Bank-Owned Life Insurance	6,639	5,892	6,805
Other	12,811	16,430	16,546
Total Noninterest Income	180,017	186,223	200,286
Noninterest Expense
Salaries and Benefits	183,028	184,211	184,408
Net Occupancy	37,296	38,745	42,965
Net Equipment	18,479	18,366	19,723
Data Processing	14,979	13,840	13,202
Professional Fees	9,794	9,405	9,623
FDIC Insurance	7,936	7,765	7,873
Other	55,387	58,637	56,494
Total Noninterest Expense	326,899	330,969	334,288
Income Before Provision for Income Taxes	237,638	214,161	242,290
Provision for Income Taxes	74,596	63,659	76,214
Net Income	$163,042	$150,502	$166,076
Basic Earnings Per Share	$3.71	$3.39	$3.68
Diluted Earnings Per Share	$3.69	$3.38	$3.67
Dividends Declared Per Share	$1.80	$1.80	$1.80
Basic Weighted Average Shares	43,899,208	44,380,948	45,115,441
Diluted Weighted Average Shares	44,125,456	44,572,725	45,249,300

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Net Income	$163,042	$150,502	$166,076
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	16,858	(69,206)	(3,155)
Defined Benefit Plans	(11,721)	8,175	(2,900)
Other Comprehensive Income (Loss)	5,137	(61,031)	(6,055)
Comprehensive Income	$168,179	$89,471	$160,021

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Interest-Bearing Deposits in Other Banks	$2,873	$3,617
Funds Sold	360,577	271,414
Investment Securities
Available-for-Sale	2,289,190	2,243,697
Held-to-Maturity (Fair Value of $4,504,495 and $4,697,587)	4,466,679	4,744,519
Loans Held for Sale	5,136	6,435
Loans and Leases	6,897,589	6,095,387
Allowance for Loan and Lease Losses	(108,688)	(115,454)
Net Loans and Leases	6,788,901	5,979,933
Total Earning Assets	13,913,356	13,249,615
Cash and Due From Banks	172,126	188,715
Premises and Equipment, Net	109,854	108,636
Accrued Interest Receivable	44,654	43,930
Foreclosed Real Estate	2,311	3,205
Mortgage Servicing Rights	24,695	28,123
Goodwill	31,517	31,517
Bank-Owned Life Insurance	262,807	223,246
Other Assets	225,888	207,293
Total Assets	$14,787,208	$14,084,280

Liabilities
Deposits
Noninterest-Bearing Demand	$3,832,943	$3,681,128
Interest-Bearing Demand	2,559,570	2,355,608
Savings	4,806,575	4,560,150
Time	1,434,001	1,317,770
Total Deposits	12,633,089	11,914,656
Funds Purchased	8,459	9,982
Securities Sold Under Agreements to Repurchase	688,601	770,049
Long-Term Debt	173,912	174,706
Retirement Benefits Payable	55,477	34,965
Accrued Interest Payable	5,148	4,871
Taxes Payable and Deferred Taxes	27,777	34,907
Other Liabilities	139,659	128,168
Total Liabilities	13,732,122	13,072,304
Commitments, Contingencies, and Guarantees (Note 19)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2014 - 57,634,755 / 43,724,208 and December 31, 2013 - 57,480,846 / 44,490,385)	574	572
Capital Surplus	531,932	522,505
Accumulated Other Comprehensive Loss	(26,686)	(31,823)
Retained Earnings	1,234,801	1,151,754
Treasury Stock, at Cost (Shares: December 31, 2014 - 13,910,547 and December 31, 2013 - 12,990,461)	(685,535)	(631,032)
Total Shareholders' Equity	1,055,086	1,011,976
Total Liabilities and Shareholders' Equity	$14,787,208	$14,084,280

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2011	45,947,116	$571	$507,558	$35,263	$1,003,938	$(544,663)	$1,002,667
Net Income	—	—	—	—	166,076	—	166,076
Other Comprehensive Loss	—	—	—	(6,055)	—	—	(6,055)
Share-Based Compensation	—	—	7,537	—	—	—	7,537
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	565,956	—	524	—	(3,892)	17,897	14,529
Common Stock Repurchased	(1,758,237)	—	—	—	—	(81,444)	(81,444)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(81,645)	—	(81,645)
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665

Net Income	—	$—	$—	$—	$150,502	$—	$150,502
Other Comprehensive Loss	—	—	—	(61,031)	—	—	(61,031)
Share-Based Compensation	—	—	5,546	—	—	—	5,546
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	505,691	1	1,340	—	(2,691)	16,833	15,483
Common Stock Repurchased	(770,141)	—	—	—	—	(39,655)	(39,655)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(80,534)	—	(80,534)
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976

Net Income	—	$—	$—	$—	$163,042	$—	$163,042
Other Comprehensive Income	—	—	—	5,137	—	—	5,137
Share-Based Compensation	—	—	7,870	—	—	—	7,870
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	345,278	2	1,557	—	(335)	9,543	10,767
Common Stock Repurchased	(1,111,455)	—	—	—	—	(64,046)	(64,046)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(79,660)	—	(79,660)
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Operating Activities
Net Income	$163,042	$150,502	$166,076
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(4,864)	—	979
Depreciation and Amortization	12,442	12,128	13,826
Amortization of Deferred Loan and Lease Fees	(2,064)	(3,275)	(3,467)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	50,280	58,575	58,506
Share-Based Compensation	7,870	5,546	7,537
Benefit Plan Contributions	(1,561)	(1,229)	(6,166)
Deferred Income Taxes	(5,211)	503	(16,784)
Net Gains on Sales of Loans and Leases	(2,896)	(19,952)	(19,302)
Net Losses (Gains) on Investment Securities	(8,063)	—	77
Proceeds from Sales of Loans Held for Sale	72,096	683,772	616,872
Originations of Loans Held for Sale	(68,006)	(652,821)	(603,321)
Tax Benefits from Share-Based Compensation	(670)	(948)	(904)
Net Change in Other Assets and Other Liabilities	(2,915)	9,162	8,559
Net Cash Provided by Operating Activities	209,480	241,963	222,488

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	325,211	919,579	1,016,364
Proceeds from Sales	16,574	—	44,844
Purchases	(375,620)	(510,548)	(994,840)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	776,876	1,054,466	959,557
Purchases	(525,070)	(1,661,874)	(942,602)
Purchase of Bank-Owned Life Insurance	(35,000)	—	—
Net Change in Loans and Leases	(809,382)	(257,158)	(329,436)
Premises and Equipment, Net	(13,660)	(15,759)	(15,281)
Net Cash Used in Investing Activities	(640,071)	(471,294)	(261,394)

Financing Activities
Net Change in Deposits	718,433	385,174	936,859
Net Change in Short-Term Borrowings	(82,971)	9,788	(1,166,546)
Proceeds from Long-Term Debt	—	50,000	100,000
Tax Benefits from Share-Based Compensation	670	948	904
Proceeds from Issuance of Common Stock	9,995	14,495	13,730
Repurchase of Common Stock	(64,046)	(39,655)	(81,444)
Cash Dividends Paid	(79,660)	(80,534)	(81,645)
Net Cash Provided by (Used in) Financing Activities	502,421	340,216	(278,142)

Net Change in Cash and Cash Equivalents	71,830	110,885	(317,048)
Cash and Cash Equivalents at Beginning of Period	463,746	352,861	669,909
Cash and Cash Equivalents at End of Period	$535,576	$463,746	$352,861
Supplemental Information
Cash Paid for Interest	$36,795	$38,424	$42,487
Cash Paid for Income Taxes	72,127	75,166	78,667
Non-Cash Investing and Financing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	—	579,888	—
Transfer from Loans to Foreclosed Real Estate	3,950	5,429	5,406

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

The following is a summary of the Company's significant accounting policies:

Consolidation

The Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. The Parent's principal operating subsidiary is Bank of Hawaii (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Prior to January 1, 2015, the Company utilized the effective tax method whereby the Company recognized tax credits generally over 10 years and amortized the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company. On January 1, 2015, the Company adopted ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects" prospectively for new investments. ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company may also continue to utilize the effective yield method for investments made prior to January 1, 2015. See Accounting Standards Pending Adoption below for more information.

Unfunded commitments to fund these low-income housing partnerships were $31.4 million and $18.1 million as of December 31, 2014 and 2013, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.

The Company also has limited partnership interest in three solar energy partnerships. These partnerships develop, build, own and operate solar renewable energy projects. Over the course of the investment, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized. The tax credits are generally recognized over 6 years.
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

The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $77.5 million and $48.2 million as of December 31, 2014 and 2013, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2014 and 2013. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2014, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

Loans Held for Sale

Residential mortgage loans with the intent to be sold in the secondary market are accounted for on an aggregate basis under the fair value option. Fair value is primarily determined based on quoted prices for similar loans in active markets. Non-refundable fees and direct loan origination costs related to residential mortgage loans held for sale are recognized as part of the cost basis of the loan at the time of sale. Gains and losses on sales of residential mortgage loans (sales proceeds minus carrying value) are recorded in the mortgage banking component of noninterest income.

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

Non-Performing Loans and Leases

Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans past due 120 days as to principal or interest may be placed on non-accrual status, and a partial charge-off may be recorded, depending on the collateral value and/or the collectability of the loan. For automobile and other consumer loan classes, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due (180 days past due for credit cards) as to principal or interest.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For the pooled segment of the Company's commercial and industrial loan class, which consists of small business loans, the entire outstanding balance of the loan remains on accrual status until it is charged off during the month that the loan becomes 120 days past due as to principal or interest. As previously mentioned, for residential mortgage and home equity loan classes, a partial charge-off may be recorded at 120 days past due as to principal or interest depending on the collateral value and/or the collectability of the loan. In the event that loans or lines in the home equity loan class is behind another financial institution's first mortgage, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest, unless the combined loan-to-value ratio is 60% or less. As noted above, loans in the automobile and other consumer loan classes are charged off in its entirety upon the loan becoming 120 days past due (180 days past due for credit cards) as to principal or interest.

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

Goodwill

Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Company has two reporting units that were assigned goodwill: Investment Services and Retail Banking.

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be an impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and the first step of the impairment test should be performed. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company's financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2014, the Company's goodwill impairment evaluation indicated that there was no impairment.

Non-Marketable Equity Securities

The Company is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank ("FHLB") of Seattle and Federal Reserve Bank ("FRB") stock, as a condition of membership. These securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets which are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial gains or losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains or losses. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining expected lives of the pension plan participants. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

The Company recognizes in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. The Company also measures the Plans' assets and obligations that determine its funded status as of the end of the year and recognizes those changes in other comprehensive income, net of tax.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2014, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company's Consolidated Financial Statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. Share-based compensation expense is measured based on the fair value of the award at the date of grant and is recognized in the statement of income on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Beginning in 2014, the Company issued restricted stock units ("RSUs") payable solely in cash which are accounted for as other liabilities in the statement of condition. The fair value of RSUs is initially valued based on the closing price of the Parent's common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent's common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent's common stock at the time of grant. The amortization of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Amortization expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.3 million, $5.0 million, and $4.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Accounting Standards Pending Adoption

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." As noted above, ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. The adoption of ASU No. 2014-01 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of December 31, 2014, all of the Company's repurchase agreements were typical in nature

(i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2014, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank's average required reserve balances were $92.3 million and $94.2 million as of December 31, 2014 and 2013, respectively.

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities as of December 31, 2014, 2013, and 2012 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

December 31, 2012
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$855,070	$14,936	$(17)	$869,989
Debt Securities Issued by States and Political Subdivisions	753,207	30,159	(955)	782,411
Debt Securities Issued by Corporations	82,450	1,984	—	84,434
Mortgage-Backed Securities:
Residential - Government Agencies	1,041,669	27,283	(292)	1,068,660
Residential - U.S. Government-Sponsored Enterprises	35,234	2,064	—	37,298
Commercial - Government Agencies	524,055	1,907	(1,197)	524,765
Total Mortgage-Backed Securities	1,600,958	31,254	(1,489)	1,630,723
Total	$3,291,685	$78,333	$(2,461)	$3,367,557
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,168	$5,198	$—	$195,366
Debt Securities Issued by Corporations	24,000	4	—	24,004
Mortgage-Backed Securities:
Residential - Government Agencies	3,349,403	86,673	(1,366)	3,434,710
Residential - U.S. Government-Sponsored Enterprises	31,494	2,102	—	33,596
Total Mortgage-Backed Securities	3,380,897	88,775	(1,366)	3,468,306
Total	$3,595,065	$93,977	$(1,366)	$3,687,676

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2014. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$91,768	$92,943
Due After One Year Through Five Years	244,200	247,459
Due After Five Years Through Ten Years	644,960	651,880
Due After Ten Years	100,999	107,792
	1,081,927	1,100,074

Debt Securities Issued by Government Agencies	265,184	269,987
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	278,461
Commercial - Government Agencies	186,813	178,232
Total Mortgage-Backed Securities	915,696	919,129
Total	$2,262,807	$2,289,190

Held-to-Maturity:
Due in One Year or Less	$99,658	$100,751
Due After One Year Through Five Years	410,000	410,083
Due After Five Years Through Ten Years	220,502	225,179
Due After Ten Years	184,852	191,974
	915,012	927,987
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	382,985
Commercial - Government Agencies	309,933	306,383
Total Mortgage-Backed Securities	3,551,667	3,576,508
Total	$4,466,679	$4,504,495

Investment securities with carrying values of $2.8 billion, $2.6 billion, and $2.9 billion as of December 31, 2014, 2013, and 2012, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2014, 2013, and 2012.

(dollars in thousands)	2014	2013	2012
Gross Gains on Sales of Investment Securities	$8,063	$—	$255
Gross Losses on Sales of Investment Securities	—	—	(332)
Net Gains (Losses) on Sales of Investment Securities	$8,063	$—	$(77)

The income tax expense related to the Company's net realized gains on the sales of investment securities was $3.2 million in 2014. There were no sales of investment securities in 2013. The income tax benefit related to the Company's net realized losses on the sales of investment securities was not material in 2012.

The Company's investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,729	$(2)	$5,546	$(38)	$7,275	$(40)
Debt Securities Issued by States and Political Subdivisions	78,068	(305)	94,543	(1,140)	172,611	(1,445)
Debt Securities Issued by Corporations	73,829	(1,171)	180,335	(2,814)	254,164	(3,985)
Mortgage-Backed Securities:
Residential - Government Agencies	3,025	(8)	12,215	(1,035)	15,240	(1,043)
Residential - U.S. Government-Sponsored Enterprises	103,824	(191)	—	—	103,824	(191)
Commercial - Government Agencies	—	—	178,232	(8,581)	178,232	(8,581)
Total Mortgage-Backed Securities	106,849	(199)	190,447	(9,616)	297,296	(9,815)
Total	$260,475	$(1,677)	$470,871	$(13,608)	$731,346	$(15,285)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,016	$(134)	$144,222	$(1,025)	$214,238	$(1,159)
Debt Securities Issued by Corporations	46,196	(349)	82,109	(3,093)	128,305	(3,442)
Mortgage-Backed Securities:
Residential - Government Agencies	280,967	(1,207)	845,911	(19,429)	1,126,878	(20,636)
Residential - U.S. Government-Sponsored Enterprises	45,754	(15)	—	—	45,754	(15)
Commercial - Government Agencies	124,594	(179)	171,091	(3,612)	295,685	(3,791)
Total Mortgage-Backed Securities	451,315	(1,401)	1,017,002	(23,041)	1,468,317	(24,442)
Total	$567,527	$(1,884)	$1,243,333	$(27,159)	$1,810,860	$(29,043)

December 31, 2013
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$26,181	$(225)	$2,117	$(9)	$28,298	$(234)
Debt Securities Issued by States and Political Subdivisions	415,718	(10,934)	42,607	(2,521)	458,325	(13,455)
Debt Securities Issued by Corporations	200,364	(7,836)	—	—	200,364	(7,836)
Mortgage-Backed Securities:
Residential - Government Agencies	76,744	(781)	10,027	(1,068)	86,771	(1,849)
Commercial - Government Agencies	164,478	(7,935)	45,175	(2,271)	209,653	(10,206)
Total Mortgage-Backed Securities	241,222	(8,716)	55,202	(3,339)	296,424	(12,055)
Total	$883,485	$(27,711)	$99,926	$(5,869)	$983,411	$(33,580)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$271,469	$(3,667)	$—	$—	$271,469	$(3,667)
Debt Securities Issued by States and Political Subdivisions	52,026	(133)	—	—	52,026	(133)
Debt Securities Issued by Corporations	163,736	(4,278)	20,736	(1,430)	184,472	(5,708)
Mortgage-Backed Securities:
Residential - Government Agencies	1,767,086	(54,067)	190,939	(12,505)	1,958,025	(66,572)
Commercial - Government Agencies	224,277	(4,753)	90,167	(3,170)	314,444	(7,923)
Total Mortgage-Backed Securities	1,991,363	(58,820)	281,106	(15,675)	2,272,469	(74,495)
Total	$2,478,594	$(66,898)	$301,842	$(17,105)	$2,780,436	$(84,003)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2014, which was comprised of 175 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2014, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Taxable	$127,128	$125,379	$144,111
Non-Taxable	21,207	18,253	16,813
Total Interest Income from Investment Securities	$148,335	$143,632	$160,924

As of December 31, 2014, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $596.2 million, representing 59% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 92% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 76% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2014, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
As of December 31, 2014, the carrying value of the Company’s Federal Home Loan Bank and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2014	2013
Federal Home Loan Bank Stock	$47,075	$58,021
Federal Reserve Bank Stock	19,299	19,138
Total	$66,374	$77,159

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

In September 2014, the FHLB of Seattle and the FHLB of Des Moines announced that they had entered into a definitive agreement to merge the two Banks. The merger agreement has been unanimously approved by the Federal Housing Finance Agency and the boards of directors of both Banks. The closing of the merger is subject to certain closing conditions, including approval by the member-owners of both Banks.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2014, the conversion ratio was 0.4121.

For the year ended December 31, 2014, the Company recorded a $7.9 million net gain on the sale of 90,500 Visa Class B restricted shares. Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 397,514 Class B shares (163,816 Class A equivalents) that the Company owns are carried at a zero cost basis. The Company also contributed 21,600 Visa Class B restricted shares to the Bank of Hawaii Foundation during 2014. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2014.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Commercial
Commercial and Industrial	$1,055,243	$911,367
Commercial Mortgage	1,437,513	1,247,510
Construction	109,183	107,349
Lease Financing	226,189	262,207
Total Commercial	2,828,128	2,528,433
Consumer
Residential Mortgage	2,571,090	2,282,894
Home Equity	866,688	773,385
Automobile	323,848	255,986
Other [1]	307,835	254,689
Total Consumer	4,069,461	3,566,954
Total Loans and Leases	$6,897,589	$6,095,387
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $57.0 million and $63.1 million as of December 31, 2014 and 2013, respectively.

Commercial loans and residential mortgage loans of $1.0 billion and $0.9 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, residential mortgage loans of approximately $1.1 billion and $1.5 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 for FHLB advances outstanding as of December 31, 2014 and 2013 .

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $2.4 million, $8.7 million, and $22.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. There were no sales of commercial loans for the years ended December 31, 2014, 2013, and 2012.

Substantially all of the Company's lending activity is with customers located in Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2014 and 2013. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans and leases as of December 31, 2014 and 2013.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(2,068)	(13,371)	(15,439)
Recoveries on Loans and Leases Previously Charged-Off	4,721	8,816	13,537
Net Loans and Leases Recovered (Charged-Off)	2,653	(4,555)	(1,902)
Provision for Credit Losses	(9,548)	4,684	(4,864)
Balance at End of Period	$64,551	$44,137	$108,688
As of December 31, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,387	$3,561	$5,948
Collectively Evaluated for Impairment	62,164	40,576	102,740
Total	$64,551	$44,137	$108,688
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$25,116	$39,631	$64,747
Collectively Evaluated for Impairment	2,803,012	4,029,830	6,832,842
Total	$2,828,128	$4,069,461	$6,897,589

For the Year Ended December 31, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(8,099)	(17,021)	(25,120)
Recoveries on Loans and Leases Previously Charged-Off	2,644	9,073	11,717
Net Loans and Leases Charged-Off	(5,455)	(7,948)	(13,403)
Provision for Credit Losses	4,197	(4,197)	—
Balance at End of Period	$71,446	$44,008	$115,454
As of December 31, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$9,054	$3,722	$12,776
Collectively Evaluated for Impairment	62,392	40,286	102,678
Total	$71,446	$44,008	$115,454
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$38,469	$38,646	$77,115
Collectively Evaluated for Impairment	2,489,964	3,528,308	6,018,272
Total	$2,528,433	$3,566,954	$6,095,387

For the Year Ended December 31, 2012
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$80,562	$58,044	$138,606
Loans and Leases Charged-Off	(3,947)	(20,212)	(24,159)
Recoveries on Loans and Leases Previously Charged-Off	4,191	9,240	13,431
Net Loans and Leases Recovered (Charged-Off)	244	(10,972)	(10,728)
Provision for Credit Losses	(8,102)	9,081	979
Balance at End of Period	$72,704	$56,153	$128,857
As of December 31, 2012
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$161	$3,564	$3,725
Collectively Evaluated for Impairment	72,543	52,589	125,132
Total	$72,704	$56,153	$128,857
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$13,098	$37,500	$50,598
Collectively Evaluated for Impairment	2,302,795	3,501,128	5,803,923
Total	$2,315,893	$3,538,628	$5,854,521

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2014 and 2013.

	December 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,001,474	$1,358,812	$107,381	$225,783	$2,693,450
Special Mention	17,364	45,082	—	17	62,463
Classified	36,405	33,619	1,802	389	72,215
Total	$1,055,243	$1,437,513	$109,183	$226,189	$2,828,128

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,556,140	$862,258	$323,232	$307,123	$4,048,753
Classified	14,950	4,430	616	712	20,708
Total	$2,571,090	$866,688	$323,848	$307,835	$4,069,461
Total Recorded Investment in Loans and Leases					$6,897,589

	December 31, 2013
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$867,813	$1,176,941	$104,377	$261,486	$2,410,617
Special Mention	5,854	24,587	—	31	30,472
Classified	37,700	45,982	2,972	690	87,344
Total	$911,367	$1,247,510	$107,349	$262,207	$2,528,433

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,261,891	$769,051	$255,664	$253,910	$3,540,516
Classified	21,003	4,334	322	779	26,438
Total	$2,282,894	$773,385	$255,986	$254,689	$3,566,954
Total Recorded Investment in Loans and Leases					$6,095,387
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company's loan and lease portfolio as of December 31, 2014 and 2013.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2014
Commercial
Commercial and Industrial	$992	$356	$2	$9,088	$10,438	$1,044,805	$1,055,243	$7,819
Commercial Mortgage	458	—	—	745	1,203	1,436,310	1,437,513	—
Construction	—	—	—	—	—	109,183	109,183	—
Lease Financing	—	—	—	—	—	226,189	226,189	—
Total Commercial	1,450	356	2	9,833	11,641	2,816,487	2,828,128	7,819
Consumer
Residential Mortgage	4,907	2,107	4,506	14,841	26,361	2,544,729	2,571,090	632
Home Equity	3,461	2,661	2,596	3,097	11,815	854,873	866,688	375
Automobile	7,862	1,483	616	—	9,961	313,887	323,848	—
Other [1]	2,416	1,049	941	—	4,406	303,429	307,835	—
Total Consumer	18,646	7,300	8,659	17,938	52,543	4,016,918	4,069,461	1,007
Total	$20,096	$7,656	$8,661	$27,771	$64,184	$6,833,405	$6,897,589	$8,826

As of December 31, 2013
Commercial
Commercial and Industrial	$1,701	$1,962	$1,173	$11,929	$16,765	$894,602	$911,367	$3,603
Commercial Mortgage	932	—	—	2,512	3,444	1,244,066	1,247,510	778
Construction	—	—	—	—	—	107,349	107,349	—
Lease Financing	—	—	—	—	—	262,207	262,207	—
Total Commercial	2,633	1,962	1,173	14,441	20,209	2,508,224	2,528,433	4,381
Consumer
Residential Mortgage	6,984	4,746	4,564	20,264	36,558	2,246,336	2,282,894	5,883
Home Equity	3,926	2,867	3,009	1,740	11,542	761,843	773,385	265
Automobile	4,688	971	322	—	5,981	250,005	255,986	—
Other [1]	2,426	5,295	790	—	8,511	246,178	254,689	—
Total Consumer	18,024	13,879	8,685	22,004	62,592	3,504,362	3,566,954	6,148
Total	$20,657	$15,841	$9,858	$36,445	$82,801	$6,012,586	$6,095,387	$10,529
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2014 and 2013.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,763	$15,013	$—
Commercial Mortgage	6,480	6,480	—
Construction	1,689	1,689	—
Total Commercial	17,932	23,182	—
Total Impaired Loans with No Related Allowance Recorded	$17,932	$23,182	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,184	$13,784	$2,387
Total Commercial	7,184	13,784	2,387
Consumer
Residential Mortgage	32,331	37,989	3,445
Home Equity	1,012	1,012	16
Automobile	5,375	5,375	66
Other [1]	913	913	34
Total Consumer	39,631	45,289	3,561
Total Impaired Loans with an Allowance Recorded	$46,815	$59,073	$5,948

Impaired Loans:
Commercial	$25,116	$36,966	$2,387
Consumer	39,631	45,289	3,561
Total Impaired Loans	$64,747	$82,255	$5,948

December 31, 2013
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,709	$17,967	$—
Commercial Mortgage	14,898	14,898	—
Construction	1,059	1,064	—
Total Commercial	28,666	33,929	—
Total Impaired Loans with No Related Allowance Recorded	$28,666	$33,929	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$9,803	$16,403	$9,054
Total Commercial	9,803	16,403	9,054
Consumer
Residential Mortgage	32,338	38,420	3,619
Home Equity	796	796	13
Automobile	5,183	5,183	77
Other [1]	329	329	13
Total Consumer	38,646	44,728	3,722
Total Impaired Loans with an Allowance Recorded	$48,449	$61,131	$12,776

Impaired Loans:
Commercial	$38,469	$50,332	$9,054
Consumer	38,646	44,728	3,722
Total Impaired Loans	$77,115	$95,060	$12,776
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014		Year Ended December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,167	$318	$9,346	$115
Commercial Mortgage	8,529	225	7,574	150
Construction	1,570	93	591	27
Total Commercial	21,266	636	17,511	292
Consumer
Other [1]	6	—	—	—
Total Consumer	6	—	—	—
Total Impaired Loans with No Related Allowance Recorded	$21,272	$636	$17,511	$292

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$8,045	$118	$6,435	$190
Commercial Mortgage	—	—	32	51
Total Commercial	8,045	118	6,467	241
Consumer
Residential Mortgage	31,998	1,028	31,518	800
Home Equity	964	34	159	4
Automobile	5,263	433	5,230	490
Other [1]	560	49	279	15
Total Consumer	38,785	1,544	37,186	1,309
Total Impaired Loans with an Allowance Recorded	$46,830	$1,662	$43,653	$1,550

Impaired Loans:
Commercial	$29,311	$754	$23,978	$533
Consumer	38,791	1,544	37,186	1,309
Total Impaired Loans	$68,102	$2,298	$61,164	$1,842
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2012, the average recorded investment in impaired loans was $47.4 million and the interest income recognized on impaired loans was $1.2 million. For the years ended December 31, 2014, 2013, and 2012, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the years ended December 31, 2014, 2013, and 2012, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring ("TDR") when the Company for economic or legal reasons related to a borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $60.2 million and $63.7 million as of December 31, 2014 and 2013, respectively. There were no commitments to lend additional funds on loans modified in a TDR as of December 31, 2014. As of December 31, 2013, there were $1.9 million in available commitments under revolving credit lines that have been modified in a TDR.

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

Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loan modifications usually involve extending the interest-only payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2014 and 2013.

	Loans Modified as a TDR for the Year Ended December 31, 2014			Loans Modified as a TDR for the Year Ended December 31, 2013
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	19	$10,263	$2,360	36	$9,279	$1,056
Commercial Mortgage	1	315	—	5	12,386	—
Construction	—	—	—	1	1,059	—
Total Commercial	20	10,578	2,360	42	22,724	1,056
Consumer
Residential Mortgage	17	6,329	278	22	7,855	1,113
Home Equity	2	156	2	3	649	67
Automobile	131	2,576	32	153	2,106	31
Other [2]	84	666	25	17	180	7
Total Consumer	234	9,727	337	195	10,790	1,218
Total	254	$20,305	$2,697	237	$33,514	$2,274

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2014 and 2013, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2014		Year Ended December 31, 2013
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	4	$728	2	$985
Total Commercial	4	728	2	985
Consumer
Residential Mortgage	2	506	1	438
Automobile	6	77	13	178
Other [2]	6	48	—	—
Total Consumer	14	631	14	616
Total	18	$1,359	16	$1,601
1 The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

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

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2014 and 2013, related party loan balances were $17.0 million and $11.7 million, respectively.

Note 5.  Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of December 31, 2014 and $3.1 billion as of December 31, 2013 and 2012. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 20 to the Consolidated Financial Statements for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.9 million, $8.0 million, and $8.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2014, 2013, and 2012, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2014	2013	2012
Balance at Beginning of Year	$3,826	$4,761	$7,131
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(869)	127	(863)
Due to Payoffs	(353)	(1,062)	(1,507)
Total Changes in Fair Value of Mortgage Servicing Rights	(1,222)	(935)	(2,370)
Balance at End of Year	$2,604	$3,826	$4,761

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2014, 2013, and 2012, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2014	2013	2012
Balance at Beginning of Year	$24,297	$20,479	$17,148
Servicing Rights that Resulted From Asset Transfers	747	6,351	6,016
Amortization	(2,896)	(2,533)	(2,685)
Valuation Allowance Provision	(57)	—	—
Balance at End of Year	$22,091	$24,297	$20,479

Valuation Allowance:
Balance at Beginning of Year	$—	$—	$—
Valuation Allowance Provision	(57)	—	—
Balance at End of Year	$(57)	$—	$—

Fair Value:
Balance at Beginning of Year	$30,100	$23,143	$17,159
Balance at End of Year	$22,837	$30,100	$23,143

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Weighted-Average Constant Prepayment Rate [1]	11.62%	7.98%
Weighted-Average Life (in years)	6.28	8.04
Weighted-Average Note Rate	4.28%	4.31%
Weighted-Average Discount Rate [2]	10.61%	9.70%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2014 and 2013 is presented in the following table.

	December 31,
(dollars in thousands)	2014	2013
Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(265)	$(357)
Decrease in fair value from 50 bps adverse change	(524)	(746)
Discount Rate
Decrease in fair value from 25 bps adverse change	(250)	(432)
Decrease in fair value from 50 bps adverse change	(495)	(876)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2014 and 2013 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2014
Premises	$322,536	$(235,464)	$87,072
Equipment	106,623	(86,577)	20,046
Capital Leases	6,593	(3,857)	2,736
Total	$435,752	$(325,898)	$109,854

December 31, 2013
Premises	$317,659	$(227,907)	$89,752
Equipment	108,778	(90,608)	18,170
Capital Leases	4,464	(3,750)	714
Total	$430,901	$(322,265)	$108,636

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $12.4 million, $12.1 million, and $13.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

For the years ended December 31, 2014 and 2013, there was no impairment of the Company's premises and equipment. For the year ended December 31, 2012, the Company recorded an impairment charge of $1.1 million related to several of the Company's branch premises. This impairment charge was recorded as a component of net occupancy expense in the Company's consolidated statements of income.

Note 7.  Other Assets

The components of the Company's other assets as of December 31, 2014 and 2013 were as follows:

	December 31,
(dollars in thousands)	2014	2013
Federal Home Loan Bank and Federal Reserve Bank Stock	$66,374	$77,159
Derivative Financial Instruments	16,515	21,769
Low-Income Housing and Other Equity Investments	77,495	48,931
Deferred Compensation Plan Assets	18,794	15,535
Prepaid Expenses	7,787	6,098
Accounts Receivable	13,405	13,479
State Tax Deposits	—	6,069
Other	25,518	18,253
Total	$225,888	$207,293

Note 8.  Deposits

Time Deposits

As of December 31, 2014 and 2013, the Company's total time deposits were $1.4 billion and $1.3 billion, respectively. As of December 31, 2014, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2015	$1,171,632
2016	142,327
2017	73,898
2018	11,692
2019	13,030
Thereafter	21,422
Total	$1,434,001

The amount of time deposits with balances of $100,000 or more was $1.2 billion and $1.0 billion as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$818,595
Over Three Months through Six Months	98,451
Over Six Months through Twelve Months	109,575
Over Twelve Months	135,420
Total	$1,162,041

Public Deposits

As of December 31, 2014 and 2013, deposits of governmental entities of $1.3 billion and $1.2 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company's short-term borrowings (original maturity of one year or less) as of December 31, 2014 and 2013 were as follows:

	December 31,
(dollars in thousands)	2014	2013
Funds Purchased [1]
Amounts Outstanding	$8,459	$9,982
Weighted-Average Interest Rate	0.14%	0.14%
Securities Sold Under Agreements to Repurchase (short-term) [2]
Amounts Outstanding	$7,700	$62,233
Weighted-Average Interest Rate	0.10%	0.05%

[1]	Federal funds purchased generally mature on the next business day following the date of purchase.

[2]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $80.9 million and $107.8 million as of December 31, 2014, and 2013, respectively, and long-term repurchase agreements with private institutions of $600.0 million as of December 31, 2014 and 2013.

The Company's total securities sold under agreements to repurchase were $688.6 million and $770.0 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2014, long-term repurchase agreements placed with government entities were $80.9 million with a weighted-average interest rate of 0.31%. Remaining terms ranged from 2015 to 2016 with a weighted-average maturity of 302 days.

As of December 31, 2014, long-term repurchase agreements placed with private institutions were $600.0 million with a weighted-average interest rate of 4.21%. Remaining terms ranged from 2015 to 2022 with a weighted-average maturity of 4.4 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.7 years.

Note 10.  Long-Term Debt

The Company's long-term debt as of December 31, 2014 and 2013 were as follows:

	December 31,
(dollars in thousands)	2014	2013
Federal Home Loan Bank Advances	$150,000	$150,000
Non-Recourse Debt	13,005	15,877
Capital Lease Obligations	10,907	8,829
Total	$173,912	$174,706

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 15% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. The stated interest rate on the FHLB advances is 0.60% with maturity dates in 2015 and 2016. As of December 31, 2014, the Company had a remaining line of credit with the FHLB of $788.9 million. See Note 4 for loans pledged to the FHLB as of December 31, 2014 and 2013.

As of December 31, 2014, the Company's non-recourse debt was bearing interest at a fixed rate of 6.3% with maturity in June 2021.

Capital lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 (one-time inflation adjustment on January 1, 2018) and are negotiable thereafter.

As of December 31, 2014, the Company had an undrawn line of credit with the FRB of $629.1 million. See Note 4 for loans pledged to the FRB as of December 31, 2014 and 2013.

As of December 31, 2014, the annual maturities of the Company's long-term debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2015	$103,067
2016	52,785
2017	—
2018	—
2019	—
Thereafter	7,153
Total	$163,005

Note 11.  Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2014 and 2013:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2014:
Shareholders' Equity		$1,055,086	$975,723
Tier 1 Capital		1,039,631	974,397
Total Capital		1,128,416	1,063,085
Tier 1 Capital Ratio	6%	14.69%	13.78%
Total Capital Ratio	10%	15.94%	15.04%
Tier 1 Leverage Ratio	5%	7.13%	6.69%

As of December 31, 2013:
Shareholders' Equity		$1,011,976	$940,730
Tier 1 Capital [1]		1,004,290	947,233
Total Capital [1]		1,083,051	1,025,896
Tier 1 Capital Ratio [1]	6%	16.05%	15.16%
Total Capital Ratio [1]	10%	17.31%	16.41%
Tier 1 Leverage Ratio [1]	5%	7.24%	6.83%
1 Tier 1 Capital, Total Capital, and Regulatory Capital Ratios as of December 31, 2013 were revised to conform to the current period calculation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Tier 1 Capital is common shareholders' equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses. Three capital ratios are used to measure capital adequacy: Tier 1 Capital divided by risk-weighted assets, as defined; Total Capital divided by risk-weighted assets, as defined; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly adjusted average total assets.

As of December 31, 2014, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2014 that management believes have changed the Company or the Bank's capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2014, the Parent repurchased 1.1 million shares of common stock at an average cost per share of $57.50 and a total cost of $60.7 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2014, the Parent repurchased a total of 52.0 million shares of common stock at an average cost of $36.96 per share and a total cost of $1.9 billion. Remaining buyback authority under the common stock repurchase program was $73.2 million as of December 31, 2014. From January 1, 2015 through February 13, 2015, the Parent repurchased an additional 149,048 shares of common stock at an average cost of $57.16 per share for a total of $8.5 million. Remaining buyback authority under the common stock repurchase program was $64.7 million as of February 13, 2015. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014:
Net Unrealized Gains on Investment Securities:
Net Unrealized Gains Arising During the Period	$28,609	$11,286	$17,323
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Gain on Sale	(64)	(25)	(39)
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(703)	(277)	(426)
Net Unrealized Gains on Investment Securities	27,842	10,984	16,858
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(20,286)	(8,000)	(12,286)
Amortization of Net Actuarial Losses	1,256	496	760
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(19,352)	(7,631)	(11,721)
Other Comprehensive Income	$8,490	$3,353	$5,137

Year Ended December 31, 2013:
Net Unrealized Losses on Investment Securities:
Net Unrealized Losses Arising During the Period	$(105,842)	$(41,715)	$(64,127)
Amounts Reclassified from Accumulated Other Comprehensive Income that Increase Net Income:
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(8,386)	(3,307)	(5,079)
Net Unrealized Losses on Investment Securities	(114,228)	(45,022)	(69,206)
Defined Benefit Plans:
Net Actuarial Gains Arising During the Period	12,132	4,785	7,347
Amortization of Net Actuarial Losses	1,688	665	1,023
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	13,498	5,323	8,175
Other Comprehensive Loss	$(100,730)	$(39,699)	$(61,031)

Year Ended December 31, 2012:
Net Unrealized Losses on Investment Securities:
Net Unrealized Gains Arising During the Period	$10,846	$4,312	$6,534
Amounts Reclassified from Accumulated Other Comprehensive Income that (Increase) Decrease Net Income:
Loss on Sale	77	30	47
Amortization of Unrealized Holding Gains on Held-to-Maturity Securities [1]	(16,076)	(6,340)	(9,736)
Net Unrealized Losses on Investment Securities	(5,153)	(1,998)	(3,155)
Defined Benefit Plans:
Net Actuarial Losses Arising During the Period	(5,798)	(2,295)	(3,503)
Amortization of Net Actuarial Losses	1,318	520	798
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(4,802)	(1,902)	(2,900)
Other Comprehensive Loss	$(9,955)	$(3,900)	$(6,055)

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2014:
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income Before Reclassifications	17,323	—	(12,286)	5,037
Amounts Reclassified from Accumulated Other Comprehensive Income	(39)	(426)	565	100
Total Other Comprehensive Income (Loss)	17,284	(426)	(11,721)	5,137
Balance at End of Period	$15,984	$(8,555)	$(34,115)	$(26,686)

Year Ended December 31, 2013:
Balance at Beginning Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Income Before Reclassifications	(47,296)	(16,831)	7,347	(56,780)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5,079)	828	(4,251)
Total Other Comprehensive Income (Loss)	(47,296)	(21,910)	8,175	(61,031)
Balance at End of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)

Year Ended December 31, 2012:
Balance at Beginning Period	$39,396	$23,536	$(27,669)	$35,263
Other Comprehensive Income Before Reclassifications	6,553	(19)	(3,503)	3,031
Amounts Reclassified from Accumulated Other Comprehensive Income	47	(9,736)	603	(9,086)
Total Other Comprehensive Income (Loss)	6,600	(9,755)	(2,900)	(6,055)
Balance at End of Period	$45,996	$13,781	$(30,569)	$29,208

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$703	$8,386	$16,076	Interest Income
	(277)	(3,307)	(6,340)	Provision for Income Tax
	426	5,079	9,736	Net of Tax
Sales of Investment Securities Available-for-Sale	64	—	(77)	Investment Securities Gains (Losses), Net
	(25)	—	30	Provision for Income Tax
	39	—	(47)	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	322	322	322
Net Actuarial Losses [2]	(1,256)	(1,688)	(1,318)
	(934)	(1,366)	(996)	Total Before Tax
	369	538	393	Provision for Income Tax
	(565)	(828)	(603)	Net of Tax

Total Reclassifications for the Period	$(100)	$4,251	$9,086	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 14 for additional details).

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2014, 2013, and 2012:

	Weighted Average Shares
	2014	2013	2012
Denominator for Basic Earnings Per Share	43,899,208	44,380,948	45,115,441
Dilutive Effect of Equity Based Awards	226,248	191,777	133,859
Denominator for Diluted Earnings Per Share	44,125,456	44,572,725	45,249,300

Antidilutive Stock Options and Restricted Stock Outstanding	—	25,101	522,383

Note 13.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.  The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with similar information for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current reporting structure.

The net interest income of the business segments reflects the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities on a proportionate basis.  The basis for the allocation of net interest income is a function of the Company’s assumptions that are subject to change based on changes in current interest rates and market conditions.  Funds transfer pricing generally serves to transfer interest rate risk to Treasury.

The provision for credit losses reflects the actual net charge-offs with the business segments.  The amount of the consolidated provision for loan and lease losses is based on the methodology that we use to estimate our consolidated Allowance.  The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

Noninterest income and expense includes allocations from support units to business units.  These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.

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

Selected business segment financial information as of and for the years ended December 31, 2014, 2013, and 2012 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Year Ended December 31, 2014
Net Interest Income	$183,867	$118,761	$10,723	$66,305	$379,656
Provision for Credit Losses	4,783	(2,369)	(313)	(6,965)	(4,864)
Net Interest Income After Provision for Credit Losses	179,084	121,130	11,036	73,270	384,520
Noninterest Income	80,110	23,120	57,586	19,201	180,017
Noninterest Expense	(197,786)	(65,952)	(53,846)	(9,315)	(326,899)
Income Before Provision for Income Taxes	61,408	78,298	14,776	83,156	237,638
Provision for Income Taxes	(22,221)	(27,228)	(5,467)	(19,680)	(74,596)
Net Income	$39,187	$51,070	$9,309	$63,476	$163,042
Total Assets as of December 31, 2014	$4,126,551	$2,749,228	$202,645	$7,708,784	$14,787,208

Year Ended December 31, 2013
Net Interest Income	$164,597	$99,623	$10,552	$84,135	$358,907
Provision for Credit Losses	8,565	4,918	(71)	(13,412)	—
Net Interest Income After Provision for Credit Losses	156,032	94,705	10,623	97,547	358,907
Noninterest Income	88,063	26,946	59,308	11,906	186,223
Noninterest Expense	(200,853)	(64,253)	(54,307)	(11,556)	(330,969)
Income Before Provision for Income Taxes	43,242	57,398	15,624	97,897	214,161
Provision for Income Taxes	(16,000)	(19,467)	(5,781)	(22,411)	(63,659)
Net Income	$27,242	$37,931	$9,843	$75,486	$150,502
Total Assets as of December 31, 2013	$3,658,495	$2,426,452	$189,421	$7,809,912	$14,084,280

Year Ended December 31, 2012
Net Interest Income	$177,083	$103,754	$12,448	$83,986	$377,271
Provision for Credit Losses	11,916	(1,382)	196	(9,751)	979
Net Interest Income After Provision for Credit Losses	165,167	105,136	12,252	93,737	376,292
Noninterest Income	104,654	26,408	57,454	11,770	200,286
Noninterest Expense	(206,740)	(62,165)	(55,543)	(9,840)	(334,288)
Income Before Provision for Income Taxes	63,081	69,379	14,163	95,667	242,290
Provision for Income Taxes	(23,340)	(19,864)	(5,240)	(27,770)	(76,214)
Net Income	$39,741	$49,515	$8,923	$67,897	$166,076
Total Assets as of December 31, 2012	$3,663,287	$2,196,682	$190,383	$7,678,020	$13,728,372

Note 14.  Employee Benefits

The Company has defined contribution plans, defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plans

The Bank of Hawaii Retirement Savings Plan (the "Savings Plan") has three Company contribution components in addition to employee contributions: 1) 401(k) matching, as described below; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service ("IRS") limits on pay amounts in the allocation of the Savings Plan's benefits. Total expense for all components of the Company's defined contribution plans was $12.1 million, $11.2 million, and $11.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $4.8 million and $4.6 million as of December 31, 2014 and 2013, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company's benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who have medical or dental coverage under the Company's plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company's benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008 who met certain age and/or years of service requirements are eligible for the Health Reimbursement Account ("HRA") program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2014 and 2013, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2014 and 2013.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013
Benefit Obligation at Beginning of Year	$98,085	$107,833	$27,296	$29,130
Service Cost	—	—	586	670
Interest Cost	4,975	4,514	1,325	1,188
Actuarial Losses (Gains)	16,954	(7,067)	2,674	(2,949)
Employer Benefits Paid [1]	(5,307)	(7,195)	(1,077)	(743)
Benefit Obligation at End of Year	$114,707	$98,085	$30,804	$27,296
Fair Value of Plan Assets at Beginning of Year	$90,535	$89,489	$—	$—
Actual Return on Plan Assets	4,442	7,755	—	—
Employer Contributions	484	486	1,077	743
Employer Benefits Paid [1]	(5,307)	(7,195)	(1,077)	(743)
Fair Value of Plan Assets at End of Year	$90,154	$90,535	$—	$—
Funded Status at End of Year [2]	$(24,553)	$(7,550)	$(30,804)	$(27,296)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.7 million for the years ended December 31, 2014 and 2013.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2014 and 2013.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(35,254)	$(25,440)	$333	$2,045
Net Prior Service Credit	—	—	806	1,001
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(35,254)	$(25,440)	$1,139	$3,046

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2014, 2013, and 2012.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2014	2013	2012	2014	2013	2012
Service Cost	$—	$—	$—	$586	$670	$585
Interest Cost	4,975	4,514	4,996	1,325	1,188	1,302
Expected Return on Plan Assets	(5,100)	(5,250)	(5,829)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(322)	(322)	(322)
Net Actuarial Losses (Gains) [1]	1,408	1,688	1,318	(152)	—	—
Net Periodic Benefit Cost	$1,283	$952	$485	$1,437	$1,536	$1,565

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2015 is approximately $1.8 million. There is no net actuarial gain related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2015. The prior service credit related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2015 is approximately $0.3 million.

Assumptions used to determine the benefit obligations as of December 31, 2014 and 2013 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted Average Assumptions as of December 31:
Discount Rate	4.25%	5.22%	4.28%	5.22%
Health Care Cost Trend Rate Assumed For Next Year	—	—	7.00%	7.20%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2027.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions as of December 31:
Discount Rate	5.22%	4.29%	5.04%	5.22%	4.29%	5.04%
Expected Long-Term Rate of Return on Plan Assets	6.00%	6.00%	6.50%	—	—	—
Health Care Cost Trend Rate	—	—	—	7.20%	7.70%	8.00%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2014 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease
Effect on the Total of Service and Interest Cost Component of Net Periodic Postretirement Benefit Cost	$99	$(78)
Effect on the Postretirement Benefit Obligation	1,538	(1,219)

The Company expects to contribute $0.5 million to the Pension Plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2015.

As of December 31, 2014, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2015	$6,073	$1,378
2016	6,327	1,631
2017	6,605	1,692
2018	6,770	1,690
2019	7,000	1,819
Years 2020-2024	36,446	10,247

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

The fair values of the Retirement Plan assets as of December 31, 2014 and 2013 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2014	Total as of Dec. 31, 2013
Cash	$1,385	$—	$—	$1,385	$1,905
Equity Securities – Mutual Funds:
Mixed-Cap	33,648	—	—	33,648	30,155
International	18,882	—	—	18,882	18,268
Emerging Market	2,053	—	—	2,053	1,982
Fixed Income Securities – Mutual Funds	34,186	—	—	34,186	38,225
Total	$90,154	$—	$—	$90,154	$90,535

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire 10 years from the date of grant. Stock option grants include incentive and non-qualified stock options whose vesting may be based on a service period and/or achievement of Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent's common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and/or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one to five years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2014, total shares authorized under the plans were 1.7 million shares, of which 1.3 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. For the years ended December 31, 2014, 2013, and 2012, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2014	2013	2012
Compensation Expense	$7,870	$5,546	$7,537
Income Tax Benefit	3,104	2,188	2,972

Restricted Stock

As of December 31, 2014, unrecognized compensation expense related to unvested restricted stock was $9.3 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.96 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2011	80,842	$52.15
Granted	187,514	47.42
Vested	(54,198)	51.01	$2,764
Forfeited	(2,632)	48.86
Unvested as of December 31, 2012	211,526	$47.91
Granted	170,991	47.69
Vested	(133,245)	48.39	$6,448
Forfeited	(9,497)	47.54
Unvested as of December 31, 2013	239,775	$47.50
Granted	155,447	58.45
Vested	(130,238)	47.32	$6,163
Forfeited	(1,538)	51.19
Unvested as of December 31, 2014	263,446	$53.04

Restricted Stock Units

During 2014, the Company granted RSUs payable solely in cash. The RSUs vest over periods ranging from three to four years from the date of grant and are subject to forfeiture until performance and service targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. For the year ended December 31, 2014, the Company recognized compensation expense related to the RSUs of $1.6 million.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	—	$—
Granted	105,405	55.17
Balance as of December 31, 2014	105,405	$55.17

Stock Options

There were no stock options granted for the years ended December 31, 2014 and 2013. All stock options granted were fully vested as of December 31, 2013. The Company reissues treasury stock to satisfy stock option exercises. The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted for the year ended December 31, 2012. The weighted average fair value of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2012
Weighted Average Fair Value of Stock Options
Granted During the Year	$9.81
Stock Options Granted During the Year	341,665
Assumptions:
Average Risk-Free Interest Rate	1.13%
Average Expected Volatility	33.14%
Expected Dividend Yield	3.77%
Expected Life	5.46 years

The following table presents the activity related to stock options under all plans for the year ended December 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2014	845,547	$46.18
Exercised	(90,204)	45.27
Stock Options Outstanding as of December 31, 2014	755,343	46.29	5.6	$9,835
Stock Options Vested and Exercisable as of December 31, 2014	755,343	46.29	5.6	9,835

The following summarizes certain stock option activity of the Company for the years ended December 31, 2014, 2013, and 2012:

(dollars in thousands)	2014	2013	2012
Intrinsic Value of Stock Options Exercised	$1,209	$3,262	$3,907
Cash Received from Stock Options Exercised	4,083	8,369	7,500
Tax Benefits Realized from Stock Options Exercised	34	690	904
Total Fair Value of Stock Options that Vested	—	3,731	—

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2014, 2013, and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Current:
Federal	$76,789	$63,731	$82,892
State	3,018	(575)	10,106
Total Current	79,807	63,156	92,998
Deferred:
Federal	(5,603)	(231)	(13,104)
State	392	734	(3,680)
Total Deferred	(5,211)	503	(16,784)
Provision for Income Taxes	$74,596	$63,659	$76,214

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of gains related to held-to-maturity investment securities, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders' equity. The net tax charge recorded directly to consolidated shareholders' equity was $2.7 million for the year ended December 31, 2014. The net tax benefit recorded directly to consolidated shareholders' equity was $40.6 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2014 and 2013, significant components of the Company's deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2014	2013
Deferred Tax Liabilities:
Accrued Pension Cost	$(14,014)	$(14,381)
Federal Home Loan Bank Stock	(6,658)	(8,949)
Lease Transactions	(97,864)	(105,761)
Energy Tax Credits	(5,716)	(3,805)
Net Unrealized Gains on Investments Securities	(4,830)	—
Deferred Loan Fees	(5,982)	(6,394)
Originated Mortgage Servicing Rights	(9,777)	(11,218)
Other	(599)	(552)
Gross Deferred Tax Liabilities	(145,440)	(151,060)
Deferred Tax Assets:
Accelerated Depreciation	9,419	10,195
Allowance for Loan Losses	44,877	46,635
Net Unrealized Losses on Investments Securities	—	6,154
Minimum Pension Liability	22,214	14,583
Accrued Expenses	15,622	15,449
Postretirement Benefit Obligations	12,884	12,741
Capital Lease Expenses	3,222	3,200
Restricted Stock	5,288	4,187
Investment in Unincorporated Entities	3,084	4,218
Deductible State and Local Taxes	5,598	7,575
Other	6,898	6,778
Gross Deferred Tax Assets Before Valuation Allowance	129,106	131,715
Valuation Allowance	(4,656)	(4,162)
Gross Deferred Tax Assets After Valuation Allowance	124,450	127,553
Net Deferred Tax Liabilities	$(20,990)	$(23,507)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2014, retained earnings included approximately $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	0.59	0.11	1.90
Tax Reserve Adjustments	0.88	(0.44)	0.44
Leveraged Leases	0.01	0.02	(1.44)
Low-Income Housing Investments	(0.10)	(0.51)	0.16
Bank-Owned Life Insurance	(0.97)	(0.96)	(0.98)
Tax-Exempt Income	(2.83)	(2.78)	(2.31)
Other	(1.19)	(0.71)	(1.31)
Effective Tax Rate	31.39%	29.73%	31.46%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2014, 2013, and 2012:

(dollars in thousands)	2014	2013	2012
Unrecognized Tax Benefits at Beginning of Year	$11,846	$15,433	$13,633
Gross Increases, Related to Tax Positions Taken in a Prior Period	1,074	1,587	280
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(314)	(194)	—
Gross Increases, Related to Current Period Tax Positions	498	1,557	1,888
Settlement with Taxing Authority	—	—	(40)
Lapse of Statute of Limitations	(875)	(6,537)	(328)
Unrecognized Tax Benefits at End of Year	$12,229	$11,846	$15,433

As of December 31, 2014 and 2013, $11.3 million and $10.8 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2014.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2014, 2013, and 2012, the Company recorded a net tax provision of $0.2 million, net tax benefit of $1.2 million, and a net tax provision of $0.5 million, respectively, for interest and penalties. As of December 31, 2014 and 2013, the Company had accrued $2.2 million and $1.9 million, respectively, for the payment of possible interest and penalties.

During the year ended December 31, 2014, the IRS concluded its examination of the federal income tax return filed for 2011. The federal tax returns for 2012 and 2013 remain subject to examination. The Company's State of Hawaii income tax returns for 2011 through 2013 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$2,354	$152	$30,226	$536
Forward Commitments	5,404	(13)	30,798	211
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	183,283	16,206	202,838	20,542
Pay Fixed/Receive Variable Swaps	183,283	(16,240)	202,838	(20,699)
Foreign Exchange Contracts	44,240	(345)	33,899	(772)

The following table presents the Company's derivative financial instruments, their fair values, and the location in the consolidated statements of condition as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$152	$—	$574	$38
Forward Commitments	—	13	215	4
Interest Rate Swap Agreements	16,262	16,296	20,852	21,009
Foreign Exchange Contracts	101	446	128	900
Total	$16,515	$16,755	$21,769	$21,951
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company's derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2014, 2013, and 2012:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2014	2013	2012
Interest Rate Lock Commitments	Mortgage Banking	$3,072	$6,092	$37,490
Forward Commitments	Mortgage Banking	(527)	8,085	(1,959)
Interest Rate Swap Agreements	Other Noninterest Income	130	292	33
Foreign Exchange Contracts	Other Noninterest Income	3,107	3,182	3,237
Total		$5,782	$17,651	$38,801

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

As of December 31, 2014 and 2013, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company's free-standing derivative financial instruments are required to be carried at their fair value on the Company's consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments ("IRLCs"), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of December 31, 2014, the Company's debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's consolidated statements of income.

In connection with sales of a portion of our Visa Class B restricted shares in 2014, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  At the time of the sales in 2014, this conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as a decrease in the conversion ratio was deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio from 0.4206 to 0.4121 effective September 24, 2014. As a result, the Company recorded a $0.1 million liability in September 2014 which represented the amount paid to the buyer in October 2014.  As of December 31, 2014, the conversion rate swap agreement was valued at zero as further reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 3 to the Consolidated Financial Statements for more information.

Note 18. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $16.2 million and $20.7 million as of December 31, 2014 and December 31, 2013, respectively. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 17 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2014 and 2013. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$28	$—	$28	$28	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,268	—	16,268	28	—	16,240

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	88,601	—	88,601	—	88,601	—
	$688,601	$—	$688,601	$—	$688,601	$—

December 31, 2013
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$155	$—	$155	$155	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,853	—	20,853	155	2,288	18,410

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	170,049	—	170,049	—	170,049	—
	$770,049	$—	$770,049	$—	$770,049	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of securities pledged was $0.7 billion and $0.7 billion as of December 31, 2014 and 2013, respectively. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.3 billion and $1.2 billion as of December 31, 2014 and 2013, respectively. The investment securities pledged as of December 31, 2014 and 2013 had a fair value of $2.1 billion and $1.8 billion, respectively.

Note 19.  Commitments, Contingencies, and Guarantees

The Company's credit commitments as of December 31, 2014 were as follows:

(dollars in thousands)	December 31, 2014
Unfunded Commitments to Extend Credit	$2,388,432
Standby Letters of Credit	48,157
Commercial Letters of Credit	14,130
Total	$2,450,719

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $30.5 million secured certain specifically identified standby letters of credit as of December 31, 2014. As of December 31, 2014, the standby and commercial letters of credit had remaining terms ranging from 1 to 13 months.

Lease Commitments

A portion of the Company's headquarters' building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2024. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2014, 2013, and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Minimum Rentals	$18,411	$19,258	$20,429
Sublease Rental Income	(6,647)	(6,806)	(5,540)
Total	$11,764	$12,452	$14,889

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2014:

(dollars in thousands)	Capital Leases	Operating Leases
2015	$825	$12,062
2016	825	10,806
2017	825	9,062
2018	825	7,839
2019	825	6,834
Thereafter	27,230	97,660
Total Future Minimum Lease Payments	31,355	$144,263
Amounts Representing Interest	(20,448)
Present Value of Net Future Minimum Lease Payments	$10,907

Minimum future rental income receivable under non-cancelable subleases was $13.8 million as of December 31, 2014.

Contingencies

The Company, along with other members of Visa are parties to Loss and Judgment Sharing Agreements (the "Agreements"), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2014, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 and Note 17 to the Consolidated Financial Statements for more information.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to Fannie Mae. The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2014, the unpaid principal balance of the Company's portfolio of residential mortgage loans sold was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2014, the Company repurchased eight residential mortgage loans with an aggregate unpaid principal balance totaling $2.1 million as a result of the representation and warranty provisions contained in these contracts. Six of these loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of December 31, 2014, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2014, the Company had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2014.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2014, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2014, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value. As of December 31, 2014 and 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreement.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreement represents the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales dates. As of December 31, 2014 and 2013, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 17 to the Consolidated Financial Statements for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,271	$269,987	$—	$331,258
Debt Securities Issued by States and Political Subdivisions	—	743,970	—	743,970
Debt Securities Issued by Corporations	—	294,833	—	294,833
Mortgage-Backed Securities Issued by
Residential - Government Agencies	—	462,436	—	462,436
Residential - U.S. Government Sponsored Enterprises	—	278,461	—	278,461
Commercial - Government Agencies	—	178,232	—	178,232
Total Mortgage-Backed Securities	—	919,129	—	919,129
Total Investment Securities Available-for-Sale	61,271	2,227,919	—	2,289,190
Loans Held for Sale	—	5,136	—	5,136
Mortgage Servicing Rights	—	—	2,604	2,604
Other Assets	18,794	—	—	18,794
Derivatives [1]	—	101	16,414	16,515
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2014	$80,065	$2,233,156	$19,018	$2,332,239

Liabilities:
Derivatives [1]	$—	$459	$16,296	$16,755
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014	$—	$459	$16,296	$16,755

December 31, 2013
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,693	$326,586	$—	$397,279
Debt Securities Issued by States and Political Subdivisions	—	686,802	—	686,802
Debt Securities Issued by Corporations	—	273,501	—	273,501
Mortgage-Backed Securities Issued by
Residential - Government Agencies	—	653,194	—	653,194
Residential - U.S. Government Sponsored Enterprises	—	23,268	—	23,268
Commercial - Government Agencies	—	209,653	—	209,653
Total Mortgage-Backed Securities	—	886,115	—	886,115
Total Investment Securities Available-for-Sale	70,693	2,173,004	—	2,243,697
Loans Held for Sale	—	6,435	—	6,435
Mortgage Servicing Rights	—	—	3,826	3,826
Other Assets	15,535	—	—	15,535
Derivatives [1]	—	343	21,426	21,769
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2013	$86,228	$2,179,782	$25,252	$2,291,262

Liabilities:
Derivatives [1]	$—	$904	$21,047	$21,951
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013	$—	$904	$21,047	$21,951
1     The fair value of each class of derivatives is shown in Note 17 to the Consolidated Financial Statements.

For the years ended December 31, 2014 and 2013, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,222)	3,195
Transfers to Loans Held for Sale	—	(3,456)
Balance as of December 31, 2014	$2,604	$118
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2014	$(868)	$118

Year Ended December 31, 2013
Balance as of January 1, 2013	$4,761	$9,940
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(935)	6,184
Transfers to Loans Held for Sale	—	(15,745)
Balance as of December 31, 2013	$3,826	$379
Total Unrealized Net Gains Included in Net Income Related to Assets Still Held as of December 31, 2013	$127	$379

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company's consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company's consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company's consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2014	2013	2014	2013
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	11.62%	7.98%	$25,441	$33,926
		Discount Rate [2]	10.61%	9.70%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.85%	93.76%	$152	$536
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.21%	0.74%	$(34)	$(157)
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the year ended December 31, 2014, the Company's mortgage servicing rights accounted for under the amortization method were reduced by a valuation allowance of $0.1 million to a reported carrying value of $22.1 million. This reduction was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. In addition, the Company's foreclosed real estate was reduced by an impairment charge of $0.1 million to a reported carrying value of $2.3 million during the year ended December 31, 2014. This impairment charge was related to the Company's revised fair value estimate, deemed a Level 3 measurement, of one commercial property based on a recent appraisal and management judgment. For the year ended December 31, 2013, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans held for sale as of December 31, 2014 and 2013.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2014
Loans Held for Sale	$5,136	$4,740	$396

December 31, 2013
Loans Held for Sale	$6,435	$6,284	$151

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company's consolidated statements of income. For the years ended December 31, 2014 and 2013, the net gains or losses from the change in fair value of the Company's residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2014 and 2013. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,466,679	$4,504,495	$499,616	$4,004,879	$—
Loans [1]	6,542,719	7,048,757	—	—	7,048,757

Financial Instruments – Liabilities
Time Deposits	1,434,001	1,437,064	—	1,437,064	—
Securities Sold Under Agreements to Repurchase	688,601	758,781	—	758,781	—
Long-Term Debt [2]	163,005	163,911	—	163,911	—

December 31, 2013
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,744,519	$4,697,587	$433,365	$4,264,222	$—
Loans [1]	5,707,133	6,062,147	—	—	6,062,147

Financial Instruments – Liabilities
Time Deposits	1,317,770	1,322,967	—	1,322,967	—
Securities Sold Under Agreements to Repurchase	770,049	846,193	—	846,193	—
Long-Term Debt [2]	165,877	167,049	—	167,049	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Note 21.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Income
Dividends and Interest from Bank of Hawaii	$136,000	$133,000	$117,050
Net Gains on Sales of Investment Securities	7,810	—	—
Other Income	690	727	570
Total Income	144,500	133,727	117,620
Noninterest Expense
Intercompany Salaries and Services	839	852	858
Other Expenses	2,067	2,942	1,795
Total Noninterest Expense	2,906	3,794	2,653
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	141,594	129,933	114,967
Income Tax Benefit	225	2,211	1,848
Equity in Undistributed Income of Subsidiaries	21,223	18,358	49,261
Net Income	$163,042	$150,502	$166,076
Comprehensive Income	$168,179	$89,471	$160,021

Condensed Statements of Condition

(dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash with Bank of Hawaii	$68,563	$64,657
Investment Securities Held-to-Maturity	4,947	—
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	2,868	2,200
Other Assets	7,825	7,938
Equity in Net Assets of Subsidiaries	976,354	942,157
Total Assets	$1,074,686	$1,031,081

Liabilities
Income Taxes Payable	$6,269	$6,359
Other Liabilities	13,331	12,746
Total Liabilities	19,600	19,105
Shareholders' Equity	1,055,086	1,011,976
Total Liabilities and Shareholders' Equity	$1,074,686	$1,031,081

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Operating Activities
Net Income	$163,042	$150,502	$166,076
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	656	616	576
Net Gains on Sales of Investment Securities	(7,810)	—	—
Equity in Undistributed Income of Subsidiaries	(21,223)	(18,358)	(49,261)
Net Change in Other Assets and Other Liabilities	78	1,980	(493)
Net Cash Provided by Operating Activities	134,743	134,740	116,898

Investing Activities
Proceeds from Sales of Investment Securities	7,810	—	—
Purchase of Investment Securities Held-to-Maturity	(4,936)	—	—
Net Cash Provided by Investing Activities	2,874	—	—

Financing Activities
Proceeds from Issuance of Common Stock	9,995	14,495	13,730
Repurchase of Common Stock	(64,046)	(39,655)	(81,444)
Cash Dividends Paid	(79,660)	(80,534)	(81,645)
Net Cash Used in Financing Activities	(133,711)	(105,694)	(149,359)

Net Change in Cash and Cash Equivalents	3,906	29,046	(32,461)
Cash and Cash Equivalents at Beginning of Period	64,657	35,611	68,072
Cash and Cash Equivalents at End of Period	$68,563	$64,657	$35,611

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the COSO criteria). Bank of Hawaii Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 24, 2015

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2015 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year to which this report relates.

The Parent's Board of Directors has determined that Mark A. Burak, Robert Huret, Victor K. Nichols, and Raymond P. Vara, Jr., members of the Parent's Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. All members on the Audit and Risk Committee are independent and are financially literate within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange, as applicable.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2015 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2015 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2015 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2015 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Condition – December 31, 2014 and 2013

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013, and 2012

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
10.29
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.30
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.31
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.32
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.33
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.34
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

10.35
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Restricted Stock Units Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

10.36
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.37
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Unit Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

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

Date:	February 24, 2015	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 24, 2015

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Michael J. Chun	/s/ Clinton R. Churchill
Michael J. Chun, Director	Clinton R. Churchill, Director
/s/ David A. Heenan	/s/ Robert Huret
David A. Heenan, Director	Robert Huret, Director
/s/ Kent T. Lucien	/s/ Victor K. Nichols
Kent T. Lucien, Director and Chief Financial Officer	Victor K. Nichols, Director
/s/ Martin A. Stein	/s/ Donald M. Takaki
Martin A. Stein, Director	Donald M. Takaki, Director
/s/ Barbara J. Tanabe	/s/ Raymond P. Vara, Jr.
Barbara J. Tanabe, Director	Raymond P. Vara, Jr., Director
/s/ Robert W. Wo	/s/ Dean Y. Shigemura
Robert W. Wo, Director	Dean Y. Shigemura Principal Accounting Officer