Form 10-Q
period 2015-03-31
BANK OF HAWAII CORP
filed 2015-04-20
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

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
Yes ☐  No ☒

As of April 14, 2015, there were 43,616,439 shares of common stock outstanding.

1

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2015	2014
Interest Income
Interest and Fees on Loans and Leases	$70,961	$63,526
Income on Investment Securities
Available-for-Sale	10,198	10,760
Held-to-Maturity	24,407	27,889
Deposits	3	3
Funds Sold	259	137
Other	302	302
Total Interest Income	106,130	102,617
Interest Expense
Deposits	2,368	2,358
Securities Sold Under Agreements to Repurchase	6,371	6,397
Funds Purchased	3	3
Other Debt	618	626
Total Interest Expense	9,360	9,384
Net Interest Income	96,770	93,233
Provision for Credit Losses	—	—
Net Interest Income After Provision for Credit Losses	96,770	93,233
Noninterest Income
Trust and Asset Management	12,180	11,852
Mortgage Banking	1,693	2,005
Service Charges on Deposit Accounts	8,537	8,878
Fees, Exchange, and Other Service Charges	12,897	12,939
Investment Securities Gains, Net	10,231	2,160
Annuity and Insurance	2,044	2,123
Bank-Owned Life Insurance	1,734	1,602
Other	2,991	3,209
Total Noninterest Income	52,307	44,768
Noninterest Expense
Salaries and Benefits	49,780	46,897
Net Occupancy	9,333	9,417
Net Equipment	5,288	4,603
Data Processing	3,773	3,649
Professional Fees	2,334	2,260
FDIC Insurance	2,140	2,076
Other	14,267	14,645
Total Noninterest Expense	86,915	83,547
Income Before Provision for Income Taxes	62,162	54,454
Provision for Income Taxes	19,720	15,862
Net Income	$42,442	$38,592
Basic Earnings Per Share	$0.98	$0.87
Diluted Earnings Per Share	$0.97	$0.87
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	43,386,402	44,193,267
Diluted Weighted Average Shares	43,597,504	44,420,349

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Net Income	$42,442	$38,592
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	5,294	6,271
Defined Benefit Plans	220	156
Total Other Comprehensive Income	5,514	6,427
Comprehensive Income	$47,956	$45,019

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2015	December 31, 2014
Assets
Interest-Bearing Deposits in Other Banks	$3,383	$2,873
Funds Sold	620,331	360,577
Investment Securities
Available-for-Sale	2,271,186	2,289,190
Held-to-Maturity (Fair Value of $4,378,007 and $4,504,495)	4,306,353	4,466,679
Loans Held for Sale	1,951	5,136
Loans and Leases	7,178,628	6,897,589
Allowance for Loan and Lease Losses	(107,461)	(108,688)
Net Loans and Leases	7,071,167	6,788,901
Total Earning Assets	14,274,371	13,913,356
Cash and Due From Banks	151,793	172,126
Premises and Equipment, Net	109,223	109,854
Accrued Interest Receivable	47,017	44,654
Foreclosed Real Estate	2,095	2,311
Mortgage Servicing Rights	23,643	24,695
Goodwill	31,517	31,517
Bank-Owned Life Insurance	264,228	262,807
Other Assets	235,292	225,888
Total Assets	$15,139,179	$14,787,208

Liabilities
Deposits
Noninterest-Bearing Demand	$4,047,334	$3,832,943
Interest-Bearing Demand	2,608,664	2,559,570
Savings	5,014,686	4,806,575
Time	1,308,932	1,434,001
Total Deposits	12,979,616	12,633,089
Funds Purchased	8,459	8,459
Securities Sold Under Agreements to Repurchase	672,329	688,601
Other Debt	173,898	173,912
Retirement Benefits Payable	55,197	55,477
Accrued Interest Payable	5,836	5,148
Taxes Payable and Deferred Taxes	46,987	27,777
Other Liabilities	121,606	139,659
Total Liabilities	14,063,928	13,732,122
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2015 - 57,733,267 / 43,652,628 and December 31, 2014 - 57,634,755 / 43,724,208)	575	574
Capital Surplus	534,141	531,932
Accumulated Other Comprehensive Loss	(21,172)	(26,686)
Retained Earnings	1,257,341	1,234,801
Treasury Stock, at Cost (Shares: March 31, 2015 - 14,080,639 and December 31, 2014 - 13,910,547)	(695,634)	(685,535)
Total Shareholders’ Equity	1,075,251	1,055,086
Total Liabilities and Shareholders’ Equity	$15,139,179	$14,787,208
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	42,442	—	42,442
Other Comprehensive Income	—	—	—	5,514	—	—	5,514
Share-Based Compensation	—	—	1,776	—	—	—	1,776
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	155,646	1	433	—	(218)	3,045	3,261
Common Stock Repurchased	(227,226)	—	—	—	—	(13,144)	(13,144)
Cash Dividends Declared ($0.45 per share)	—	—	—	—	(19,684)	—	(19,684)
Balance as of March 31, 2015	43,652,628	$575	$534,141	$(21,172)	$1,257,341	$(695,634)	$1,075,251

Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	38,592	—	38,592
Other Comprehensive Income	—	—	—	6,427	—	—	6,427
Share-Based Compensation	—	—	1,808	—	—	—	1,808
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	222,762	1	599	—	(205)	4,063	4,458
Common Stock Repurchased	(245,554)	—	—	—	—	(14,284)	(14,284)
Cash Dividends Declared ($0.45 per share)	—	—	—	—	(20,073)	—	(20,073)
Balance as of March 31, 2014	44,467,593	$573	$524,912	$(25,396)	$1,170,068	$(641,253)	$1,028,904
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Operating Activities
Net Income	$42,442	$38,592
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,192	3,085
Amortization of Deferred Loan and Lease Fees	(364)	(482)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	12,740	12,157
Share-Based Compensation	1,776	1,808
Benefit Plan Contributions	(667)	(326)
Deferred Income Taxes	1,287	4,482
Net Gains on Sales of Loans and Leases	(748)	(821)
Net Gains on Sales of Investment Securities	(10,231)	(2,160)
Proceeds from Sales of Loans Held for Sale	10,509	39,206
Originations of Loans Held for Sale	(6,946)	(34,390)
Tax Benefits from Share-Based Compensation	(254)	(353)
Net Change in Other Assets and Other Liabilities	(13,649)	(11,557)
Net Cash Provided by Operating Activities	39,087	49,241

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	92,318	82,737
Proceeds from Sales	10,298	10,735
Purchases	(72,223)	(31,268)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	184,163	177,352
Purchases	(29,928)	(216,533)
Net Change in Loans and Leases	(281,910)	(116,377)
Premises and Equipment, Net	(2,561)	(1,772)
Net Cash Used in Investing Activities	(99,843)	(95,126)

Financing Activities
Net Change in Deposits	346,527	129,817
Net Change in Short-Term Borrowings	(16,272)	27,539
Tax Benefits from Share-Based Compensation	254	353
Proceeds from Issuance of Common Stock	3,006	4,105
Repurchase of Common Stock	(13,144)	(14,284)
Cash Dividends Paid	(19,684)	(20,073)
Net Cash Provided by Financing Activities	300,687	127,457

Net Change in Cash and Cash Equivalents	239,931	81,572
Cash and Cash Equivalents at Beginning of Period	535,576	463,746
Cash and Cash Equivalents at End of Period	$775,507	$545,318
Supplemental Information
Cash Paid for Interest	$8,672	$8,512
Cash Paid for Income Taxes	1,776	1,353
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	83	982

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawaii Corporation and its subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Accounting Standards Adopted in 2015

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects (see Note 5 to the Consolidated Financial Statements). The Company adopted ASU No. 2014-01 effective January 1, 2015. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. Prior to adoption of ASU No. 2014-01, the Company accounted for such investments using the effective yield method and continued to do so for these pre-existing investments after adopting ASU No. 2014-01. The Company expects future investments to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. There were no new investments made since the adoption of ASU No. 2014-01 on January 1, 2015, and therefore, the adoption of ASU No. 2014-01 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted ASU No. 2014-04 effective January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted the amendments in this ASU effective January 1, 2015. In addition, the expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings is effective for the Company’s reporting period ending June 30, 2015. As of March 31, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company adopted ASU No. 2014-12 effective January 1, 2015. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of March 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$350,177	$5,610	$(136)	$355,651
Debt Securities Issued by States and Political Subdivisions	727,980	25,068	(580)	752,468
Debt Securities Issued by Corporations	288,225	665	(2,945)	285,945
Mortgage-Backed Securities:
Residential - Government Agencies	417,962	10,325	(896)	427,391
Residential - U.S. Government-Sponsored Enterprises	279,708	3,866	—	283,574
Commercial - Government Agencies	172,040	—	(5,883)	166,157
Total Mortgage-Backed Securities	869,710	14,191	(6,779)	877,122
Total	$2,236,092	$45,534	$(10,440)	$2,271,186
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$518,849	$4,592	$(69)	$523,372
Debt Securities Issued by States and Political Subdivisions	248,674	16,435	—	265,109
Debt Securities Issued by Corporations	162,867	1,948	(913)	163,902
Mortgage-Backed Securities:
Residential - Government Agencies	2,706,237	50,307	(10,118)	2,746,426
Residential - U.S. Government-Sponsored Enterprises	361,273	6,145	—	367,418
Commercial - Government Agencies	308,453	4,052	(725)	311,780
Total Mortgage-Backed Securities	3,375,963	60,504	(10,843)	3,425,624
Total	$4,306,353	$83,479	$(11,825)	$4,378,007

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2015.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$90,025	$90,886
Due After One Year Through Five Years	349,765	351,442
Due After Five Years Through Ten Years	541,657	554,898
Due After Ten Years	95,040	102,294
	1,076,487	1,099,520

Debt Securities Issued by Government Agencies	289,895	294,544
Mortgage-Backed Securities:
Residential - Government Agencies	417,962	427,391
Residential - U.S. Government-Sponsored Enterprises	279,708	283,574
Commercial - Government Agencies	172,040	166,157
Total Mortgage-Backed Securities	869,710	877,122
Total	$2,236,092	$2,271,186

Held-to-Maturity:
Due in One Year or Less	$89,760	$90,447
Due After One Year Through Five Years	439,937	444,139
Due After Five Years Through Ten Years	224,823	232,586
Due After Ten Years	175,870	185,211
	930,390	952,383
Mortgage-Backed Securities:
Residential - Government Agencies	2,706,237	2,746,426
Residential - U.S. Government-Sponsored Enterprises	361,273	367,418
Commercial - Government Agencies	308,453	311,780
Total Mortgage-Backed Securities	3,375,963	3,425,624
Total	$4,306,353	$4,378,007

Investment securities with carrying values of $2.6 billion and $2.8 billion as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Gross Gains on Sales of Investment Securities	$10,231	$2,160
Gross Losses on Sales of Investment Securities	—	—
Net Gains on Sales of Investment Securities	$10,231	$2,160

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$30,513	$(106)	$5,335	$(30)	$35,848	$(136)
Debt Securities Issued by States and Political Subdivisions	98,931	(580)	—	—	98,931	(580)
Debt Securities Issued by Corporations	24,260	(740)	167,931	(2,205)	192,191	(2,945)
Mortgage-Backed Securities:
Residential - Government Agencies	12,826	(9)	11,598	(887)	24,424	(896)
Commercial - Government Agencies	—	—	166,157	(5,883)	166,157	(5,883)
Total Mortgage-Backed Securities	12,826	(9)	177,755	(6,770)	190,581	(6,779)
Total	$166,530	$(1,435)	$351,021	$(9,005)	$517,551	$(10,440)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,980	$(3)	$30,205	$(66)	$50,185	$(69)
Debt Securities Issued by Corporations	—	—	77,905	(913)	77,905	(913)
Mortgage-Backed Securities:
Residential - Government Agencies	331,511	(1,507)	502,727	(8,611)	834,238	(10,118)
Commercial - Government Agencies	—	—	103,151	(725)	103,151	(725)
Total Mortgage-Backed Securities	331,511	(1,507)	605,878	(9,336)	937,389	(10,843)
Total	$351,491	$(1,510)	$713,988	$(10,315)	$1,065,479	$(11,825)

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,729	$(2)	$5,546	$(38)	$7,275	$(40)
Debt Securities Issued by States and Political Subdivisions	78,068	(305)	94,543	(1,140)	172,611	(1,445)
Debt Securities Issued by Corporations	73,829	(1,171)	180,335	(2,814)	254,164	(3,985)
Mortgage-Backed Securities:
Residential - Government Agencies	3,025	(8)	12,215	(1,035)	15,240	(1,043)
Residential - U.S. Government-Sponsored Enterprises	103,824	(191)	—	—	103,824	(191)
Commercial - Government Agencies	—	—	178,232	(8,581)	178,232	(8,581)
Total Mortgage-Backed Securities	106,849	(199)	190,447	(9,616)	297,296	(9,815)
Total	$260,475	$(1,677)	$470,871	$(13,608)	$731,346	$(15,285)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,016	$(134)	$144,222	$(1,025)	$214,238	$(1,159)
Debt Securities Issued by Corporations	46,196	(349)	82,109	(3,093)	128,305	(3,442)
Mortgage-Backed Securities:
Residential - Government Agencies	280,967	(1,207)	845,911	(19,429)	1,126,878	(20,636)
Residential - U.S. Government-Sponsored Enterprises	45,754	(15)	—	—	45,754	(15)
Commercial - Government Agencies	124,594	(179)	171,091	(3,612)	295,685	(3,791)
Total Mortgage-Backed Securities	451,315	(1,401)	1,017,002	(23,041)	1,468,317	(24,442)
Total	$567,527	$(1,884)	$1,243,333	$(27,159)	$1,810,860	$(29,043)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2015, which were comprised of 119 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2015 and December 31, 2014, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Taxable	$29,292	$33,427
Non-Taxable	5,313	5,222
Total Interest Income from Investment Securities	$34,605	$38,649

As of March 31, 2015, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $604.3 million, representing 59% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of March 31, 2015, the carrying value of the Company’s Federal Home Loan Bank of Seattle ("FHLB Seattle") and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Federal Home Loan Bank Stock	$44,463	$47,075
Federal Reserve Bank Stock	19,419	19,299
Total	$63,882	$66,374

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

On February 27, 2015, the FHLB Seattle and the Federal Home Loan Bank of Des Moines announced that the members of both banks have ratified the Merger Agreement approved by their boards of directors in September 2014. The combined bank will be headquartered in Des Moines and maintain a western regional office in Seattle. Pending certain closing conditions, the merger is anticipated to become effective by mid-year 2015. The merger is not expected to have a material impact on the Company's Consolidated Financial Statements or the Company's dealings with the combined bank.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of March 31, 2015, the conversion ratio was 1.6483.

During the first quarter of 2015, the Company recorded a $10.1 million net gain on the sale of 95,000 Visa Class B shares. Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of certain litigation relating to Visa, the remaining 297,814 Class B shares (490,887 Class A equivalents) that the Company owns are carried at a zero cost basis. The Company also contributed 4,700 Visa Class B restricted shares to the Bank of Hawaii Foundation during first quarter of 2015. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2015.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,141,408	$1,055,243
Commercial Mortgage	1,477,902	1,437,513
Construction	111,381	109,183
Lease Financing	224,419	226,189
Total Commercial	2,955,110	2,828,128
Consumer
Residential Mortgage	2,699,434	2,571,090
Home Equity	884,742	866,688
Automobile	339,686	323,848
Other [1]	299,656	307,835
Total Consumer	4,223,518	4,069,461
Total Loans and Leases	$7,178,628	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.
Most of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $0.5 million and $0.7 million for the three months March 31, 2015 and 2014, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2015 and 2014.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2015 and 2014.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(235)	(3,853)	(4,088)
Recoveries on Loans and Leases Previously Charged-Off	736	2,125	2,861
Net Loans and Leases Recovered (Charged-Off)	501	(1,728)	(1,227)
Provision for Credit Losses	782	(782)	—
Balance at End of Period	$65,834	$41,627	$107,461
As of March 31, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,212	$3,534	$5,746
Collectively Evaluated for Impairment	63,622	38,093	101,715
Total	$65,834	$41,627	$107,461
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$26,084	$39,453	$65,537
Collectively Evaluated for Impairment	2,929,026	4,184,065	7,113,091
Total	$2,955,110	$4,223,518	$7,178,628

Three Months Ended March 31, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(819)	(3,219)	(4,038)
Recoveries on Loans and Leases Previously Charged-Off	941	1,769	2,710
Net Loans and Leases Recovered (Charged-Off)	122	(1,450)	(1,328)
Provision for Credit Losses	(178)	178	—
Balance at End of Period	$71,390	$42,736	$114,126
As of March 31, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,903	$3,699	$12,602
Collectively Evaluated for Impairment	62,487	39,037	101,524
Total	$71,390	$42,736	$114,126
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$29,815	$37,780	$67,595
Collectively Evaluated for Impairment	2,542,348	3,599,914	6,142,262
Total	$2,572,163	$3,637,694	$6,209,857

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,096,131	$1,400,719	$109,608	$223,942	$2,830,400
Special Mention	14,982	33,841	—	91	48,914
Classified	30,295	43,342	1,773	386	75,796
Total	$1,141,408	$1,477,902	$111,381	$224,419	$2,955,110

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,684,218	$880,349	$339,149	$298,894	$4,202,610
Classified	15,216	4,393	537	762	20,908
Total	$2,699,434	$884,742	$339,686	$299,656	$4,223,518
Total Recorded Investment in Loans and Leases					$7,178,628

	December 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,001,474	$1,358,812	$107,381	$225,783	$2,693,450
Special Mention	17,364	45,082	—	17	62,463
Classified	36,405	33,619	1,802	389	72,215
Total	$1,055,243	$1,437,513	$109,183	$226,189	$2,828,128

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,556,140	$862,258	$323,232	$307,123	$4,048,753
Classified	14,950	4,430	616	712	20,708
Total	$2,571,090	$866,688	$323,848	$307,835	$4,069,461
Total Recorded Investment in Loans and Leases					$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2015
Commercial
Commercial and Industrial	$2,852	$180	$—	$8,641	$11,673	$1,129,735	$1,141,408	$7,402
Commercial Mortgage	1,126	34	—	732	1,892	1,476,010	1,477,902	508
Construction	—	—	—	—	—	111,381	111,381	—
Lease Financing	—	—	—	—	—	224,419	224,419	—
Total Commercial	3,978	214	—	9,373	13,565	2,941,545	2,955,110	7,910
Consumer
Residential Mortgage	6,702	2,208	3,914	14,344	27,168	2,672,266	2,699,434	1,515
Home Equity	3,804	1,378	2,425	2,965	10,572	874,170	884,742	965
Automobile	6,126	963	537	—	7,626	332,060	339,686	—
Other [1]	2,122	1,200	1,078	—	4,400	295,256	299,656	—
Total Consumer	18,754	5,749	7,954	17,309	49,766	4,173,752	4,223,518	2,480
Total	$22,732	$5,963	$7,954	$26,682	$63,331	$7,115,297	$7,178,628	$10,390

As of December 31, 2014
Commercial
Commercial and Industrial	$992	$356	$2	$9,088	$10,438	$1,044,805	$1,055,243	$7,819
Commercial Mortgage	458	—	—	745	1,203	1,436,310	1,437,513	—
Construction	—	—	—	—	—	109,183	109,183	—
Lease Financing	—	—	—	—	—	226,189	226,189	—
Total Commercial	1,450	356	2	9,833	11,641	2,816,487	2,828,128	7,819
Consumer
Residential Mortgage	4,907	2,107	4,506	14,841	26,361	2,544,729	2,571,090	632
Home Equity	3,461	2,661	2,596	3,097	11,815	854,873	866,688	375
Automobile	7,862	1,483	616	—	9,961	313,887	323,848	—
Other [1]	2,416	1,049	941	—	4,406	303,429	307,835	—
Total Consumer	18,646	7,300	8,659	17,938	52,543	4,016,918	4,069,461	1,007
Total	$20,096	$7,656	$8,661	$27,771	$64,184	$6,833,405	$6,897,589	$8,826

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,798	$17,102
Commercial Mortgage	6,407	6,407
Construction	1,668	1,668
Total Commercial	19,873	25,177	—
Total Impaired Loans with No Related Allowance Recorded	$19,873	$25,177	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,211	$12,811	$2,212
Total Commercial	6,211	12,811	2,212
Consumer
Residential Mortgage	31,725	37,786	3,408
Home Equity	1,203	1,203	18
Automobile	5,546	5,546	76
Other [1]	979	979	32
Total Consumer	39,453	45,514	3,534
Total Impaired Loans with an Allowance Recorded	$45,664	$58,325	$5,746

Impaired Loans:
Commercial	$26,084	$37,988	$2,212
Consumer	39,453	45,514	3,534
Total Impaired Loans	$65,537	$83,502	$5,746

December 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,763	$15,013	$—
Commercial Mortgage	6,480	6,480	—
Construction	1,689	1,689	—
Total Commercial	17,932	23,182	—
Total Impaired Loans with No Related Allowance Recorded	$17,932	$23,182	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,184	$13,784	$2,387
Total Commercial	7,184	13,784	2,387
Consumer
Residential Mortgage	32,331	37,989	3,445
Home Equity	1,012	1,012	16
Automobile	5,375	5,375	66
Other [1]	913	913	34
Total Consumer	39,631	45,289	3,561
Total Impaired Loans with an Allowance Recorded	$46,815	$59,073	$5,948

Impaired Loans:
Commercial	$25,116	$36,966	$2,387
Consumer	39,631	45,289	3,561
Total Impaired Loans	$64,747	$82,255	$5,948
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,781	$98	$12,875	$92
Commercial Mortgage	6,444	65	11,036	55
Construction	1,679	27	1,056	16
Total Commercial	18,904	190	24,967	163
Consumer
Other [1]	—	—	6	—
Total Consumer	—	—	6	—
Total Impaired Loans with No Related Allowance Recorded	$18,904	$190	$24,973	$163

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,698	$26	$9,176	$28
Total Commercial	6,698	26	9,176	28
Consumer
Residential Mortgage	32,028	267	31,841	236
Home Equity	1,108	8	876	5
Automobile	5,461	104	5,124	107
Other [1]	946	22	367	8
Total Consumer	39,543	401	38,208	356
Total Impaired Loans with an Allowance Recorded	$46,241	$427	$47,384	$384

Impaired Loans:
Commercial	$25,602	$216	$34,143	$191
Consumer	39,543	401	38,214	356
Total Impaired Loans	$65,145	$617	$72,357	$547

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2015 and 2014, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $61.8 million and $60.2 million as of March 31, 2015 and December 31, 2014, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of March 31, 2015 and December 31, 2014.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modification usually involved extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2015 and 2014.

	Loans Modified as a TDR for the Three Months Ended March 31, 2015			Loans Modified as a TDR for the Three Months Ended March 31, 2014
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	17	$2,687	$1	18	$5,883	$120
Commercial Mortgage	1	507	—	1	365	—
Total Commercial	18	3,194	1	19	6,248	120
Consumer
Residential Mortgage	5	2,122	61	2	733	23
Home Equity	2	203	3	1	74	1
Automobile	35	780	11	37	626	9
Other [2]	22	151	5	10	95	3
Total Consumer	64	3,256	80	50	1,528	36
Total	82	$6,450	$81	69	$7,776	$156

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2015 and 2014, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$306	2	$517
Automobile	7	152	4	53
Other [2]	8	61	3	21
Total Consumer	16	519	9	591
Total	16	$519	9	$591

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $9.8 million as of March 31, 2015.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of March 31, 2015 and $2.9 billion as of December 31, 2014.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 to the Consolidated Financial Statements for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.9 million and $2.0 million for the three months ended March 31, 2015 and 2014.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Balance at Beginning of Period	$2,604	$3,826
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	(251)	(349)
Due to Payoffs	(76)	(96)
Total Changes in Fair Value of Mortgage Servicing Rights	(327)	(445)
Balance at End of Period	$2,277	$3,381

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Balance at Beginning of Period	$22,091	$24,297
Servicing Rights that Resulted From Asset Transfers	134	354
Amortization	(839)	(654)
Valuation Allowance Provision	(20)	—
Balance at End of Period	$21,366	$23,997

Valuation Allowance:
Balance at Beginning of Period	$(57)	$—
Valuation Allowance Provision	(20)	—
Balance at End of Period	$(77)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$22,837	$30,100
End of Period	$21,431	$28,303

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Weighted-Average Constant Prepayment Rate [1]	12.96%	11.62%
Weighted-Average Life (in years)	5.83	6.28
Weighted-Average Note Rate	4.27%	4.28%
Weighted-Average Discount Rate [2]	10.32%	10.61%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2015 and December 31, 2014 is presented in the following table.

(dollars in thousands)	March 31, 2015	December 31, 2014
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(236)	$(265)
Decrease in fair value from 50 bps adverse change	(467)	(524)
Discount Rate
Decrease in fair value from 25 bps adverse change	(224)	(250)
Decrease in fair value from 50 bps adverse change	(445)	(495)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Affordable Housing Projects Tax Credit Partnerships

The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner in each LIHTC Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method will be recognized using the proportional amortization method. As of March 31, 2015, there are no investments accounted for under the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $66.6 million and $68.5 million as of March 31, 2015 and December 31, 2014, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$12,426
2016	13,865
2017	471
2018	15
2019	75
Thereafter	68
Total Unfunded Commitments	$26,920

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Effective Yield Method
Tax credits and other tax benefits recognized	$3,389	$2,711
Amortization Expense in Provision for Income Taxes	1,893	1,402

There were no sales or impairment losses of LIHTC investments for the three months ended March 31, 2015 and 2014.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $16.2 million as of March 31, 2015 and December 31, 2014. The fair value of collateral posted by the Company for these net liability positions is shown in the table below. See Note 11 to the Consolidated Financial Statements for more information.
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2015 and December 31, 2014. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
March 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$—	$—	$—	$—	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,185	—	16,185	—	—	16,185

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	72,329	—	72,329	—	72,329	—
	$672,329	$—	$672,329	$—	$672,329	$—

December 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$28	$—	$28	$28	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,268	—	16,268	28	—	16,240

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	88,601	—	88,601	—	88,601	—
	$688,601	$—	$688,601	$—	$688,601	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $0.7 billion as of March 31, 2015 and December 31, 2014. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.2 billion and $1.3 billion as of March 31, 2015 and December 31, 2014, respectively. The investment securities pledged as of March 31, 2015 and December 31, 2014 had a fair value of $1.9 billion and $2.1 billion, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$8,711	$3,435	$5,276
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	30	12	18
Net Unrealized Gains (Losses) on Investment Securities	8,741	3,447	5,294
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	443	174	269
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	362	142	220
Other Comprehensive Income (Loss)	$9,103	$3,589	$5,514

Three Months Ended March 31, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$10,697	$4,224	$6,473
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(333)	(131)	(202)
Net Unrealized Gains (Losses) on Investment Securities	10,364	4,093	6,271
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	339	134	205
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	258	102	156
Other Comprehensive Income (Loss)	$10,622	$4,195	$6,427

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	5,276	—	—	5,276
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	18	220	238
Total Other Comprehensive Income (Loss)	5,276	18	220	5,514
Balance at End of Period	$21,260	$(8,537)	$(33,895)	$(21,172)

Three Months Ended March 31, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income (Loss) Before Reclassifications	6,473	—	—	6,473
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(202)	156	(46)
Total Other Comprehensive Income (Loss)	6,473	(202)	156	6,427
Balance at End of Period	$5,173	$(8,331)	$(22,238)	$(25,396)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(30)	$333	Interest Income
	12	(131)	Provision for Income Tax
	(18)	202	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(443)	(339)
	(362)	(258)	Total Before Tax
	142	102	Provision for Income Tax
	(220)	(156)	Net of Tax

Total Reclassifications for the Period	$(238)	$46	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Denominator for Basic Earnings Per Share	43,386,402	44,193,267
Dilutive Effect of Equity Based Awards	211,102	227,082
Denominator for Diluted Earnings Per Share	43,597,504	44,420,349

Antidilutive Stock Options and Restricted Stock Outstanding	—	862

Note 9.  Business Segments

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 74 branch locations and 456 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2015 and 2014 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2015
Net Interest Income	$48,015	$35,927	$2,977	$9,851	$96,770
Provision for Credit Losses	1,723	(464)	(8)	(1,251)	—
Net Interest Income After Provision for Credit Losses	46,292	36,391	2,985	11,102	96,770
Noninterest Income	19,073	5,599	14,717	12,918	52,307
Noninterest Expense	(50,033)	(18,188)	(14,444)	(4,250)	(86,915)
Income Before Provision for Income Taxes	15,332	23,802	3,258	19,770	62,162
Provision for Income Taxes	(5,447)	(8,402)	(1,205)	(4,666)	(19,720)
Net Income	$9,885	$15,400	$2,053	$15,104	$42,442
Total Assets as of March 31, 2015	$4,239,641	$2,910,258	$188,399	$7,800,881	$15,139,179

Three Months Ended March 31, 2014
Net Interest Income	$41,102	$28,237	$2,582	$21,312	$93,233
Provision for Credit Losses	1,456	(61)	(68)	(1,327)	—
Net Interest Income After Provision for Credit Losses	39,646	28,298	2,650	22,639	93,233
Noninterest Income	19,320	6,260	14,343	4,845	44,768
Noninterest Expense	(49,096)	(17,418)	(14,235)	(2,798)	(83,547)
Income Before Provision for Income Taxes	9,870	17,140	2,758	24,686	54,454
Provision for Income Taxes	(3,652)	(5,879)	(1,020)	(5,311)	(15,862)
Net Income	$6,218	$11,261	$1,738	$19,375	$38,592
Total Assets as of March 31, 2014	$3,679,909	$2,512,523	$183,381	$7,887,305	$14,263,118

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2015 and 2014.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014
Three Months Ended March 31,
Service Cost	$—	$—	$182	$157
Interest Cost	1,186	1,242	324	348
Expected Return on Plan Assets	(1,304)	(1,275)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	443	352	—	(13)
Net Periodic Benefit Cost	$325	$319	$425	$411

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2015, the Company contributed $0.1 million to the pension plans and $0.5 million to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2015.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$4,967	$303	$2,354	$152
Forward Commitments	3,777	(7)	5,404	(13)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	175,728	16,152	183,283	16,206
Pay Fixed/Receive Variable Swaps	175,728	(16,185)	183,283	(16,240)
Foreign Exchange Contracts	144	(110)	44,240	(345)

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2015 and December 31, 2014:

Derivative Financial Instruments	March 31, 2015		December 31, 2014
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$303	$—	$152	$—
Forward Commitments	1	8	—	13
Interest Rate Swap Agreements	16,152	16,185	16,262	16,296
Foreign Exchange Contracts	17	127	101	446
Total	$16,473	$16,320	$16,515	$16,755

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2014:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2015	2014
Interest Rate Lock Commitments	Mortgage Banking	$587	$1,101
Forward Commitments	Mortgage Banking	22	(354)
Interest Rate Swap Agreements	Other Noninterest Income	—	4
Foreign Exchange Contracts	Other Noninterest Income	649	799
Total		$1,258	$1,550

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

As of March 31, 2015 and December 31, 2014, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 6 to the Consolidated Financial Statements for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of March 31, 2015, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Whenever the Company sells Visa Class B restricted shares, the Company enters into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  This conversion rate swap agreement is usually valued at zero (i.e., no contingent liability recorded) as a drop in the conversion ratio is deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio. As a result, the Company recorded a $0.1 million liability in September 2014 which represented the amount paid to the buyer in October 2014.  As of March 31, 2015, the conversion rate swap agreement was valued at zero as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 to the Consolidated Financial Statements for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Unfunded Commitments to Extend Credit	$2,439,684	$2,388,432
Standby Letters of Credit	46,812	48,157
Commercial Letters of Credit	17,327	14,130
Total Credit Commitments	$2,503,823	$2,450,719

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts accrued by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may result in a loss that materially exceeds the reserves established by the Company.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2015, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the three months ended March 31, 2015, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of March 31, 2015, there was one pending repurchase request for $0.3 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2015, there were no loans repurchased related to loan servicing activities. As of March 31, 2015, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2015, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2015, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

Note 13.  Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of March 31, 2015 and December 31, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreement represents the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales dates. As of March 31, 2015 and December 31, 2014, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 11 to the Consolidated Financial Statements for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,106	$294,545	$—	$355,651
Debt Securities Issued by States and Political Subdivisions	—	752,468	—	752,468
Debt Securities Issued by Corporations	—	285,945	—	285,945
Mortgage-Backed Securities:
Residential - Government Agencies	—	427,391	—	427,391
Residential - U.S. Government-Sponsored Enterprises	—	283,574	—	283,574
Commercial - Government Agencies	—	166,157	—	166,157
Total Mortgage-Backed Securities	—	877,122	—	877,122
Total Investment Securities Available-for-Sale	61,106	2,210,080	—	2,271,186
Loans Held for Sale	—	1,951	—	1,951
Mortgage Servicing Rights	—	—	2,277	2,277
Other Assets	19,577	—	—	19,577
Derivatives [1]	—	18	16,455	16,473
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2015	$80,683	$2,212,049	$18,732	$2,311,464

Liabilities:
Derivatives [1]	$—	$135	$16,185	$16,320
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015	$—	$135	$16,185	$16,320

December 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,271	$269,987	$—	$331,258
Debt Securities Issued by States and Political Subdivisions	—	743,970	—	743,970
Debt Securities Issued by Corporations	—	294,833	—	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	—	462,436	—	462,436
Residential - U.S. Government-Sponsored Enterprises	—	278,461	—	278,461
Commercial - Government Agencies	—	178,232	—	178,232
Total Mortgage-Backed Securities	—	919,129	—	919,129
Total Investment Securities Available-for-Sale	61,271	2,227,919	—	2,289,190
Loans Held for Sale	—	5,136	—	5,136
Mortgage Servicing Rights	—	—	2,604	2,604
Other Assets	18,794	—	—	18,794
Derivatives [1]	—	101	16,414	16,515
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2014	$80,065	$2,233,156	$19,018	$2,332,239

Liabilities:
Derivatives [1]	$—	$459	$16,296	$16,755
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014	$—	$459	$16,296	$16,755

[1]	The fair value of each class of derivatives is shown in Note 11 to the Consolidated Financial Statements.

For the three months ended March 31, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(327)	587
Transfers to Loans Held for Sale	—	(435)
Balance as of March 31, 2015	$2,277	$270
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2015	$(251)	$270

Three Months Ended March 31, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(445)	1,104
Transfers to Loans Held for Sale	—	(1,194)
Balance as of March 31, 2014	$3,381	$289
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2014	$(349)	$289

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	12.96%	11.62%	$23,708	$25,441
		Discount Rate [2]	10.32%	10.61%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.42%	93.85%	$303	$152
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.21%	0.21%	$(33)	$(34)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company’s Treasury Division enters observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the Treasury Division performs a back-test by applying the model to historical prepayment data.  The fair value and constant prepayment rate are also compared to forward-looking estimates to assess reasonableness.  The Treasury Division also compares the fair value of the Company’s mortgage servicing rights to a value calculated by an independent third party.  Discussions are held with members from the Treasury, Mortgage Banking, and Controllers Divisions, along with the independent third party to discuss and reconcile the fair value estimates and key assumptions used by the respective parties in arriving at those estimates.  A subcommittee of the Company’s Asset/Liability Management Committee is responsible for providing oversight over the valuation methodology and key assumptions.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,366	$77
Foreclosed Real Estate	Level 3	2,095	354

December 31, 2014
Mortgage Servicing Rights - amortization method	Level 3	$22,091	$57
Foreclosed Real Estate	Level 3	2,311	89

The write-down of mortgage servicing rights was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. In addition, the Company's foreclosed real estate was reduced by an impairment charge related to the Company's revised fair value estimate, deemed a Level 3 measurement, of one commercial property based on a recent appraisal and management judgment.

Fair Value Option

The Company elected the fair value option for all residential mortgage loans held for sale originated on or after October 1, 2011.  This election allows for a more effective offset of the changes in fair values of the loans held for sale and the derivative financial instruments used to financially hedge them without having to apply complex hedge accounting requirements.  As noted above, the fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2015
Loans Held for Sale	$1,951	$1,831	$120

December 31, 2014
Loans Held for Sale	$5,136	$4,740	$396
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2015 and 2014, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

Other Debt

The fair value of the Company’s other debt was calculated using a discounted cash flow approach and applying discount rates currently offered for new notes with similar remaining maturities and considering the Company’s non-performance risk.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,306,353	$4,378,007	$523,372	$3,854,635	$—
Loans [1]	6,825,344	7,373,867	—	—	7,373,867

Financial Instruments - Liabilities
Time Deposits	1,308,932	1,312,619	—	1,312,619	—
Securities Sold Under Agreements to Repurchase	672,329	744,649	—	744,649	—
Other Debt [2]	163,005	164,269	—	164,269	—

December 31, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,466,679	$4,504,495	$499,616	$4,004,879	$—
Loans [1]	6,542,719	7,048,757	—	—	7,048,757

Financial Instruments - Liabilities
Time Deposits	1,434,001	1,437,064	—	1,437,064	—
Securities Sold Under Agreements to Repurchase	688,601	758,781	—	758,781	—
Other Debt [2]	163,005	163,911	—	163,911	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission. In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, and subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances.

Overview

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”).

The Bank, directly and through its subsidiaries, provides a broad range of financial services and products to businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or the “Company” refer to the Parent and its subsidiaries that are consolidated for financial reporting purposes.

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders.
Hawaii Economy

General economic conditions in Hawaii remained positive during the first quarter of 2015 led by a strong tourism industry, expanding construction activity, relatively low unemployment, and rising real estate prices.  For the first two months of 2015, total visitor arrivals increased 0.8% while total visitor spending decreased 3.3% compared to the same period in 2014. Following another record level of tourism in 2014, the current level of visitor activity still reflects a healthy tourism industry despite the mixed year-to-date results. The statewide seasonally-adjusted unemployment rate was at 4.1% in February 2015, compared to 5.5% nationally. Real estate prices on Oahu continue to rise even as the number of sales declined mainly due to limited inventory of available properties on the market. For the first three months of 2015, the volume of single-family home sales on Oahu decreased 4.0%, while the volume of condominium sales on Oahu decreased 1.4% compared with the same period in 2014.  The median price of single-family home sales and condominium sales on Oahu increased 3.2% and 5.4%, respectively, for the first three months of 2015 compared to the same period in 2014. As of March 31, 2015, months of inventory of single-family homes and condominiums on Oahu remained low at 2.7 months and 3.4 months, respectively.

Earnings Summary

Net income for the first quarter of 2015 was $42.4 million, an increase of $3.9 million or 10% compared to the same period in 2014.  Diluted earnings per share was $0.97 for the first quarter of 2015, an increase of $0.10 or 11% compared to the same period in 2014.

Our higher earnings for the first quarter of 2015 were primarily due to the following:

•
Net interest income for the first quarter of 2015 was $96.8 million, an increase of $3.5 million or 4% compared to the same period in 2014.  Our net interest margin was 2.81% in the first quarter of 2015, a decrease of 6 basis points compared to the same period in 2014. The decrease was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

•
Net gains on sales of investment securities totaled $10.2 million in the first quarter of 2015 compared to $2.2 million during the same period in 2014. The net gain in the first quarter of 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares. The net gain in the first quarter of 2014 was primarily due to a $2.0 million gain on the sale of 22,000 Visa Class B shares. The sale of Visa Class B shares was larger in the current quarter due to our new counterparty's minimum transaction requirement. We do not currently anticipate further sales of Visa Class B shares during 2015. The Company received these Class B shares in 2008 as part of Visa's initial public offering and are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares. We also contributed to the Bank of Hawaii Foundation 4,700 and 5,500 Visa Class B shares during the first quarters of 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

These items were partially offset by the following:

•
Salaries and benefits expense for the first quarter of 2015 was $49.8 million, an increase of $2.9 million or 6% compared to the same period in 2014 primarily due to a $1.4 million increase in separation expense and a $0.6 million increase in medical, dental, and life insurance expense. In addition, commission expense increased by $0.5 million primarily due to an increase in both loan origination and refinance activity.

•
Provision for income taxes for the first quarter of 2015 was $19.7 million, an increase of $3.9 million or 24% compared to the same period in 2014 primarily due to higher pretax income and a higher effective income tax rate mainly resulting from the release of reserves in the first quarter of 2014 due to a settlement with the State of Hawaii related to prior year tax issues.

We continued our focus on maintaining a strong balance sheet during the first quarter of 2015, with adequate reserves for credit losses, and high levels of liquidity and capital. In particular:

•
Total loans and leases were $7.2 billion as of March 31, 2015, an increase of $281.0 million or 4% from December 31, 2014 primarily due to growth in our commercial lending portfolio and residential mortgage portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $107.5 million as of March 31, 2015, a decrease of $1.2 million or 1% from December 31, 2014.  The Allowance represents 1.50% of total loans and leases outstanding as of March 31, 2015 and 1.58% of total loans and leases outstanding as of December 31, 2014. The decrease was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of March 31, 2015, the total carrying value of our investment securities portfolio was $6.6 billion, a decrease of $178.3 million or 3% compared to December 31, 2014. During the first three months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and U.S. Treasury notes.

•	Total deposits were $13.0 billion as of March 31, 2015, an increase of $346.5 million or 3% from December 31, 2014 primarily due to an increase in core deposits.

•
Total shareholders’ equity was $1.1 billion as of March 31, 2015, an increase of $20.2 million or 2% from December 31, 2014.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2015, we repurchased 227,226 shares of our common stock at a total cost of $13.1 million under our share repurchase program and from shares purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan. We also paid cash dividends of $19.7 million during the first three months of 2015.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2015	2014
For the Period:
Operating Results
Net Interest Income	$96,770	$93,233
Provision for Credit Losses	—	—
Total Noninterest Income	52,307	44,768
Total Noninterest Expense	86,915	83,547
Net Income	42,442	38,592
Basic Earnings Per Share	0.98	0.87
Diluted Earnings Per Share	0.97	0.87
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.15%	1.12%
Return on Average Shareholders’ Equity	16.18	15.15
Efficiency Ratio [1]	58.30	60.54
Net Interest Margin [2]	2.81	2.87
Dividend Payout Ratio [3]	45.92	51.72
Average Shareholders’ Equity to Average Assets	7.12	7.36

Average Balances
Average Loans and Leases	$7,053,061	$6,104,041
Average Assets	14,946,037	14,033,949
Average Deposits	12,786,449	11,814,548
Average Shareholders’ Equity	1,064,112	1,033,413

Market Price Per Share of Common Stock
Closing	$61.21	$60.61
High	62.58	61.36
Low	53.90	54.16

	March 31, 2015	December 31, 2014
As of Period End:
Balance Sheet Totals
Loans and Leases	$7,178,628	$6,897,589
Total Assets	15,139,179	14,787,208
Total Deposits	12,979,616	12,633,089
Other Debt	173,898	173,912
Total Shareholders’ Equity	1,075,251	1,055,086

Asset Quality
Non-Performing Assets	28,777	30,082
Allowance for Loan and Lease Losses	$107,461	$108,688
Allowance to Loans and Leases Outstanding	1.50%	1.58%

Capital Ratios
Common Equity Tier 1 Capital Ratio [4]	14.62%	n/a
Tier 1 Capital Ratio [4]	14.62	14.69%
Total Capital Ratio [4]	15.87	15.94
Tier 1 Leverage Ratio [4]	7.17	7.13
Total Shareholders’ Equity to Total Assets	7.10	7.14
Tangible Common Equity to Tangible Assets [5]	6.91	6.94
Tangible Common Equity to Risk-Weighted Assets [4,5]	14.27	14.46

Non-Financial Data
Full-Time Equivalent Employees	2,156	2,161
Branches	74	74
ATMs	456	459

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

Use of Non-GAAP Financial Measures

The ratios “tangible common equity to tangible assets” and “tangible common equity to risk-weighted assets” are Non-GAAP financial measures.  The Company believes these measurements are useful for investors, regulators, management and others to evaluate capital adequacy relative to other financial institutions.  Although these Non-GAAP financial measures are frequently used by stakeholders in the evaluation of a financial institution, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  Table 2 provides a reconciliation of these Non-GAAP financial measures with their most closely related GAAP measures.

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2015	December 31, 2014
Total Shareholders’ Equity	$1,075,251	$1,055,086
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,043,734	$1,023,569

Total Assets	$15,139,179	$14,787,208
Less: Goodwill	31,517	31,517
Tangible Assets	$15,107,662	$14,755,691
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$7,313,682	$7,077,035

Total Shareholders’ Equity to Total Assets	7.10%	7.14%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.91%	6.94%

Tier 1 Capital Ratio [1]	14.62%	14.69%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	14.27%	14.46%
1 March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.1	$—	0.44%	$5.7	$—	0.23%
Funds Sold	484.3	0.2	0.21	270.5	0.1	0.20
Investment Securities
Available-for-Sale
Taxable	1,560.8	6.5	1.67	1,548.9	7.2	1.86
Non-Taxable	723.3	5.7	3.16	677.5	5.5	3.27
Held-to-Maturity
Taxable	4,140.9	22.8	2.21	4,501.6	26.3	2.34
Non-Taxable	249.1	2.5	3.94	252.6	2.5	3.96
Total Investment Securities	6,674.1	37.5	2.25	6,980.6	41.5	2.38
Loans Held for Sale	3.1	—	3.63	4.2	0.1	4.68
Loans and Leases [1]
Commercial and Industrial	1,130.5	8.9	3.18	923.8	7.8	3.41
Commercial Mortgage	1,449.5	13.7	3.83	1,250.0	12.7	4.12
Construction	103.8	1.1	4.39	97.3	1.1	4.43
Commercial Lease Financing	225.9	1.9	3.42	245.8	1.4	2.33
Residential Mortgage	2,631.3	27.5	4.18	2,286.9	24.4	4.27
Home Equity	878.5	8.1	3.72	781.8	7.6	3.97
Automobile	331.5	4.3	5.25	263.3	3.5	5.39
Other [2]	302.1	5.5	7.36	255.1	5.0	7.90
Total Loans and Leases	7,053.1	71.0	4.06	6,104.0	63.5	4.19
Other	66.0	0.3	1.83	76.8	0.3	1.57
Total Earning Assets [3]	14,283.7	109.0	3.07	13,441.8	105.5	3.16
Cash and Due From Banks	136.5			142.5
Other Assets	525.8			449.6
Total Assets	$14,946.0			$14,033.9

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,577.1	$0.2	0.03%	$2,325.8	$0.2	0.03%
Savings	4,941.0	1.1	0.09	4,515.6	1.0	0.09
Time	1,378.3	1.1	0.33	1,373.1	1.2	0.37
Total Interest-Bearing Deposits	8,896.4	2.4	0.11	8,214.5	2.4	0.12
Short-Term Borrowings	8.5	—	0.14	10.0	—	0.14
Securities Sold Under Agreements to Repurchase	678.0	6.4	3.76	794.4	6.4	3.22
Other Debt	173.9	0.6	1.43	174.7	0.6	1.44
Total Interest-Bearing Liabilities	9,756.8	9.4	0.39	9,193.6	9.4	0.41
Net Interest Income		$99.6			$96.1
Interest Rate Spread			2.68%			2.75%
Net Interest Margin			2.81%			2.87%
Noninterest-Bearing Demand Deposits	3,890.0			3,600.0
Other Liabilities	235.1			206.9
Shareholders’ Equity	1,064.1			1,033.4
Total Liabilities and Shareholders’ Equity	$14,946.0			$14,033.9

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $2.9 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2015
	Compared to March 31, 2014
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.1	$—	$0.1
Investment Securities
Available-for-Sale
Taxable	0.1	(0.8)	(0.7)
Non-Taxable	0.4	(0.2)	0.2
Held-to-Maturity
Taxable	(2.1)	(1.4)	(3.5)
Total Investment Securities	(1.6)	(2.4)	(4.0)
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	1.6	(0.5)	1.1
Commercial Mortgage	1.9	(0.9)	1.0
Construction	0.1	(0.1)	—
Commercial Lease Financing	(0.1)	0.6	0.5
Residential Mortgage	3.6	(0.5)	3.1
Home Equity	0.9	(0.4)	0.5
Automobile	0.9	(0.1)	0.8
Other [2]	0.9	(0.4)	0.5
Total Loans and Leases	9.8	(2.3)	7.5
Total Change in Interest Income	8.2	(4.7)	3.5

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	—	0.1
Time	—	(0.1)	(0.1)
Total Interest-Bearing Deposits	0.1	(0.1)	—
Securities Sold Under Agreements to Repurchase	(1.0)	1.0	—
Total Change in Interest Expense	(0.9)	0.9	—

Change in Net Interest Income	$9.1	$(5.6)	$3.5

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $96.8 million in the first quarter of 2015, an increase of $3.5 million or 4% compared to the same period in 2014. On a taxable-equivalent basis, net interest income was $99.6 million in the first quarter of 2015, an increase of $3.5 million or 4% compared to the same period in 2014. Net interest margin was 2.81% for the first quarter of 2015, a decrease of six basis points compared to the same period in 2014. The lower margin in 2015 was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.
Yields on our earning assets decreased by nine basis points in the first quarter of 2015 compared to the same period in 2014 primarily due to lower yields in our investment securities and loan portfolio. Yields on our investment securities portfolio decreased by 13 basis points in the first quarter of 2015 compared to the same period in 2014 partly due to slightly higher premium amortization and reinvestment into lower yielding securities due to the current low interest rate environment. Yields on our loans and leases decreased by 13 basis points, with lower yields in nearly every loan category, in the first quarter of 2015 compared to the same period in 2014 as a result of the current low interest rate environment. Yields on our commercial and industrial portfolio declined by 23 basis points and yields on our commercial mortgage portfolio decreased by 29 basis points in the first quarter of 2015 compared to the same period in 2014. Yields on our residential mortgage portfolio decreased by nine basis points in the first quarter of 2015 compared to the same period in 2014 primarily due to continued payoff activity of higher-rate mortgage loans and the addition to our portfolio of lower-rate mortgage loans. Partially offsetting the lower yields on our earning assets in the first quarter of 2015 compared to the same period in 2014 were slightly lower funding costs due to marginally lower rates paid on our time deposits. Rates on our securities sold under agreements to repurchase increased by 54 basis points in the first quarter of 2015 compared to the same period in 2014 primarily due to a decrease in funds from local government entities leaving the balance in our repurchase agreements consisting mainly of those with private entities which have longer terms at relatively higher interest rates.
Average balances of our earning assets increased by $841.9 million or 6% in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in the average balances of our funds sold and loans and leases. Average balance of our funds sold increased by $213.9 million in the first quarter of 2015 compared to the same period in 2014 primarily due to excess liquidity. Average balances of our loans and leases portfolio increased by $949.0 million in the first quarter of 2015 compared to the same period in 2014 primarily due to higher average balances in our commercial and industrial, commercial mortgage, and residential mortgage portfolios. The average balance of our commercial and industrial loan portfolio increased by $206.6 million due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $199.5 million in the first quarter of 2015 compared to the same period in 2014 primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $344.4 million in the first quarter of 2015 compared to the same period in 2014 primarily due to our decision to add more conforming saleable loans to our portfolio. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $306.5 million decrease in the average balance of our total investment securities portfolio primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $563.2 million or 6% in the first quarter of 2015 compared to the same period in 2014 primarily due to our efforts to grow our relationship checking and savings deposit products, which was partially offset by a $116.3 million decrease in the average balance of our securities sold under agreements to repurchase with local government entities.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no Provision in the first quarter of 2015 or 2014. Our decision to not record a Provision was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income increased by $7.5 million or 17% in the first quarter of 2015 compared to the same period in 2014.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	Change
Trust and Asset Management	$12,180	$11,852	$328
Mortgage Banking	1,693	2,005	(312)
Service Charges on Deposit Accounts	8,537	8,878	(341)
Fees, Exchange, and Other Service Charges	12,897	12,939	(42)
Investment Securities Gains, Net	10,231	2,160	8,071
Annuity and Insurance	2,044	2,123	(79)
Bank-Owned Life Insurance	1,734	1,602	132
Other Income	2,991	3,209	(218)
Total Noninterest Income	$52,307	$44,768	$7,539

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.3 billion and $10.2 billion as of March 31, 2015 and 2014, respectively.  Trust and asset management income increased by $0.3 million or 3% in the first quarter of 2015 compared to the same period in 2014 primarily due to market value increases and higher trust termination fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of conforming saleable loans we keep in our portfolio.  Mortgage banking income decreased by $0.3 million or 16% in the first quarter of 2015 compared to the same period in 2014. This decrease was primarily due to our decision to add more conforming saleable loans to our portfolio which caused a reduction to our servicing income and our gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.3 million or 4% in the first quarter of 2015 compared to the same period in 2014.  This decrease was primarily due to a $0.2 million decrease in account analysis fees combined with a $0.2 million decrease in overdraft fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the first quarter of 2015 compared to the same period in 2014. Decreases in other loan fees ($0.5 million), merchant income ($0.3 million), and ATM fees ($0.2 million) were largely offset by a $0.8 million increase in commissions and fees related to our credit card business.

Net gains on sales of investment securities totaled $10.2 million in the first quarter of 2015 compared to $2.2 million during the same period in 2014. The net gain in the first quarter of 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares. The net gain in the first quarter of 2014 was primarily due to a $2.0 million gain on the sale of 22,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 297,814 Visa Class B shares (490,887 Class A equivalent shares) that we own are carried at a zero cost basis. We also contributed to the Bank of Hawaii Foundation 4,700 and 5,500 Visa Class B shares during the first quarters of 2015 and 2014, respectively.

Bank-owned life insurance increased by $0.1 million or 8% in the first quarter of 2015 compared to the same periods in 2014.  This increase was primarily due to new policies purchased during the second quarter of 2014.

Other noninterest income decreased by $0.2 million or 7% in the first quarter of 2015 compared to the same period in 2014 primarily due to a slight decrease in income from foreign exchange contracts.

Noninterest Expense

Noninterest expense increased by $3.4 million or 4% in the first quarter of 2015 compared to the same period in 2014.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2015	2014	Change
Salaries	$27,914	$27,914	$—
Incentive Compensation	4,514	4,231	283
Share-Based Compensation	2,345	1,969	376
Commission Expense	1,592	1,059	533
Retirement and Other Benefits	4,731	4,986	(255)
Payroll Taxes	3,585	3,568	17
Medical, Dental, and Life Insurance	3,184	2,621	563
Separation Expense	1,915	549	1,366
Total Salaries and Benefits	49,780	46,897	2,883
Net Occupancy	9,333	9,417	(84)
Net Equipment	5,288	4,603	685
Data Processing	3,773	3,649	124
Professional Fees	2,334	2,260	74
FDIC Insurance	2,140	2,076	64
Other Expense:
Delivery and Postage Services	2,284	2,368	(84)
Mileage Program Travel	1,323	1,399	(76)
Merchant Transaction and Card Processing Fees	1,144	1,109	35
Advertising	1,084	1,310	(226)
Other	8,432	8,459	(27)
Total Other Expense	14,267	14,645	(378)
Total Noninterest Expense	$86,915	$83,547	$3,368

Salaries and benefits expense increased by $2.9 million or 6% in the first quarter of 2015 compared to the same period in 2014 primarily due to a $1.4 million increase in separation expense. Medical, dental, and life insurance expense increased by $0.6 million primarily due to higher medical claims in our self-insured plan. Commission expense increased by $0.5 million primarily due to an increase in both loan origination and refinance activity.

Net equipment expense increased by $0.7 million or 15% in the first quarter of 2015 compared to the same period in 2014. This increase was primarily due to a $0.5 million increase in software license fees and maintenance.

Other noninterest expense decreased by $0.4 million or 3% in the first quarter of 2015 compared to the same period in 2014. This decrease was primarily due to a $0.5 million decrease in operational losses, which include losses as a result of bank error, fraud, items processing, or theft. In addition, advertising expense decreased by $0.2 million. These decreases were partially offset by a $0.2 million increase in amortization expense related to our solar energy partnership investments.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Provision for Income Taxes	$19,720	$15,862
Effective Tax Rates	31.72%	29.13%

The provision for income taxes in the first quarter of 2015 was $3.9 million or 24% higher compared to the same period in 2014. The higher effective tax rate in the first quarter of 2015 was primarily due to a $1.2 million credit in the first quarter of

2014 for the release of reserves due to a settlement with the State of Hawaii related to prior year tax issues. The effective tax rate in the first quarter of 2015 also increased due to higher pre-tax income compared to a fixed amount of tax credits.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.6 billion as of March 31, 2015, a decrease of $178.3 million or 3% compared to December 31, 2014. As of March 31, 2015, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.2 years.

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

During the first three months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and U.S. Treasury notes. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of March 31, 2015, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2015, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of March 31, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

Gross unrealized gains in our investment securities portfolio were $129.0 million as of March 31, 2015 and $108.5 million as of December 31, 2014.  Gross unrealized losses on our temporarily impaired investment securities were $22.3 million as of March 31, 2015 and $44.3 million as of December 31, 2014.  This decrease in our gross unrealized loss positions on our temporarily impaired investment securities was primarily due to market interest rates declining during the first quarter of 2015. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae and corporate bonds. See Note 2 to the Consolidated Financial Statements for more information.

As of March 31, 2015, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $604.3 million, representing 59% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of our Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,141,408	$1,055,243
Commercial Mortgage	1,477,902	1,437,513
Construction	111,381	109,183
Lease Financing	224,419	226,189
Total Commercial	2,955,110	2,828,128
Consumer
Residential Mortgage	2,699,434	2,571,090
Home Equity	884,742	866,688
Automobile	339,686	323,848
Other [1]	299,656	307,835
Total Consumer	4,223,518	4,069,461
Total Loans and Leases	$7,178,628	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2015 increased by $281.0 million or 4% from December 31, 2014 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of March 31, 2015 increased by $127.0 million or 4% from December 31, 2014.  Commercial and industrial loans increased by $86.2 million or 8% from December 31, 2014 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $40.4 million or 3% from December 31, 2014 primarily due to increased demand from new and existing customers as the real estate economy in Hawaii continued to improve. Construction loans increased by $2.2 million or 2% from December 31, 2014 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $1.8 million or 1% from December 31, 2014 primarily due to paydowns on a leveraged lease.

Consumer loans and leases as of March 31, 2015 increased by $154.1 million or 4% from December 31, 2014.  Residential mortgage loans increased by $128.3 million or 5% from December 31, 2014 primarily due to our decision to retain additional conforming saleable loans in our portfolio. Home equity loans increased by $18.1 million or 2% from December 31, 2014 primarily due to a successful campaign to increase new loan production. Automobile loans increased by $15.8 million or 5% from December 31, 2014 due to increased customer demand combined with market share gains. Other consumer loans decreased by $8.2 million or 3% from December 31, 2014 due primarily to payoffs of two large other revolving credits.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2015
Commercial
Commercial and Industrial	$1,020,761	$69,418	$50,153	$807	$269	$1,141,408
Commercial Mortgage	1,349,973	30,078	97,851	—	—	1,477,902
Construction	111,381	—	—	—	—	111,381
Lease Financing	43,340	175,185	608	—	5,286	224,419
Total Commercial	2,525,455	274,681	148,612	807	5,555	2,955,110
Consumer
Residential Mortgage	2,590,173	—	106,308	2,953	—	2,699,434
Home Equity	849,160	3,435	30,491	1,656	—	884,742
Automobile	261,352	182	72,782	5,370	—	339,686
Other [3]	223,399	—	36,064	40,187	6	299,656
Total Consumer	3,924,084	3,617	245,645	50,166	6	4,223,518
Total Loans and Leases	$6,449,539	$278,298	$394,257	$50,973	$5,561	$7,178,628

December 31, 2014
Commercial
Commercial and Industrial	$935,258	$67,367	$50,699	$897	$1,022	$1,055,243
Commercial Mortgage	1,318,413	27,060	92,040	—	—	1,437,513
Construction	109,183	—	—	—	—	109,183
Lease Financing	44,238	176,618	647	—	4,686	226,189
Total Commercial	2,407,092	271,045	143,386	897	5,708	2,828,128
Consumer
Residential Mortgage	2,460,353	—	107,714	3,023	—	2,571,090
Home Equity	831,722	3,909	29,377	1,680	—	866,688
Automobile	248,598	285	69,985	4,980	—	323,848
Other [3]	233,396	—	34,885	39,547	7	307,835
Total Consumer	3,774,069	4,194	241,961	49,230	7	4,069,461
Total Loans and Leases	$6,181,161	$275,239	$385,347	$50,127	$5,715	$6,897,589

[1]
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]	Loans and leases classified as Foreign represent those which are recorded in the Company’s international business units.

[3]	Comprised of other revolving credit, installment, and lease financing.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes leveraged lease financing and participation in Shared National Credits.  Our consumer loan and lease portfolio includes limited lending activities on the U.S. Mainland.

Our Hawaii loan and lease portfolio increased by $268.4 million or 4% from December 31, 2014, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2015	December 31, 2014
Federal Home Loan Bank and Federal Reserve Bank Stock	$63,882	$66,374
Derivative Financial Instruments	16,473	16,515
Low-Income Housing and Other Equity Investments	75,099	77,495
Deferred Compensation Plan Assets	19,577	18,794
Prepaid Expenses	10,390	7,787
Accounts Receivable	23,618	13,405
Other	26,253	25,518
Total Other Assets	$235,292	$225,888

Other assets increased by $9.4 million or 4% from December 31, 2014. This increase was primarily due to a $10.2 million increase in accounts receivable balances due mainly to proceeds related to the sale of Visa Class B shares received in the second quarter of 2015. Also contributing to the increase was a $2.3 million increase in prepaid insurance and a $1.1 million increase in executive deferred compensation plan. This was partially offset by a $2.6 million redemption of a portion of our FHLB stock and a $2.4 million decrease mainly related to the amortization of low-income housing and solar energy partnership investments.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2015	December 31, 2014
Consumer	$6,220,391	$6,092,929
Commercial	5,444,814	5,163,352
Public and Other	1,314,411	1,376,808
Total Deposits	$12,979,616	$12,633,089

Total deposits were $13.0 billion as of March 31, 2015, an increase of $346.5 million or 3% from December 31, 2014. This increase was primarily due to a $281.5 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $127.5 million, mainly reflecting core deposit growth primarily resulting from our efforts to grow our relationship checking and savings deposit products. These increases were partially offset by a $102.2 million decrease in public time deposits mainly due to maturing time deposits held by local government entities.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2015	December 31, 2014
Money Market	$1,895,925	$1,766,173
Regular Savings	3,118,761	3,040,402
Total Savings Deposits	$5,014,686	$4,806,575

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2015	December 31, 2014
Government Entities	$72,329	$88,601
Private Institutions	600,000	600,000
Total Securities Sold Under Agreements to Repurchase	$672,329	$688,601

Securities sold under agreements to repurchase as of March 31, 2015 decreased by $16.3 million or 2% from December 31, 2014. As of March 31, 2015, the weighted-average maturity was 268 days for our repurchase agreements with government entities and 4.2 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 1.6 years.  As of March 31, 2015, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.31% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2015	December 31, 2014
Federal Home Loan Bank Advances	$150,000	$150,000
Non-Recourse Debt	13,005	13,005
Capital Lease Obligations	10,893	10,907
Total	$173,898	$173,912

Other debt was $173.9 million as of March 31, 2015, relatively unchanged from December 31, 2014. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016. These advances were primarily for asset/liability management purposes. As of March 31, 2015, our remaining unused line of credit with the FHLB was $747.5 million.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Retail Banking	$9,885	$6,218
Commercial Banking	15,400	11,261
Investment Services	2,053	1,738
Total	27,338	19,217
Treasury and Other	15,104	19,375
Consolidated Total	$42,442	$38,592

Retail Banking

Net income increased by $3.7 million or 59% in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income, partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily due to higher allocated expenses.

Commercial Banking

Net income increased by $4.1 million or 37% in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to higher net recoveries on loans and leases in the current period. The decrease in noninterest income was primarily due to lower nonrecurring loan fees. The increase in noninterest expense was primarily due to higher allocated expenses.

Investment Services

Net income increased by $0.3 million or 18% in the first quarter of 2015 compared to the same period in 2014 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to both higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher trust and asset management income primarily due to market value increases and higher trust termination fees. The increase in noninterest expense was primarily due to higher allocated expenses.

Treasury and Other

Net income decreased by $4.3 million or 22% in the first quarter of 2015 compared to the same period in 2014 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income.  The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields. The increase in noninterest expense was due to higher separation expense. The increase in noninterest income was due to a $10.1 million net gain on sale of 95,000 Visa Class B shares.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2015, our overall credit risk profile reflects a healthy Hawaii economy, with decreasing levels of non-performing assets and lower credit losses. The underlying risk profile of our lending portfolio continued to remain strong in the first quarter of 2015.

We actively manage exposures with deteriorating asset quality to reduce levels of potential loss exposure and closely monitor our reserves and capital to address both anticipated and unforeseen issues.  Risk management activities include detailed analysis of portfolio segments and stress tests of certain segments to ensure that reserve and capital levels are appropriate.  We perform frequent loan and lease-level risk monitoring and risk rating reviews, which provide opportunities for early interventions to allow for credit exits or restructuring, loan and lease sales, and voluntary workouts and liquidations.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2015	December 31, 2014
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$8,641	$9,088
Commercial Mortgage	732	745
Total Commercial	9,373	9,833
Consumer
Residential Mortgage	14,344	14,841
Home Equity	2,965	3,097
Total Consumer	17,309	17,938
Total Non-Accrual Loans and Leases	26,682	27,771
Foreclosed Real Estate	2,095	2,311
Total Non-Performing Assets	$28,777	$30,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$2
Total Commercial	—	2
Consumer
Residential Mortgage	3,914	4,506
Home Equity	2,425	2,596
Automobile	537	616
Other [1]	1,078	941
Total Consumer	7,954	8,659
Total Accruing Loans and Leases Past Due 90 Days or More	$7,954	$8,661
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$46,639	$45,474
Total Loans and Leases	$7,178,628	$6,897,589
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.37%	0.40%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.40%	0.44%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.34%	0.38%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.44%	0.47%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.51%	0.56%
Changes in Non-Performing Assets
Balance as of December 31, 2014	$30,082
Additions	621
Reductions
Payments	(1,427)
Return to Accrual Status	(187)
Sales of Foreclosed Real Estate	(37)
Charge-offs/Write-downs	(275)
Total Reductions	(1,926)
Balance as of March 31, 2015	$28,777

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $28.8 million as of March 31, 2015, a decrease of $1.3 million or 4% from December 31, 2014.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.40% as of March 31, 2015 and 0.44% as of December 31, 2014. The decrease was primarily due to a $0.5 million decrease in residential mortgage non-accrual loans and a $0.5 million reduction in commercial non-accrual loans due to payments.

Commercial and industrial non-accrual loans decreased by $0.4 million or 5% from December 31, 2014 due to paydowns. As of March 31, 2015, four commercial borrowers comprised 94% of the non-accrual balance in this category.  We have individually evaluated these four loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans were relatively unchanged from December 31, 2014. We have individually evaluated the two remaining commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $0.5 million or 3% from December 31, 2014 primarily due to $0.7 million in paydowns, partially offset by $0.2 million in additions.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of March 31, 2015, our residential mortgage non-accrual loans were comprised of 39 loans with a weighted average current LTV ratio of 66%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.2 million or 9% from December 31, 2014.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.0 million as of March 31, 2015, a $0.7 million or 8% decrease from December 31, 2014.  This decrease was primarily in our residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $65.5 million as of March 31, 2015 and $64.7 million as of December 31, 2014, and had a related Allowance of $5.7 million as of March 31, 2015 and $5.9 million as of December 31, 2014.  As of March 31, 2015, we have recorded charge-offs of $18.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial
Commercial and Industrial	$14,545	$13,176
Commercial Mortgage	6,183	5,734
Construction	1,667	1,689
Total Commercial	22,395	20,599
Consumer
Residential Mortgage	31,725	32,331
Home Equity	1,203	1,012
Automobile	5,546	5,375
Other [1]	979	913
Total Consumer	39,453	39,631
Total	$61,848	$60,230

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $1.6 million or 3% from December 31, 2014. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2015	2014	2014
Balance at Beginning of Period	$114,575	$116,249	$121,521
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(235)	(205)	(819)
Consumer
Residential Mortgage	(559)	(97)	(329)
Home Equity	(216)	(293)	(351)
Automobile	(1,428)	(1,376)	(917)
Other [1]	(1,650)	(1,772)	(1,622)
Total Loans and Leases Charged-Off	(4,088)	(3,743)	(4,038)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	646	396	920
Commercial Mortgage	14	14	14
Construction	8	8	5
Lease Financing	68	4	2
Consumer
Residential Mortgage	342	542	272
Home Equity	881	204	551
Automobile	494	467	445
Other [1]	408	434	501
Total Recoveries on Loans and Leases Previously Charged-Off	2,861	2,069	2,710
Net Loans and Leases Charged-Off	(1,227)	(1,674)	(1,328)
Provision for Credit Losses	—	—	—
Provision for Unfunded Commitments	—	—	(57)
Balance at End of Period [2]	$113,348	$114,575	$120,136

Components
Allowance for Loan and Lease Losses	$107,461	$108,688	$114,126
Reserve for Unfunded Commitments	5,887	5,887	6,010
Total Reserve for Credit Losses	$113,348	$114,575	$120,136

Average Loans and Leases Outstanding	$7,053,061	$6,746,332	$6,104,041

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.07%	0.10%	0.09%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.50%	1.58%	1.84%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2015, the Allowance was $107.5 million or 1.50% of total loans and leases outstanding, compared with an Allowance of $108.7 million or 1.58% of total loans and leases outstanding as of December 31, 2014.  The decrease in the Allowance was commensurate with the Company's strong credit risk profile and a healthy Hawaii economy.

Net charge-offs on loans and leases were $1.2 million or 0.07% of total average loans and leases, on an annualized basis, in the first quarter of 2015 compared to net charge-offs of $1.3 million or 0.09% of total average loans and leases, on an annualized basis, in the first quarter of 2014. All of our commercial portfolios were in net recovery positions in the first quarter of 2015. Net recoveries in our commercial portfolios were $0.5 million for the first three months of 2015 compared to $0.1 million for the same period in 2014. The favorable variance was primarily due to a recovery related to one commercial and industrial loan. Net charge-offs in our consumer portfolios were $1.7 million for the first three months of 2015 compared to $1.5 million for the same period in 2014.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2015, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of March 31, 2015, unchanged from December 31, 2014. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

Our use of derivative financial instruments, as detailed in Note 11 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2015, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of March 31, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2015 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2014. The increase in sensitivity was partially due to changes in our balance sheet mix, including increases in funds sold, floating rate commercial loans, and core deposits.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2015		December 31, 2014
Gradual Change in Interest Rates (basis points)
+200	$10,993	2.8%	$7,934	2.0%
+100	5,399	1.4%	3,740	1.0%
-100	(7,059)	-1.8%	(6,528)	-1.7%

Immediate Change in Interest Rates (basis points)
+200	$27,029	6.9%	$18,962	4.8%
+100	13,119	3.3%	8,804	2.2%
-100	(22,309)	-5.7%	(20,755)	-5.3%

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of March 31, 2015, investment securities with a carrying value of $180.7 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2015, we could have borrowed an additional $747.5 million from the FHLB and an additional $647.6 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2015.  As of March 31, 2015, cash and cash equivalents were $775.5 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $13.0 billion.  As of March 31, 2015, we maintained our excess liquidity primarily in municipal bond holdings and mortgage-backed securities issued by Ginnie Mae. As of March 31, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2015, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2015 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2015, shareholders' equity was $1.1 billion, an increase of $20.2 million or 2% from December 31, 2014. For the first three months of 2015, net income of $42.4 million, common stock issuances of $3.3 million, shared-based compensation of $1.8 million and other comprehensive income of $5.5 million were partially offset by cash dividends paid of $19.7 million, and common stock repurchased of $13.1 million. In the first three months of 2015, included in the amount of common stock repurchased were 178,548 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $57.70 and a total cost of $10.3 million. From the beginning of our share repurchase program in July 2001 through March 31, 2015, we repurchased a total of 52.2 million shares of common stock and returned a total of $1.93 billion to our shareholders at an average cost of $37.03 per share. As of March 31, 2015, remaining buyback authority under our share repurchase program was $62.9 million. From April 1, 2015 through April 14, 2015, the Parent repurchased an additional 36,000 shares of common stock at an average cost of $61.46 per share for a total of $2.2 million.  Remaining buyback authority under our share repurchase program was $60.7 million as of April 14, 2015.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2015, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on June 12, 2015 to shareholders of record at the close of business on May 29, 2015.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of March 31, 2015 and December 31, 2014.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2015	December 31, 2014
	Regulatory Capital
	Shareholders’ Equity	$1,075,251	$1,055,086
Less:	Goodwill [2]	27,422	31,517
	Defined Benefit Plans Adjustment	(33,895)	(34,115)
	Net Unrealized Gains (Losses) on Investment Securities [3]	12,723	15,984
	Other	(198)	2,069
	Common Equity Tier 1 Capital	1,069,199	n/a

	Tier 1 Capital	1,069,199	1,039,631
	Allowable Reserve for Credit Losses	91,692	88,785
	Total Regulatory Capital [1]	$1,160,891	$1,128,416

	Risk-Weighted Assets [1]	$7,313,682	$7,077,035

	Key Regulatory Capital Ratios [1]
	Common Equity Tier 1 Capital Ratio	14.62%	n/a	%
	Tier 1 Capital Ratio	14.62	14.69
	Total Capital Ratio	15.87	15.94
	Tier 1 Leverage Ratio	7.17	7.13
1 March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.
2 March 31, 2015 calculated net of deferred tax liabilities.
3 March 31, 2015 includes unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

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

Stress Testing

The Dodd-Frank Act requires federal banking agencies to issue regulations that require banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion.  These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

In March 2014, the FRB, OCC, and FDIC issued final supervisory guidance for these stress tests. This joint final supervisory guidance discusses supervisory expectations for stress test practices, provides examples of practices that would be consistent with those expectations, and offers additional details about stress test methodologies. It also emphasizes the importance of stress testing as an ongoing risk management practice.

We submitted our latest stress testing results, utilizing data as of September 30, 2014, to the FRB on March 31, 2015.  We are also required to make our first stress test-related public disclosure, utilizing data as of September 30, 2014, between June 15 and June 30, 2015.

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

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the "Court") overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants:  fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” as to which the FRB was entitled to “special deference.” The Court remanded one issue relating to recovery of fraud-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transaction monitoring costs fell outside of the costs associated with fraud prevention. The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. On August 18, 2014, some of the trade associations and retailers filed an appeal with the U.S. Supreme Court seeking review of the decision of the Court. On January 20, 2015, the U.S. Supreme Court announced it would not hear retailers’ challenge to the FRB's debit card interchange fee rules. The U.S. Supreme Court's decision not to hear the case keeps intact the March 21, 2014 ruling by the Court. Management will continue to monitor the developments related to this matter and any potential impact on the Company's statements of income.

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

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities (“VIEs”).  These unconsolidated VIEs are primarily low-income housing partnerships and solar energy partnerships.  Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE.  We have determined that the Company is not the primary beneficiary of these entities.  As a result, we do not consolidate these VIEs.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2015 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2015	127,089	$56.27	99,048	$67,681,665
February 1 - 28, 2015	71,192	59.30	69,500	63,554,487
March 1 - 31, 2015	28,945	61.15	10,000	62,944,109
Total	227,226	$57.84	178,548

[1]
During the first quarter of 2015, 48,678 shares were purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of March 31, 2015, $62.9 million remained of the total $2.0 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 20, 2015		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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