Form 10-Q
period 2015-06-30
BANK OF HAWAII CORP
filed 2015-07-27
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

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
Yes ☐  No ☒

As of July 21, 2015, there were 43,501,279 shares of common stock outstanding.

1

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income
Interest and Fees on Loans and Leases	$73,565	$65,818	$144,526	$129,344
Income on Investment Securities
Available-for-Sale	10,273	10,697	20,471	21,457
Held-to-Maturity	22,832	26,938	47,239	54,827
Deposits	2	1	5	4
Funds Sold	268	168	527	305
Other	310	302	612	604
Total Interest Income	107,250	103,924	213,380	206,541
Interest Expense
Deposits	2,405	2,393	4,773	4,751
Securities Sold Under Agreements to Repurchase	6,440	6,465	12,811	12,862
Funds Purchased	3	4	6	7
Other Debt	620	650	1,238	1,276
Total Interest Expense	9,468	9,512	18,828	18,896
Net Interest Income	97,782	94,412	194,552	187,645
Provision for Credit Losses	—	(2,199)	—	(2,199)
Net Interest Income After Provision for Credit Losses	97,782	96,611	194,552	189,844
Noninterest Income
Trust and Asset Management	12,355	12,005	24,535	23,857
Mortgage Banking	3,469	1,804	5,162	3,809
Service Charges on Deposit Accounts	8,203	8,638	16,740	17,516
Fees, Exchange, and Other Service Charges	13,352	13,370	26,249	26,309
Investment Securities Gains, Net	86	2,079	10,317	4,239
Annuity and Insurance	1,885	1,930	3,929	4,053
Bank-Owned Life Insurance	2,088	1,519	3,822	3,121
Other	4,487	3,136	7,478	6,345
Total Noninterest Income	45,925	44,481	98,232	89,249
Noninterest Expense
Salaries and Benefits	47,610	45,081	97,390	91,978
Net Occupancy	8,605	9,254	17,938	18,671
Net Equipment	4,826	4,669	10,114	9,272
Data Processing	3,673	3,842	7,446	7,491
Professional Fees	2,265	2,613	4,599	4,873
FDIC Insurance	2,068	2,055	4,208	4,131
Other	14,527	13,568	28,794	28,213
Total Noninterest Expense	83,574	81,082	170,489	164,629
Income Before Provision for Income Taxes	60,133	60,010	122,295	114,464
Provision for Income Taxes	18,979	18,520	38,699	34,382
Net Income	$41,154	$41,490	$83,596	$80,082
Basic Earnings Per Share	$0.95	$0.94	$1.93	$1.81
Diluted Earnings Per Share	$0.95	$0.94	$1.92	$1.81
Dividends Declared Per Share	$0.45	$0.45	$0.90	$0.90
Basic Weighted Average Shares	43,305,813	44,053,899	43,345,667	44,123,030
Diluted Weighted Average Shares	43,518,349	44,246,431	43,558,664	44,332,838

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net Income	$41,154	$41,490	$83,596	$80,082
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(7,610)	8,617	(2,316)	14,888
Defined Benefit Plans	220	156	440	312
Total Other Comprehensive Income (Loss)	(7,390)	8,773	(1,876)	15,200
Comprehensive Income	$33,764	$50,263	$81,720	$95,282

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Interest-Bearing Deposits in Other Banks	$3,420	$2,873
Funds Sold	602,598	360,577
Investment Securities
Available-for-Sale	2,275,361	2,289,190
Held-to-Maturity (Fair Value of $4,240,732 and $4,504,495)	4,199,121	4,466,679
Loans Held for Sale	18,483	5,136
Loans and Leases	7,428,438	6,897,589
Allowance for Loan and Lease Losses	(106,006)	(108,688)
Net Loans and Leases	7,322,432	6,788,901
Total Earning Assets	14,421,415	13,913,356
Cash and Due From Banks	150,874	172,126
Premises and Equipment, Net	108,439	109,854
Accrued Interest Receivable	44,475	44,654
Foreclosed Real Estate	1,989	2,311
Mortgage Servicing Rights	23,426	24,695
Goodwill	31,517	31,517
Bank-Owned Life Insurance	265,133	262,807
Other Assets	200,775	225,888
Total Assets	$15,248,043	$14,787,208

Liabilities
Deposits
Noninterest-Bearing Demand	$4,156,847	$3,832,943
Interest-Bearing Demand	2,699,517	2,559,570
Savings	5,044,711	4,806,575
Time	1,189,620	1,434,001
Total Deposits	13,090,695	12,633,089
Funds Purchased	8,459	8,459
Securities Sold Under Agreements to Repurchase	672,310	688,601
Other Debt	170,816	173,912
Retirement Benefits Payable	55,181	55,477
Accrued Interest Payable	5,254	5,148
Taxes Payable and Deferred Taxes	26,244	27,777
Other Liabilities	136,145	139,659
Total Liabilities	14,165,104	13,732,122
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30 2015 - 57,745,324 / 43,535,020 and December 31, 2014 - 57,634,755 / 43,724,208)	575	574
Capital Surplus	536,782	531,932
Accumulated Other Comprehensive Loss	(28,562)	(26,686)
Retained Earnings	1,278,672	1,234,801
Treasury Stock, at Cost (Shares: June 30, 2015 - 14,210,304 and December 31, 2014 - 13,910,547)	(704,528)	(685,535)
Total Shareholders’ Equity	1,082,939	1,055,086
Total Liabilities and Shareholders’ Equity	$15,248,043	$14,787,208
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	83,596	—	83,596
Other Comprehensive Loss	—	—	—	(1,876)	—	—	(1,876)
Share-Based Compensation	—	—	3,731	—	—	—	3,731
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	213,289	1	1,119	—	(408)	5,394	6,106
Common Stock Repurchased	(402,477)	—	—	—	—	(24,387)	(24,387)
Cash Dividends Declared ($0.90 per share)	—	—	—	—	(39,317)	—	(39,317)
Balance as of June 30, 2015	43,535,020	$575	$536,782	$(28,562)	$1,278,672	$(704,528)	$1,082,939

Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	80,082	—	80,082
Other Comprehensive Income	—	—	—	15,200	—	—	15,200
Share-Based Compensation	—	—	3,820	—	—	—	3,820
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	274,621	1	959	—	(279)	6,074	6,755
Common Stock Repurchased	(467,778)	—	—	—	—	(26,987)	(26,987)
Cash Dividends Declared ($0.90 per share)	—	—	—	—	(40,045)	—	(40,045)
Balance as of June 30, 2014	44,297,228	$573	$527,284	$(16,623)	$1,191,512	$(651,945)	$1,050,801
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014
Operating Activities
Net Income	$83,596	$80,082
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	(2,199)
Depreciation and Amortization	6,386	6,172
Amortization of Deferred Loan and Lease Fees	(1,076)	(938)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	25,314	24,886
Share-Based Compensation	3,731	3,820
Benefit Plan Contributions	(1,072)	(892)
Deferred Income Taxes	(4,803)	(222)
Net Gains on Sales of Loans and Leases	(1,967)	(1,650)
Net Gains on Sales of Investment Securities	(10,317)	(4,239)
Proceeds from Sales of Loans Held for Sale	69,856	57,411
Originations of Loans Held for Sale	(81,374)	(52,947)
Tax Benefits from Share-Based Compensation	(356)	(405)
Net Change in Other Assets and Other Liabilities	28,133	(35,031)
Net Cash Provided by Operating Activities	116,051	73,848

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	174,152	165,023
Proceeds from Sales	10,384	12,750
Purchases	(177,532)	(126,791)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	410,311	374,734
Purchases	(154,681)	(347,876)
Net Change in Loans and Leases	(535,834)	(336,068)
Premises and Equipment, Net	(4,971)	(5,651)
Net Cash Used in Investing Activities	(278,171)	(263,879)

Financing Activities
Net Change in Deposits	457,606	755,378
Net Change in Short-Term Borrowings	(16,291)	(25,938)
Tax Benefits from Share-Based Compensation	356	405
Proceeds from Issuance of Common Stock	5,469	6,249
Repurchase of Common Stock	(24,387)	(26,987)
Cash Dividends Paid	(39,317)	(40,045)
Net Cash Provided by Financing Activities	383,436	669,062

Net Change in Cash and Cash Equivalents	221,316	479,031
Cash and Cash Equivalents at Beginning of Period	535,576	463,746
Cash and Cash Equivalents at End of Period	$756,892	$942,777
Supplemental Information
Cash Paid for Interest	$18,313	$18,170
Cash Paid for Income Taxes	34,339	27,696
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	83	3,311
Transfers from Loans to Loans Held for Sale	61,526	—

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

Accounting Standards Adopted in 2015

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects (see Note 5 to the Consolidated Financial Statements). The Company adopted ASU No. 2014-01 effective January 1, 2015. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. Prior to adoption of ASU No. 2014-01, the Company accounted for such investments using the effective yield method and continued to do so for these pre-existing investments after adopting ASU No. 2014-01. The Company expects future investments to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. There were no new investments being amortized since the adoption of ASU No. 2014-01 on January 1, 2015, and therefore, the adoption of ASU No. 2014-01 has not had a material impact on the Company's Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 6 to the Consolidated Financial Statements). The Company adopted the amendments in this ASU effective January 1, 2015. As of June 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted ASU No. 2014-12 effective January 1, 2015. As of June 30, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s current method of accounting for fees paid in a cloud computing arrangement is consistent with the accounting guidance provided by ASU No. 2015-05. Therefore, the adoption of ASU No. 2015-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$365,844	$5,048	$(127)	$370,765
Debt Securities Issued by States and Political Subdivisions	731,724	18,911	(1,776)	748,859
Debt Securities Issued by Corporations	313,196	421	(3,756)	309,861
Mortgage-Backed Securities:
Residential - Government Agencies	379,489	9,085	(1,211)	387,363
Residential - U.S. Government-Sponsored Enterprises	303,170	2,304	(703)	304,771
Commercial - Government Agencies	159,862	—	(6,120)	153,742
Total Mortgage-Backed Securities	842,521	11,389	(8,034)	845,876
Total	$2,253,285	$35,769	$(13,693)	$2,275,361
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$559,587	$3,401	$(177)	$562,811
Debt Securities Issued by States and Political Subdivisions	247,783	13,173	—	260,956
Debt Securities Issued by Corporations	159,031	1,202	(1,408)	158,825
Mortgage-Backed Securities:
Residential - Government Agencies	2,517,442	38,545	(15,600)	2,540,387
Residential - U.S. Government-Sponsored Enterprises	417,478	2,749	(80)	420,147
Commercial - Government Agencies	297,800	1,970	(2,164)	297,606
Total Mortgage-Backed Securities	3,232,720	43,264	(17,844)	3,258,140
Total	$4,199,121	$61,040	$(19,429)	$4,240,732

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2015.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$85,358	$85,907
Due After One Year Through Five Years	436,379	437,170
Due After Five Years Through Ten Years	490,364	497,559
Due After Ten Years	93,204	99,012
	1,105,305	1,119,648

Debt Securities Issued by Government Agencies	305,459	309,837
Mortgage-Backed Securities:
Residential - Government Agencies	379,489	387,363
Residential - U.S. Government-Sponsored Enterprises	303,170	304,771
Commercial - Government Agencies	159,862	153,742
Total Mortgage-Backed Securities	842,521	845,876
Total	$2,253,285	$2,275,361

Held-to-Maturity:
Due in One Year or Less	$79,884	$80,195
Due After One Year Through Five Years	490,508	493,749
Due After Five Years Through Ten Years	270,234	275,890
Due After Ten Years	125,775	132,758
	966,401	982,592
Mortgage-Backed Securities:
Residential - Government Agencies	2,517,442	2,540,387
Residential - U.S. Government-Sponsored Enterprises	417,478	420,147
Commercial - Government Agencies	297,800	297,606
Total Mortgage-Backed Securities	3,232,720	3,258,140
Total	$4,199,121	$4,240,732

Investment securities with carrying values of $2.7 billion and $2.8 billion as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Gross Gains on Sales of Investment Securities	$86	$2,079	$10,317	$4,239
Gross Losses on Sales of Investment Securities	—	—	—	—
Net Gains on Sales of Investment Securities	$86	$2,079	$10,317	$4,239

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$58,296	$(102)	$5,178	$(25)	$63,474	$(127)
Debt Securities Issued by States and Political Subdivisions	193,853	(1,776)	—	—	193,853	(1,776)
Debt Securities Issued by Corporations	126,177	(1,843)	143,190	(1,913)	269,367	(3,756)
Mortgage-Backed Securities:
Residential - Government Agencies	17,450	(10)	10,508	(1,201)	27,958	(1,211)
Residential - U.S. Government-Sponsored Enterprises	141,971	(703)	—	—	141,971	(703)
Commercial - Government Agencies	—	—	153,743	(6,120)	153,743	(6,120)
Total Mortgage-Backed Securities	159,421	(713)	164,251	(7,321)	323,672	(8,034)
Total	$537,747	$(4,434)	$312,619	$(9,259)	$850,366	$(13,693)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$60,215	$(101)	$30,169	$(76)	$90,384	$(177)
Debt Securities Issued by Corporations	4,204	(1)	75,540	(1,407)	79,744	(1,408)
Mortgage-Backed Securities:
Residential - Government Agencies	482,495	(3,675)	469,731	(11,925)	952,226	(15,600)
Residential - U.S. Government-Sponsored Enterprises	86,791	(80)	—	—	86,791	(80)
Commercial - Government Agencies	110,069	(994)	56,238	(1,170)	166,307	(2,164)
Total Mortgage-Backed Securities	679,355	(4,749)	525,969	(13,095)	1,205,324	(17,844)
Total	$743,774	$(4,851)	$631,678	$(14,578)	$1,375,452	$(19,429)

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,729	$(2)	$5,546	$(38)	$7,275	$(40)
Debt Securities Issued by States and Political Subdivisions	78,068	(305)	94,543	(1,140)	172,611	(1,445)
Debt Securities Issued by Corporations	73,829	(1,171)	180,335	(2,814)	254,164	(3,985)
Mortgage-Backed Securities:
Residential - Government Agencies	3,025	(8)	12,215	(1,035)	15,240	(1,043)
Residential - U.S. Government-Sponsored Enterprises	103,824	(191)	—	—	103,824	(191)
Commercial - Government Agencies	—	—	178,232	(8,581)	178,232	(8,581)
Total Mortgage-Backed Securities	106,849	(199)	190,447	(9,616)	297,296	(9,815)
Total	$260,475	$(1,677)	$470,871	$(13,608)	$731,346	$(15,285)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,016	$(134)	$144,222	$(1,025)	$214,238	$(1,159)
Debt Securities Issued by Corporations	46,196	(349)	82,109	(3,093)	128,305	(3,442)
Mortgage-Backed Securities:
Residential - Government Agencies	280,967	(1,207)	845,911	(19,429)	1,126,878	(20,636)
Residential - U.S. Government-Sponsored Enterprises	45,754	(15)	—	—	45,754	(15)
Commercial - Government Agencies	124,594	(179)	171,091	(3,612)	295,685	(3,791)
Total Mortgage-Backed Securities	451,315	(1,401)	1,017,002	(23,041)	1,468,317	(24,442)
Total	$567,527	$(1,884)	$1,243,333	$(27,159)	$1,810,860	$(29,043)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2015, which were comprised of 175 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2015 and December 31, 2014, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Taxable	$27,776	$32,316	$57,068	$65,743
Non-Taxable	5,329	5,319	10,642	10,541
Total Interest Income from Investment Securities	$33,105	$37,635	$67,710	$76,284

As of June 30, 2015, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $590.4 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Federal Home Loan Bank Stock	$16,000	$47,075
Federal Reserve Bank Stock	19,418	19,299
Total	$35,418	$66,374

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

Effective May 31, 2015, FHLB Des Moines completed its previously announced merger with the Federal Home Loan Bank of Seattle (“FHLB Seattle”). The continuing bank, FHLB Des Moines, remains headquartered in Des Moines with a western regional office in Seattle. Prior to the merger, the Company held stock in FHLB Seattle. Pursuant to the terms of the Merger Agreement, each share of FHLB Seattle stock was converted into one share of FHLB Des Moines stock. In addition, upon the merger, the Company's excess FHLB stock was redeemed and the Company’s membership effectively transferred to FHLB Des Moines.  The merger did not have a material impact on the Company's Consolidated Financial Statements or the Company's dealings with the continuing bank.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of June 30, 2015, the conversion ratio was 1.6483.

During the first six months of 2015, the Company recorded a $10.1 million net gain on the sale of 95,000 Visa Class B shares. Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 293,214 Class B shares (483,305 Class A equivalents) that the Company owns are carried at a zero cost basis. The Company also contributed 9,300 Visa Class B restricted shares to the Bank of Hawaii Foundation during the first six months of 2015. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2015.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,173,259	$1,055,243
Commercial Mortgage	1,528,685	1,437,513
Construction	118,714	109,183
Lease Financing	222,113	226,189
Total Commercial	3,042,771	2,828,128
Consumer
Residential Mortgage	2,787,847	2,571,090
Home Equity	931,191	866,688
Automobile	352,128	323,848
Other [1]	314,501	307,835
Total Consumer	4,385,667	4,069,461
Total Loans and Leases	$7,428,438	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2015 and 2014.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2015 and 2014.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,834	$41,627	$107,461
Loans and Leases Charged-Off	(255)	(3,241)	(3,496)
Recoveries on Loans and Leases Previously Charged-Off	486	1,555	2,041
Net Loans and Leases Recovered (Charged-Off)	231	(1,686)	(1,455)
Provision for Credit Losses	940	(940)	—
Balance at End of Period	$67,005	$39,001	$106,006
Six Months Ended June 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(490)	(7,094)	(7,584)
Recoveries on Loans and Leases Previously Charged-Off	1,222	3,680	4,902
Net Loans and Leases Recovered (Charged-Off)	732	(3,414)	(2,682)
Provision for Credit Losses	1,722	(1,722)	—
Balance at End of Period	$67,005	$39,001	$106,006
As of June 30, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,160	$3,405	$5,565
Collectively Evaluated for Impairment	64,845	35,596	100,441
Total	$67,005	$39,001	$106,006
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,512	$39,267	$66,779
Collectively Evaluated for Impairment	3,015,259	4,346,400	7,361,659
Total	$3,042,771	$4,385,667	$7,428,438

Three Months Ended June 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,390	$42,736	$114,126
Loans and Leases Charged-Off	(815)	(3,182)	(3,997)
Recoveries on Loans and Leases Previously Charged-Off	2,156	3,752	5,908
Net Loans and Leases Recovered (Charged-Off)	1,341	570	1,911
Provision for Credit Losses	(845)	(1,354)	(2,199)
Balance at End of Period	$71,886	$41,952	$113,838
Six Months Ended June 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(1,634)	(6,401)	(8,035)
Recoveries on Loans and Leases Previously Charged-Off	3,097	5,521	8,618
Net Loans and Leases Recovered (Charged-Off)	1,463	(880)	583
Provision for Credit Losses	(1,023)	(1,176)	(2,199)
Balance at End of Period	$71,886	$41,952	$113,838
As of June 30, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$8,693	$3,332	$12,025
Collectively Evaluated for Impairment	63,193	38,620	101,813
Total	$71,886	$41,952	$113,838
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,089	$38,007	$65,096
Collectively Evaluated for Impairment	2,666,419	3,694,838	6,361,257
Total	$2,693,508	$3,732,845	$6,426,353

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

Classified:
Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection and the current loan-to-value ratio is 60% or less. Home equity loans that are past due 90 days or more as to principal or interest may be considered pass if the Company is in the process of collection, the first mortgage is with the Company, and the current combined loan-to-value ratio is 60% or less. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered classified for a period of generally up to six months following a loan modification. Following a period of demonstrated performance in accordance with the modified contractual terms, the loan may be removed from classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to classified loans and leases are not corrected in a timely manner.

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,119,752	$1,461,791	$116,971	$221,647	$2,920,161
Special Mention	16,460	24,289	—	83	40,832
Classified	37,047	42,605	1,743	383	81,778
Total	$1,173,259	$1,528,685	$118,714	$222,113	$3,042,771

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,772,013	$926,305	$351,806	$313,723	$4,363,847
Classified	15,834	4,886	322	778	21,820
Total	$2,787,847	$931,191	$352,128	$314,501	$4,385,667
Total Recorded Investment in Loans and Leases					$7,428,438

	December 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,001,474	$1,358,812	$107,381	$225,783	$2,693,450
Special Mention	17,364	45,082	—	17	62,463
Classified	36,405	33,619	1,802	389	72,215
Total	$1,055,243	$1,437,513	$109,183	$226,189	$2,828,128

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,556,140	$862,258	$323,232	$307,123	$4,048,753
Classified	14,950	4,430	616	712	20,708
Total	$2,571,090	$866,688	$323,848	$307,835	$4,069,461
Total Recorded Investment in Loans and Leases					$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2015
Commercial
Commercial and Industrial	$482	$2,312	$750	$8,299	$11,843	$1,161,416	$1,173,259	$2,813
Commercial Mortgage	—	31	—	716	747	1,527,938	1,528,685	492
Construction	—	—	—	—	—	118,714	118,714	—
Lease Financing	—	—	—	—	—	222,113	222,113	—
Total Commercial	482	2,343	750	9,015	12,590	3,030,181	3,042,771	3,305
Consumer
Residential Mortgage	7,678	2,335	4,789	14,918	29,720	2,758,127	2,787,847	3,439
Home Equity	2,226	1,271	2,395	3,528	9,420	921,771	931,191	1,361
Automobile	7,135	1,206	323	—	8,664	343,464	352,128	—
Other [1]	2,446	1,789	1,395	—	5,630	308,871	314,501	—
Total Consumer	19,485	6,601	8,902	18,446	53,434	4,332,233	4,385,667	4,800
Total	$19,967	$8,944	$9,652	$27,461	$66,024	$7,362,414	$7,428,438	$8,105

As of December 31, 2014
Commercial
Commercial and Industrial	$992	$356	$2	$9,088	$10,438	$1,044,805	$1,055,243	$7,819
Commercial Mortgage	458	—	—	745	1,203	1,436,310	1,437,513	—
Construction	—	—	—	—	—	109,183	109,183	—
Lease Financing	—	—	—	—	—	226,189	226,189	—
Total Commercial	1,450	356	2	9,833	11,641	2,816,487	2,828,128	7,819
Consumer
Residential Mortgage	4,907	2,107	4,506	14,841	26,361	2,544,729	2,571,090	632
Home Equity	3,461	2,661	2,596	3,097	11,815	854,873	866,688	375
Automobile	7,862	1,483	616	—	9,961	313,887	323,848	—
Other [1]	2,416	1,049	941	—	4,406	303,429	307,835	—
Total Consumer	18,646	7,300	8,659	17,938	52,543	4,016,918	4,069,461	1,007
Total	$20,096	$7,656	$8,661	$27,771	$64,184	$6,833,405	$6,897,589	$8,826

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,604	$17,915	$—
Commercial Mortgage	6,973	6,973	—
Construction	1,647	1,647	—
Total Commercial	21,224	26,535	—
Total Impaired Loans with No Related Allowance Recorded	$21,224	$26,535	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,288	$12,888	$2,160
Total Commercial	6,288	12,888	2,160
Consumer
Residential Mortgage	31,185	37,268	3,265
Home Equity	1,191	1,191	14
Automobile	5,787	5,787	94
Other [1]	1,104	1,104	32
Total Consumer	39,267	45,350	3,405
Total Impaired Loans with an Allowance Recorded	$45,555	$58,238	$5,565

Impaired Loans:
Commercial	$27,512	$39,423	$2,160
Consumer	39,267	45,350	3,405
Total Impaired Loans	$66,779	$84,773	$5,565

December 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,763	$15,013	$—
Commercial Mortgage	6,480	6,480	—
Construction	1,689	1,689	—
Total Commercial	17,932	23,182	—
Total Impaired Loans with No Related Allowance Recorded	$17,932	$23,182	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,184	$13,784	$2,387
Total Commercial	7,184	13,784	2,387
Consumer
Residential Mortgage	32,331	37,989	3,445
Home Equity	1,012	1,012	16
Automobile	5,375	5,375	66
Other [1]	913	913	34
Total Consumer	39,631	45,289	3,561
Total Impaired Loans with an Allowance Recorded	$46,815	$59,073	$5,948

Impaired Loans:
Commercial	$25,116	$36,966	$2,387
Consumer	39,631	45,289	3,561
Total Impaired Loans	$64,747	$82,255	$5,948
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,201	$110	$11,275	$66
Commercial Mortgage	6,690	66	7,135	56
Construction	1,658	27	1,696	22
Total Commercial	20,549	203	20,106	144
Consumer
Other [1]	—	—	15	—
Total Consumer	—	—	15	—
Total Impaired Loans with No Related Allowance Recorded	$20,549	$203	$20,121	$144

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,250	$28	$8,347	$27
Total Commercial	6,250	28	8,347	27
Consumer
Residential Mortgage	31,455	264	31,368	244
Home Equity	1,197	11	995	9
Automobile	5,667	111	5,080	106
Other [1]	1,042	27	437	10
Total Consumer	39,361	413	37,880	369
Total Impaired Loans with an Allowance Recorded	$45,611	$441	$46,227	$396

Impaired Loans:
Commercial	$26,799	$231	$28,453	$171
Consumer	39,361	413	37,895	369
Total Impaired Loans	$66,160	$644	$66,348	$540

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,388	$208	$11,753	$158
Commercial Mortgage	6,620	131	9,722	111
Construction	1,668	54	1,483	38
Total Commercial	19,676	393	22,958	307
Consumer
Other [1]	—	—	10	—
Total Consumer	—	—	10	—
Total Impaired Loans with No Related Allowance Recorded	$19,676	$393	$22,968	$307

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,561	$54	$8,832	$55
Total Commercial	6,561	54	8,832	55
Consumer
Residential Mortgage	31,747	531	31,691	480
Home Equity	1,135	19	928	14
Automobile	5,569	215	5,114	213
Other [1]	999	49	401	18
Total Consumer	39,450	814	38,134	725
Total Impaired Loans with an Allowance Recorded	$46,011	$868	$46,966	$780

Impaired Loans:
Commercial	$26,237	$447	$31,790	$362
Consumer	39,450	814	38,144	725
Total Impaired Loans	$65,687	$1,261	$69,934	$1,087

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2015 and 2014, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $63.2 million and $60.2 million as of June 30, 2015 and December 31, 2014, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of June 30, 2015 and December 31, 2014.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loan modifications usually involved extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2015 and 2014.

	Loans Modified as a TDR for the Three Months Ended June 30, 2015			Loans Modified as a TDR for the Three Months Ended June 30, 2014
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	22	$4,535	$2	7	$1,429	$2
Commercial Mortgage	1	624	62	—	—	—
Total Commercial	23	5,159	64	7	1,429	2
Consumer
Residential Mortgage	5	1,414	92	4	1,033	25
Home Equity	—	—	—	1	90	1
Automobile	40	888	14	35	603	8
Other [2]	33	254	7	12	106	4
Total Consumer	78	2,556	113	52	1,832	38
Total	101	$7,715	$177	59	$3,261	$40

	Loans Modified as a TDR for the Six Months Ended June 30, 2015			Loans Modified as a TDR for the Six Months Ended June 30, 2014
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	27	$4,611	$3	12	$4,177	$2
Commercial Mortgage	2	1,115	62	1	349	—
Total Commercial	29	5,726	65	13	4,526	2
Consumer
Residential Mortgage	10	3,488	136	9	3,330	57
Home Equity	2	203	2	2	161	3
Automobile	75	1,645	27	70	1,185	16
Other [2]	53	383	11	21	187	6
Total Consumer	140	5,719	176	102	4,863	82
Total	169	$11,445	$241	115	$9,389	$84

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2015 and 2014, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$4,471	2	$768
Total Commercial	1	4,471	2	768

Consumer
Automobile	5	86	3	55
Other [2]	12	70	3	23
Total Consumer	17	156	6	78
Total	18	$4,627	8	$846

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$4,471	2	$768
Total Commercial	1	4,471	2	768

Consumer
Residential Mortgage	1	305	2	514
Automobile	7	120	5	75
Other [2]	16	99	4	31
Total Consumer	24	524	11	620
Total	25	$4,995	13	$1,388

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $8.0 million as of June 30, 2015.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of June 30, 2015 and $2.9 billion as of December 31, 2014.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 to the Consolidated Financial Statements for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, and $3.7 million and $4.0 million for the six months ended June 30, 2015 and 2014.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$2,277	$3,381	$2,604	$3,826
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	(322)	(251)	(671)
Due to Payoffs	(89)	(99)	(165)	(195)
Total Changes in Fair Value of Mortgage Servicing Rights	(89)	(421)	(416)	(866)
Balance at End of Period	$2,188	$2,960	$2,188	$2,960

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and six months ended June 30, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$21,366	$23,997	$22,091	$24,297
Servicing Rights that Resulted From Asset Transfers	551	210	685	564
Amortization	(756)	(698)	(1,595)	(1,352)
Valuation Allowance Provision	77	(72)	57	(72)
Balance at End of Period	$21,238	$23,437	$21,238	$23,437

Valuation Allowance:
Balance at Beginning of Period	$(77)	$—	$(57)	$—
Valuation Allowance Provision	77	(72)	57	(72)
Balance at End of Period	$—	$(72)	$—	$(72)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,431	$28,303	$22,837	$30,100
End of Period	$26,205	$25,848	$26,205	$25,848

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Weighted-Average Constant Prepayment Rate [1]	8.50%	11.62%
Weighted-Average Life (in years)	7.67	6.28
Weighted-Average Note Rate	4.25%	4.28%
Weighted-Average Discount Rate [2]	9.56%	10.61%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2015 and December 31, 2014 is presented in the following table.

(dollars in thousands)	June 30, 2015	December 31, 2014
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(315)	$(265)
Decrease in fair value from 50 bps adverse change	(625)	(524)
Discount Rate
Decrease in fair value from 25 bps adverse change	(315)	(250)
Decrease in fair value from 50 bps adverse change	(623)	(495)

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

The Company is a limited partner in each LIHTC Partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method will be recognized using the proportional amortization method. As of June 30, 2015, there are no investments accounted for under the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $72.6 million and $68.5 million as of June 30, 2015 and December 31, 2014, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$12,668
2016	20,668
2017	1,148
2018	15
2019	75
Thereafter	67
Total Unfunded Commitments	$34,641

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Effective Yield Method
Tax credits and other tax benefits recognized	$3,353	$2,599	$6,742	$5,310
Amortization Expense in Provision for Income Taxes	1,998	1,358	3,891	2,760

There were no sales or impairment losses of LIHTC investments for the six months ended June 30, 2015 and 2014.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $15.0 million and $16.2 million as of June 30, 2015 and December 31, 2014, respectively. See Note 11 to the Consolidated Financial Statements for more information.
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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2015, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$76,802	$235,067	$311,869
Debt Securities Issued by States and Political Subdivisions	17,701	47,891	4,102	—	69,694
Mortgage-Backed Securities:
Residential - Government Agencies	18,857	2,957	50,834	109,654	182,302
Residential - U.S. Government-Sponsored Enterprises	5,802	—	22,364	80,279	108,445
Total	$42,360	$50,848	$154,102	$425,000	$672,310

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2015 and December 31, 2014. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
June 30, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$—	$—	$—	$—	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	15,039	—	15,039	—	—	15,039

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	72,310	—	72,310	—	72,310	—
	$672,310	$—	$672,310	$—	$672,310	$—

December 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$28	$—	$28	$28	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,268	—	16,268	28	—	16,240

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	88,601	—	88,601	—	88,601	—
	$688,601	$—	$688,601	$—	$688,601	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $0.7 billion as of June 30, 2015 and December 31, 2014. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.3 billion as of June 30, 2015 and December 31, 2014. The investment securities pledged as of June 30, 2015 and December 31, 2014 had a fair value of $2.0 billion and $2.1 billion, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(13,018)	$(5,132)	$(7,886)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	455	179	276
Net Unrealized Gains (Losses) on Investment Securities	(12,563)	(4,953)	(7,610)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	444	175	269
Amortization of Prior Service Credit	(80)	(31)	(49)
Defined Benefit Plans, Net	364	144	220
Other Comprehensive Income (Loss)	$(12,199)	$(4,809)	$(7,390)

Three Months Ended June 30, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$14,621	$5,764	$8,857
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(64)	(25)	$(39)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(332)	(131)	(201)
Net Unrealized Gains (Losses) on Investment Securities	14,225	5,608	8,617
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	338	133	205
Amortization of Prior Service Credit	(80)	(31)	(49)
Defined Benefit Plans, Net	258	102	156
Other Comprehensive Income (Loss)	$14,483	$5,710	$8,773

Six Months Ended June 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(4,307)	$(1,697)	$(2,610)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	485	191	294
Net Unrealized Gains (Losses) on Investment Securities	(3,822)	(1,506)	(2,316)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	887	349	538
Amortization of Prior Service Credit	(161)	(63)	(98)
Defined Benefit Plans, Net	726	286	440
Other Comprehensive Income (Loss)	$(3,096)	$(1,220)	$(1,876)

Six Months Ended June 30, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$25,318	$9,988	$15,330
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(64)	(25)	$(39)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(665)	(262)	(403)
Net Unrealized Gains (Losses) on Investment Securities	24,589	9,701	14,888
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	677	267	410
Amortization of Prior Service Credit	(161)	(63)	(98)
Defined Benefit Plans, Net	516	204	312
Other Comprehensive Income (Loss)	$25,105	$9,905	$15,200

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2015
Balance at Beginning of Period	$21,260	$(8,537)	$(33,895)	$(21,172)
Other Comprehensive Income (Loss) Before Reclassifications	(7,886)	—	—	(7,886)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	276	220	496
Total Other Comprehensive Income (Loss)	(7,886)	276	220	(7,390)
Balance at End of Period	$13,374	$(8,261)	$(33,675)	$(28,562)

Three Months Ended June 30, 2014
Balance at Beginning of Period	$5,173	$(8,331)	$(22,238)	$(25,396)
Other Comprehensive Income (Loss) Before Reclassifications	8,857	—	—	8,857
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(39)	(201)	156	(84)
Total Other Comprehensive Income (Loss)	8,818	(201)	156	8,773
Balance at End of Period	$13,991	$(8,532)	$(22,082)	$(16,623)

Six Months Ended June 30, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	(2,610)	—	—	(2,610)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	294	440	734
Total Other Comprehensive Income (Loss)	(2,610)	294	440	(1,876)
Balance at End of Period	$13,374	$(8,261)	$(33,675)	$(28,562)

Six Months Ended June 30, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income (Loss) Before Reclassifications	15,330	—	—	15,330
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(39)	(403)	312	(130)
Total Other Comprehensive Income (Loss)	15,291	(403)	312	15,200
Balance at End of Period	$13,991	$(8,532)	$(22,082)	$(16,623)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(455)	$332	Interest Income
	179	(131)	Provision for Income Tax
	(276)	201	Net of Tax
Sale of Investment Securities Available-for-Sale	—	64	Investment Securities Gains, Net
	—	(25)	Provision for Income Tax
	—	39	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	80	80
Net Actuarial Losses [2]	(444)	(338)
	(364)	(258)	Total Before Tax
	144	102	Provision for Income Tax
	(220)	(156)	Net of Tax

Total Reclassifications for the Period	$(496)	$84	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(485)	$666	Interest Income
	191	(263)	Provision for Income Tax
	(294)	403	Net of Tax
Sale of Investment Securities Available-for-Sale	—	64	Investment Securities Gains, Net
	—	(25)	Provision for Income Tax
	—	39	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	161	161
Net Actuarial Losses [2]	(887)	(677)
	(726)	(516)	Total Before Tax
	286	204	Provision for Income Tax
	(440)	(312)	Net of Tax

Total Reclassifications for the Period	$(734)	$130	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator for Basic Earnings Per Share	43,305,813	44,053,899	43,345,667	44,123,030
Dilutive Effect of Equity Based Awards	212,536	192,532	212,997	209,808
Denominator for Diluted Earnings Per Share	43,518,349	44,246,431	43,558,664	44,332,838

Antidilutive Stock Options and Restricted Stock Outstanding	—	862	—	862

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 71 branch locations and 455 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Investment Services

Investment Services includes private and international client banking, trust services, investment management, and institutional investment advisory services.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The investment management group manages portfolios utilizing a variety of investment products. Institutional client services offer investment advice to corporations, government entities, and foundations.  This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2015 and 2014 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2015
Net Interest Income	$50,550	$35,880	$4,335	$7,017	$97,782
Provision for Credit Losses	1,727	(266)	(8)	(1,453)	—
Net Interest Income After Provision for Credit Losses	48,823	36,146	4,343	8,470	97,782
Noninterest Income	20,809	5,793	15,680	3,643	45,925
Noninterest Expense	(49,158)	(16,569)	(14,572)	(3,275)	(83,574)
Income Before Provision for Income Taxes	20,474	25,370	5,451	8,838	60,133
Provision for Income Taxes	(7,219)	(8,975)	(2,017)	(768)	(18,979)
Net Income	$13,255	$16,395	$3,434	$8,070	$41,154
Total Assets as of June 30, 2015	$4,404,619	$2,984,756	$204,253	$7,654,415	$15,248,043

Three Months Ended June 30, 2014
Net Interest Income	$44,094	$28,222	$3,679	$18,417	$94,412
Provision for Credit Losses	(414)	(1,269)	(226)	(290)	(2,199)
Net Interest Income After Provision for Credit Losses	44,508	29,491	3,905	18,707	96,611
Noninterest Income	19,988	5,581	14,411	4,501	44,481
Noninterest Expense	(48,647)	(16,462)	(13,342)	(2,631)	(81,082)
Income Before Provision for Income Taxes	15,849	18,610	4,974	20,577	60,010
Provision for Income Taxes	(5,936)	(6,320)	(1,844)	(4,420)	(18,520)
Net Income	$9,913	$12,290	$3,130	$16,157	$41,490
Total Assets as of June 30, 2014	$3,761,140	$2,633,218	$194,220	$8,255,927	$14,844,505

Six Months Ended June 30, 2015
Net Interest Income	$98,900	$70,148	$8,636	$16,868	$194,552
Provision for Credit Losses	3,450	(730)	(16)	(2,704)	—
Net Interest Income After Provision for Credit Losses	95,450	70,878	8,652	19,572	194,552
Noninterest Income	39,915	11,349	30,407	16,561	98,232
Noninterest Expense	(99,498)	(34,304)	(29,162)	(7,525)	(170,489)
Income Before Provision for Income Taxes	35,867	47,923	9,897	28,608	122,295
Provision for Income Taxes	(12,744)	(16,859)	(3,662)	(5,434)	(38,699)
Net Income	$23,123	$31,064	$6,235	$23,174	$83,596
Total Assets as of June 30, 2015	$4,404,619	$2,984,756	$204,253	$7,654,415	$15,248,043

Six Months Ended June 30, 2014
Net Interest Income	$85,538	$55,144	$7,234	$39,729	$187,645
Provision for Credit Losses	1,041	(1,329)	(294)	(1,617)	(2,199)
Net Interest Income After Provision for Credit Losses	84,497	56,473	7,528	41,346	189,844
Noninterest Income	39,343	11,799	28,761	9,346	89,249
Noninterest Expense	(98,013)	(33,424)	(27,763)	(5,429)	(164,629)
Income Before Provision for Income Taxes	25,827	34,848	8,526	45,263	114,464
Provision for Income Taxes	(9,750)	(11,740)	(3,161)	(9,731)	(34,382)
Net Income	$16,077	$23,108	$5,365	$35,532	$80,082
Total Assets as of June 30, 2014	$3,761,140	$2,633,218	$194,220	$8,255,927	$14,844,505

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2015 and 2014.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014
Three Months Ended June 30,
Service Cost	$—	$—	$182	$157
Interest Cost	1,187	1,243	324	347
Expected Return on Plan Assets	(1,305)	(1,275)	—	—
Amortization of:
Prior Service Credit	—	—	(80)	(80)
Net Actuarial Losses (Gains)	444	351	—	(13)
Net Periodic Benefit Cost	$326	$319	$426	$411

Six Months Ended June 30,
Service Cost	$—	$—	$364	$314
Interest Cost	2,373	2,485	648	695
Expected Return on Plan Assets	(2,609)	(2,550)	—	—
Amortization of:
Prior Service Credit	—	—	(161)	(161)
Net Actuarial Losses (Gains)	887	703	—	(26)
Net Periodic Benefit Cost	$651	$638	$851	$822

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2015, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.3 million and $0.8 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2015.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$7,442	$402	$2,354	$152
Forward Commitments	20,086	(35)	5,404	(13)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	197,814	15,007	183,283	16,206
Pay Fixed/Receive Variable Swaps	197,814	(15,039)	183,283	(16,240)
Foreign Exchange Contracts	24,019	117	44,240	(345)

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2015 and December 31, 2014:

Derivative Financial Instruments	June 30, 2015		December 31, 2014
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$403	$1	$152	$—
Forward Commitments	1	36	—	13
Interest Rate Swap Agreements	15,007	15,039	16,262	16,296
Foreign Exchange Contracts	120	3	101	446
Total	$15,531	$15,079	$16,515	$16,755

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2015	2014	2015	2014
Interest Rate Lock Commitments	Mortgage Banking	$824	$781	$1,410	$1,882
Forward Commitments	Mortgage Banking	125	(132)	147	(486)
Interest Rate Swap Agreements	Other Noninterest Income	407	110	407	114
Foreign Exchange Contracts	Other Noninterest Income	696	644	1,345	1,443
Total		$2,052	$1,403	$3,309	$2,953

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

As of June 30, 2015 and December 31, 2014, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of June 30, 2015, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  This conversion rate swap agreement is usually valued at zero (i.e., no contingent liability recorded) as a drop in the conversion ratio is deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio. As a result, the Company recorded a $0.1 million liability in September 2014 which represented the amount paid to the buyer in October 2014.  As of June 30, 2015, the conversion rate swap agreement was valued at zero as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 to the Consolidated Financial Statements for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Unfunded Commitments to Extend Credit	$2,467,709	$2,388,432
Standby Letters of Credit	45,417	48,157
Commercial Letters of Credit	16,411	14,130
Total Credit Commitments	$2,529,537	$2,450,719

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these other actions against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may result in a loss that materially exceeds the reserves established by the Company.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans

Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2015, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the six months ended June 30, 2015, there were three residential mortgage loans repurchased with an aggregate unpaid principal balance of $0.9 million as a result of the representation and warranty provisions contained in these contracts. Two of these loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of June 30, 2015, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2015, there were no loans repurchased related to loan servicing activities. As of June 30, 2015, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2015, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2015, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury, as quoted prices were available, unadjusted, for identical securities in active markets.  Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies and government-sponsored enterprises.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of June 30, 2015 and December 31, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreement represents the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales dates. As of June 30, 2015 and December 31, 2014, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 11 to the Consolidated Financial Statements for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$60,928	$309,837	$—	$370,765
Debt Securities Issued by States and Political Subdivisions	—	748,859	—	748,859
Debt Securities Issued by Corporations	—	309,861	—	309,861
Mortgage-Backed Securities:
Residential - Government Agencies	—	387,363	—	387,363
Residential - U.S. Government-Sponsored Enterprises	—	304,771	—	304,771
Commercial - Government Agencies	—	153,742	—	153,742
Total Mortgage-Backed Securities	—	845,876	—	845,876
Total Investment Securities Available-for-Sale	60,928	2,214,433	—	2,275,361
Loans Held for Sale	—	18,483	—	18,483
Mortgage Servicing Rights	—	—	2,188	2,188
Other Assets	20,349	—	—	20,349
Derivatives [1]	—	121	15,410	15,531
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2015	$81,277	$2,233,037	$17,598	$2,331,912

Liabilities:
Derivatives [1]	$—	$39	$15,040	$15,079
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015	$—	$39	$15,040	$15,079

December 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,271	$269,987	$—	$331,258
Debt Securities Issued by States and Political Subdivisions	—	743,970	—	743,970
Debt Securities Issued by Corporations	—	294,833	—	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	—	462,436	—	462,436
Residential - U.S. Government-Sponsored Enterprises	—	278,461	—	278,461
Commercial - Government Agencies	—	178,232	—	178,232
Total Mortgage-Backed Securities	—	919,129	—	919,129
Total Investment Securities Available-for-Sale	61,271	2,227,919	—	2,289,190
Loans Held for Sale	—	5,136	—	5,136
Mortgage Servicing Rights	—	—	2,604	2,604
Other Assets	18,794	—	—	18,794
Derivatives [1]	—	101	16,414	16,515
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2014	$80,065	$2,233,156	$19,018	$2,332,239

Liabilities:
Derivatives [1]	$—	$459	$16,296	$16,755
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014	$—	$459	$16,296	$16,755

[1]	The fair value of each class of derivatives is shown in Note 11 to the Consolidated Financial Statements.

For the three and six months ended June 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2015
Balance as of April 1, 2015	$2,277	$270
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(89)	826
Transfers to Loans Held for Sale	—	(726)
Balance as of June 30, 2015	$2,188	$370
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2015	$—	$370

Three Months Ended June 30, 2014
Balance as of April 1, 2014	$3,381	$289
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(421)	891
Transfers to Loans Held for Sale	—	(1,073)
Balance as of June 30, 2014	$2,960	$107
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2014	$(322)	$107

Six Months Ended June 30, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(416)	1,412
Transfers to Loans Held for Sale	—	(1,160)
Balance as of June 30, 2015	$2,188	$370
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2015	$(251)	$370

Six Months Ended June 30, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(866)	1,994
Transfers to Loans Held for Sale	—	(2,266)
Balance as of June 30, 2014	$2,960	$107
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2014	$(671)	$107

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Jun. 30, 2015	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2014
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.50%	11.62%	$28,393	$25,441
		Discount Rate [2]	9.56%	10.61%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.65%	93.85%	$402	$152
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.22%	0.21%	$(32)	$(34)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,238	$—
Foreclosed Real Estate	Level 3	1,989	354

December 31, 2014
Mortgage Servicing Rights - amortization method	Level 3	$22,091	$57
Foreclosed Real Estate	Level 3	2,311	89

The write-down previously recorded for mortgage servicing rights accounted for under the amortization method was reversed in the second quarter of 2015 primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. In addition, the Company's foreclosed real estate was reduced by an impairment charge related to the Company's revised fair value estimate, deemed a Level 3 measurement, of one commercial property based on a recent appraisal and management judgment. As appraisals on foreclosed real estate are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of June 30, 2015 and December 31, 2014.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2015
Loans Held for Sale	$18,483	$18,073	$410

December 31, 2014
Loans Held for Sale	$5,136	$4,740	$396
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2015 and 2014, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,199,121	$4,240,732	$562,811	$3,677,921	$—
Loans [1]	7,074,536	7,562,369	—	—	7,562,369

Financial Instruments - Liabilities
Time Deposits	1,189,620	1,192,354	—	1,192,354	—
Securities Sold Under Agreements to Repurchase	672,310	735,823	—	735,823	—
Other Debt [2]	159,938	160,913	—	160,913	—

December 31, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,466,679	$4,504,495	$499,616	$4,004,879	$—
Loans [1]	6,542,719	7,048,757	—	—	7,048,757

Financial Instruments - Liabilities
Time Deposits	1,434,001	1,437,064	—	1,437,064	—
Securities Sold Under Agreements to Repurchase	688,601	758,781	—	758,781	—
Other Debt [2]	163,005	163,911	—	163,911	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the second quarter of 2015 led by an active construction industry, stable tourism, low unemployment, and a strong real estate market.  For the first five months of 2015, total visitor arrivals increased 4.1% while total visitor spending increased 2.0% compared to the same period in 2014. The statewide seasonally-adjusted unemployment rate was at 4.0% in June 2015 compared to 5.3% nationally. For the first six months of 2015, the volume of single-family home sales on Oahu increased 3.4%, while the volume of condominium sales on Oahu increased 3.3% compared with the same period in 2014.  The median price of single-family home sales and condominium sales on Oahu increased 2.3% and 2.4%, respectively, for the first six months of 2015 compared to the same period in 2014. As of

June 30, 2015, months of inventory of single-family homes and condominiums on Oahu remained low at 3.2 months and 3.5 months, respectively.

Earnings Summary

Net income for the second quarter of 2015 was $41.2 million, a decrease of $0.3 million or 1% compared to the same period in 2014.  Diluted earnings per share was $0.95 for the second quarter of 2015, an increase of $0.01 or 1% compared to the same period in 2014.

Our lower earnings for the second quarter of 2015 were primarily due to the following:

•
Salaries and benefits expense for the second quarter of 2015 was $47.6 million, an increase of $2.5 million or 6% compared to the same period in 2014 due in part to a $0.8 million increase in separation expense. Commission expense increased by $0.8 million primarily due to an increase in both loan origination and refinance activity. In addition, incentive compensation and share-based compensation increased by $0.6 million and $0.5 million, respectively.

•
We recorded no provision in the second quarter of 2015 compared to a $2.2 million negative provision recorded in the same period in 2014. The negative provision was primarily due to a net recovery of loans and leases previously charged off of $1.9 million during the second quarter of 2014 combined with the Company's stable credit risk profile.

•
Net gains on sales of investment securities totaled $0.1 million in the second quarter of 2015 compared to $2.1 million during the same period in 2014. The net gain in the second quarter of 2014 was primarily due to a $2.0 million gain on the sale of 23,500 Visa Class B shares. In the first quarter of 2015, we recorded a $10.1 million gain on the sale of 95,000 Visa Class B shares. The sale of Visa Class B shares was larger in the first quarter of 2015 due to our new counterparty's minimum transaction requirement. Due to the large first quarter sale, we did not sell additional Visa Class B shares during the current quarter, nor do we anticipate further sales of Visa Class B shares for the remainder of 2015. The Company received these Class B shares in 2008 as part of Visa's initial public offering and are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares. We also contributed to the Bank of Hawaii Foundation 4,600 and 5,700 Visa Class B shares during the second quarters of 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

These items were partially offset by the following:

•
Net interest income for the second quarter of 2015 was $97.8 million, an increase of $3.4 million or 4% compared to the same period in 2014.  The increase was primarily due to higher loan volume. Our net interest margin was 2.81% in the second quarter of 2015, a decrease of 5 basis points compared to the same period in 2014. The decrease was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

•
Mortgage banking income for the second quarter of 2015 was $3.5 million, an increase of $1.7 million or 92% compared to the same period in 2014. This increase was primarily due to our decision to sell conforming saleable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans.

•
Other noninterest income for the second quarter of 2015 was $4.5 million, an increase of $1.4 million or 43% compared to the same period in 2014. The increase was due in part to a referral fee related to the transition of various services provided to some institutional 401k plans, combined with an increase in fees related to our customer interest rate swap derivative program.

Net income for the first six months of 2015 was $83.6 million, an increase of $3.5 million or 4% compared to the same period in 2014.  Diluted earnings per share was $1.92 for the first six months of 2015, an increase of $0.11 or 6% compared to the same period in 2014.
Our higher earnings for the first six months of 2015 were primarily due to the following:

•
Net interest income for the first six months of 2015 was $194.6 million, an increase of $6.9 million or 4% compared to the same period in 2014.  The increase was primarily due to higher loan volume. Our net interest margin was 2.81% for the first six months of 2015, a decrease of 6 basis points compared to the same period in 2014. The decrease was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

•
Net gains on sales of investment securities totaled $10.3 million for the first six months of 2015 compared to $4.2 million during the same period in 2014. This increase was primarily due to the aforementioned $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. During the first six months of 2014, we recorded a $4.0 million gain on the sale of 45,500 Visa Class B shares. We also contributed to the Bank of Hawaii Foundation 9,300 and

11,200 Visa Class B shares during the first six months of 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

•
Mortgage banking income for the first six months of 2015 was $5.2 million, an increase of $1.4 million or 36% compared to the same period in 2014. This increase was primarily due to our decision to sell conforming saleable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans.

•
Other noninterest income for the first six months of 2015 was $7.5 million, an increase of $1.1 million or 18% compared to the same period in 2014. The increase was due in part to a referral fee related to the transition of various services provided to some institutional 401k plans, combined with an increase in fees related to our customer interest rate swap derivative program.

These items were partially offset by the following:

•
Salaries and benefits expense for the first six months of 2015 was $97.4 million, an increase of $5.4 million or 6% compared to the same period in 2014 due in part to a $2.2 million increase in separation expense. Commission expense increased by $1.4 million primarily due to an increase in both loan origination and refinance activity. In addition, incentive compensation and share-based compensation both increased by $0.9 million.

•
Provision for income taxes for the first six months of 2015 was $38.7 million, an increase of $4.3 million or 13% compared to the same period in 2014 primarily due to higher pretax income and a higher effective income tax rate mainly resulting from the release of reserves in the first quarter of 2014 due to a settlement with the State of Hawaii related to prior year tax issues.

•
We recorded no provision for the first six months of 2015 compared to a $2.2 million negative provision recorded in the same period in 2014. The negative provision was primarily due to a net recovery of loans and leases previously charged off of $1.9 million during the second quarter of 2014 combined with the Company's stable credit risk profile.

We maintained a strong balance sheet during the second quarter of 2015, with adequate reserves for credit losses, and high levels of liquidity and capital.

•	Total loans and leases were $7.4 billion as of June 30, 2015, an increase of $530.8 million or 8% from December 31, 2014 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $106.0 million as of June 30, 2015, a decrease of $2.7 million or 2% from December 31, 2014.  The Allowance represents 1.43% of total loans and leases outstanding as of June 30, 2015 and 1.58% of total loans and leases outstanding as of December 31, 2014. The decrease was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of June 30, 2015, the total carrying value of our investment securities portfolio was $6.5 billion, a decrease of $281.4 million or 4% compared to December 31, 2014. During the first six months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in U.S. Treasury notes, Fannie Mae and Freddie Mac mortgage-backed securities, and Small Business Administration securities.

•	Total deposits were $13.1 billion as of June 30, 2015, an increase of $457.6 million or 4% from December 31, 2014 primarily due to an increase in core deposits.

•
Total shareholders’ equity was $1.1 billion as of June 30, 2015, an increase of $27.9 million or 3% from December 31, 2014.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2015, we repurchased 402,477 shares of our common stock at a total cost of $24.4 million under our share repurchase program and from shares purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan. We also paid cash dividends of $39.3 million during the first six months of 2015.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
For the Period:
Operating Results
Net Interest Income	$97,782	$94,412	$194,552	$187,645
Provision for Credit Losses	—	(2,199)	—	(2,199)
Total Noninterest Income	45,925	44,481	98,232	89,249
Total Noninterest Expense	83,574	81,082	170,489	164,629
Net Income	41,154	41,490	83,596	80,082
Basic Earnings Per Share	0.95	0.94	1.93	1.81
Diluted Earnings Per Share	0.95	0.94	1.92	1.81
Dividends Declared Per Share	0.45	0.45	0.90	0.90

Performance Ratios
Return on Average Assets	1.10%	1.17%	1.12%	1.14%
Return on Average Shareholders’ Equity	15.33	15.87	15.75	15.51
Efficiency Ratio [1]	58.16	58.38	58.23	59.46
Net Interest Margin [2]	2.81	2.86	2.81	2.87
Dividend Payout Ratio [3]	47.37	47.87	46.63	49.72
Average Shareholders’ Equity to Average Assets	7.16	7.36	7.14	7.36

Average Balances
Average Loans and Leases	$7,300,506	$6,274,595	$7,177,467	$6,189,789
Average Assets	15,038,500	14,253,384	14,992,524	14,144,273
Average Deposits	12,863,274	12,030,010	12,825,074	11,922,874
Average Shareholders’ Equity	1,076,467	1,048,429	1,070,324	1,040,962

Market Price Per Share of Common Stock
Closing	$66.68	$58.69	$66.68	$58.69
High	68.10	61.73	68.10	61.73
Low	58.70	53.45	53.90	53.45

	June 30, 2015	December 31, 2014
As of Period End:
Balance Sheet Totals
Loans and Leases	$7,428,438	$6,897,589
Total Assets	15,248,043	14,787,208
Total Deposits	13,090,695	12,633,089
Other Debt	170,816	173,912
Total Shareholders’ Equity	1,082,939	1,055,086

Asset Quality
Non-Performing Assets	29,450	30,082
Allowance for Loan and Lease Losses	$106,006	$108,688
Allowance to Loans and Leases Outstanding	1.43%	1.58%

Capital Ratios
Common Equity Tier 1 Capital Ratio [4]	14.47%	n/a
Tier 1 Capital Ratio [4]	14.47	14.69%
Total Capital Ratio [4]	15.72	15.94
Tier 1 Leverage Ratio [4]	7.21	7.13
Total Shareholders’ Equity to Total Assets	7.10	7.14
Tangible Common Equity to Tangible Assets [5]	6.91	6.94
Tangible Common Equity to Risk-Weighted Assets [4,5]	14.03	14.46

Non-Financial Data
Full-Time Equivalent Employees	2,166	2,161
Branches	71	74
ATMs	455	459

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	June 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2015	December 31, 2014
Total Shareholders’ Equity	$1,082,939	$1,055,086
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,051,422	$1,023,569

Total Assets	$15,248,043	$14,787,208
Less: Goodwill	31,517	31,517
Tangible Assets	$15,216,526	$14,755,691
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$7,495,744	$7,077,035

Total Shareholders’ Equity to Total Assets	7.10%	7.14%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.91%	6.94%

Tier 1 Capital Ratio [1]	14.47%	14.69%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	14.03%	14.46%
1 June 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014			June 30, 2015			June 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.5	$—	0.17%	$4.0	$—	0.12%	$3.2	$—	0.30%	$4.8	$—	0.18%
Funds Sold	473.5	0.3	0.22	308.3	0.2	0.22	478.9	0.5	0.22	289.5	0.3	0.21
Investment Securities
Available-for-Sale
Taxable	1,558.6	6.5	1.68	1,525.1	7.0	1.84	1,559.7	13.0	1.67	1,536.9	14.2	1.85
Non-Taxable	725.8	5.8	3.17	701.6	5.7	3.25	724.6	11.5	3.17	689.6	11.2	3.26
Held-to-Maturity
Taxable	4,006.4	21.3	2.12	4,505.0	25.3	2.25	4,073.2	44.0	2.17	4,503.3	51.6	2.29
Non-Taxable	248.2	2.4	3.93	251.8	2.5	3.96	248.7	4.9	3.94	252.2	4.9	3.96
Total Investment Securities	6,539.0	36.0	2.20	6,983.5	40.5	2.32	6,606.2	73.4	2.23	6,982.0	81.9	2.35
Loans Held for Sale	11.1	0.1	3.66	3.6	—	4.33	7.1	0.1	3.65	3.9	0.1	4.52
Loans and Leases [1]
Commercial and Industrial	1,156.3	9.1	3.16	950.2	8.1	3.42	1,143.5	18.0	3.17	937.1	15.9	3.42
Commercial Mortgage	1,499.7	14.4	3.85	1,302.2	12.7	3.91	1,474.8	28.1	3.84	1,276.2	25.4	4.01
Construction	126.0	1.5	4.85	103.2	1.2	4.48	115.0	2.6	4.64	100.3	2.2	4.45
Commercial Lease Financing	225.1	2.0	3.47	241.2	1.7	2.80	225.5	3.9	3.44	243.5	3.1	2.56
Residential Mortgage	2,736.2	28.3	4.14	2,323.5	25.4	4.38	2,684.0	55.8	4.16	2,305.3	49.8	4.32
Home Equity	906.8	8.1	3.60	805.9	7.9	3.93	892.7	16.2	3.66	793.9	15.6	3.95
Automobile	344.4	4.5	5.20	280.6	3.7	5.33	338.0	8.8	5.23	272.0	7.2	5.36
Other [2]	306.0	5.7	7.51	267.8	5.1	7.65	304.0	11.2	7.43	261.5	10.1	7.77
Total Loans and Leases	7,300.5	73.6	4.04	6,274.6	65.8	4.20	7,177.5	144.6	4.05	6,189.8	129.3	4.20
Other	51.6	0.3	2.40	74.1	0.3	1.63	58.8	0.6	2.08	75.5	0.6	1.60
Total Earning Assets [3]	14,379.2	110.3	3.07	13,648.1	106.8	3.13	14,331.7	219.2	3.07	13,545.5	212.2	3.14
Cash and Due From Banks	125.8			138.3			131.1			140.4
Other Assets	533.5			467.0			529.7			458.4
Total Assets	$15,038.5			$14,253.4			$14,992.5			$14,144.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,611.9	$0.2	0.03%	$2,359.2	$0.2	0.03%	$2,594.6	$0.4	0.03%	$2,342.6	$0.4	0.03%
Savings	5,023.5	1.1	0.09	4,540.3	1.0	0.09	4,982.5	2.2	0.09	4,528.0	1.9	0.09
Time	1,256.6	1.1	0.35	1,506.5	1.2	0.33	1,317.1	2.2	0.34	1,440.2	2.5	0.35
Total Interest-Bearing Deposits	8,892.0	2.4	0.11	8,406.0	2.4	0.11	8,894.2	4.8	0.11	8,310.8	4.8	0.12
Short-Term Borrowings	8.5	—	0.14	9.3	—	0.14	8.4	—	0.14	9.6	—	0.14
Securities Sold Under Agreements to Repurchase	672.2	6.5	3.79	789.9	6.5	3.24	675.2	12.8	3.77	792.2	12.8	3.23
Other Debt	173.9	0.6	1.43	175.3	0.6	1.49	173.9	1.2	1.43	175.0	1.3	1.46
Total Interest-Bearing Liabilities	9,746.6	9.5	0.39	9,380.5	9.5	0.40	9,751.7	18.8	0.39	9,287.6	18.9	0.41
Net Interest Income		$100.8			$97.3			$200.4			$193.3
Interest Rate Spread			2.68%			2.73%			2.68%			2.73%
Net Interest Margin			2.81%			2.86%			2.81%			2.87%
Noninterest-Bearing Demand Deposits	3,971.3			3,624.0			3,930.9			3,612.1
Other Liabilities	244.1			200.5			239.6			203.6
Shareholders’ Equity	1,076.5			1,048.4			1,070.3			1,041.0
Total Liabilities and Shareholders’ Equity	$15,038.5			$14,253.4			$14,992.5			$14,144.3

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.0 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2015
	Compared to June 30, 2014
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.2	$—	$0.2
Investment Securities
Available-for-Sale
Taxable	0.2	(1.4)	(1.2)
Non-Taxable	0.6	(0.3)	0.3
Held-to-Maturity
Taxable	(4.8)	(2.8)	(7.6)
Total Investment Securities	(4.0)	(4.5)	(8.5)
Loans Held for Sale	0.1	(0.1)	—
Loans and Leases
Commercial and Industrial	3.3	(1.2)	2.1
Commercial Mortgage	3.8	(1.1)	2.7
Construction	0.3	0.1	0.4
Commercial Lease Financing	(0.2)	1.0	0.8
Residential Mortgage	7.9	(1.9)	6.0
Home Equity	1.8	(1.2)	0.6
Automobile	1.7	(0.1)	1.6
Other [2]	1.6	(0.5)	1.1
Total Loans and Leases	20.2	(4.9)	15.3
Other	(0.2)	0.2	—
Total Change in Interest Income	16.3	(9.3)	7.0

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.2	0.1	0.3
Time	(0.2)	(0.1)	(0.3)
Total Interest-Bearing Deposits	—	—	—
Securities Sold Under Agreements to Repurchase	(2.0)	2.0	—
Other Debt	(0.1)	—	(0.1)
Total Change in Interest Expense	(2.1)	2.0	(0.1)

Change in Net Interest Income	$18.4	$(11.3)	$7.1

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $97.8 million in the second quarter of 2015, an increase of $3.4 million or 4% compared to the same period in 2014. On a taxable-equivalent basis, net interest income was $100.8 million in the second quarter of 2015, an increase of $3.5 million or 4% compared to the same period in 2014. Net interest income was $194.6 million for the first six months of 2015, an increase of $6.9 million or 4% compared to the same period in 2014. On a taxable-equivalent basis, net interest income was $200.4 million for the first six months of 2015, an increase of $7.1 million or 4% compared to the same period in 2014. The net interest income increase was primarily due to growth in both our commercial and consumer lending portfolios. Net interest margin was 2.81% for the second quarter of 2015, a decrease of five basis points compared to the same period in 2014. Net interest margin was 2.81% for the first six months of 2015, a decrease of six basis points compared to the same period in 2014. The lower margins in 2015 were primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

Yields on our earning assets decreased by six basis points in the second quarter of 2015 and by seven basis points in the first six months of 2015 compared to the same periods in 2014 primarily due to lower yields in our investment securities and loan portfolio. Yields on our investment securities portfolio decreased by 12 basis points in the second quarter of 2015 compared to the same period in 2014 due to reinvestment into lower yielding securities as a result of the current low interest rate environment, partially offset by slightly lower premium amortization. Yields on our investment securities portfolio decreased by 12 basis points in first six months of 2015 compared to the same period in 2014 due to higher premium amortization and reinvestment into lower yielding securities due to the current low interest rate environment. Yields on our loans and leases decreased by 16 basis points in the second quarter of 2015 and by 15 basis points in the first six months of 2015, with lower yields in nearly every loan category, compared to the same periods in 2014 as a result of the current low interest rate environment. Yields on our commercial and industrial portfolio declined by 26 basis points in the second quarter of 2015 and by 25 basis points in the first six months of 2015 compared to the same periods in 2014. Yields on our residential mortgage portfolio decreased by 24 basis points in the second quarter of 2015 and by 16 basis points in the first six months of 2015 compared to the same periods in 2014 primarily due to continued payoff activity of higher-rate mortgage loans and the addition to our portfolio of lower-rate mortgage loans. Partially offsetting the lower yields on our earning assets in the second quarter and in the first six months of 2015 compared to the same periods in 2014 were slightly lower funding cost. The lower funding costs in 2015 compared to 2014 were partially offset by the higher rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase increased by 55 basis points in the second quarter of 2015 and by 54 basis points in the first six months of 2015 compared to the same periods in 2014 primarily due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $731.1 million or 5% in the second quarter of 2015 and by $786.2 million or 6% in the first six months of 2015 compared to the same periods in 2014 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $1.0 billion in the second quarter of 2015 and by $987.7 million in the first six months of 2015 compared to the same periods in 2014 primarily due to higher average balances in our commercial and industrial, commercial mortgage, and residential mortgage portfolios. The average balance of our commercial and industrial loan portfolio increased by $206.2 million in the second quarter of 2015 and by $206.4 million in the first six months of 2015 compared to the same periods in 2014 due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $197.5 million in the second quarter of 2015 and by $198.5 million in the first six months of 2015 compared to the same periods in 2014 primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $412.7 million in the second quarter of 2015 and by $378.7 million in the first six months of 2015 compared to the same periods in 2014 primarily due to an increase in loan origination and refinance activity, coupled with our decision to add more conforming saleable loans to our portfolio. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $444.4 million decrease in the average balance of our total investment securities portfolio in the second quarter of 2015 and a $375.8 million decrease in the first six months of 2015 compared to the same periods in 2014 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $366.1 million or 4% in the second quarter of 2015 and by $464.1 million or 5% in the first six months of 2015 compared to the same periods in 2014 primarily due to growth in our relationship checking and savings deposit products, partially offset by a decrease in the average balance of our securities sold under agreements to repurchase with local government entities.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no provision in the second quarter of 2015 compared to a $2.2 million negative provision recorded in the same period in 2014. The negative provision was primarily due to a net recovery of loans and leases previously charged off of $1.9 million during the second quarter of 2014 combined with the Company's stable credit risk profile. No provision was recorded in the first quarters of 2015 and 2014. Our decision to not record a Provision during the first six months of 2015 was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income increased by $1.4 million or 3% in the second quarter of 2015 and by $9.0 million or 10% for the first six months of 2015 compared to the same periods in 2014.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Trust and Asset Management	$12,355	$12,005	$350	$24,535	$23,857	$678
Mortgage Banking	3,469	1,804	1,665	5,162	3,809	1,353
Service Charges on Deposit Accounts	8,203	8,638	(435)	16,740	17,516	(776)
Fees, Exchange, and Other Service Charges	13,352	13,370	(18)	26,249	26,309	(60)
Investment Securities Gains, Net	86	2,079	(1,993)	10,317	4,239	6,078
Annuity and Insurance	1,885	1,930	(45)	3,929	4,053	(124)
Bank-Owned Life Insurance	2,088	1,519	569	3,822	3,121	701
Other Income	4,487	3,136	1,351	7,478	6,345	1,133
Total Noninterest Income	$45,925	$44,481	$1,444	$98,232	$89,249	$8,983

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.2 billion and $10.3 billion as of June 30, 2015 and 2014, respectively.  Trust and asset management income increased by $0.4 million or 3% in the second quarter of 2015 and by $0.7 million or 3% for the first six months of 2015 compared to the same periods in 2014. These increases were primarily due to an increase in revocable and irrevocable trust fees resulting from additional accounts and increased market values.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of conforming saleable loans we keep in our portfolio.  Mortgage banking income increased by $1.7 million or 92% in the second quarter of 2015 and by $1.4 million or 36% for the first six months of 2015 compared to the same periods in 2014. This increase was primarily due to our decision to sell conforming saleable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.4 million or 5% in the second quarter of 2015 compared to the same period in 2014.  This decrease was primarily due to a $0.3 million decrease in overdraft fees. Service charges on deposit accounts decreased by $0.8 million or 4% for the first six months of 2015 compared to the same period in 2014.  This decrease was primarily due to a $0.5 million decrease in overdraft fees and a $0.3 million decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the second quarter of 2015 and for the first six months of 2015 compared to the same periods in 2014. Year-to-date decreases in merchant income ($0.4 million), ATM fees ($0.3 million), and other loan fees ($0.3 million) were largely offset by a $1.1 million increase in commissions and fees related to our credit card business.

Net gains on sales of investment securities totaled $0.1 million in the second quarter of 2015 compared to $2.1 million during the same period in 2014. The net gain in the second quarter of 2014 was primarily due to a $2.0 million gain on the sale of 23,500 Visa Class B shares. Net gains on sales of investment securities totaled $10.3 million for the first six months of 2015 compared to $4.2 million during the same period in 2014. This increase was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. During the first six months of 2014, we recorded a $4.0 million gain on the sale of 45,500 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 293,214 Visa Class B shares (483,305 Class A equivalent shares) that we own are carried at a zero cost basis. We also contributed to the Bank of Hawaii Foundation 4,600 and 5,700 Visa Class B shares during the second quarters of 2015 and 2014, respectively. For the first six months of 2015 and 2014, we contributed 9,300 and 11,200 Visa Class B shares, respectively, to the Bank of Hawaii Foundation.

Bank-owned life insurance increased by $0.6 million or 37% in the second quarter of 2015 and by $0.7 million or 22% for the first six months of 2015 compared to the same periods in 2014.  These increases were primarily due to a $0.6 million death benefit received in the second quarter of 2015.

Other noninterest income increased by $1.4 million or 43% in the second quarter of 2015 compared to the same period in 2014. This increase was due in part to a $0.5 million referral fee related to the transition of various services provided to some institutional 401k plans, combined with an additional $0.4 million in fees related to our customer interest rate swap derivative program. Other noninterest income increased by $1.1 million or 18% for the first six months of 2015 compared to the same period in 2014. This increase was due in part to the aforementioned $0.5 million referral fee and the additional $0.4 million in fees related to our customer interest rate swap derivative program.

Noninterest Expense

Noninterest expense increased by $2.5 million or 3% in the second quarter of 2015 and by $5.9 million or 4% for the first six months of 2015 compared to the same periods in 2014.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Salaries	$28,214	$28,544	$(330)	$56,128	$56,458	$(330)
Incentive Compensation	4,959	4,359	600	9,473	8,590	883
Share-Based Compensation	2,751	2,271	480	5,096	4,240	856
Commission Expense	1,927	1,106	821	3,519	2,165	1,354
Retirement and Other Benefits	4,117	3,811	306	8,848	8,797	51
Payroll Taxes	2,278	2,179	99	5,863	5,747	116
Medical, Dental, and Life Insurance	2,449	2,724	(275)	5,633	5,345	288
Separation Expense	915	87	828	2,830	636	2,194
Total Salaries and Benefits	47,610	45,081	2,529	97,390	91,978	5,412
Net Occupancy	8,605	9,254	(649)	17,938	18,671	(733)
Net Equipment	4,826	4,669	157	10,114	9,272	842
Data Processing	3,673	3,842	(169)	7,446	7,491	(45)
Professional Fees	2,265	2,613	(348)	4,599	4,873	(274)
FDIC Insurance	2,068	2,055	13	4,208	4,131	77
Other Expense:
Delivery and Postage Services	2,260	2,247	13	4,544	4,615	(71)
Mileage Program Travel	1,158	1,422	(264)	2,481	2,821	(340)
Merchant Transaction and Card Processing Fees	1,226	1,135	91	2,370	2,244	126
Advertising	1,191	1,124	67	2,275	2,434	(159)
Other	8,692	7,640	1,052	17,124	16,099	1,025
Total Other Expense	14,527	13,568	959	28,794	28,213	581
Total Noninterest Expense	$83,574	$81,082	$2,492	$170,489	$164,629	$5,860

Salaries and benefits expense increased by $2.5 million or 6% in the second quarter of 2015 compared to the same period in 2014 due in part to a $0.8 million increase in separation expense. Commission expense increased by $0.8 million primarily due to an increase in both loan origination and refinance activity. In addition, incentive compensation and share-based compensation increased by $0.6 million and $0.5 million, respectively. Salaries and benefits expense increased by $5.4 million or 6% for the first six months of 2015 compared to the same period in 2014 due in part to a $2.2 million increase in separation expense. Commission expense increased by $1.4 million primarily due to an increase in both loan origination and refinance activity. In addition, incentive compensation and share-based compensation both increased by $0.9 million.

Net occupancy expense decreased by $0.6 million or 7% in the second quarter of 2015 and by $0.7 million or 4% for the first six months of 2015 compared to the same periods in 2014. These decreases were primarily due to lower electricity rates.

Net equipment expense increased by $0.2 million or 3% in the second quarter of 2015 and by $0.8 million or 9% for the first six months of 2015 compared to the same periods in 2014. These increases were primarily due to an increase in software license fees and maintenance.

Other noninterest expense increased by $1.0 million or 7% in the second quarter of 2015 compared to the same period in 2014. This increase was due in part to a $0.4 million increase in director fees related to the fair value change in their deferred compensation plan. Amortization expense related to our solar energy partnership investments increased by $0.2 million. Credit card expense also increased by $0.2 million. Other noninterest expense increased by $0.6 million or 2% for the first six months of 2015 compared to the same period in 2014. This increase was due in part to a $0.6 million increase in director fees related to the fair value change in their deferred compensation plan. Amortization expense related to our solar energy partnership investments increased by $0.4 million. Credit card expense also increased by $0.4 million. This increase was partially offset by a $0.3 million decrease in our credit card mileage program travel expense, and a $0.3 million decrease in operational losses, which include losses as a result of bank error, fraud, items processing, or theft.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for Income Taxes	$18,979	$18,520	$38,699	$34,382
Effective Tax Rates	31.56%	30.86%	31.64%	30.04%

The effective tax rate for the second quarter of 2015 was 31.56%, up from 30.86% for the same period in 2014. The effective tax rate in the second quarter of 2015 was higher due to reduced investment in energy credit leases and higher state taxes due to reduced activity outside of Hawaii.  The effective tax rate for the first six months of 2015 was 31.64%, up from 30.04% for the same period in 2014. The higher effective tax rate for the first six months of 2015 compared to 2014 was primarily due to a $1.2 million benefit recorded in the first quarter of 2014 for the release of reserves due to a settlement with the State of Hawaii related to prior year tax issues.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.5 billion as of June 30, 2015, a decrease of $281.4 million or 4% compared to December 31, 2014. As of June 30, 2015, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.5 years.

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

During the first six months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in U.S. Treasury notes, Fannie Mae and Freddie Mac mortgage-backed securities, and Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of June 30, 2015, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2015, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of June 30, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

Gross unrealized gains in our investment securities portfolio were $96.8 million as of June 30, 2015 and $108.5 million as of December 31, 2014.  Gross unrealized losses on our temporarily impaired investment securities were $33.1 million as of June 30, 2015 and $44.3 million as of December 31, 2014.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae. See Note 2 to the Consolidated Financial Statements for more information.

As of June 30, 2015, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $590.4 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,173,259	$1,055,243
Commercial Mortgage	1,528,685	1,437,513
Construction	118,714	109,183
Lease Financing	222,113	226,189
Total Commercial	3,042,771	2,828,128
Consumer
Residential Mortgage	2,787,847	2,571,090
Home Equity	931,191	866,688
Automobile	352,128	323,848
Other [1]	314,501	307,835
Total Consumer	4,385,667	4,069,461
Total Loans and Leases	$7,428,438	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2015 increased by $530.8 million or 8% from December 31, 2014 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of June 30, 2015 increased by $214.6 million or 8% from December 31, 2014.  Commercial and industrial loans increased by $118.0 million or 11% from December 31, 2014 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $91.2 million or 6% from December 31, 2014 primarily due to increased demand from new and existing customers as the real estate economy in Hawaii continued to improve. Construction loans increased by $9.5 million or 9% from December 31, 2014 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $4.1 million or 2% from December 31, 2014 primarily due to paydowns on a lease.

Consumer loans and leases as of June 30, 2015 increased by $316.2 million or 8% from December 31, 2014.  Residential mortgage loans increased by $216.8 million or 8% from December 31, 2014 primarily due to an increase in loan origination and refinance activity, coupled with our decision to retain additional conforming saleable loans in our portfolio. Home equity loans increased by $64.5 million or 7% from December 31, 2014 primarily due to a successful campaign to increase new loan production. In addition, we experienced steady line utilization during the first six months of 2015. Automobile loans increased by $28.3 million or 9% from December 31, 2014 due to market share gains resulting from enhanced loan pricing. Other consumer loans increased by $6.7 million or 2% from December 31, 2014 due to growth in our consumer credit card balances.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2015
Commercial
Commercial and Industrial	$1,071,260	$40,640	$60,283	$761	$315	$1,173,259
Commercial Mortgage	1,392,460	36,966	99,259	—	—	1,528,685
Construction	118,714	—	—	—	—	118,714
Lease Financing	42,426	173,361	1,498	—	4,828	222,113
Total Commercial	2,624,860	250,967	161,040	761	5,143	3,042,771
Consumer
Residential Mortgage	2,679,654	—	105,307	2,886	—	2,787,847
Home Equity	895,541	2,955	31,030	1,665	—	931,191
Automobile	273,732	108	73,151	5,137	—	352,128
Other [3]	235,464	—	37,829	41,206	2	314,501
Total Consumer	4,084,391	3,063	247,317	50,894	2	4,385,667
Total Loans and Leases	$6,709,251	$254,030	$408,357	$51,655	$5,145	$7,428,438

December 31, 2014
Commercial
Commercial and Industrial	$935,258	$67,367	$50,699	$897	$1,022	$1,055,243
Commercial Mortgage	1,318,413	27,060	92,040	—	—	1,437,513
Construction	109,183	—	—	—	—	109,183
Lease Financing	44,238	176,618	647	—	4,686	226,189
Total Commercial	2,407,092	271,045	143,386	897	5,708	2,828,128
Consumer
Residential Mortgage	2,460,353	—	107,714	3,023	—	2,571,090
Home Equity	831,722	3,909	29,377	1,680	—	866,688
Automobile	248,598	285	69,985	4,980	—	323,848
Other [3]	233,396	—	34,885	39,547	7	307,835
Total Consumer	3,774,069	4,194	241,961	49,230	7	4,069,461
Total Loans and Leases	$6,181,161	$275,239	$385,347	$50,127	$5,715	$6,897,589

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

Our Hawaii loan and lease portfolio increased by $528.1 million or 9% from December 31, 2014, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2015	December 31, 2014
Federal Home Loan Bank and Federal Reserve Bank Stock	$35,418	$66,374
Derivative Financial Instruments	15,531	16,515
Low-Income Housing and Other Equity Investments	81,366	77,495
Deferred Compensation Plan Assets	20,349	18,794
Prepaid Expenses	9,483	7,787
Accounts Receivable	13,480	13,405
Other	25,148	25,518
Total Other Assets	$200,775	$225,888

Other assets decreased by $25.1 million or 11% from December 31, 2014. This decrease was primarily due to the redemption of excess FHLB stock upon the merger of FHLB Des Moines and FHLB Seattle (see Note 2 to the Consolidated Financial Statements for more information). This decrease was partially offset by a $3.9 million increase in net commitments to fund low-income housing and solar energy partnership investments.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2015	December 31, 2014
Consumer	$6,221,691	$6,092,929
Commercial	5,524,153	5,163,352
Public and Other	1,344,851	1,376,808
Total Deposits	$13,090,695	$12,633,089

Total deposits were $13.1 billion as of June 30, 2015, an increase of $457.6 million or 4% from December 31, 2014. This increase was primarily due to a $360.8 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $128.8 million primarily due to growth in our relationship checking and savings deposit products.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2015	December 31, 2014
Money Market	$1,907,249	$1,766,173
Regular Savings	3,137,462	3,040,402
Total Savings Deposits	$5,044,711	$4,806,575

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2015	December 31, 2014
Private Institutions	$600,000	$600,000
Government Entities	72,310	88,601
Total Securities Sold Under Agreements to Repurchase	$672,310	$688,601

Securities sold under agreements to repurchase as of June 30, 2015 decreased by $16.3 million or 2% from December 31, 2014. As of June 30, 2015, the weighted-average maturity was 181 days for our repurchase agreements with government entities and 3.9 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 1.6 years.  As of June 30, 2015, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.31% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2015	December 31, 2014
Federal Home Loan Bank Advances	$150,000	$150,000
Non-Recourse Debt	9,938	13,005
Capital Lease Obligations	10,878	10,907
Total	$170,816	$173,912

Other debt was $170.8 million as of June 30, 2015, a decrease of 3.1 million or 2% from December 31, 2014. This balance was mainly comprised of $150.0 million in FHLB advances with a stated interest rate of 0.60% and maturity dates in 2015 and 2016. These advances were primarily for asset/liability management purposes. As of June 30, 2015, our remaining unused line of credit with the FHLB was $703.4 million.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Retail Banking	$13,255	$9,913	$23,123	$16,077
Commercial Banking	16,395	12,290	31,064	23,108
Investment Services	3,434	3,130	6,235	5,365
Total	33,084	25,333	60,422	44,550
Treasury and Other	8,070	16,157	23,174	35,532
Consolidated Total	$41,154	$41,490	$83,596	$80,082

Retail Banking

Net income increased by $3.3 million or 34% in the second quarter of 2015 and by $7.0 million or 44% in the first six months of 2015 compared to the same periods in 2014 primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as a result of our decision to sell conforming salable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans in the current quarter. The year-to-date increase in noninterest income was also due to higher commissions and fees income related to our credit card business. The increase in noninterest expense was primarily due to higher allocated expenses. The increase in the Provision is related to higher net recoveries in 2014 of loans previously charged-off.

Commercial Banking

Net income increased by $4.1 million or 33% in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income, partially offset by an increase in the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in the Provision was due to lower net recoveries of loans in the current period.

Net income increased by $8.0 million or 34% for the first six months of 2015 compared to the same period in 2014 primarily due to an increase in net interest income. This was partially offset by a decrease in noninterest income, an increase in noninterest expense and an increase in the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest income was primarily due to lower nonrecurring loan fees. The increase in noninterest expense was primarily due to higher allocated expenses. The increase in the Provision was due to lower net recoveries of loans in the current period.

Investment Services

Net income increased by $0.3 million or 10% in the second quarter of 2015 compared to the same period in 2014 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to both higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to a referral fee received in the current quarter related to the transition of various services provided to some institutional 401k plans as well as higher tax service and trust termination fees. The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Net income increased by $0.9 million or 16% for the first six months of 2015 compared to the same period in 2014 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to both higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to the aforementioned referral fee related to the transition of various services provided to some institutional 401k plans. In addition, noninterest income increased due to higher trust termination, servicing, irrevocable trust, and investment advisory fees. The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Treasury and Other
Net income decreased by $8.1 million or 50% in the second quarter of 2015 compared to the same period in 2014 primarily due to decreases in net interest income and noninterest income and an increase in noninterest expense.  Partially offsetting the decrease in net income was a decrease in the Provision. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields. The decrease in noninterest income was primarily due to a $2.0 million net gain on sale of 23,500 Visa Class B shares in the second quarter of 2014. The increase in noninterest expense was due to higher separation expense. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Net income decreased by $12.4 million or 35% for first six months of 2015 compared to the same period in 2014 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and a decrease in the Provision.  The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields. The increase in noninterest expense was due to higher separation expense. The increase in noninterest income was related to a $10.1 million gain on the sale of 95,000 Visa Class B shares in 2015 compared to a $4.0 million gain on the sale of 45,500 Visa Class B shares over the same period in 2014.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2015, our overall credit risk profile reflects a healthy Hawaii economy, with decreasing levels of non-performing assets and lower credit losses. The underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2015.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2015	December 31, 2014
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$8,299	$9,088
Commercial Mortgage	716	745
Total Commercial	9,015	9,833
Consumer
Residential Mortgage	14,918	14,841
Home Equity	3,528	3,097
Total Consumer	18,446	17,938
Total Non-Accrual Loans and Leases	27,461	27,771
Foreclosed Real Estate	1,989	2,311
Total Non-Performing Assets	$29,450	$30,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$750	$2
Total Commercial	750	2
Consumer
Residential Mortgage	4,789	4,506
Home Equity	2,395	2,596
Automobile	323	616
Other [1]	1,395	941
Total Consumer	8,902	8,659
Total Accruing Loans and Leases Past Due 90 Days or More	$9,652	$8,661
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$48,339	$45,474
Total Loans and Leases	$7,428,438	$6,897,589
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.37%	0.40%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.40%	0.44%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.32%	0.38%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.45%	0.47%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.53%	0.56%
Changes in Non-Performing Assets
Balance as of December 31, 2014	$30,082
Additions	2,530
Reductions
Payments	(2,447)
Return to Accrual Status	(187)
Sales of Foreclosed Real Estate	(120)
Charge-offs/Write-downs	(408)
Total Reductions	(3,162)
Balance as of June 30, 2015	$29,450

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $29.5 million as of June 30, 2015, a decrease of $0.6 million or 2% from December 31, 2014.  The decrease was primarily due to commercial and industrial loan paydowns of $0.8 million. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.40% as of June 30, 2015 and 0.44% as of December 31, 2014.

Commercial and industrial non-accrual loans decreased by $0.8 million or 9% from December 31, 2014 due to paydowns. As of June 30, 2015, four commercial borrowers comprised 96% of the non-accrual balance in this category.  We have individually evaluated these four loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans were relatively unchanged from December 31, 2014. We have individually evaluated the two remaining commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans increased by $0.1 million or 1% from December 31, 2014.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process.  As of June 30, 2015, our residential mortgage non-accrual loans were comprised of 40 loans with a weighted average current LTV ratio of 66%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.3 million or 14% from December 31, 2014.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.7 million as of June 30, 2015, a $1.0 million or 11% increase from December 31, 2014.  This increase was primarily due to a matured revolving credit line in process of renewal.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $66.8 million as of June 30, 2015 and $64.7 million as of December 31, 2014, and had a related Allowance of $5.6 million as of June 30, 2015 and $5.9 million as of December 31, 2014.  As of June 30, 2015, we have recorded charge-offs of $18.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$15,581	$13,176
Commercial Mortgage	6,748	5,734
Construction	1,647	1,689
Total Commercial	23,976	20,599
Consumer
Residential Mortgage	31,185	32,331
Home Equity	1,191	1,012
Automobile	5,787	5,375
Other [1]	1,104	913
Total Consumer	39,267	39,631
Total	$63,243	$60,230

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $3.0 million or 5% from December 31, 2014. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$113,348	$120,136	$114,575	$121,521
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(255)	(749)	(490)	(1,568)
Lease Financing	—	(66)	—	(66)
Consumer
Residential Mortgage	(54)	(323)	(613)	(652)
Home Equity	(211)	(553)	(427)	(904)
Automobile	(1,237)	(711)	(2,665)	(1,628)
Other [1]	(1,739)	(1,595)	(3,389)	(3,217)
Total Loans and Leases Charged-Off	(3,496)	(3,997)	(7,584)	(8,035)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	456	2,132	1,102	3,052
Commercial Mortgage	14	15	28	29
Construction	8	8	16	13
Lease Financing	8	1	76	3
Consumer
Residential Mortgage	96	2,335	438	2,607
Home Equity	566	351	1,447	902
Automobile	396	343	890	788
Other [1]	497	723	905	1,224
Total Recoveries on Loans and Leases Previously Charged-Off	2,041	5,908	4,902	8,618
Net Loans and Leases Recovered (Charged-Off)	(1,455)	1,911	(2,682)	583
Provision for Credit Losses	—	(2,199)	—	(2,199)
Provision for Unfunded Commitments	—	(123)	—	(180)
Balance at End of Period [2]	$111,893	$119,725	$111,893	$119,725

Components
Allowance for Loan and Lease Losses	$106,006	$113,838	$106,006	$113,838
Reserve for Unfunded Commitments	5,887	5,887	5,887	5,887
Total Reserve for Credit Losses	$111,893	$119,725	$111,893	$119,725

Average Loans and Leases Outstanding	$7,300,506	$6,274,595	$7,177,467	$6,189,789

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.08%	(0.12)%	0.08%	(0.02)%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.43%	1.77%	1.43%	1.77%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2015, the Allowance was $106.0 million or 1.43% of total loans and leases outstanding, compared with an Allowance of $108.7 million or 1.58% of total loans and leases outstanding as of December 31, 2014.  The decrease in the Allowance was commensurate with the Company's strong credit risk profile and a healthy Hawaii economy.

Net charge-offs on loans and leases were $1.5 million or 0.08% of total average loans and leases, on an annualized basis, in the second quarter of 2015 compared to net recoveries of $1.9 million or 0.12% of total average loans and leases, on an annualized basis, in the second quarter of 2014. All of our commercial portfolios were in net recovery positions in the second quarter of 2015. Net recoveries in our commercial portfolios were $0.7 million for the first six months of 2015 compared to $1.5 million for the same period in 2014. The net recovery in the first six months of 2014 was primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $3.4 million for the first six months of 2015 compared to $0.9 million for the same period in 2014. The lower net charge-offs in the first six months of 2014 were primarily due to the recovery of three residential mortgage loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2015, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $5.9 million as of June 30, 2015, unchanged from December 31, 2014. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2015, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of June 30, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2015 was relatively unchanged compared to the sensitivity profile for the twelve months subsequent to December 31, 2014.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2015		December 31, 2014
Gradual Change in Interest Rates (basis points)
+200	$7,430	1.9%	$7,934	2.0%
+100	3,316	0.8%	3,740	1.0%
-100	(5,320)	-1.3%	(6,528)	-1.7%

Immediate Change in Interest Rates (basis points)
+200	$20,296	5.1%	$18,962	4.8%
+100	9,248	2.3%	8,804	2.2%
-100	(19,231)	-4.8%	(20,755)	-5.3%

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB.  Our held-to-maturity securities, while not intended for sale, may also be utilized in repurchase agreements to obtain funding. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt.

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of June 30, 2015, investment securities with a carrying value of $165.8 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2015, we could have borrowed an additional $703.4 million from the FHLB and an additional $605.3 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2015.  As of June 30, 2015, cash and cash equivalents were $756.9 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $13.1 billion.  As of June 30, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2015, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2015 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2015, shareholders' equity was $1.1 billion, an increase of $27.9 million or 3% from December 31, 2014. For the first six months of 2015, net income of $83.6 million, common stock issuances of $6.1 million, and shared-based compensation of $3.7 million were partially offset by cash dividends paid of $39.3 million, common stock repurchased of $24.4 million, and other comprehensive loss of $1.9 million. In the first six months of 2015, included in the amount of common stock repurchased were 362,255 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $60.11 and a total cost of $21.8 million. From the beginning of our share repurchase program in July 2001 through June 30, 2015, we repurchased a total of 52.4 million shares of common stock and returned a total of $1.94 billion to our shareholders at an average cost of $37.12 per share. As of June 30, 2015, remaining buyback authority under our share repurchase program was $51.5 million. From July 1, 2015 through July 21, 2015, the Parent repurchased an additional 35,000 shares of common stock at an average cost of $66.78 per share for a total of $2.3 million.  Remaining buyback authority under our share repurchase program was $49.1 million as of July 21, 2015.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2015, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2015 to shareholders of record at the close of business on August 31, 2015.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of June 30, 2015 and December 31, 2014.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2015	December 31, 2014
	Regulatory Capital
	Shareholders’ Equity	$1,082,939	$1,055,086
Less:	Goodwill [2]	27,421	31,517
	Defined Benefit Plans Adjustment	(33,675)	(34,115)
	Net Unrealized Gains (Losses) on Investment Securities [3]	5,113	15,984
	Other	(198)	2,069
	Common Equity Tier 1 Capital	1,084,278	n/a

	Tier 1 Capital	1,084,278	1,039,631
	Allowable Reserve for Credit Losses	93,921	88,785
	Total Regulatory Capital [1]	$1,178,199	$1,128,416

	Risk-Weighted Assets [1]	$7,495,744	$7,077,035

	Key Regulatory Capital Ratios [1]
	Common Equity Tier 1 Capital Ratio	14.47%	n/a	%
	Tier 1 Capital Ratio	14.47	14.69
	Total Capital Ratio	15.72	15.94
	Tier 1 Leverage Ratio	7.21	7.13
1 June 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.
2 June 30, 2015 calculated net of deferred tax liabilities.
3 June 30, 2015 includes unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

On September 3, 2014, the FRB, the FDIC, and the Office of the Comptroller of the Currency finalized the Liquidity Coverage Ratio (“LCR”), which require banks to hold highly liquid assets relative to cash outflows over a 30-day period during a stressed scenario. The LCR generally applies to banking organizations with over $50.0 billion in assets, and therefore, should not directly impact the Company.

Management continues to monitor related developments and their potential impact to the Company's liquidity requirements.

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

We submitted our latest stress testing results, utilizing data as of September 30, 2014, to the FRB on March 31, 2015.  On June 26, 2015, we made our first stress test-related public disclosure (posted on our website), utilizing data as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2015 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2015	86,203	$61.08	84,000	$57,811,084
May 1 - 31, 2015	56,766	61.63	55,807	54,372,055
June 1 - 30, 2015	45,260	66.01	43,900	51,469,933
Total	188,229	$62.43	183,707

[1]
During the second quarter of 2015, 4,522 shares were purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of June 30, 2015, $51.5 million remained of the total $2.0 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 27, 2015		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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