Form 10-Q
period 2015-09-30
BANK OF HAWAII CORP
filed 2015-10-26
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

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
Yes ☐  No ☒

As of October 20, 2015, there were 43,291,544 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income
Interest and Fees on Loans and Leases	$75,874	$68,089	$220,400	$197,433
Income on Investment Securities
Available-for-Sale	10,192	10,286	30,663	31,743
Held-to-Maturity	20,689	26,067	67,928	80,894
Deposits	2	3	7	7
Funds Sold	291	176	818	481
Other	312	302	924	906
Total Interest Income	107,360	104,923	320,740	311,464
Interest Expense
Deposits	2,410	2,391	7,183	7,142
Securities Sold Under Agreements to Repurchase	6,307	6,523	19,118	19,385
Funds Purchased	3	3	9	10
Other Debt	749	627	1,987	1,903
Total Interest Expense	9,469	9,544	28,297	28,440
Net Interest Income	97,891	95,379	292,443	283,024
Provision for Credit Losses	—	(2,665)	—	(4,864)
Net Interest Income After Provision for Credit Losses	97,891	98,044	292,443	287,888
Noninterest Income
Trust and Asset Management	11,907	11,716	36,442	35,573
Mortgage Banking	3,291	1,646	8,453	5,455
Service Charges on Deposit Accounts	8,669	9,095	25,409	26,611
Fees, Exchange, and Other Service Charges	13,340	13,390	39,589	39,699
Investment Securities Gains, Net	24	1,858	10,341	6,097
Annuity and Insurance	1,721	2,348	5,650	6,401
Bank-Owned Life Insurance	1,609	1,644	5,431	4,765
Other	2,660	3,253	10,138	9,598
Total Noninterest Income	43,221	44,950	141,453	134,199
Noninterest Expense
Salaries and Benefits	46,576	45,530	143,966	137,508
Net Occupancy	7,403	9,334	25,341	28,005
Net Equipment	4,804	4,473	14,918	13,745
Data Processing	3,920	3,665	11,366	11,156
Professional Fees	2,258	1,835	6,857	6,708
FDIC Insurance	2,139	1,750	6,347	5,881
Other	24,788	14,443	53,582	42,656
Total Noninterest Expense	91,888	81,030	262,377	245,659
Income Before Provision for Income Taxes	49,224	61,964	171,519	176,428
Provision for Income Taxes	14,948	20,195	53,647	54,577
Net Income	$34,276	$41,769	$117,872	$121,851
Basic Earnings Per Share	$0.79	$0.95	$2.72	$2.77
Diluted Earnings Per Share	$0.79	$0.95	$2.71	$2.75
Dividends Declared Per Share	$0.45	$0.45	$1.35	$1.35
Basic Weighted Average Shares	43,181,233	43,859,396	43,290,137	44,034,047
Diluted Weighted Average Shares	43,427,730	44,088,553	43,514,898	44,250,033

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Net Income	$34,276	$41,769	$117,872	$121,851
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	7,051	403	4,735	15,291
Defined Benefit Plans	219	157	659	469
Total Other Comprehensive Income	7,270	560	5,394	15,760
Comprehensive Income	$41,546	$42,329	$123,266	$137,611

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Interest-Bearing Deposits in Other Banks	$3,609	$2,873
Funds Sold	274,873	360,577
Investment Securities
Available-for-Sale	2,279,722	2,289,190
Held-to-Maturity (Fair Value of $4,181,613 and $4,504,495)	4,121,768	4,466,679
Loans Held for Sale	3,222	5,136
Loans and Leases	7,689,772	6,897,589
Allowance for Loan and Lease Losses	(104,038)	(108,688)
Net Loans and Leases	7,585,734	6,788,901
Total Earning Assets	14,268,928	13,913,356
Cash and Due From Banks	208,601	172,126
Premises and Equipment, Net	108,987	109,854
Accrued Interest Receivable	47,512	44,654
Foreclosed Real Estate	1,392	2,311
Mortgage Servicing Rights	23,301	24,695
Goodwill	31,517	31,517
Bank-Owned Life Insurance	266,568	262,807
Other Assets	207,317	225,888
Total Assets	$15,164,123	$14,787,208

Liabilities
Deposits
Noninterest-Bearing Demand	$4,102,713	$3,832,943
Interest-Bearing Demand	2,631,542	2,559,570
Savings	5,016,462	4,806,575
Time	1,186,245	1,434,001
Total Deposits	12,936,962	12,633,089
Funds Purchased	8,459	8,459
Securities Sold Under Agreements to Repurchase	632,138	688,601
Other Debt	270,801	173,912
Retirement Benefits Payable	54,978	55,477
Accrued Interest Payable	5,869	5,148
Taxes Payable and Deferred Taxes	25,294	27,777
Other Liabilities	131,268	139,659
Total Liabilities	14,065,769	13,732,122
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2015 - 57,749,071 / 43,342,940 and December 31, 2014 - 57,634,755 / 43,724,208)	575	574
Capital Surplus	539,112	531,932
Accumulated Other Comprehensive Loss	(21,292)	(26,686)
Retained Earnings	1,293,416	1,234,801
Treasury Stock, at Cost (Shares: September 30, 2015 - 14,406,131 and December 31, 2014 - 13,910,547)	(713,457)	(685,535)
Total Shareholders’ Equity	1,098,354	1,055,086
Total Liabilities and Shareholders’ Equity	$15,164,123	$14,787,208
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	117,872	—	117,872
Other Comprehensive Income	—	—	—	5,394	—	—	5,394
Share-Based Compensation	—	—	5,698	—	—	—	5,698
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	246,851	1	1,482	—	(376)	11,011	12,118
Common Stock Repurchased	(628,119)	—	—	—	—	(38,933)	(38,933)
Cash Dividends Declared ($1.35 per share)	—	—	—	—	(58,881)	—	(58,881)
Balance as of September 30, 2015	43,342,940	$575	$539,112	$(21,292)	$1,293,416	$(713,457)	$1,098,354

Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	121,851	—	121,851
Other Comprehensive Income	—	—	—	15,760	—	—	15,760
Share-Based Compensation	—	—	5,831	—	—	—	5,831
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	314,579	1	1,194	—	(318)	7,976	8,853
Common Stock Repurchased	(811,235)	—	—	—	—	(46,910)	(46,910)
Cash Dividends Declared ($1.35 per share)	—	—	—	—	(59,948)	—	(59,948)
Balance as of September 30, 2014	43,993,729	$573	$529,530	$(16,063)	$1,213,339	$(669,966)	$1,057,413
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014
Operating Activities
Net Income	$117,872	$121,851
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	(4,864)
Impairment on Equipment Held for Sale	9,453	—
Depreciation and Amortization	9,541	9,280
Amortization of Deferred Loan and Lease Fees	(1,282)	(1,341)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	38,753	37,592
Share-Based Compensation	5,698	5,831
Benefit Plan Contributions	(1,413)	(1,229)
Deferred Income Taxes	(10,618)	(8,522)
Net Gains on Sales of Loans and Leases	(2,510)	(2,285)
Net Gains on Sales of Investment Securities	(10,341)	(6,097)
Proceeds from Sales of Loans Held for Sale	142,391	64,545
Originations of Loans Held for Sale	(137,293)	(58,448)
Tax Benefits from Share-Based Compensation	(403)	(435)
Net Change in Other Assets and Other Liabilities	9,719	(22,210)
Net Cash Provided by Operating Activities	169,567	133,668

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	256,581	251,633
Proceeds from Sales	68,166	14,609
Purchases	(317,458)	(230,007)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	715,776	586,037
Purchases	(389,213)	(418,825)
Net Change in Loans and Leases	(800,482)	(516,395)
Premises and Equipment, Net	(8,673)	(8,204)
Net Cash Used in Investing Activities	(475,303)	(321,152)

Financing Activities
Net Change in Deposits	303,873	446,785
Net Change in Short-Term Borrowings	(56,463)	(71,369)
Proceeds from Long-Term Debt	100,000	—
Tax Benefits from Share-Based Compensation	403	435
Proceeds from Issuance of Common Stock	7,244	8,317
Repurchase of Common Stock	(38,933)	(46,910)
Cash Dividends Paid	(58,881)	(59,948)
Net Cash Provided by Financing Activities	257,243	277,310

Net Change in Cash and Cash Equivalents	(48,493)	89,826
Cash and Cash Equivalents at Beginning of Period	535,576	463,746
Cash and Cash Equivalents at End of Period	$487,083	$553,572
Supplemental Information
Cash Paid for Interest	$27,168	$26,726
Cash Paid for Income Taxes	52,808	46,369
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	787	3,377
Transfers from Loans to Loans Held for Sale	93,539	—

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 6 to the Consolidated Financial Statements). The Company adopted the amendments in this ASU effective January 1, 2015. As of September 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted ASU No. 2014-12 effective January 1, 2015. As of September 30, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$363,780	$5,042	$(165)	$368,657
Debt Securities Issued by States and Political Subdivisions	715,515	22,107	(412)	737,210
Debt Securities Issued by Corporations	313,166	390	(2,995)	310,561
Mortgage-Backed Securities:
Residential - Government Agencies	341,457	8,244	(1,232)	348,469
Residential - U.S. Government-Sponsored Enterprises	407,568	4,693	—	412,261
Commercial - Government Agencies	105,735	—	(3,171)	102,564
Total Mortgage-Backed Securities	854,760	12,937	(4,403)	863,294
Total	$2,247,221	$40,476	$(7,975)	$2,279,722
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$499,731	$4,613	$—	$504,344
Debt Securities Issued by States and Political Subdivisions	246,884	15,917	—	262,801
Debt Securities Issued by Corporations	155,175	1,691	(823)	156,043
Mortgage-Backed Securities:
Residential - Government Agencies	2,335,710	39,593	(11,588)	2,363,715
Residential - U.S. Government-Sponsored Enterprises	619,545	6,864	(4)	626,405
Commercial - Government Agencies	264,723	4,321	(739)	268,305
Total Mortgage-Backed Securities	3,219,978	50,778	(12,331)	3,258,425
Total	$4,121,768	$72,999	$(13,154)	$4,181,613

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2015.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$128,506	$129,124
Due After One Year Through Five Years	450,881	454,110
Due After Five Years Through Ten Years	436,542	447,542
Due After Ten Years	73,243	77,701
	1,089,172	1,108,477

Debt Securities Issued by Government Agencies	303,289	307,951
Mortgage-Backed Securities:
Residential - Government Agencies	341,457	348,469
Residential - U.S. Government-Sponsored Enterprises	407,568	412,261
Commercial - Government Agencies	105,735	102,564
Total Mortgage-Backed Securities	854,760	863,294
Total	$2,247,221	$2,279,722

Held-to-Maturity:
Due in One Year or Less	$9,994	$10,008
Due After One Year Through Five Years	500,499	505,481
Due After Five Years Through Ten Years	286,833	295,665
Due After Ten Years	104,464	112,034
	901,790	923,188
Mortgage-Backed Securities:
Residential - Government Agencies	2,335,710	2,363,715
Residential - U.S. Government-Sponsored Enterprises	619,545	626,405
Commercial - Government Agencies	264,723	268,305
Total Mortgage-Backed Securities	3,219,978	3,258,425
Total	$4,121,768	$4,181,613

Investment securities with carrying values of $2.5 billion and $2.8 billion as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Gross Gains on Sales of Investment Securities	$1,504	$1,858	$11,821	$6,097
Gross Losses on Sales of Investment Securities	(1,480)	—	(1,480)	—
Net Gains on Sales of Investment Securities	$24	$1,858	$10,341	$6,097

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$33,551	$(156)	$5,072	$(9)	$38,623	$(165)
Debt Securities Issued by States and Political Subdivisions	55,896	(412)	—	—	55,896	(412)
Debt Securities Issued by Corporations	101,626	(1,392)	143,489	(1,603)	245,115	(2,995)
Mortgage-Backed Securities:
Residential - Government Agencies	34,152	(115)	9,832	(1,117)	43,984	(1,232)
Commercial - Government Agencies	—	—	102,564	(3,171)	102,564	(3,171)
Total Mortgage-Backed Securities	34,152	(115)	112,396	(4,288)	146,548	(4,403)
Total	$225,225	$(2,075)	$260,957	$(5,900)	$486,182	$(7,975)
Held-to-Maturity:
Debt Securities Issued by Corporations	$—	$—	$74,246	$(823)	$74,246	$(823)
Mortgage-Backed Securities:
Residential - Government Agencies	380,442	(2,777)	440,675	(8,811)	821,117	(11,588)
Residential - U.S. Government-Sponsored Enterprises	14,425	(4)	—	—	14,425	(4)
Commercial - Government Agencies	27,251	(359)	55,578	(380)	82,829	(739)
Total Mortgage-Backed Securities	422,118	(3,140)	496,253	(9,191)	918,371	(12,331)
Total	$422,118	$(3,140)	$570,499	$(10,014)	$992,617	$(13,154)

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,729	$(2)	$5,546	$(38)	$7,275	$(40)
Debt Securities Issued by States and Political Subdivisions	78,068	(305)	94,543	(1,140)	172,611	(1,445)
Debt Securities Issued by Corporations	73,829	(1,171)	180,335	(2,814)	254,164	(3,985)
Mortgage-Backed Securities:
Residential - Government Agencies	3,025	(8)	12,215	(1,035)	15,240	(1,043)
Residential - U.S. Government-Sponsored Enterprises	103,824	(191)	—	—	103,824	(191)
Commercial - Government Agencies	—	—	178,232	(8,581)	178,232	(8,581)
Total Mortgage-Backed Securities	106,849	(199)	190,447	(9,616)	297,296	(9,815)
Total	$260,475	$(1,677)	$470,871	$(13,608)	$731,346	$(15,285)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,016	$(134)	$144,222	$(1,025)	$214,238	$(1,159)
Debt Securities Issued by Corporations	46,196	(349)	82,109	(3,093)	128,305	(3,442)
Mortgage-Backed Securities:
Residential - Government Agencies	280,967	(1,207)	845,911	(19,429)	1,126,878	(20,636)
Residential - U.S. Government-Sponsored Enterprises	45,754	(15)	—	—	45,754	(15)
Commercial - Government Agencies	124,594	(179)	171,091	(3,612)	295,685	(3,791)
Total Mortgage-Backed Securities	451,315	(1,401)	1,017,002	(23,041)	1,468,317	(24,442)
Total	$567,527	$(1,884)	$1,243,333	$(27,159)	$1,810,860	$(29,043)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2015, which were comprised of 125 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2015 and December 31, 2014, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Taxable	$25,569	$31,053	$82,638	$96,796
Non-Taxable	5,312	5,300	15,953	15,841
Total Interest Income from Investment Securities	$30,881	$36,353	$98,591	$112,637

As of September 30, 2015, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $579.0 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company's total Hawaii municipal bond holdings, 77% were general obligation issuances. As of September 30, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Federal Home Loan Bank Stock	$20,000	$47,075
Federal Reserve Bank Stock	19,836	19,299
Total	$39,836	$66,374

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of September 30, 2015, the conversion ratio was 1.6483.

During the first nine months of 2015, the Company recorded a $10.1 million net gain on the sale of 95,000 Visa Class B shares. Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 288,714 Class B shares (475,887 Class A equivalents) that the Company owns are carried at a zero cost basis. The Company also contributed 13,800 Visa Class B restricted shares to the Bank of Hawaii Foundation during the first nine months of 2015. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2015.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,169,817	$1,055,243
Commercial Mortgage	1,622,119	1,437,513
Construction	129,254	109,183
Lease Financing	202,055	226,189
Total Commercial	3,123,245	2,828,128
Consumer
Residential Mortgage	2,875,605	2,571,090
Home Equity	993,817	866,688
Automobile	367,640	323,848
Other [1]	329,465	307,835
Total Consumer	4,566,527	4,069,461
Total Loans and Leases	$7,689,772	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.8 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2015 and 2014.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2015 and 2014.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$67,005	$39,001	$106,006
Loans and Leases Charged-Off	(160)	(4,233)	(4,393)
Recoveries on Loans and Leases Previously Charged-Off	504	1,921	2,425
Net Loans and Leases Recovered (Charged-Off)	344	(2,312)	(1,968)
Provision for Credit Losses	(2,708)	2,708	—
Balance at End of Period	$64,641	$39,397	$104,038
Nine Months Ended September 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(650)	(11,327)	(11,977)
Recoveries on Loans and Leases Previously Charged-Off	1,726	5,601	7,327
Net Loans and Leases Recovered (Charged-Off)	1,076	(5,726)	(4,650)
Provision for Credit Losses	(986)	986	—
Balance at End of Period	$64,641	$39,397	$104,038
As of September 30, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$1,977	$3,336	$5,313
Collectively Evaluated for Impairment	62,664	36,061	98,725
Total	$64,641	$39,397	$104,038
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$29,016	$39,013	$68,029
Collectively Evaluated for Impairment	3,094,229	4,527,514	7,621,743
Total	$3,123,245	$4,566,527	$7,689,772

Three Months Ended September 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,886	$41,952	$113,838
Loans and Leases Charged-Off	(229)	(3,432)	(3,661)
Recoveries on Loans and Leases Previously Charged-Off	1,202	1,648	2,850
Net Loans and Leases Recovered (Charged-Off)	973	(1,784)	(811)
Provision for Credit Losses	(6,619)	3,954	(2,665)
Balance at End of Period	$66,240	$44,122	$110,362
Nine Months Ended September 30, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(1,863)	(9,833)	(11,696)
Recoveries on Loans and Leases Previously Charged-Off	4,299	7,169	11,468
Net Loans and Leases Recovered (Charged-Off)	2,436	(2,664)	(228)
Provision for Credit Losses	(7,642)	2,778	(4,864)
Balance at End of Period	$66,240	$44,122	$110,362
As of September 30, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,449	$3,653	$6,102
Collectively Evaluated for Impairment	63,791	40,469	104,260
Total	$66,240	$44,122	$110,362
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$26,061	$39,886	$65,947
Collectively Evaluated for Impairment	2,702,863	3,837,540	6,540,403
Total	$2,728,924	$3,877,426	$6,606,350

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2015 and December 31, 2014.

	September 30, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,122,454	$1,551,159	$127,541	$201,473	$3,002,627
Special Mention	20,726	31,145	88	85	52,044
Classified	26,637	39,815	1,625	497	68,574
Total	$1,169,817	$1,622,119	$129,254	$202,055	$3,123,245

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,859,438	$989,433	$367,009	$328,873	$4,544,753
Classified	16,167	4,384	631	592	21,774
Total	$2,875,605	$993,817	$367,640	$329,465	$4,566,527
Total Recorded Investment in Loans and Leases					$7,689,772

	December 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,001,474	$1,358,812	$107,381	$225,783	$2,693,450
Special Mention	17,364	45,082	—	17	62,463
Classified	36,405	33,619	1,802	389	72,215
Total	$1,055,243	$1,437,513	$109,183	$226,189	$2,828,128

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,556,140	$862,258	$323,232	$307,123	$4,048,753
Classified	14,950	4,430	616	712	20,708
Total	$2,571,090	$866,688	$323,848	$307,835	$4,069,461
Total Recorded Investment in Loans and Leases					$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2015
Commercial
Commercial and Industrial	$4,830	$1,361	$—	$8,532	$14,723	$1,155,094	$1,169,817	$571
Commercial Mortgage	—	29	—	1,058	1,087	1,621,032	1,622,119	833
Construction	—	—	—	—	—	129,254	129,254	—
Lease Financing	—	—	—	—	—	202,055	202,055	—
Total Commercial	4,830	1,390	—	9,590	15,810	3,107,435	3,123,245	1,404
Consumer
Residential Mortgage	6,023	1,526	5,060	14,749	27,358	2,848,247	2,875,605	2,419
Home Equity	2,331	2,345	1,396	3,814	9,886	983,931	993,817	1,683
Automobile	7,827	1,612	631	—	10,070	357,570	367,640	—
Other [1]	2,273	1,454	1,058	—	4,785	324,680	329,465	—
Total Consumer	18,454	6,937	8,145	18,563	52,099	4,514,428	4,566,527	4,102
Total	$23,284	$8,327	$8,145	$28,153	$67,909	$7,621,863	$7,689,772	$5,506

As of December 31, 2014
Commercial
Commercial and Industrial	$992	$356	$2	$9,088	$10,438	$1,044,805	$1,055,243	$7,819
Commercial Mortgage	458	—	—	745	1,203	1,436,310	1,437,513	—
Construction	—	—	—	—	—	109,183	109,183	—
Lease Financing	—	—	—	—	—	226,189	226,189	—
Total Commercial	1,450	356	2	9,833	11,641	2,816,487	2,828,128	7,819
Consumer
Residential Mortgage	4,907	2,107	4,506	14,841	26,361	2,544,729	2,571,090	632
Home Equity	3,461	2,661	2,596	3,097	11,815	854,873	866,688	375
Automobile	7,862	1,483	616	—	9,961	313,887	323,848	—
Other [1]	2,416	1,049	941	—	4,406	303,429	307,835	—
Total Consumer	18,646	7,300	8,659	17,938	52,543	4,016,918	4,069,461	1,007
Total	$20,096	$7,656	$8,661	$27,771	$64,184	$6,833,405	$6,897,589	$8,826

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,131	$24,605	$—
Commercial Mortgage	7,337	7,337	—
Construction	1,626	1,626	—
Total Commercial	23,094	33,568	—
Total Impaired Loans with No Related Allowance Recorded	$23,094	$33,568	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,922	$12,523	$1,977
Total Commercial	5,922	12,523	1,977
Consumer
Residential Mortgage	30,253	36,046	3,169
Home Equity	1,191	1,191	13
Automobile	6,238	6,238	117
Other [1]	1,331	1,331	37
Total Consumer	39,013	44,806	3,336
Total Impaired Loans with an Allowance Recorded	$44,935	$57,329	$5,313

Impaired Loans:
Commercial	$29,016	$46,091	$1,977
Consumer	39,013	44,806	3,336
Total Impaired Loans	$68,029	$90,897	$5,313

December 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,763	$15,013	$—
Commercial Mortgage	6,480	6,480	—
Construction	1,689	1,689	—
Total Commercial	17,932	23,182	—
Total Impaired Loans with No Related Allowance Recorded	$17,932	$23,182	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,184	$13,784	$2,387
Total Commercial	7,184	13,784	2,387
Consumer
Residential Mortgage	32,331	37,989	3,445
Home Equity	1,012	1,012	16
Automobile	5,375	5,375	66
Other [1]	913	913	34
Total Consumer	39,631	45,289	3,561
Total Impaired Loans with an Allowance Recorded	$46,815	$59,073	$5,948

Impaired Loans:
Commercial	$25,116	$36,966	$2,387
Consumer	39,631	45,289	3,561
Total Impaired Loans	$64,747	$82,255	$5,948
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$13,368	$96	$10,161	$96
Commercial Mortgage	7,155	67	7,046	56
Construction	1,637	26	2,024	28
Total Commercial	22,160	189	19,231	180
Consumer
Other [1]	—	—	9	—
Total Consumer	—	—	9	—
Total Impaired Loans with No Related Allowance Recorded	$22,160	$189	$19,240	$180

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,105	$24	$7,345	$25
Total Commercial	6,105	24	7,345	25
Consumer
Residential Mortgage	30,719	265	31,989	269
Home Equity	1,191	9	1,029	13
Automobile	6,013	104	5,345	114
Other [1]	1,218	28	576	12
Total Consumer	39,141	406	38,939	408
Total Impaired Loans with an Allowance Recorded	$45,246	$430	$46,284	$433

Impaired Loans:
Commercial	$28,265	$213	$26,576	$205
Consumer	39,141	406	38,948	408
Total Impaired Loans	$67,406	$619	$65,524	$613

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,074	$304	$11,518	$254
Commercial Mortgage	6,799	198	9,041	167
Construction	1,658	80	1,540	66
Total Commercial	20,531	582	22,099	487
Consumer
Other [1]	—	—	7	—
Total Consumer	—	—	7	—
Total Impaired Loans with No Related Allowance Recorded	$20,531	$582	$22,106	$487

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$6,401	$78	$8,260	$80
Total Commercial	6,401	78	8,260	80
Consumer
Residential Mortgage	31,374	796	31,915	749
Home Equity	1,149	28	952	27
Automobile	5,737	319	5,235	327
Other [1]	1,082	77	471	30
Total Consumer	39,342	1,220	38,573	1,133
Total Impaired Loans with an Allowance Recorded	$45,743	$1,298	$46,833	$1,213

Impaired Loans:
Commercial	$26,932	$660	$30,359	$567
Consumer	39,342	1,220	38,580	1,133
Total Impaired Loans	$66,274	$1,880	$68,939	$1,700

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2015 and 2014, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2015 and 2014, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $66.3 million and $60.2 million as of September 30, 2015 and December 31, 2014, respectively.  There were no commitments to lend additional funds on loans modified in a TDR as of September 30, 2015 and December 31, 2014.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loan modifications usually involve extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2015 and 2014.

	Loans Modified as a TDR for the Three Months Ended September 30, 2015			Loans Modified as a TDR for the Three Months Ended September 30, 2014
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	13	$6,551	$—	4	$1,203	$155
Total Commercial	13	6,551	—	4	1,203	155
Consumer
Residential Mortgage	2	749	—	6	1,581	56
Home Equity	1	168	2	—	—	—
Automobile	47	1,172	22	35	774	10
Other [2]	50	344	9	35	255	8
Total Consumer	100	2,433	33	76	2,610	74
Total	113	$8,984	$33	80	$3,813	$229

	Loans Modified as a TDR for the Nine Months Ended September 30, 2015			Loans Modified as a TDR for the Nine Months Ended September 30, 2014
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	27	$8,438	$4	16	$5,416	$156
Commercial Mortgage	2	1,179	—	1	332	—
Total Commercial	29	9,617	4	17	5,748	156
Consumer
Residential Mortgage	12	4,211	84	15	4,886	183
Home Equity	3	370	4	2	158	3
Automobile	119	2,723	51	112	2,213	29
Other [2]	102	702	20	53	414	13
Total Consumer	236	8,006	159	182	7,671	228
Total	265	$17,623	$163	199	$13,419	$384

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2015 and 2014, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$22
Total Commercial	—	—	1	22

Consumer
Residential Mortgage	2	1,069	—	—
Automobile	3	52	5	64
Other [2]	10	56	1	16
Total Consumer	15	1,177	6	80
Total	15	$1,177	7	$102

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$4,341	3	$723
Total Commercial	1	4,341	3	723

Consumer
Residential Mortgage	3	1,374	2	509
Automobile	6	108	7	110
Other [2]	19	98	3	27
Total Consumer	28	1,580	12	646
Total	29	$5,921	15	$1,369

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $7.0 million as of September 30, 2015.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of September 30, 2015 and $2.9 billion as of December 31, 2014.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 to the Consolidated Financial Statements for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings;

and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$2,188	$2,960	$2,604	$3,826
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	(145)	(251)	(816)
Due to Payoffs	(116)	(72)	(281)	(267)
Total Changes in Fair Value of Mortgage Servicing Rights	(116)	(217)	(532)	(1,083)
Balance at End of Period	$2,072	$2,743	$2,072	$2,743

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and nine months ended September 30, 2015 and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$21,238	$23,437	$22,091	$24,297
Servicing Rights that Resulted From Asset Transfers	645	100	1,330	664
Amortization	(633)	(742)	(2,228)	(2,094)
Valuation Allowance Provision	(21)	21	36	(51)
Balance at End of Period	$21,229	$22,816	$21,229	$22,816

Valuation Allowance:
Balance at Beginning of Period	$—	$(72)	$(57)	$—
Valuation Allowance Provision	(21)	21	36	(51)
Balance at End of Period	$(21)	$(51)	$(21)	$(51)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,205	$25,848	$22,837	$30,100
End of Period	$24,419	$24,336	$24,419	$24,336

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Weighted-Average Constant Prepayment Rate [1]	10.01%	11.62%
Weighted-Average Life (in years)	6.98	6.28
Weighted-Average Note Rate	4.23%	4.28%
Weighted-Average Discount Rate [2]	9.71%	10.61%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2015 and December 31, 2014 is presented in the following table.

(dollars in thousands)	September 30, 2015	December 31, 2014
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(285)	$(265)
Decrease in fair value from 50 bps adverse change	(565)	(524)
Discount Rate
Decrease in fair value from 25 bps adverse change	(284)	(250)
Decrease in fair value from 50 bps adverse change	(562)	(495)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method will be recognized using the proportional amortization method. As of September 30, 2015, there are no investments accounted for under the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $70.7 million and $68.5 million as of September 30, 2015 and December 31, 2014, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$6,954
2016	20,668
2017	1,148
2018	15
2019	75
Thereafter	67
Total Unfunded Commitments	$28,927

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Effective Yield Method
Tax credits and other tax benefits recognized	$3,353	$2,646	$10,095	$7,956
Amortization Expense in Provision for Income Taxes	1,922	1,402	5,813	4,162

There were no sales or impairment losses of LIHTC investments for the nine months ended September 30, 2015 and 2014.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $15.6 million and $16.2 million as of September 30, 2015 and December 31, 2014, respectively. See Note 11 to the Consolidated Financial Statements for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2015, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$195,799	$110,446	$306,245
Debt Securities Issued by States and Political Subdivisions	2,147	52,001	100	—	54,248
Mortgage-Backed Securities:
Residential - Government Agencies	2,828	43,089	18,379	108,038	172,334
Residential - U.S. Government-Sponsored Enterprises	—	6,973	10,822	81,516	99,311
Total	$4,975	$102,063	$225,100	$300,000	$632,138

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2015 and December 31, 2014. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
September 30, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$305	$—	$305	$305	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	15,907	—	15,907	305	—	15,602

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	57,138	—	57,138	—	57,138	—
	$632,138	$—	$632,138	$—	$632,138	$—

December 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$28	$—	$28	$28	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,268	—	16,268	28	—	16,240

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	88,601	—	88,601	—	88,601	—
	$688,601	$—	$688,601	$—	$688,601	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $0.7 billion as of September 30, 2015 and December 31, 2014. For repurchase agreements with government entities, the investment securities pledged to each government entity collectively secure both deposits as well as repurchase agreements. The Company had government entity deposits totaling $1.2 billion and $1.3 billion as of September 30, 2015 and December 31, 2014, respectively. The investment securities pledged as of September 30, 2015 and December 31, 2014 had a fair value of $1.9 billion and $2.1 billion, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$10,613	$4,185	$6,428
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(189)	(74)	$(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,217	479	738
Net Unrealized Gains (Losses) on Investment Securities	11,641	4,590	7,051
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	443	175	268
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	362	143	219
Other Comprehensive Income (Loss)	$12,003	$4,733	$7,270

Three Months Ended September 30, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$825	$325	$500
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(160)	(63)	(97)
Net Unrealized Gains (Losses) on Investment Securities	665	262	403
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	339	133	206
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	258	101	157
Other Comprehensive Income (Loss)	$923	$363	$560

Nine Months Ended September 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$6,307	$2,489	$3,818
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(189)	(74)	(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,702	670	1,032
Net Unrealized Gains (Losses) on Investment Securities	7,820	3,085	4,735
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,330	524	806
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	1,088	429	659
Other Comprehensive Income (Loss)	$8,908	$3,514	$5,394

Nine Months Ended September 30, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$26,143	$10,313	$15,830
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(64)	(25)	$(39)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(825)	(325)	(500)
Net Unrealized Gains (Losses) on Investment Securities	25,254	9,963	15,291
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,016	400	616
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	774	305	469
Other Comprehensive Income (Loss)	$26,028	$10,268	$15,760

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2015
Balance at Beginning of Period	$13,374	$(8,261)	$(33,675)	$(28,562)
Other Comprehensive Income (Loss) Before Reclassifications	6,428	—	—	6,428
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	738	219	842
Total Other Comprehensive Income (Loss)	6,313	738	219	7,270
Balance at End of Period	$19,687	$(7,523)	$(33,456)	$(21,292)

Three Months Ended September 30, 2014
Balance at Beginning of Period	$13,991	$(8,532)	$(22,082)	$(16,623)
Other Comprehensive Income (Loss) Before Reclassifications	500	—	—	500
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(97)	157	60
Total Other Comprehensive Income (Loss)	500	(97)	157	560
Balance at End of Period	$14,491	$(8,629)	$(21,925)	$(16,063)

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	3,818	—	—	3,818
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	1,032	659	1,576
Total Other Comprehensive Income (Loss)	3,703	1,032	659	5,394
Balance at End of Period	$19,687	$(7,523)	$(33,456)	$(21,292)

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income (Loss) Before Reclassifications	15,830	—	—	15,830
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(39)	(500)	469	(70)
Total Other Comprehensive Income (Loss)	15,791	(500)	469	15,760
Balance at End of Period	$14,491	$(8,629)	$(21,925)	$(16,063)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,217)	$160	Interest Income
	479	(63)	Provision for Income Tax
	(738)	97	Net of Tax
Sale of Investment Securities Available-for-Sale	189	—	Investment Securities Gains, Net
	(74)	—	Provision for Income Tax
	115	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(443)	(339)
	(362)	(258)	Total Before Tax
	143	101	Provision for Income Tax
	(219)	(157)	Net of Tax

Total Reclassifications for the Period	$(842)	$(60)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,702)	$825	Interest Income
	670	(325)	Provision for Income Tax
	(1,032)	500	Net of Tax
Sale of Investment Securities Available-for-Sale	189	64	Investment Securities Gains, Net
	(74)	(25)	Provision for Income Tax
	115	39	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	242	242
Net Actuarial Losses [2]	(1,330)	(1,016)
	(1,088)	(774)	Total Before Tax
	429	305	Provision for Income Tax
	(659)	(469)	Net of Tax

Total Reclassifications for the Period	$(1,576)	$70	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator for Basic Earnings Per Share	43,181,233	43,859,396	43,290,137	44,034,047
Dilutive Effect of Equity Based Awards	246,497	229,157	224,761	215,986
Denominator for Diluted Earnings Per Share	43,427,730	44,088,553	43,514,898	44,250,033

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	4,546	—

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 72 branch locations and 455 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2015 and 2014 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2015
Net Interest Income	$51,732	$37,133	$4,517	$4,509	$97,891
Provision for Credit Losses	2,209	(226)	(20)	(1,963)	—
Net Interest Income After Provision for Credit Losses	49,523	37,359	4,537	6,472	97,891
Noninterest Income	21,206	4,777	14,363	2,875	43,221
Noninterest Expense	(49,963)	(25,482)	(14,031)	(2,412)	(91,888)
Income Before Provision for Income Taxes	20,766	16,654	4,869	6,935	49,224
Provision for Income Taxes	(7,352)	(5,586)	(1,802)	(208)	(14,948)
Net Income	$13,414	$11,068	$3,067	$6,727	$34,276
Total Assets as of September 30, 2015	$4,578,333	$3,102,549	$232,641	$7,250,600	$15,164,123

Three Months Ended September 30, 2014
Net Interest Income	$45,432	$31,780	$3,864	$14,303	$95,379
Provision for Credit Losses	1,853	(834)	(9)	(3,675)	(2,665)
Net Interest Income After Provision for Credit Losses	43,579	32,614	3,873	17,978	98,044
Noninterest Income	20,132	5,818	14,467	4,533	44,950
Noninterest Expense	(48,569)	(16,410)	(13,616)	(2,435)	(81,030)
Income Before Provision for Income Taxes	15,142	22,022	4,724	20,076	61,964
Provision for Income Taxes	(5,498)	(7,599)	(1,751)	(5,347)	(20,195)
Net Income	$9,644	$14,423	$2,973	$14,729	$41,769
Total Assets as of September 30, 2014	$3,896,841	$2,680,761	$192,739	$7,739,825	$14,510,166

Nine Months Ended September 30, 2015
Net Interest Income	$150,631	$107,292	$13,153	$21,367	$292,443
Provision for Credit Losses	5,660	(956)	(36)	(4,668)	—
Net Interest Income After Provision for Credit Losses	144,971	108,248	13,189	26,035	292,443
Noninterest Income	61,123	16,125	44,770	19,435	141,453
Noninterest Expense	(149,461)	(59,786)	(43,193)	(9,937)	(262,377)
Income Before Provision for Income Taxes	56,633	64,587	14,766	35,533	171,519
Provision for Income Taxes	(20,097)	(22,449)	(5,463)	(5,638)	(53,647)
Net Income	$36,536	$42,138	$9,303	$29,895	$117,872
Total Assets as of September 30, 2015	$4,578,333	$3,102,549	$232,641	$7,250,600	$15,164,123

Nine Months Ended September 30, 2014
Net Interest Income	$130,971	$86,934	$11,098	$54,021	$283,024
Provision for Credit Losses	2,895	(2,164)	(303)	(5,292)	(4,864)
Net Interest Income After Provision for Credit Losses	128,076	89,098	11,401	59,313	287,888
Noninterest Income	59,473	17,617	43,228	13,881	134,199
Noninterest Expense	(146,581)	(49,834)	(41,379)	(7,865)	(245,659)
Income Before Provision for Income Taxes	40,968	56,881	13,250	65,329	176,428
Provision for Income Taxes	(15,248)	(19,343)	(4,912)	(15,074)	(54,577)
Net Income	$25,720	$37,538	$8,338	$50,255	$121,851
Total Assets as of September 30, 2014	$3,896,841	$2,680,761	$192,739	$7,739,825	$14,510,166

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2015 and 2014.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014
Three Months Ended September 30,
Service Cost	$—	$—	$182	$157
Interest Cost	1,186	1,242	74	348
Expected Return on Plan Assets	(1,304)	(1,275)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	443	352	—	(13)
Net Periodic Benefit Cost	$325	$319	$175	$411

Nine Months Ended September 30,
Service Cost	$—	$—	$546	$471
Interest Cost	3,559	3,727	722	1,043
Expected Return on Plan Assets	(3,913)	(3,825)	—	—
Amortization of:
Prior Service Credit	—	—	(242)	(242)
Net Actuarial Losses (Gains)	1,330	1,055	—	(39)
Net Periodic Benefit Cost	$976	$957	$1,026	$1,233

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2015, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.3 million and $1.1 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2015.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$7,920	$437	$2,354	$152
Forward Commitments	6,806	(13)	5,404	(13)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	202,818	15,567	183,283	16,206
Pay Fixed/Receive Variable Swaps	202,818	(15,602)	183,283	(16,240)
Foreign Exchange Contracts	41,880	160	44,240	(345)

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2015 and December 31, 2014:

Derivative Financial Instruments	September 30, 2015		December 31, 2014
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$437	$—	$152	$—
Forward Commitments	—	13	—	13
Interest Rate Swap Agreements	16,177	16,212	16,262	16,296
Foreign Exchange Contracts	186	26	101	446
Total	$16,800	$16,251	$16,515	$16,755

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains and losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2015	2014	2015	2014
Interest Rate Lock Commitments	Mortgage Banking	$755	$363	$2,165	$2,244
Forward Commitments	Mortgage Banking	(210)	3	(63)	(483)
Interest Rate Swap Agreements	Other Noninterest Income	429	12	836	126
Foreign Exchange Contracts	Other Noninterest Income	788	756	2,134	2,199
Conversion Rate Swap Agreement	Investment Securities Gains, Net	—	(123)	—	(123)
Total		$1,762	$1,011	$5,072	$3,963

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

As of September 30, 2015 and December 31, 2014, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of September 30, 2015, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  This conversion rate swap agreement is usually valued at zero (i.e., no contingent liability recorded) as a drop in the conversion ratio is deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio. As a result, the Company recorded a $0.1 million liability in September 2014 which represented the amount paid to the buyer in October 2014.  As of September 30, 2015, the conversion rate swap agreement was valued at zero as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 to the Consolidated Financial Statements for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Unfunded Commitments to Extend Credit	$2,477,839	$2,388,432
Standby Letters of Credit	43,952	48,157
Commercial Letters of Credit	17,669	14,130
Total Credit Commitments	$2,539,460	$2,450,719

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2015, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the nine months ended September 30, 2015, there were three residential mortgage loans repurchased with an aggregate unpaid principal balance of $0.9 million as a result of the representation and warranty provisions contained in these contracts. Two of these loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of September 30, 2015, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2015, there were no loans repurchased related to loan servicing activities. As of September 30, 2015, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2015, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2015, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of September 30, 2015 and December 31, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreement represents the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales dates. As of September 30, 2015 and December 31, 2014, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 11 to the Consolidated Financial Statements for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$60,706	$307,951	$—	$368,657
Debt Securities Issued by States and Political Subdivisions	—	737,210	—	737,210
Debt Securities Issued by Corporations	—	310,561	—	310,561
Mortgage-Backed Securities:
Residential - Government Agencies	—	348,469	—	348,469
Residential - U.S. Government-Sponsored Enterprises	—	412,261	—	412,261
Commercial - Government Agencies	—	102,564	—	102,564
Total Mortgage-Backed Securities	—	863,294	—	863,294
Total Investment Securities Available-for-Sale	60,706	2,219,016	—	2,279,722
Loans Held for Sale	—	3,222	—	3,222
Mortgage Servicing Rights	—	—	2,072	2,072
Other Assets	19,548	—	—	19,548
Derivatives [1]	—	186	16,614	16,800
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2015	$80,254	$2,222,424	$18,686	$2,321,364

Liabilities:
Derivatives [1]	$—	$39	$16,212	$16,251
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015	$—	$39	$16,212	$16,251

December 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,271	$269,987	$—	$331,258
Debt Securities Issued by States and Political Subdivisions	—	743,970	—	743,970
Debt Securities Issued by Corporations	—	294,833	—	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	—	462,436	—	462,436
Residential - U.S. Government-Sponsored Enterprises	—	278,461	—	278,461
Commercial - Government Agencies	—	178,232	—	178,232
Total Mortgage-Backed Securities	—	919,129	—	919,129
Total Investment Securities Available-for-Sale	61,271	2,227,919	—	2,289,190
Loans Held for Sale	—	5,136	—	5,136
Mortgage Servicing Rights	—	—	2,604	2,604
Other Assets	18,794	—	—	18,794
Derivatives [1]	—	101	16,414	16,515
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2014	$80,065	$2,233,156	$19,018	$2,332,239

Liabilities:
Derivatives [1]	$—	$459	$16,296	$16,755
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014	$—	$459	$16,296	$16,755

[1]	The fair value of each class of derivatives is shown in Note 11 to the Consolidated Financial Statements.

For the three and nine months ended September 30, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2015
Balance as of July 1, 2015	$2,188	$370
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(116)	752
Transfers to Loans Held for Sale	—	(720)
Balance as of September 30, 2015	$2,072	$402
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2015	$—	$402

Three Months Ended September 30, 2014
Balance as of July 1, 2014	$2,960	$107
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(217)	369
Transfers to Loans Held for Sale	—	(408)
Balance as of September 30, 2014	$2,743	$68
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2014	$(145)	$68

Nine Months Ended September 30, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(532)	2,164
Transfers to Loans Held for Sale	—	(1,880)
Balance as of September 30, 2015	$2,072	$402
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2015	$(251)	$402

Nine Months Ended September 30, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,083)	2,363
Transfers to Loans Held for Sale	—	(2,674)
Balance as of September 30, 2014	$2,743	$68
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2014	$(816)	$68

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	10.01%	11.62%	$26,491	$25,441
		Discount Rate [2]	9.71%	10.61%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.32%	93.85%	$437	$152
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.21%	0.21%	$(35)	$(34)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,229	$21
Foreclosed Real Estate	Level 3	1,392	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

December 31, 2014
Mortgage Servicing Rights - amortization method	Level 3	$22,091	$57
Foreclosed Real Estate	Level 3	2,311	89

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The December 31, 2014 valuation allowance for the Company's foreclosed real estate related to one commercial property. This property was sold in the third quarter of 2015. The Company's equipment held for sale represents six aircraft that were previously on lease agreements. An impairment charge of $9.5 million (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2015 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the six aircraft, the carrying value is deemed a Level 3 measurement. For segment reporting (see Note 9 to the Consolidated Financial Statements), the carrying value is included in the Commercial Banking segment. As appraisals on foreclosed real estate and equipment held for sale are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of September 30, 2015 and December 31, 2014.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2015
Loans Held for Sale	$3,222	$3,009	$213

December 31, 2014
Loans Held for Sale	$5,136	$4,740	$396
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2015 and 2014, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,121,768	$4,181,613	$504,344	$3,677,269	$—
Loans [1]	7,354,296	7,837,382	—	—	7,837,382

Financial Instruments - Liabilities
Time Deposits	1,186,245	1,190,119	—	1,190,119	—
Securities Sold Under Agreements to Repurchase	632,138	700,916	—	700,916	—
Other Debt [2]	259,938	262,061	—	262,061	—

December 31, 2014
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,466,679	$4,504,495	$499,616	$4,004,879	$—
Loans [1]	6,542,719	7,048,757	—	—	7,048,757

Financial Instruments - Liabilities
Time Deposits	1,434,001	1,437,064	—	1,437,064	—
Securities Sold Under Agreements to Repurchase	688,601	758,781	—	758,781	—
Other Debt [2]	163,005	163,911	—	163,911	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the third quarter of 2015 led by an active construction industry, stable tourism, low unemployment, and a strong real estate market.  For the first eight months of 2015, total visitor arrivals increased 4.1% while total visitor spending increased 3.1% compared to the same period in 2014. The statewide seasonally-adjusted unemployment rate was at 3.4% in September 2015 compared to 5.1% nationally. For the first nine months of 2015, the volume of single-family home sales on Oahu increased 4.9%, while the volume of condominium sales on Oahu increased 5.1% compared with the same period in 2014.  The median price of single-family home sales and condominium sales on Oahu increased 4.0% and 1.4%, respectively, for the first nine months of 2015 compared to the same period in 2014. As of

September 30, 2015, months of inventory of single-family homes and condominiums on Oahu remained low at 3.2 months and 3.5 months, respectively.

Earnings Summary

Net income for the third quarter of 2015 was $34.3 million, a decrease of $7.5 million or 18% compared to the same period in 2014.  Diluted earnings per share was $0.79 for the third quarter of 2015, a decrease of $0.16 or 17% compared to the same period in 2014. The Company has made a strategic decision to dispose of all of its remaining aircraft leases, which we substantially entered into in the 1990s, and accordingly, has recorded a $6.5 million after tax ($10.5 million pre-tax) impairment charge in the third quarter of 2015.

Our lower earnings for the third quarter of 2015 were primarily due to the following:

•
Other noninterest expense for the third quarter of 2015 was $24.8 million, an increase of $10.3 million or 72% compared to the same period in 2014. This increase was primarily due to a $9.5 million impairment charge on six aircraft which were previously on lease agreements (an additional $1.0 million was due to the expected loss on the pending sale of an aircraft lease and recorded in other noninterest income, see below). As we intend to sell these aircraft, the impairment charge reduced the carrying value of these aircraft to estimated fair value less cost to sell.

•
We recorded no provision for credit losses in the third quarter of 2015 compared to a $2.7 million negative provision recorded in the same period in 2014. The negative provision was primarily due to the reduction in the specific reserve related to one commercial client.

•
Net gains on sales of investment securities totaled less than $0.1 million in the third quarter of 2015 compared to $1.9 million during the same period in 2014. The net gain in the third quarter of 2014 was due to a $1.9 million gain on the sale of 23,000 Visa Class B shares. In the first quarter of 2015, we recorded a $10.1 million gain on the sale of 95,000 Visa Class B shares. The sale of Visa Class B shares was larger in the first quarter of 2015 due to our new counterparty's minimum transaction requirement. Due to the large first quarter sale, we did not sell additional Visa Class B shares during the second and third quarters, nor do we anticipate further sales of Visa Class B shares for the remainder of 2015. The Company received these Class B shares in 2008 as part of Visa's initial public offering and they are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares. We also contributed to the Bank of Hawaii Foundation 4,500 and 5,700 Visa Class B shares during the third quarters of 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

•
Salaries and benefits expense for the third quarter of 2015 was $46.6 million, an increase of $1.0 million or 2% compared to the same period in 2014. Commission expense increased by $0.4 million primarily due to an increase in both loan origination and refinance activity. In addition, share-based compensation and medical expense increased by $0.4 million and $0.3 million, respectively.

•
Other noninterest income for the third quarter of 2015 was $2.7 million, a decrease of $0.6 million or 18% compared to the same period in 2014. This decrease was primarily due to a $1.0 million expected loss on the pending sale of an aircraft lease.

These items were partially offset by the following:

•
Provision for income taxes for the third quarter of 2015 was $14.9 million, a decrease of $5.2 million or 26% compared to the same period in 2014 primarily due to lower pretax income and a lower effective income tax rate primarily due to an increase in energy tax credit investments.

•
Net interest income for the third quarter of 2015 was $97.9 million, an increase of $2.5 million or 3% compared to the same period in 2014.  The increase was primarily due to higher loan volume. Our net interest margin was 2.77% in the third quarter of 2015, a decrease of 8 basis points compared to the same period in 2014. The decrease was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

•
Net occupancy expense for the third quarter of 2015 was $7.4 million, a decrease of $1.9 million or 21% compared to the same period in 2014 primarily due to a $1.7 million gain on the sale of two real estate properties in Guam.

Net income for the first nine months of 2015 was $117.9 million, a decrease of $4.0 million or 3% compared to the same period in 2014.  Diluted earnings per share was $2.71 for the first nine months of 2015, a decrease of $0.04 or 1% compared to the same period in 2014.

Our lower earnings for the first nine months of 2015 were primarily due to the following:

•
Other noninterest expense for the first nine months of 2015 was $53.6 million, an increase of $10.9 million or 26% compared to the same period in 2014. This increase was primarily due to the aforementioned $9.5 million impairment charge on six aircraft which were previously on lease agreements. In addition, amortization expense related to our solar energy partnership investments increased by $0.7 million and credit card expense increased by $0.6 million. These increases were partially offset by a $0.6 million decrease in our debit card mileage program travel expense.

•
Salaries and benefits expense for the first nine months of 2015 was $144.0 million, an increase of $6.5 million or 5% compared to the same period in 2014 due in part to a $2.2 million increase in separation expense. Commission expense increased by $1.7 million primarily due to an increase in both loan origination and refinance activity. In addition, share-based compensation and incentive compensation increased by $1.2 million and $0.9 million, respectively.

•
We recorded no provision for credit losses for the first nine months of 2015 compared to a $4.9 million negative provision recorded in the same period in 2014. The negative provision in 2014 was primarily due to several large commercial loan recoveries during the first nine months of 2014, combined with the aforementioned reduction in the specific reserve related to one commercial client during the third quarter of 2014.

These items were partially offset by the following:

•
Net interest income for the first nine months of 2015 was $292.4 million, an increase of $9.4 million or 3% compared to the same period in 2014.  The increase was primarily due to higher loan volume. Our net interest margin was 2.79% for the first nine months of 2015, a decrease of 7 basis points compared to the same period in 2014. The decrease was primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.

•
Net gains on sales of investment securities totaled $10.3 million for the first nine months of 2015 compared to $6.1 million during the same period in 2014. This increase was primarily due to the aforementioned $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. During the first nine months of 2014, we recorded a $5.8 million gain on the sale of 68,500 Visa Class B shares. We also contributed to the Bank of Hawaii Foundation 13,800 and 16,900 Visa Class B shares during the first nine months of 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

•
Mortgage banking income for the first nine months of 2015 was $8.5 million, an increase of $3.0 million or 55% compared to the same period in 2014. This increase was primarily due to our decision to sell conforming saleable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans.

•
Net occupancy expense for the first nine months of 2015 was $25.3 million, a decrease of $2.7 million or 10% compared to the same period in 2014 primarily due to the aforementioned $1.7 million gain on the sale of two real estate properties in Guam. In addition, electricity rates were down due in part to lower oil prices.

•
Other noninterest income for the first nine months of 2015 was $10.1 million, an increase of $0.5 million or 6% compared to the same period in 2014. This increase was primarily due to an additional $0.8 million in fees related to our customer interest rate swap derivative program and a $0.5 million referral fee received in the second quarter of 2015 related to the transition of various services provided to some institutional 401k plans. In addition, we recorded $0.5 million in fee revenue from our Managed Account Portfolio Solutions platform, our new investment advisory services product launched in September 2014. These increases were partially offset by the aforementioned $1.0 million expected loss on the pending sale of an aircraft lease.

We maintained a strong balance sheet during the third quarter of 2015, with adequate reserves for credit losses, and high levels of liquidity and capital.

•
Total loans and leases were $7.7 billion as of September 30, 2015, an increase of $792.2 million or 11% from December 31, 2014 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $104.0 million as of September 30, 2015, a decrease of $4.7 million or 4% from December 31, 2014.  The Allowance represents 1.35% of total loans and leases outstanding as of September 30, 2015 and 1.58% of total loans and leases outstanding as of December 31, 2014. The decrease was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of September 30, 2015, the total carrying value of our investment securities portfolio was $6.4 billion, a decrease of $354.4 million or 5% compared to December 31, 2014. During the first nine months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Fannie Mae and Freddie Mac mortgage-backed securities, and to a lesser extent Small Business Administration securities.

•	Total deposits were $12.9 billion as of September 30, 2015, an increase of $303.9 million or 2% from December 31, 2014 primarily due to higher commercial and consumer core deposits.

•
Total shareholders’ equity was $1.1 billion as of September 30, 2015, an increase of $43.3 million or 4% from December 31, 2014.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2015, we repurchased 628,119 shares of our common stock at a total cost of $38.9 million under our share repurchase program and from shares purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan. We also paid cash dividends of $58.9 million during the first nine months of 2015.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
For the Period:
Operating Results
Net Interest Income	$97,891	$95,379	$292,443	$283,024
Provision for Credit Losses	—	(2,665)	—	(4,864)
Total Noninterest Income	43,221	44,950	141,453	134,199
Total Noninterest Expense	91,888	81,030	262,377	245,659
Net Income	34,276	41,769	117,871	121,851
Basic Earnings Per Share	0.79	0.95	2.72	2.77
Diluted Earnings Per Share	0.79	0.95	2.71	2.75
Dividends Declared Per Share	0.45	0.45	1.35	1.35

Performance Ratios
Return on Average Assets	0.89%	1.15%	1.05%	1.15%
Return on Average Shareholders’ Equity	12.45	15.57	14.62	15.53
Efficiency Ratio [1]	65.12	57.74	60.47	58.88
Net Interest Margin [2]	2.77	2.85	2.79	2.86
Dividend Payout Ratio [3]	56.96	47.37	49.63	48.74
Average Shareholders’ Equity to Average Assets	7.18	7.41	7.15	7.38

Average Balances
Average Loans and Leases	$7,545,985	$6,488,780	$7,301,656	$6,290,548
Average Assets	15,220,660	14,372,375	15,069,405	14,221,143
Average Deposits	13,008,890	12,200,654	12,887,019	12,016,485
Average Shareholders’ Equity	1,092,592	1,064,589	1,077,828	1,048,924

Market Price Per Share of Common Stock
Closing	$63.49	$56.81	$63.49	$56.81
High	69.00	60.75	69.00	61.73
Low	58.53	55.55	53.90	53.45

	September 30, 2015	December 31, 2014
As of Period End:
Balance Sheet Totals
Loans and Leases	$7,689,772	$6,897,589
Total Assets	15,164,123	14,787,208
Total Deposits	12,936,962	12,633,089
Other Debt	270,801	173,912
Total Shareholders’ Equity	1,098,354	1,055,086

Asset Quality
Non-Performing Assets	29,545	30,082
Allowance for Loan and Lease Losses	$104,038	$108,688
Allowance to Loans and Leases Outstanding	1.35%	1.58%

Capital Ratios
Common Equity Tier 1 Capital Ratio [4]	14.11%	n/a
Tier 1 Capital Ratio [4]	14.11	14.69%
Total Capital Ratio [4]	15.37	15.94
Tier 1 Leverage Ratio [4]	7.18	7.13
Total Shareholders’ Equity to Total Assets	7.24	7.14
Tangible Common Equity to Tangible Assets [5]	7.05	6.94
Tangible Common Equity to Risk-Weighted Assets [4,5]	13.78	14.46

Non-Financial Data
Full-Time Equivalent Employees	2,154	2,161
Branches	72	74
ATMs	455	459

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	September 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2015	December 31, 2014
Total Shareholders’ Equity	$1,098,354	$1,055,086
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,066,837	$1,023,569

Total Assets	$15,164,123	$14,787,208
Less: Goodwill	31,517	31,517
Tangible Assets	$15,132,606	$14,755,691
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$7,740,028	$7,077,035

Total Shareholders’ Equity to Total Assets	7.24%	7.14%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.05%	6.94%

Tier 1 Capital Ratio [1]	14.11%	14.69%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	13.78%	14.46%
1 September 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014			September 30, 2015			September 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.4	$—	0.22%	$4.1	$—	0.24%	$3.3	$—	0.27%	$4.6	$—	0.20%
Funds Sold	508.2	0.3	0.22	326.2	0.2	0.21	488.8	0.8	0.22	301.9	0.5	0.21
Investment Securities
Available-for-Sale
Taxable	1,524.4	6.5	1.69	1,508.0	6.6	1.75	1,547.8	19.5	1.68	1,527.2	20.7	1.81
Non-Taxable	719.4	5.8	3.19	704.0	5.7	3.22	722.8	17.2	3.18	694.4	16.9	3.24
Held-to-Maturity
Taxable	3,953.3	19.1	1.93	4,390.2	24.4	2.23	4,032.8	63.2	2.09	4,465.2	76.0	2.27
Non-Taxable	247.3	2.4	3.93	250.9	2.5	3.95	248.2	7.3	3.93	251.7	7.5	3.96
Total Investment Securities	6,444.4	33.8	2.09	6,853.1	39.2	2.29	6,551.6	107.2	2.18	6,938.5	121.1	2.33
Loans Held for Sale	13.4	0.1	3.82	2.0	—	4.03	9.2	0.3	3.72	3.3	0.1	4.43
Loans and Leases [1]
Commercial and Industrial	1,166.7	9.3	3.15	980.8	8.9	3.61	1,151.3	27.2	3.16	951.8	24.8	3.48
Commercial Mortgage	1,568.2	15.0	3.79	1,350.6	13.3	3.89	1,506.3	43.0	3.82	1,301.3	38.6	3.97
Construction	124.5	1.5	4.93	126.2	1.3	4.20	118.2	4.2	4.75	109.0	3.6	4.35
Commercial Lease Financing	216.2	1.9	3.50	235.1	2.0	3.33	222.4	5.8	3.46	240.6	5.1	2.81
Residential Mortgage	2,832.4	28.8	4.07	2,396.7	25.3	4.22	2,734.0	84.6	4.13	2,336.1	75.1	4.29
Home Equity	961.3	8.6	3.58	823.3	8.1	3.92	915.8	24.9	3.63	803.8	23.7	3.94
Automobile	359.2	4.7	5.18	296.6	4.0	5.29	345.1	13.5	5.21	280.3	11.2	5.33
Other [2]	317.5	6.1	7.60	279.5	5.2	7.45	308.6	17.3	7.49	267.6	15.3	7.66
Total Loans and Leases	7,546.0	75.9	4.00	6,488.8	68.1	4.18	7,301.7	220.5	4.03	6,290.5	197.4	4.19
Other	37.5	0.3	3.33	71.4	0.3	1.69	51.6	0.9	2.39	74.1	0.9	1.63
Total Earning Assets [3]	14,552.9	110.4	3.02	13,745.6	107.8	3.13	14,406.2	329.7	3.05	13,612.9	320.0	3.14
Cash and Due From Banks	131.6			152.4			131.3			144.5
Other Assets	536.2			474.4			531.9			463.7
Total Assets	$15,220.7			$14,372.4			$15,069.4			$14,221.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,622.4	$0.2	0.03%	$2,417.4	$0.2	0.03%	$2,604.0	$0.6	0.03%	$2,367.8	$0.5	0.03%
Savings	5,067.8	1.1	0.09	4,591.4	1.0	0.09	5,011.2	3.3	0.09	4,549.4	2.9	0.09
Time	1,201.3	1.1	0.36	1,440.1	1.2	0.34	1,278.1	3.3	0.35	1,440.1	3.7	0.35
Total Interest-Bearing Deposits	8,891.5	2.4	0.11	8,448.9	2.4	0.11	8,893.3	7.2	0.11	8,357.3	7.1	0.11
Short-Term Borrowings	8.5	—	0.14	9.3	—	0.14	8.5	—	0.14	9.5	—	0.14
Securities Sold Under Agreements to Repurchase	643.3	6.3	3.84	715.6	6.5	3.57	664.4	19.1	3.79	766.4	19.4	3.34
Other Debt	223.2	0.8	1.34	173.8	0.6	1.44	190.5	2.0	1.39	174.6	1.9	1.45
Total Interest-Bearing Liabilities	9,766.5	9.5	0.38	9,347.6	9.5	0.40	9,756.7	28.3	0.38	9,307.8	28.4	0.40
Net Interest Income		$100.9			$98.3			$301.4			$291.6
Interest Rate Spread			2.64%			2.73%			2.67%			2.74%
Net Interest Margin			2.77%			2.85%			2.79%			2.86%
Noninterest-Bearing Demand Deposits	4,117.4			3,751.8			3,993.7			3,659.2
Other Liabilities	244.2			208.4			241.2			205.2
Shareholders’ Equity	1,092.6			1,064.6			1,077.8			1,048.9
Total Liabilities and Shareholders’ Equity	$15,220.7			$14,372.4			$15,069.4			$14,221.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.0 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $8.9 million and $8.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2015
	Compared to September 30, 2014
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.3	$—	$0.3
Investment Securities
Available-for-Sale
Taxable	0.3	(1.5)	(1.2)
Non-Taxable	0.7	(0.4)	0.3
Held-to-Maturity
Taxable	(7.0)	(5.8)	(12.8)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	(6.1)	(7.8)	(13.9)
Loans Held for Sale	0.2	—	0.2
Loans and Leases
Commercial and Industrial	4.9	(2.5)	2.4
Commercial Mortgage	5.9	(1.5)	4.4
Construction	0.3	0.3	0.6
Commercial Lease Financing	(0.4)	1.1	0.7
Residential Mortgage	12.4	(2.9)	9.5
Home Equity	3.1	(1.9)	1.2
Automobile	2.5	(0.2)	2.3
Other [2]	2.3	(0.3)	2.0
Total Loans and Leases	31.0	(7.9)	23.1
Other	(0.3)	0.3	—
Total Change in Interest Income	25.1	(15.4)	9.7

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1
Savings	0.3	0.1	0.4
Time	(0.4)	—	(0.4)
Total Interest-Bearing Deposits	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	(2.8)	2.5	(0.3)
Other Debt	0.2	(0.1)	0.1
Total Change in Interest Expense	(2.6)	2.5	(0.1)

Change in Net Interest Income	$27.7	$(17.9)	$9.8

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $97.9 million in the third quarter of 2015, an increase of $2.5 million or 3% compared to the same period in 2014. On a taxable-equivalent basis, net interest income was $100.9 million in the third quarter of 2015, an increase of $2.6 million or 3% compared to the same period in 2014. Net interest income was $292.4 million for the first nine months of 2015, an increase of $9.4 million or 3% compared to the same period in 2014. On a taxable-equivalent basis, net interest income was $301.4 million for the first nine months of 2015, an increase of $9.8 million or 3% compared to the same period in 2014. The net interest income increase was primarily due to growth in both our commercial and consumer lending portfolios. Net interest margin was 2.77% for the third quarter of 2015, a decrease of eight basis points compared to the same period in 2014. Net interest margin was 2.79% for the first nine months of 2015, a decrease of seven basis points compared to the same period in 2014. The lower margins in 2015 were primarily due to lower yields in our investment securities and loans, reflective of the current low interest rate environment.
Yields on our earning assets decreased by 11 basis points in the third quarter of 2015 and by nine basis points in the first nine months of 2015 compared to the same periods in 2014 primarily due to lower yields in our investment securities and loan portfolio. Yields on our investment securities portfolio decreased by 20 basis points in the third quarter of 2015 and by 15 basis points in the first nine months of 2015 compared to the same periods in 2014 primarily due to higher premium amortization and reinvestment into lower yielding securities due to the current low interest rate environment. Yields on our loans and leases decreased by 18 basis points in the third quarter of 2015 and by 16 basis points in the first nine months of 2015, with lower yields in nearly every loan category, compared to the same periods in 2014 as a result of the current low interest rate environment. Yields on our commercial and industrial portfolio declined by 46 basis points in the third quarter of 2015 and by 32 basis points in the first nine months of 2015 compared to the same periods in 2014 primarily due in part to a large interest income recovery in the third quarter of 2014. Yields on our residential mortgage portfolio decreased by 15 basis points in the third quarter of 2015 and by 16 basis points in the first nine months of 2015 compared to the same periods in 2014 primarily due to continued payoff activity of higher-rate mortgage loans and the addition to our portfolio of lower-rate mortgage loans. Partially offsetting the lower yields on our earning assets in the third quarter and in the first nine months of 2015 compared to the same periods in 2014 were slightly lower funding cost. The lower funding costs in 2015 compared to 2014 were partially offset by the higher rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase increased by 27 basis points in the third quarter of 2015 and by 45 basis points in the first nine months of 2015 compared to the same periods in 2014 primarily due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $807.3 million or 6% in the third quarter of 2015 and by $793.3 million or 6% in the first nine months of 2015 compared to the same periods in 2014 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $1.1 billion in the third quarter of 2015 and by $1.0 billion in the first nine months of 2015 compared to the same periods in 2014 primarily due to higher average balances in our commercial and industrial, commercial mortgage, and residential mortgage portfolios. The average balance of our commercial and industrial loan portfolio increased by $185.9 million in the third quarter of 2015 and by $199.5 million in the first nine months of 2015 compared to the same periods in 2014 due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $217.6 million in the third quarter of 2015 and by $205.0 million in the first nine months of 2015 compared to the same periods in 2014 primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $435.7 million in the third quarter of 2015 and by $397.9 million in the first nine months of 2015 compared to the same periods in 2014 primarily due to an increase in loan origination and refinance activity, coupled with our decision to add more conforming saleable loans to our portfolio. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $408.7 million decrease in the average balance of our total investment securities portfolio in the third quarter of 2015 and a $386.9 million decrease in the first nine months of 2015 compared to the same periods in 2014 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $418.9 million or 4% in the third quarter of 2015 and by $448.9 million or 5% in the first nine months of 2015 compared to the same periods in 2014 primarily due to continued growth in our relationship checking and savings deposit products as well as growth in our business savings product, partially offset by decreases in our time deposits and repurchase agreements.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded no provision in the third quarter of 2015 compared to a negative provision of $2.7 million in the same period in 2014. The negative provision was primarily due to a reduction in a specific reserve related to one commercial client. We recorded no provision for the first nine months of 2015 compared to a $4.9 million negative provision recorded in the same period in 2014. The negative provision in 2014 was primarily due to several large commercial loan recoveries combined with the aforementioned reduction in the specific reserve related to one commercial client. Our decision to not record a Provision during the first nine months of 2015 was reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income decreased by $1.7 million or 4% in the third quarter of 2015 and increased by $7.3 million or 5% for the first nine months of 2015 compared to the same periods in 2014.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Trust and Asset Management	$11,907	$11,716	$191	$36,442	$35,573	$869
Mortgage Banking	3,291	1,646	1,645	8,453	5,455	2,998
Service Charges on Deposit Accounts	8,669	9,095	(426)	25,409	26,611	(1,202)
Fees, Exchange, and Other Service Charges	13,340	13,390	(50)	39,589	39,699	(110)
Investment Securities Gains, Net	24	1,858	(1,834)	10,341	6,097	4,244
Annuity and Insurance	1,721	2,348	(627)	5,650	6,401	(751)
Bank-Owned Life Insurance	1,609	1,644	(35)	5,431	4,765	666
Other Income	2,660	3,253	(593)	10,138	9,598	540
Total Noninterest Income	$43,221	$44,950	$(1,729)	$141,453	$134,199	$7,254

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.0 billion and $10.5 billion as of September 30, 2015 and 2014, respectively.  Trust and asset management income increased by $0.2 million or 2% in the third quarter of 2015 and by $0.9 million or 2% for the first nine months of 2015 compared to the same periods in 2014. The year-to-date increase was primarily due to a $1.0 million increase in special service fees, primarily termination fees. In addition, revocable and irrevocable trust fees increased by $0.7 million due to additional accounts and increased market values. These increases were partially offset by a $0.5 million decrease in employee benefit trust fees primarily due to a decline in number of accounts and market values. In addition, IRA fees decreased by $0.3 million.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of saleable loans we sell from our portfolio.  Mortgage banking income increased by $1.6 million or 100% in the third quarter of 2015 and by $3.0 million or 55% for the first nine months of 2015 compared to the same periods in 2014. These increases were primarily due to our decision to sell conforming saleable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $0.4 million or 5% during the third quarter of 2015 compared to the same period in 2014.  This decrease was primarily due to a $0.5 million decrease in overdraft fees. Service charges on deposit accounts decreased by $1.2 million or 5% for the first nine months of 2015 compared to the same period in 2014.  This decrease was primarily due to a $0.9 million decrease in overdraft fees and a $0.4 million decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the third quarter of 2015 and for the first nine months of 2015 compared to the same periods in 2014. Year-to-date decreases in other loan fees ($0.7 million), merchant income ($0.4 million), and ATM fees ($0.4 million) were largely offset by a $1.4 million increase in commissions and fees related to our credit card business.

Net gains on sales of investment securities totaled less than $0.1 million in the third quarter of 2015 compared to $1.9 million during the same period in 2014. The net gain in the third quarter of 2014 was due to a $1.9 million gain on the sale of 23,000 Visa Class B shares. Net gains on sales of investment securities totaled $10.3 million for the first nine months of 2015 compared to $6.1 million during the same period in 2014. This increase was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. During the first nine months of 2014, we recorded a $5.8 million gain on the sale of 68,500 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 288,714 Visa Class B shares (475,887 Class A equivalent shares) that we own are carried at a zero cost basis. We also contributed to the Bank of Hawaii Foundation 4,500 and 5,700 Visa Class B shares during the third quarters of 2015 and 2014, respectively. For the first nine months of 2015 and 2014, we contributed 13,800 and 16,900 Visa Class B shares, respectively, to the Bank of Hawaii Foundation.

Annuity and insurance decreased by $0.6 million or 27% in the third quarter of 2015 and by $0.8 million or 12% for the first nine months of 2015 compared to the same periods in 2014. These decreases were primarily due to lower sales of our annuity products.

Bank-owned life insurance remained relatively unchanged in the third quarter of 2015 and increased by $0.7 million or 14% for the first nine months of 2015 compared to the same periods in 2014.  The year-to-date increase was primarily due to a $0.6 million death benefit received in the second quarter of 2015.

Other noninterest income decreased by $0.6 million or 18% in the third quarter of 2015 compared to the same period in 2014. This decrease was primarily due to a $1.0 million expected loss on the pending sale of an aircraft lease. In 1998, the Company became the lessor of this aircraft, which is leased to a major global air carrier headquartered in the U.S., with a 2018 lease expiration date. This pending sale, which is expected to close in the fourth quarter of 2015, occurred as a result of the Company’s strategic decision to dispose of all of its remaining aircraft leases. This decrease was partially offset by an additional $0.4 million in fees related to our customer interest rate swap derivative program. Other noninterest income increased by $0.5 million or 6% for the first nine months of 2015 compared to the same period in 2014. This increase was primarily due to an additional $0.8 million in fees related to our customer interest rate swap derivative program and a $0.5 million referral fee received in the second quarter of 2015 related to the transition of various services provided to some institutional 401k plans. In addition, we recorded $0.5 million in fee revenue from our Managed Account Portfolio Solutions platform, our new investment advisory services product launched in September 2014. These increases were partially offset by the aforementioned $1.0 million expected loss on the pending sale of an aircraft lease.

Noninterest Expense

Noninterest expense increased by $10.9 million or 13% in the third quarter of 2015 and by $16.7 million or 7% for the first nine months of 2015 compared to the same periods in 2014.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Salaries	$28,905	$28,990	$(85)	$85,033	$85,448	$(415)
Incentive Compensation	4,223	4,242	(19)	13,696	12,832	864
Share-Based Compensation	2,616	2,226	390	7,712	6,466	1,246
Commission Expense	1,639	1,283	356	5,158	3,448	1,710
Retirement and Other Benefits	4,064	4,056	8	12,912	12,853	59
Payroll Taxes	2,200	2,162	38	8,063	7,909	154
Medical, Dental, and Life Insurance	2,870	2,557	313	8,503	7,902	601
Separation Expense	59	14	45	2,889	650	2,239
Total Salaries and Benefits	46,576	45,530	1,046	143,966	137,508	6,458
Net Occupancy	7,403	9,334	(1,931)	25,341	28,005	(2,664)
Net Equipment	4,804	4,473	331	14,918	13,745	1,173
Data Processing	3,920	3,665	255	11,366	11,156	210
Professional Fees	2,258	1,835	423	6,857	6,708	149
FDIC Insurance	2,139	1,750	389	6,347	5,881	466
Other Expense:
Delivery and Postage Services	2,248	2,063	185	6,792	6,678	114
Mileage Program Travel	1,116	1,407	(291)	3,597	4,228	(631)
Merchant Transaction and Card Processing Fees	1,125	1,033	92	3,495	3,277	218
Advertising	1,536	1,433	103	3,811	3,867	(56)
Impairment on Equipment Held for Sale	9,453	—	9,453	9,453	—	9,453
Other	9,310	8,507	803	26,434	24,606	1,828
Total Other Expense	24,788	14,443	10,345	53,582	42,656	10,926
Total Noninterest Expense	$91,888	$81,030	$10,858	$262,377	$245,659	$16,718

Salaries and benefits expense increased by $1.0 million or 2% in the third quarter of 2015 compared to the same period in 2014. Commission expense increased by $0.4 million primarily due to an increase in both loan origination and refinance activity. Share-based compensation increased by $0.4 million due to additional restricted stock units being amortized and the value of restricted stock units increasing as a result of the Company's higher share price. Medical, dental, and life insurance expense increased by $0.3 million primarily due to a medical reserve adjustment recorded in the current quarter. Salaries and benefits expense increased by $6.5 million or 5% for the first nine months of 2015 compared to the same period in 2014 due in part to a $2.2 million increase in separation expense. Commission expense increased by $1.7 million primarily due to an increase in both loan origination and refinance activity. Share-based compensation increased by $1.2 million due to additional restricted stock units being amortized and the value of restricted stock units increasing as a result of the Company's higher share price. In addition, incentive compensation increased by $0.9 million.

Net occupancy expense decreased by $1.9 million or 21% in the third quarter of 2015 and by $2.7 million or 10% for the first nine months of 2015 compared to the same periods in 2014 primarily due to a $1.7 million gain on the sale of two real estate properties in Guam. In addition, electricity rates were down due in part to lower oil prices.

Net equipment expense increased by $0.3 million or 7% in the third quarter of 2015 and by $1.2 million or 9% for the first nine months of 2015 compared to the same periods in 2014. These increases were primarily due to an increase in software license fees and maintenance.

Professional fees increased by $0.4 million or 23% in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in services within our support units. Professional fees increased by $0.1 million or 2% for the first nine months of 2015 compared to the same period in 2014.

FDIC Insurance increased by $0.4 million or 22% in the third quarter of 2015 and by $0.5 million or 8% for the first nine months of 2015 compared to the same periods in 2014. These increases were primarily due to a $0.3 million credit adjustment received in the third quarter of 2014.

Other noninterest expense increased by $10.3 million or 72% in the third quarter of 2015 compared to the same period in 2014. This increase was primarily due to a $9.5 million impairment charge on six aircraft. In 1997 and 1999, the Company became the lessor of these aircraft, the leases of which have now expired. The Company is in the process of disposing of these aircraft. Based on recent appraisals, market conditions, and management judgment, we determined that the net realizable value of these aircraft has been impaired. As we intend to sell these aircraft, the impairment charge reduced the carrying value of these aircraft to estimated fair value less cost to sell. Other noninterest expense increased by $10.9 million or 26% for the first nine months of 2015 compared to the same period in 2014. This increase was primarily due to the aforementioned $9.5 million impairment charge on six aircraft which were previously on lease agreements. In addition, amortization expense related to our solar energy partnership investments increased by $0.7 million and credit card expense increased by $0.6 million. These increases were partially offset by a $0.6 million decrease in our debit card mileage program travel expense.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for Income Taxes	$14,948	$20,195	$53,647	$54,577
Effective Tax Rates	30.37%	32.59%	31.28%	30.93%

Our lower effective tax rate for the third quarter of 2015 compared to the same period in 2014 was primarily due to lower pretax income and an increase in energy tax credit investments.  Our higher effective tax rate for the first nine months of 2015 compared to the same period in 2014 was primarily due to a $1.2 million release of reserves in the first nine months of 2014 related to a settlement with the State of Hawaii related to prior year tax issues.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.4 billion as of September 30, 2015, a decrease of $354.4 million or 5% compared to December 31, 2014. As of September 30, 2015, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years.

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

During the first nine months of 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Fannie Mae and Freddie Mac mortgage-backed securities, and to a lesser extent Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of September 30, 2015, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2015, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of September 30, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

Gross unrealized gains in our investment securities portfolio were $113.5 million as of September 30, 2015 and $108.5 million as of December 31, 2014.  Gross unrealized losses on our temporarily impaired investment securities were $21.1 million as of September 30, 2015 and $44.3 million as of December 31, 2014.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae. See Note 2 to the Consolidated Financial Statements for more information.

As of September 30, 2015, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $579.0 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of our Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$1,169,817	$1,055,243
Commercial Mortgage	1,622,119	1,437,513
Construction	129,254	109,183
Lease Financing	202,055	226,189
Total Commercial	3,123,245	2,828,128
Consumer
Residential Mortgage	2,875,605	2,571,090
Home Equity	993,817	866,688
Automobile	367,640	323,848
Other [1]	329,465	307,835
Total Consumer	4,566,527	4,069,461
Total Loans and Leases	$7,689,772	$6,897,589

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2015 increased by $792.2 million or 11% from December 31, 2014 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of September 30, 2015 increased by $295.1 million or 10% from December 31, 2014.  Commercial and industrial loans increased by $114.6 million or 11% from December 31, 2014 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $184.6 million or 13% from December 31, 2014 primarily due to increased demand from new and existing customers as the real estate economy in Hawaii continued to improve. Construction loans increased by $20.1 million or 18% from December 31, 2014 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $24.1 million or 11% from December 31, 2014 primarily due to aircraft leveraged leases which matured in September 2015 and the pending sale of one aircraft lease.

Consumer loans and leases as of September 30, 2015 increased by $497.1 million or 12% from December 31, 2014.  Residential mortgage loans increased by $304.5 million or 12% from December 31, 2014 primarily due to an increase in loan origination and refinance activity, coupled with our decision to retain additional conforming saleable loans in our portfolio. Home equity loans increased by $127.1 million or 15% from December 31, 2014 as a result of successful campaigns to drive new production and upfront line draws. In addition, we experienced steady line utilization during the first nine months of 2015. Automobile loans increased by $43.8 million or 14% from December 31, 2014 due to market share gains resulting from enhanced loan pricing. Other consumer loans increased by $21.6 million or 7% from December 31, 2014 due to growth in our consumer credit card balances and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2015
Commercial
Commercial and Industrial	$1,052,837	$54,151	$61,929	$621	$279	$1,169,817
Commercial Mortgage	1,494,272	30,403	97,444	—	—	1,622,119
Construction	129,254	—	—	—	—	129,254
Lease Financing	41,303	154,319	1,969	—	4,464	202,055
Total Commercial	2,717,666	238,873	161,342	621	4,743	3,123,245
Consumer
Residential Mortgage	2,769,676	—	103,162	2,767	—	2,875,605
Home Equity	958,557	2,740	30,872	1,648	—	993,817
Automobile	288,389	80	74,094	5,077	—	367,640
Other [3]	248,818	—	39,078	41,568	1	329,465
Total Consumer	4,265,440	2,820	247,206	51,060	1	4,566,527
Total Loans and Leases	$6,983,106	$241,693	$408,548	$51,681	$4,744	$7,689,772

December 31, 2014
Commercial
Commercial and Industrial	$935,258	$67,367	$50,699	$897	$1,022	$1,055,243
Commercial Mortgage	1,318,413	27,060	92,040	—	—	1,437,513
Construction	109,183	—	—	—	—	109,183
Lease Financing	44,238	176,618	647	—	4,686	226,189
Total Commercial	2,407,092	271,045	143,386	897	5,708	2,828,128
Consumer
Residential Mortgage	2,460,353	—	107,714	3,023	—	2,571,090
Home Equity	831,722	3,909	29,377	1,680	—	866,688
Automobile	248,598	285	69,985	4,980	—	323,848
Other [3]	233,396	—	34,885	39,547	7	307,835
Total Consumer	3,774,069	4,194	241,961	49,230	7	4,069,461
Total Loans and Leases	$6,181,161	$275,239	$385,347	$50,127	$5,715	$6,897,589

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

Our Hawaii loan and lease portfolio increased by $801.9 million or 13% from December 31, 2014, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2015	December 31, 2014
Federal Home Loan Bank and Federal Reserve Bank Stock	$39,836	$66,374
Derivative Financial Instruments	16,800	16,515
Low-Income Housing and Other Equity Investments	78,725	77,495
Deferred Compensation Plan Assets	19,548	18,794
Prepaid Expenses	10,104	7,787
Accounts Receivable	18,080	13,405
Other	24,224	25,518
Total Other Assets	$207,317	$225,888

Other assets decreased by $18.6 million or 8% from December 31, 2014. This decrease was primarily due to the redemption of excess FHLB stock upon the merger of FHLB Des Moines and FHLB Seattle (see Note 2 to the Consolidated Financial Statements for more information), partially offset by a $4.0 million purchase of additional FHLB stock during the current quarter. This additional stock purchase was required in order to borrow an additional $100.0 million from the FHLB (see the "Other Debt" section in MD&A). The decrease in other assets was partially offset by a $4.7 million increase in accounts receivable primarily resulting from a pending sale of an aircraft lease.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2015	December 31, 2014
Consumer	$6,254,862	$6,092,929
Commercial	5,397,857	5,163,352
Public and Other	1,284,243	1,376,808
Total Deposits	$12,936,962	$12,633,089

Total deposits were $12.9 billion as of September 30, 2015, an increase of $303.9 million or 2% from December 31, 2014. This increase was primarily due to a $234.5 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $161.9 million primarily due to continued growth in our relationship checking and savings deposit products. Partially offsetting these increases was a $92.6 million decrease in public and other deposits primarily resulting from a decline in time deposits, partially offset by an increase in core deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2015	December 31, 2014
Money Market	$1,809,344	$1,766,173
Regular Savings	3,207,118	3,040,402
Total Savings Deposits	$5,016,462	$4,806,575

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2015	December 31, 2014
Private Institutions	$575,000	$600,000
Government Entities	57,138	88,601
Total Securities Sold Under Agreements to Repurchase	$632,138	$688,601

Securities sold under agreements to repurchase as of September 30, 2015 decreased by $56.5 million or 8% from December 31, 2014. This decrease was due to the maturity dates ending for one private institution repurchase agreement and one government entity repurchase agreement during the third quarter of 2015. As of September 30, 2015, the weighted-average maturity was 136 days for our repurchase agreements with government entities and 3.8 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 1.5 years.  As of September 30, 2015, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.33% and 4.22%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	September 30, 2015	December 31, 2014
Federal Home Loan Bank Advances	$250,000	$150,000
Non-Recourse Debt	9,938	13,005
Capital Lease Obligations	10,863	10,907
Total	$270,801	$173,912

Other debt was $270.8 million as of September 30, 2015, an increase of $96.9 million or 56% from December 31, 2014. This increase was primarily due to four FHLB advances totaling $100.0 million borrowed in the third quarter of 2015. As of September 30, 2015, our six FHLB advances totaled $250.0 million with a weighted-average interest rate of 0.88% and maturity dates ranging from 2015 to 2018. These advances were primarily for asset/liability management purposes. As of September 30, 2015, our remaining unused line of credit with the FHLB was $1.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Retail Banking	$13,414	$9,644	$36,536	$25,720
Commercial Banking	11,068	14,423	42,138	37,538
Investment Services	3,067	2,973	9,303	8,338
Total	27,549	27,040	87,977	71,596
Treasury and Other	6,727	14,729	29,895	50,255
Consolidated Total	$34,276	$41,769	$117,872	$121,851

Retail Banking

Net income increased by $3.8 million or 39% in the third quarter of 2015 and by $10.8 million or 42% in the first nine months of 2015 compared to the same periods in 2014 primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as a result of our decision to sell conforming salable loans from our mortgage portfolio which generated gains on sales of residential mortgage loans. The year-to-date increase in noninterest income was also due to higher commissions and fees income related to our credit card business. The increase in noninterest expense in 2015 compared to 2014 was primarily due to higher allocated expenses. The year-to-date increase in noninterest expense was also due to higher credit card expense. The increase in the Provision in the third quarter of 2015 compared to the same period in 2014 was due to higher net charge-offs in the credit card and indirect auto portfolios. The year-to-date increase in the Provision was due to higher net recoveries in 2014 of loans and leases previously charged-off.

Commercial Banking

Net income decreased by $3.4 million or 23% in the third quarter of 2015 compared to the same period in 2014 primarily due to a decrease in noninterest income and due to increases in noninterest expense and the Provision. These were partially offset by an increase in net interest income. The decrease in noninterest income was primarily due to a $1.0 million expected loss on the pending sale of an aircraft lease. The increase in noninterest expense was primarily due to a $9.5 million impairment charge on six aircraft which were previously on lease agreements. The increase in the Provision was due to lower net recoveries of loans and leases in the current period. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio.

Net income increased by $4.6 million or 12% for the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in net interest income, partially offset by increases in noninterest expense and the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily due to the aforementioned $9.5 million impairment charge on six aircraft which were previously on lease agreements. The increase in the Provision was due to lower net recoveries of loans and leases in the current period.

Investment Services

Net income increased by $0.1 million or 3% in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to both higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily due to higher allocated expenses.

Net income increased by $1.0 million or 12% for the first nine months of 2015 compared to the same period in 2014 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to both higher volume and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to a $0.5 million referral fee received in the second quarter of 2015 related to the transition of various services provided to some institutional 401k plans. In addition, noninterest income increased due to higher trust termination, servicing, irrevocable trust, and investment advisory fees. The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Treasury and Other

Net income decreased by $8.0 million or 54% in the third quarter of 2015 compared to the same period in 2014 primarily due to decreases in net interest income and noninterest income.  The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields partially offset by an increase in funding income related to lending activities. The decrease in noninterest income was primarily due to a $1.9 million net gain on sale of 23,000 Visa Class B shares in 2014. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.

Net income decreased by $20.4 million or 41% for first nine months of 2015 compared to the same period in 2014 primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income.  The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields partially offset by an increase in funding income related to lending activities. The increase in noninterest expense was due to higher separation expense. The increase in noninterest income was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. During the first nine months of 2014, we recorded a $5.8 million gain on the sale of 68,500 Visa Class B shares.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide-range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2015, our overall credit risk profile reflects a healthy Hawaii economy, as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first nine months of 2015.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2015	December 31, 2014
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$8,532	$9,088
Commercial Mortgage	1,058	745
Total Commercial	9,590	9,833
Consumer
Residential Mortgage	14,749	14,841
Home Equity	3,814	3,097
Total Consumer	18,563	17,938
Total Non-Accrual Loans and Leases	28,153	27,771
Foreclosed Real Estate	1,392	2,311
Total Non-Performing Assets	$29,545	$30,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$2
Total Commercial	—	2
Consumer
Residential Mortgage	5,060	4,506
Home Equity	1,396	2,596
Automobile	631	616
Other [1]	1,058	941
Total Consumer	8,145	8,659
Total Accruing Loans and Leases Past Due 90 Days or More	$8,145	$8,661
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$49,506	$45,474
Total Loans and Leases	$7,689,772	$6,897,589
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.37%	0.40%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.38%	0.44%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.31%	0.38%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.44%	0.47%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.49%	0.56%
Changes in Non-Performing Assets
Balance as of December 31, 2014	$30,082
Additions	6,957
Reductions
Payments	(3,638)
Return to Accrual Status	(1,935)
Sales of Foreclosed Real Estate	(1,420)
Charge-offs/Write-downs	(501)
Total Reductions	(7,494)
Balance as of September 30, 2015	$29,545

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $29.5 million as of September 30, 2015, a decrease of $0.5 million or 2% from December 31, 2014.  The decrease was primarily due to the sale of one commercial foreclosed real estate property. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.38% as of September 30, 2015 and 0.44% as of December 31, 2014.

Commercial and industrial non-accrual loans decreased by $0.6 million or 6% from December 31, 2014 due to paydowns. As of September 30, 2015, five commercial borrowers comprised 97% of the non-accrual balance in this category.  We have individually evaluated these five loans for impairment and have recorded partial charge-offs totaling $11.9 million on three of these loans.

Commercial mortgage non-accrual loans increased by $0.3 million or 42% from December 31, 2014. The increase was primarily due to the addition of one credit. We have individually evaluated the remaining commercial mortgage non-accrual loans for impairment and have recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $0.1 million or 1% from December 31, 2014.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of September 30, 2015, our residential mortgage non-accrual loans were comprised of 36 loans with a weighted average current LTV ratio of 63%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.9 million or 40% from December 31, 2014 primarily due to the sale of one commercial property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.1 million as of September 30, 2015, a $0.5 million or 6% decrease from December 31, 2014.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $68.0 million as of September 30, 2015 and $64.7 million as of December 31, 2014, and had a related Allowance of $5.3 million as of September 30, 2015 and $5.9 million as of December 31, 2014.  As of September 30, 2015, we have recorded charge-offs of $22.9 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial
Commercial and Industrial	$18,941	$13,176
Commercial Mortgage	6,758	5,734
Construction	1,625	1,689
Total Commercial	27,324	20,599
Consumer
Residential Mortgage	30,253	32,331
Home Equity	1,191	1,012
Automobile	6,238	5,375
Other [1]	1,331	913
Total Consumer	39,013	39,631
Total	$66,337	$60,230

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $6.1 million or 10% from December 31, 2014. This increase was primarily reflected in the commercial and industrial portfolio. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$111,893	$119,725	$114,575	$121,521
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(160)	(229)	(650)	(1,797)
Lease Financing	—	—	—	(66)
Consumer
Residential Mortgage	—	(22)	(613)	(674)
Home Equity	(634)	(475)	(1,061)	(1,379)
Automobile	(1,476)	(957)	(4,141)	(2,585)
Other [1]	(2,123)	(1,978)	(5,512)	(5,195)
Total Loans and Leases Charged-Off	(4,393)	(3,661)	(11,977)	(11,696)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	426	1,177	1,528	4,229
Commercial Mortgage	15	14	43	43
Construction	8	8	24	21
Lease Financing	55	3	131	6
Consumer
Residential Mortgage	282	299	720	2,906
Home Equity	693	531	2,140	1,433
Automobile	508	322	1,398	1,110
Other [1]	438	496	1,343	1,720
Total Recoveries on Loans and Leases Previously Charged-Off	2,425	2,850	7,327	11,468
Net Loans and Leases Charged-Off	(1,968)	(811)	(4,650)	(228)
Provision for Credit Losses	—	(2,665)	—	(4,864)
Provision for Unfunded Commitments	185	—	185	(180)
Balance at End of Period [2]	$110,110	$116,249	$110,110	$116,249

Components
Allowance for Loan and Lease Losses	$104,038	$110,362	$104,038	$110,362
Reserve for Unfunded Commitments	6,072	5,887	6,072	5,887
Total Reserve for Credit Losses	$110,110	$116,249	$110,110	$116,249

Average Loans and Leases Outstanding	$7,545,985	$6,488,780	$7,301,656	$6,290,548

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.10%	0.05%	0.09%	0.00%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.35%	1.67%	1.35%	1.67%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2015, the Allowance was $104.0 million or 1.35% of total loans and leases outstanding, compared with an Allowance of $108.7 million or 1.58% of total loans and leases outstanding as of December 31, 2014.  The decrease in the Allowance was commensurate with the Company's strong credit risk profile and a healthy Hawaii economy.

Net charge-offs on loans and leases were $2.0 million or 0.10% of total average loans and leases, on an annualized basis, in the third quarter of 2015 compared to $0.8 million or 0.05% of total average loans and leases, on an annualized basis, in the third quarter of 2014. All of our commercial portfolios were in net recovery positions in the first nine months of 2015. Net recoveries in our commercial portfolios were $1.1 million for the first nine months of 2015 compared to $2.4 million for the same period in 2014. Net recoveries in the first nine months of 2014 were primarily due to recoveries related to two commercial and industrial loans. Net charge-offs in our consumer portfolios were $5.7 million for the first nine months of 2015 compared to $2.7 million for the same period in 2014. The lower net charge-offs in the first nine months of 2014 were primarily due to the recovery of three residential mortgage loans.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2015, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of September 30, 2015, an increase of $0.2 million from December 31, 2014. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

Many factors affect our exposure to changes in interest rates such as general economic and financial conditions, customer preferences, historical pricing relationships, and repricing characteristics of financial instruments. Our earnings are affected not only by general economic conditions but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve Bank (the “FRB”).  The monetary policies of the FRB can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2015, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of September 30, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2015 was slightly less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2014.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2015		December 31, 2014
Gradual Change in Interest Rates (basis points)
+200	$6,786	1.7%	$7,934	2.0%
+100	3,062	0.8%	3,740	1.0%
-100	(5,865)	-1.5%	(6,528)	-1.7%

Immediate Change in Interest Rates (basis points)
+200	$16,884	4.2%	$18,962	4.8%
+100	7,957	2.0%	8,804	2.2%
-100	(19,869)	-5.0%	(20,755)	-5.3%

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of September 30, 2015, investment securities with a carrying value of $139.5 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30, 2015, we could have borrowed an additional $1.1 billion from the FHLB and an additional $592.0 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2015.  As of September 30, 2015, cash and cash equivalents were $487.1 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $12.9 billion.  As of September 30, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2015, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2015 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2015, shareholders' equity was $1.1 billion, an increase of $43.3 million or 4% from December 31, 2014. For the first nine months of 2015, net income of $117.9 million, common stock issuances of $12.1 million, shared-based compensation of $5.7 million, and other comprehensive income of $5.4 million were partially offset by cash dividends paid of $58.9 million, and common stock repurchased of $38.9 million. In the first nine months of 2015, included in the amount of common stock repurchased were 588,255 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $61.70 and a total cost of $36.3 million. From the beginning of our share repurchase program in July 2001 through September 30, 2015, we repurchased a total of 52.6 million shares of common stock and returned a total of $1.96 billion to our shareholders at an average cost of $37.24 per share. As of September 30, 2015, remaining buyback authority under our share repurchase program was $36.9 million. From October 1, 2015 through October 20, 2015, the Parent repurchased an additional 53,000 shares of common stock at an average cost of $64.23 per share for a total of $3.4 million.  Remaining buyback authority under our share repurchase program was $33.5 million as of October 20, 2015.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2015, the Parent’s Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2015 to shareholders of record at the close of business on November 30, 2015.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of September 30, 2015 and December 31, 2014.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	September 30, 2015	December 31, 2014
	Regulatory Capital
	Shareholders’ Equity	$1,098,354	$1,055,086
Less:	Goodwill [2]	27,422	31,517
	Defined Benefit Plans Adjustment	(33,455)	(34,115)
	Net Unrealized Gains (Losses) on Investment Securities [3]	12,163	15,984
	Other	(198)	2,069
	Common Equity Tier 1 Capital	1,092,422	n/a

	Tier 1 Capital	1,092,422	1,039,631
	Allowable Reserve for Credit Losses	96,915	88,785
	Total Regulatory Capital [1]	$1,189,337	$1,128,416

	Risk-Weighted Assets [1]	$7,740,028	$7,077,035

	Key Regulatory Capital Ratios [1]
	Common Equity Tier 1 Capital Ratio	14.11%	n/a	%
	Tier 1 Capital Ratio	14.11	14.69
	Total Capital Ratio	15.37	15.94
	Tier 1 Leverage Ratio	7.18	7.13
1 September 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.
2 September 30, 2015 calculated net of deferred tax liabilities.
3 September 30, 2015 includes unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

On September 3, 2014, the FRB, the FDIC, and the Office of the Comptroller of the Currency finalized the Liquidity Coverage Ratio (“LCR”), which requires banks to hold highly liquid assets relative to cash outflows over a 30-day period during a stressed scenario. The LCR generally applies to banking organizations with over $50.0 billion in assets, and therefore, should not directly impact the Company.

Management continues to monitor regulatory developments and their potential impact to the Company's liquidity requirements.

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

On March 21, 2014, a panel of the U.S. Court of Appeals for the District of Columbia (the "Court") overturned the U.S. District Court’s opinion. The Court concluded that the FRB “reasonably interpreted the Durbin Amendment” to allow issuers to recover certain costs that are incremental to the authorization, clearing, and settlement (“ACS”) costs. Finding that the FRB’s interpretation was reasonable, the Court then analyzed whether the FRB reasonably concluded that issuers could recover the four specific costs challenged by the merchants:  fixed ACS costs, network processing fees, fraud losses and transaction monitoring costs. The Court acknowledged that such a task was not “an exact science” and involved policy determinations in which the FRB had “expertise” and to which the FRB was entitled to “special deference.” The Court also rejected the merchants’ argument that the Durbin Amendment “unambiguously” required that there be multiple unaffiliated network routing options for each debit card transaction. The Court ruled that the FRB’s final rule does exactly what Congress contemplated, which is that under the rule, issuers and networks are prohibited from restricting the number of payment card networks on which an electronic debit transaction may be processed to only affiliated networks. The Court remanded one issue relating to recovery of transactions-monitoring costs back to the FRB, asking it to articulate a reasonable justification for determining that transactions-monitoring costs fell within the interchange fee standard rather than in the fraud-prevention adjustment. On August 18, 2014, some of the trade associations and retailers filed an appeal with the U.S. Supreme Court seeking review of the decision of the Court. On January 20, 2015, the U.S. Supreme Court announced it would not hear retailers’ challenge to the FRB's debit card interchange fee rules. The U.S. Supreme Court's decision not to hear the case keeps intact the March 21, 2014 ruling by the Court. On August 11, 2015, the FRB clarified the remanded issue regarding transactions-monitoring costs mentioned above. The clarification explains that the FRB included these costs in the base interchange fee rather than the fraud-prevention adjustment because “transactions-monitoring is integral to an issuer’s decision to authorize a specific transaction.” Management will continue to monitor the developments related to this matter and any potential impact on the Company's statements of income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2015 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2015	57,054	$66.99	56,500	$47,684,588
August 1 - 31, 2015	73,888	64.95	73,000	42,944,976
September 1 - 30, 2015	96,500	62.14	96,500	36,948,699
Total	227,442	$64.27	226,000

[1]
During the third quarter of 2015, 1,442 shares were purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  As of September 30, 2015, $36.9 million remained of the total $2.0 billion total repurchase amount authorized by the Parent’s Board of Directors under the share repurchase program. The program has no set expiration or termination date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 26, 2015		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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