Form 10-K
period 2015-12-31
BANK OF HAWAII CORP
filed 2016-02-29
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐    No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $66.68, was approximately $2,840,055,498. There was no non-voting common equity of the registrant outstanding on that date.
As of February 17, 2016, there were 43,104,770 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be held on April 29, 2016, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2015 Form 10-K Annual Report

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

The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaii, Guam, and other Pacific Islands. References to "we," "our," "us," or "the Company" refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes. The Bank's subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., and Pacific Century Life Insurance Corporation. The Bank's subsidiaries are engaged in equipment leasing, securities brokerage, investment advisory services, and providing credit insurance.

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

Bank of Hawaii

The Bank is subject to supervision and examination by the FRB of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs' ("DCCA") Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect its business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent unsafe or unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker-dealer and investment advisor subsidiary of the Bank, is incorporated in Hawaii and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA's Business Registration Division. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") has broadly affected the financial services industry and significantly restructured the financial regulatory regime since its passage in July 2010. The Dodd-Frank Act and its regulations have implemented sweeping changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector by requiring ongoing stress testing of banks' capital, mandating higher capital and liquidity requirements, establishing new standards for mortgage lenders, increasing regulation of executive and incentive-based compensation and numerous other provisions. Additional provisions in the Dodd-Frank Act also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds. All of these new rules and regulations are expected to result in increased compliance and other costs, increased legal risk and decreased product offerings.

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

Capital Requirements

In December 2010, the oversight body of the Basel Committee on Banking Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III,” which includes reforms regarding capital, leverage, and liquidity. In July 2013, the FRB, the Office of the Comptroller of the Currency (the "OCC") and the FDIC finalized rules to implement the Basel III capital rules in the United States. These comprehensive rules are designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations. The final rules became effective for the Company on January 1, 2015. The final rules also include a new capital conservation buffer, which will be phased in beginning January 1, 2016 and will increase annually until fully phased-in by January 1, 2019. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on Basel III.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, upon implementing the Basel III capital guidelines, a "well capitalized" institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2015, the Bank was classified as "well capitalized." The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

As part of implementing the provisions of the Dodd-Frank Act, in October 2012, the FRB published final rules requiring banks with total consolidated assets of more than $10.0 billion to conduct and publish annual stress tests. In March 2014, the FRB, OCC, and FDIC issued final supervisory guidance for these stress tests. Compliance with these requirements began in October 2013. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on stress testing.

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

Volcker Rule

On December 10, 2013, the final “Volcker Rule” under the Dodd-Frank Act was approved by the FRB, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission. The Volcker Rule prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The final rule may limit or restrict the Company’s activities related to proprietary trading and private equity investing. In connection with the issuance of the regulations, the FRB exercised its authority to extend the conformance period for compliance with the Volcker Rule by one year from July 21, 2014 to July 21, 2015. During the remaining conformance period, each banking entity is expected to engage in good faith efforts that will result in conformance of all its activities and investments with the requirements of the Volcker Rule by July 21, 2015. On December 18, 2014, the FRB issued an order extending, for an additional year to July 21, 2016, the Volcker Rule conformance period for banking entities to conform their investments in and relationships with covered funds subject to the Volcker Rule that were in place prior to December 31, 2013. No extension was granted for the conformance period for proprietary trading which expired on July 21, 2015. The Company does not anticipate that the Volcker Rule will have a material impact on the Company’s Consolidated Financial Statements, but continues to evaluate its application to our current and future operations.

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
Our FDIC insurance assessment was $8.7 million in 2015, $7.9 million in 2014, and $7.8 million in 2013.

Effective January 1, 2015, the FDIC modified certain elements of its deposit insurance assessment system for insured depository institutions. The FDIC revised its methodology for determining insurance assessment rates, and the ratios and ratio thresholds for “well-capitalized,” “adequately capitalized,” and “undercapitalized" evaluation categories used in its risk-based deposit insurance assessment system to conform to the prompt corrective action capital ratio thresholds adopted as part of the U.S, Basel III capital rules.

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

Depositor Preference

The FDIC provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company's ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state attorney general and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency responsible for promulgating regulations designed to protect consumers including implementing, examining and enforcing compliance with federal consumer financial laws. The Dodd-Frank Act adds prohibitions on unfair, deceptive and abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB, along with other prudential regulators and the Department of Justice, have also expanded the focus of their regulatory examinations and investigations to include “fair and responsible banking.” Fair and responsible banking strives to provide equal credit opportunities to all applicants of a community, to prohibit discrimination by lenders on the basis of certain borrower characteristics, and to ensure that a bank’s practices are not deceptive, unfair, or take unreasonable advantage of consumers or businesses when offering retail financial services. The focus also has been expanded to encompass the entire loan life cycle, including post-closing activities such as collections and servicing, and pre-application activities such as marketing and loan solicitation and origination.  Fair and responsible banking is intended to ensure that banks provide fair and equitable access to the entire spectrum of financial products and services, including credit cards, student and auto lending, to all consumers and businesses in the marketplaces they serve, and strive to be clear and transparent in all communications with customers, treating them fairly in all circumstances.

Some of the rules and regulations under the Dodd-Frank Act have not yet been implemented. Accordingly, it remains difficult to predict the ultimate impact the Dodd-Frank Act will have on our financial condition or results of operations.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the application of those laws outside the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of December 31, 2015, we had approximately 2,200 employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2015.

Peter S. Ho, 50
Chairman and Chief Executive Officer since July 2010 and President since April 2008; Vice Chairman and Chief Banking Officer from January 2006 to April 2008.

Kent T. Lucien, 62
Vice Chairman and Chief Financial Officer since April 2008; Trustee, C. Brewer & Co., Ltd. from April 2006 to December 2007.

Peter M. Biggs, 64
Vice Chairman since February 2011 and Chief Retail Officer since April 2012; Senior Executive Vice President, Consumer Products Division from March 2006 to February 2011.

Sharon M. Crofts, 50
Vice Chairman of Operations and Technology since October 2012; Senior Executive Vice President of Operations from May 2008 to October 2012; Executive Vice President and Chief Compliance Officer from December 2005 to May 2008.

Wayne Y. Hamano, 61
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007 and oversees the Commercial Banking and Investment Services Groups; Senior Executive Vice President, Hawaii Commercial Banking Division from July 2006 to September 2007.

Mark A. Rossi, 66
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007; President of Lane Powell PC from July 2004 to January 2007.

Mary E. Sellers, 59
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 61
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Derek J. Norris, 66
Vice Chairman, Residential and Consumer Lending, since August 2014; Senior Executive Vice President and Controller since December 2009; Executive Vice President and Controller since December 2008; Executive Vice President and General Auditor from January 2002 to December 2008.

Dean Y. Shigemura, 52
Senior Executive Vice President and Controller since August 2014; Senior Executive Vice President and Treasurer since May 2008.

Item 1A.  Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business, financial and regulatory conditions. The risks and uncertainties described below are some of the important inherent risk factors that could affect our business and operations, although they are not the only risks that may have a material adverse effect on the Company.

Changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution, and Federal, State of Hawaii and County budget issues may impact consumer and corporate spending. As a result, such events may contribute to a significant deterioration in general economic conditions in our markets which could adversely impact us and our customers' operations.

General economic conditions in Hawaii remained healthy in 2015, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. However, deterioration of economic conditions, either locally or nationally, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

Changes in defense spending by the federal government as a result of congressional budget cuts could adversely impact the economy in Hawaii and the Pacific Islands.

The U.S. military has a major presence in Hawaii and the Pacific Islands. As a result, the U.S. military is an important aspect of the economies in which we operate. The funding of the U.S. military is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability and willingness of the U.S. Government to enact legislation. U.S. Government appropriations have been and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. Cuts in defense and other security spending could have an adverse impact on the economies in which we operate, which could adversely affect our business, financial condition, and results of operations.

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

Although economic conditions are currently healthy nationally and in Hawaii, increased credit losses for us could result if economic conditions stagnate or deteriorate. The risk of nonpayment on loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions.

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

In light of the financial crisis which began in 2008, regulators have increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking and securities laws, are under intense scrutiny. The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although many of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, some of the rules required to be implemented under the Dodd-Frank Act have yet to be implemented and will require further interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act in our efforts to comply with these new laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations have resulted and are likely to continue to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

The CFPB has begun to exercise its broad rule-making, supervisory, and examination authority of consumer financial products, as well as expanded data collection and enforcement powers, over depository institutions with more than $10.0 billion in assets. The CFPB has recently focused its rulemaking in several areas, particularly in the area of mortgage reform involving the Real Estate Settlement Procedures Act (Reg X), the Truth-in-Lending Act (Reg Z), the Equal Credit Opportunity Act (Reg B), and the Fair Debt Collection Practices Act. On January 10, 2014, the CFPB issued a number of new rules impacting residential mortgage lending practices. As a result of greater regulatory scrutiny of consumer financial products, the Company has become subject to more and expanded regulatory examinations and/or investigations, which also could result in increased costs and harm to our reputation in the event of a failure to comply with the increased regulatory requirements. All of these rules have created challenges for product and service offerings, operations and compliance programs for the Company.

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

Under Basel III, financial institutions are required to have more capital and a higher quality of capital. Under the final rules issued by the banking regulators, minimum requirements increased for both the quantity and quality of capital held by the Company. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.

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

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services, including financial service subsidiaries of commercial and manufacturing companies, all of which may be based in or outside of Hawaii and the Pacific Islands. We expect competitive conditions to intensify as consolidation in the financial services industry continues. The financial services industry is also likely to become more competitive as further technological advances enable more companies, including non-depository institutions, to provide financial services. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through alternative delivery channels such as the Internet, may be based outside of the markets that we serve. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, banks and bank holding companies from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii. Interstate branches are subject to certain laws of the states in which they are located. Failure to effectively compete, innovate, and to make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

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

Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, credit card numbers, bank account information or other personal information or to introduce viruses or other malware through "trojan horse" programs to our customers' computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber crime are complex and continue to evolve. In light of several recent high-profile retail data breaches involving customer personal and financial information, we believe the potential impact on the Company and any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.

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

Changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

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

Our mortgage banking income is highly influenced by the level and direction of mortgage interest rates, real estate activity, and refinancing activity. Interest rates can affect the amount of mortgage banking activity and impact fee income and the fair value of our derivative financial instruments and mortgage servicing rights. Mortgage banking income may also be impacted by changes in our strategy to manage our residential mortgage portfolio. For example, we may occasionally decide to add more conforming saleable loans to our portfolio (as opposed to selling the loans in the secondary market) which would reduce our gains on sales of residential mortgage loans. These variables could adversely affect mortgage banking income.

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

During 2015, the Parent repurchased 802,255 shares of common stock at a total cost of $50.2 million under its share repurchase program. The Parent also paid cash dividends of $78.4 million during 2015. In January 2016, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. In addition, from January 1, 2016 through February 17, 2016, the Parent repurchased an additional 149,500 shares of common stock at an average cost of $59.50 per share and a total cost of $8.9 million.

Whether we continue, and the amount and timing of, such dividends and/or stock repurchases is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our shareholders. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Natural disasters and adverse weather could negatively affect real estate property and bank operations.
Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns many real estate properties, primarily located in Hawaii. Real estate is also utilized as collateral for many of our loans. A natural disaster could cause property values to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact collateral values, which would increase our exposure to loan defaults. Our business operations could also suffer to the extent the Bank cannot utilize its branch network due to weather-related damage.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands. Additional information with respect to premises and equipment is presented in Notes 6 and 20 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

We are from time to time subject to lawsuits, investigations and claims arising out of the conduct of our business. Management believes that the ultimate resolution of these matters is not likely to materially affect our financial position and results of operations. For additional information, see Note 20 to the Consolidated Financial Statements, under the discussion related to Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent's common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2015	$70.07	$53.90	$62.90	$25.79	$1.80
First Quarter	62.58	53.90	61.21		0.45
Second Quarter	68.10	58.70	66.68		0.45
Third Quarter	69.00	58.53	63.49		0.45
Fourth Quarter	70.07	60.55	62.90		0.45

2014	$61.73	$52.70	$59.31	$24.13	$1.80
First Quarter	61.36	54.16	60.61		0.45
Second Quarter	61.73	53.45	58.69		0.45
Third Quarter	60.75	55.55	56.81		0.45
Fourth Quarter	61.00	52.70	59.31		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 17, 2016, there were 6,271 common shareholders of record.

The Parent's Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders and the level and feasibility of repurchasing shares of the Parent's common stock. Under the Parent's historical practice, dividends declared are paid within the quarter. See "Dividend Restrictions" under "Supervision and Regulation" in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2015	79,473	$64.77	79,000	$31,830,801
November 1 - 30, 2015	46,377	67.64	45,000	28,785,315
December 1 - 31, 2015	90,000	64.05	90,000	23,020,820
Total	215,850	$65.09	214,000

1 During the fourth quarter of 2015, 1,850 shares were purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Parent's common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001. The program has no set expiration or termination date.

Performance Graph

The following graph shows the cumulative total return for the Parent's common stock compared to the cumulative total returns for the Standard & Poor's ("S&P") 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2010 in the Parent's common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
Bank of Hawaii Corporation	$100	$98	$101	$140	$145	$159
S&P 500 Index	$100	$102	$118	$157	$178	$181
S&P Banks Index	$100	$74	$102	$138	$157	$158

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Year Ended December 31,
Operating Results
Net Interest Income	$394.1	$379.7	$358.9	$377.3	$390.2
Provision for Credit Losses	1.0	(4.9)	—	1.0	12.7
Total Noninterest Income	186.2	180.0	186.2	200.3	197.7
Total Noninterest Expense	348.1	326.9	331.0	334.3	348.2
Net Income	160.7	163.0	150.5	166.1	160.0
Basic Earnings Per Share	3.72	3.71	3.39	3.68	3.40
Diluted Earnings Per Share	3.70	3.69	3.38	3.67	3.39
Dividends Declared Per Share	1.80	1.80	1.80	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.06%	1.14%	1.10%	1.22%	1.22%
Net Income to Average Shareholders' Equity (ROE)	14.82	15.50	14.78	16.23	15.69
Efficiency Ratio [1]	59.99	58.41	60.71	57.88	59.23
Net Interest Margin [2]	2.81	2.85	2.81	2.97	3.13
Dividend Payout Ratio [3]	48.39	48.52	53.10	48.91	52.94
Average Shareholders' Equity to Average Assets	7.16	7.35	7.44	7.52	7.78

Average Balances
Average Loans and Leases	$7,423.6	$6,405.4	$5,883.7	$5,680.3	$5,349.9
Average Assets	15,136.5	14,317.5	13,692.1	13,609.2	13,105.0
Average Deposits	12,925.2	12,122.1	11,396.8	10,935.0	9,924.7
Average Shareholders' Equity	1,084.1	1,052.2	1,018.3	1,023.3	1,020.1

Weighted Average Shares Outstanding
Basic Weighted Average Shares	43,217,818	43,899,208	44,380,948	45,115,441	47,064,925
Diluted Weighted Average Shares	43,454,877	44,125,456	44,572,725	45,249,300	47,224,981

As of December 31,
Balance Sheet Totals
Loans and Leases	$7,879.0	$6,897.6	$6,095.4	$5,854.5	$5,538.3
Total Assets	15,455.0	14,787.2	14,084.3	13,728.4	13,846.4
Total Deposits	13,251.1	12,633.1	11,914.7	11,529.5	10,592.6
Other Debt	245.8	173.9	174.7	128.1	30.7
Total Shareholders' Equity	1,116.3	1,055.1	1,012.0	1,021.7	1,002.7

Asset Quality
Allowance for Loan and Lease Losses	$102.9	$108.7	$115.5	$128.9	$138.6
Non-Performing Assets	28.8	30.1	39.7	37.1	40.8

Financial Ratios
Allowance to Loans and Leases Outstanding	1.31%	1.58%	1.89%	2.20%	2.50%
Tier 1 Capital Ratio [4]	13.97	14.69	16.05	17.18	17.90
Total Capital Ratio [4]	15.22	15.94	17.31	18.45	19.17
Tier 1 Leverage Ratio [4]	7.26	7.13	7.24	7.25	7.20
Total Shareholders' Equity to Total Assets	7.22	7.14	7.19	7.44	7.24
Tangible Common Equity to Tangible Assets [5]	7.03	6.94	6.98	7.23	7.03
Tangible Common Equity to Risk-Weighted Assets [4,5]	13.62	14.46	15.67	17.46	18.17

Non-Financial Data
Full-Time Equivalent Employees	2,164	2,161	2,196	2,276	2,370
Branches and Offices	70	74	74	76	81
ATMs	456	459	466	494	506
Common Shareholders of Record	6,279	6,421	6,564	6,775	6,977

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the "Use of Non-GAAP Financial Measures" section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Total Shareholders' Equity	$1,116,260	$1,055,086	$1,011,976	$1,021,665	$1,002,667
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	—	33	83
Tangible Common Equity	$1,084,743	$1,023,569	$980,459	$990,115	$971,067

Total Assets	$15,455,016	$14,787,208	$14,084,280	$13,728,372	$13,846,391
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	—	33	83
Tangible Assets	$15,423,499	$14,755,691	$14,052,763	$13,696,822	$13,814,791
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$7,962,484	$7,077,035	$6,258,143	$5,671,774	$5,345,740

Total Shareholders' Equity to Total Assets	7.22%	7.14%	7.19%	7.44%	7.24%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.03%	6.94%	6.98%	7.23%	7.03%

Tier 1 Capital Ratio [1]	13.97%	14.69%	16.05%	17.18%	17.90%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	13.62%	14.46%	15.67%	17.46%	18.17%
1 December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission. In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled "Risk Factors" in Part I of this report. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2015 and 2014, $2.3 billion or 15% and $2.3 billion or 16%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2015 and 2014, $13.6 million and $16.8 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2015 and 2014, Level 3 financial assets recorded at fair value on a recurring basis were $15.8 million and $19.0 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2015 and 2014, Level 3 financial liabilities recorded at fair value on a recurring basis were $13.6 million and $16.3 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2015 and 2014, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also selects a sample of securities priced by the Company's third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor's reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor's reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 21 to the Consolidated Financial Statements for more information on our fair value measurements.

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2015 and 2014, we carried a valuation allowance of $3.9 million and $4.7 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2015 and 2014, our liabilities for UTBs were $11.6 million and $12.2 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

In 2015, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $3.5 million in 2015.

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

Hawaii Economy

General economic conditions in Hawaii remained healthy during 2015, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry.  Total visitor arrivals increased 4.1% and visitor spending increased 2.3% during 2015 compared to 2014. The statewide seasonally-adjusted unemployment rate was 3.2% in December 2015 compared to 5.0% nationally.  The volume of single-family home sales on Oahu increased 5.2% in 2015 compared to 2014, while the volume of condominium sales on Oahu increased 4.5% in 2015 compared to 2014.  The median price of single-family home sales and condominium sales on Oahu increased 3.7% and 2.9%, respectively, in 2015 compared to 2014. As of December 31, 2015, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.6 months and 2.9 months, respectively.

Oahu’s industrial property vacancy rate reached a new historic low of 1.7% at year-end 2015 compared to 2.1% a year earlier.  Industrial space listings concurrently fell to their lowest level in nine years at 163 versus 199 a year ago.  Oahu’s retail vacancy rate increased to 5.1% in 2015 from 4.1% in 2014 primarily due to a major expansion of a Honolulu shopping center which contributed approximately 650,000 square feet in additional space to the market in late 2015, of which approximately 400,000 square feet was leased in 2015.  Oahu’s office market vacancy rate declined to 12.7% at year-end 2015 compared to 13.2% a year earlier reflecting net absorption of 37,935 square feet of office space.

Earnings Summary

Net income for 2015 was $160.7 million, a decrease of $2.3 million or 1% compared to 2014. Diluted earnings per share were $3.70 in 2015, an increase of $0.01 or less than 1% compared to 2014. Our return on average assets was 1.06% in 2015, a decrease of 8 basis points from 2014, and our return on average shareholders' equity was 14.82% in 2015, a decrease of 68 basis points from 2014.

Our lower net income in 2015 was primarily due to the following:

•
Other noninterest expense was $71.0 million in 2015, an increase of $15.6 million or 28% compared to 2014. This increase was primarily due to a $9.5 million impairment charge recorded in the third quarter of 2015 on six aircraft which were previously on lease agreements. Insurance expense increased by $2.2 million primarily due to a reserve reduction in the fourth quarter of 2014. In addition, we increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase from $1.2 million in 2014 to $2.4 million in 2015. However, the federal and state tax benefits related to these partnership investments totaled $3.3 million in 2015, resulting in a $0.9 million net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense.

•
Salaries and benefits expense was $192.0 million in 2015, an increase of $8.9 million or 5% compared to 2014 due in part to a $2.9 million increase in separation expense. Commission expense increased by $1.7 million primarily due to an increase in both loan origination and refinance activity. In addition, share-based compensation and incentive compensation increased by $1.6 million and $1.2 million, respectively.

•
We recorded a $1.0 million provision for credit losses in 2015 compared to a $4.9 million negative provision recorded in 2014. The negative provision in 2014 reflected the strength of our credit risk profile, several large commercial loan recoveries in 2014, combined with a reduction in the specific reserve related to one commercial client during the third quarter of 2014.

These items were partially offset by the following:

•
Net interest income was $394.1 million in 2015, an increase of $14.4 million or 4% compared to 2014. This increase was primarily due to a higher level of earning assets. Average earning assets increased by $771.0 million in 2015 compared to 2014. Earning assets increased primarily due to increased deposits. Deposits grew by $618.0 million in 2015 compared to 2014. Our net interest margin was 2.81% in 2015, a decrease of 4 basis points compared to 2014. The lower margin in 2015 was primarily due to lower yields in our investment securities and loans, reflective of the continued low interest rate environment.

•
Net occupancy expense was $30.2 million in 2015, a decrease of $7.1 million or 19% compared to 2014. This decrease was primarily due to a $4.1 million gain on the sale of a Honolulu branch property in the fourth quarter of 2015 and a $1.7 million gain on the sale of two real estate properties in Guam in the third quarter of 2015.

•
Mortgage banking income was $11.6 million in 2015, an increase of $4.0 million or 53% compared to 2014. This increase was primarily due to our decision to sell more conforming saleable loans from current production and our mortgage loan portfolio, which generated gains on sales of residential mortgage loans.

•
Net gains on sales of investment securities totaled $10.2 million in 2015 primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B restricted shares during the first quarter of 2015. Net gains on sales of investment securities totaled $8.1 million in 2014 primarily due to a $7.9 million gain on the sale of 90,500 Visa Class B restricted shares. We also contributed to the Bank of Hawaii Foundation 13,800 and 21,600 Visa Class B shares during 2015 and 2014, respectively. These contributions had no impact on noninterest expense; however, these contributions favorably impacted our effective tax rate.

We maintained a strong balance sheet throughout 2015, with adequate reserves for credit losses, and high levels of liquidity and capital.

•
Total loans and leases were $7.9 billion as of December 31, 2015, an increase of $981.4 million or 14% from December 31, 2014 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the "Allowance") was $102.9 million as of December 31, 2015, a decrease of $5.8 million or 5% from December 31, 2014. The ratio of our Allowance to total loans and leases outstanding decreased to 1.31% as of December 31, 2015, compared to 1.58% as of December 31, 2014. This decrease was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
The total carrying value of our investment securities portfolio was $6.2 billion as of December 31, 2015, a decrease of $516.3 million or 8% from December 31, 2014. In 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Fannie Mae and Freddie Mac mortgage-backed securities as well as Small Business Administration debt securities.

•	Total deposits were $13.3 billion as of December 31, 2015, an increase of $618.0 million or 5% from December 31, 2014 primarily due to higher commercial and consumer core deposits.

•
Total shareholders' equity was $1.1 billion as of December 31, 2015, an increase of $61.2 million or 6% from December 31, 2014. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2015, we repurchased 843,959 shares of common stock at a total cost of $53.0 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $78.4 million during 2015.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2015			2014			2013
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.4	$—	0.22%	$4.3	$—	0.21%	$4.0	$—	0.26%
Funds Sold	483.1	1.1	0.23	316.2	0.7	0.21	221.2	0.4	0.19
Investment Securities
Available-for-Sale
Taxable	1,554.2	26.6	1.71	1,536.5	27.7	1.80	2,138.3	38.7	1.81
Non-Taxable	721.7	22.9	3.18	699.6	22.7	3.24	684.2	22.9	3.35
Held-to-Maturity
Taxable	3,981.2	83.3	2.09	4,412.5	99.4	2.25	3,955.8	86.7	2.19
Non-Taxable	247.8	9.8	3.93	251.3	10.0	3.95	130.8	5.1	3.94
Total Investment Securities	6,504.9	142.6	2.19	6,899.9	159.8	2.32	6,909.1	153.4	2.22
Loans Held for Sale	8.7	0.3	3.83	3.2	0.1	4.31	16.4	0.7	4.18
Loans and Leases [1]
Commercial and Industrial	1,152.3	36.6	3.18	970.3	33.3	3.43	865.8	30.9	3.57
Commercial Mortgage	1,543.5	58.5	3.79	1,331.5	52.5	3.94	1,152.9	46.9	4.06
Construction	123.9	5.9	4.79	109.4	4.8	4.40	114.6	5.4	4.75
Commercial Lease Financing	217.8	7.5	3.46	237.6	7.0	2.96	261.6	6.0	2.31
Residential Mortgage	2,774.7	113.9	4.10	2,377.9	101.6	4.27	2,275.8	101.7	4.47
Home Equity	944.0	34.2	3.63	815.6	31.9	3.91	761.5	31.4	4.12
Automobile	352.3	18.4	5.21	288.8	15.4	5.32	232.3	12.7	5.48
Other [2]	315.1	23.7	7.51	274.3	20.8	7.58	219.2	18.0	8.21
Total Loans and Leases	7,423.6	298.7	4.02	6,405.4	267.3	4.17	5,883.7	253.0	4.30
Other	49.0	1.3	2.67	72.7	1.2	1.66	78.3	1.2	1.50
Total Earning Assets [3]	14,472.7	444.0	3.07	13,701.7	429.1	3.13	13,112.7	408.7	3.12
Cash and Due from Banks	130.0			143.4			138.9
Other Assets	533.8			472.4			440.5
Total Assets	$15,136.5			$14,317.5			$13,692.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,616.4	$0.8	0.03%	$2,390.8	$0.7	0.03%	$2,140.5	$0.6	0.03%
Savings	5,015.6	4.4	0.09	4,592.6	3.9	0.09	4,461.4	3.9	0.09
Time	1,252.9	4.4	0.35	1,450.3	4.9	0.34	1,406.2	5.6	0.40
Total Interest-Bearing Deposits	8,884.9	9.6	0.11	8,433.7	9.5	0.11	8,008.1	10.1	0.13
Short-Term Borrowings	8.4	—	0.15	9.3	—	0.14	31.7	—	0.15
Securities Sold Under Agreements to Repurchase	655.9	25.4	3.87	747.9	25.9	3.46	809.4	26.9	3.32
Other Debt	219.7	3.0	1.37	174.4	2.6	1.45	171.0	2.6	1.50
Total Interest-Bearing Liabilities	9,768.9	38.0	0.39	9,365.3	38.0	0.41	9,020.2	39.6	0.44
Net Interest Income		$406.0			$391.1			$369.1
Interest Rate Spread			2.68%			2.72%			2.68%
Net Interest Margin			2.81%			2.85%			2.81%
Noninterest-Bearing Demand Deposits	4,040.3			3,688.4			3,388.7
Other Liabilities	243.2			211.6			264.9
Shareholders' Equity	1,084.1			1,052.2			1,018.3
Total Liabilities and Shareholders' Equity	$15,136.5			$14,317.5			$13,692.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $ 11.9 million for 2015, $11.5 million for 2014, and $10.2 million for 2013.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2015 Compared to 2014			Year Ended December 31, 2014 Compared to 2013
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.3	$0.1	$0.4	$0.2	$0.1	$0.3
Investment Securities
Available-for-Sale
Taxable	0.3	(1.4)	(1.1)	(10.9)	(0.1)	(11.0)
Non-Taxable	0.7	(0.5)	0.2	0.6	(0.8)	(0.2)
Held-to-Maturity
Taxable	(9.3)	(6.8)	(16.1)	10.2	2.5	12.7
Non-Taxable	(0.1)	(0.1)	(0.2)	4.9	—	4.9
Total Investment Securities	(8.4)	(8.8)	(17.2)	4.8	1.6	6.4
Loans Held for Sale	0.2	—	0.2	(0.6)	—	(0.6)
Loans and Leases
Commercial and Industrial	5.9	(2.6)	3.3	3.6	(1.2)	2.4
Commercial Mortgage	8.1	(2.1)	6.0	7.0	(1.4)	5.6
Construction	0.7	0.4	1.1	(0.2)	(0.4)	(0.6)
Commercial Lease Financing	(0.6)	1.1	0.5	(0.6)	1.6	1.0
Residential Mortgage	16.5	(4.2)	12.3	4.4	(4.5)	(0.1)
Home Equity	4.7	(2.4)	2.3	2.2	(1.7)	0.5
Automobile	3.3	(0.3)	3.0	3.0	(0.3)	2.7
Other [2]	3.1	(0.2)	2.9	4.3	(1.5)	2.8
Total Loans and Leases	41.7	(10.3)	31.4	23.7	(9.4)	14.3
Other	(0.5)	0.6	0.1	(0.1)	0.1	—
Total Change in Interest Income	33.3	(18.4)	14.9	28.0	(7.6)	20.4

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1	0.1	—	0.1
Savings	0.4	0.1	0.5	0.1	(0.1)	—
Time	(0.7)	0.2	(0.5)	0.2	(0.9)	(0.7)
Total Interest-Bearing Deposits	(0.2)	0.3	0.1	0.4	(1.0)	(0.6)
Securities Sold Under Agreements to Repurchase	(3.3)	2.8	(0.5)	(2.1)	1.1	(1.0)
Other Debt	0.5	(0.1)	0.4	0.1	(0.1)	—
Total Change in Interest Expense	(3.0)	3.0	—	(1.6)	—	(1.6)
Change in Net Interest Income	$36.3	$(21.4)	$14.9	$29.6	$(7.6)	$22.0
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
Net interest income was $394.1 million in 2015, an increase of $14.4 million or 4% compared to 2014. On a taxable-equivalent basis, net interest income was $406.0 million in 2015, an increase of $14.9 million or 4% compared to 2014. The increase in our net interest income was primarily due to a higher level of earning assets. Average earning assets increased by $771.0 million in 2015 compared to 2014. Earning assets increased primarily due to increased deposits. Deposits grew by $618.0 million in 2015 compared to 2014. Net interest margin was 2.81% in 2015, a four basis points decrease from 2014, primarily due to lower yields in our investment securities and loans, reflective of the continued low interest rate environment.
Yields on our earning assets decreased by six basis points in 2015 compared to 2014. Yields on our investment securities portfolio decreased by 13 basis points in 2015 compared to 2014 primarily due to reinvestment in lower yielding securities due to the low interest rate environment, partially offset by lower premium amortization. Yields on our loans and leases decreased by 15 basis points, with lower yields in nearly every loan category in 2015 compared to 2014 as a result of the low interest rate environment. Yields on our commercial and industrial portfolio declined by 25 basis points due in part to a large interest income recovery in the third quarter of 2014. Yields on our commercial mortgage portfolio declined by 15 basis points. Yields on our residential mortgage portfolio decreased by 17 basis points due to continued payoff activity of higher-rate mortgage loans and the addition to our portfolio of lower-rate mortgage loans. Partially offsetting the lower yields on our earning assets in 2015 compared to 2014 were slightly lower funding costs. The lower funding costs were offset by the higher rates paid on our securities sold under agreements to repurchase. Rates paid on our securities sold under agreements to repurchase increased by 41 basis points due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $771.0 million or 6% in 2015 compared to 2014 primarily due to an increase in deposits. Average balances of our loan and lease portfolio increased by $1.0 billion primarily due to higher average balances in our commercial and industrial, commercial mortgage, and residential mortgage portfolios. The average balance of our commercial and industrial loan portfolio increased by $182.0 million due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $212.0 million due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $396.8 million primarily due to an increase in loan origination and refinance activity. Partially offsetting the increase in the average balances of our loan and lease portfolio was a $395.0 million decrease in the average balance of our total investment securities portfolio in 2015 compared to 2014 primarily due to the shift in the mix of our earning assets from investment securities to loans. In 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae and we increased our holdings in Fannie Mae and Freddie Mac mortgage-backed securities as well as Small Business Administration debt securities. However, Ginnie Mae mortgage-backed securities remained our largest investment type.
Average balances of our interest-bearing liabilities increased by $403.6 million or 4% in 2015 compared to 2014 primarily due to continued growth in our relationship checking and savings deposit products as well as growth in our business savings product, partially offset by decreases in our time deposits and repurchase agreements.
Net interest income was $379.7 million in 2014, an increase of $20.7 million or 6% compared to 2013. On a taxable-equivalent basis, net interest income was $391.1 million in 2014, an increase of $22.0 million or 6% compared to 2013. The increase in our net interest income was primarily due to growth in both our commercial and consumer lending portfolios. Net interest margin was 2.85% in 2014, a four basis points increase from 2013. The higher margin in 2014 was primarily due to our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earning assets compared to 2013. In addition, the yields on investment securities improved due in part to lower premium amortization.
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
Average balances of our earning assets increased by $589.1 million or 4% in 2014 compared to 2013 primarily due to an increase in the average balances of our loan and lease portfolio. Average balances of our loans and leases increased by $521.7 million in 2014 compared to 2013 primarily due to growth in our commercial mortgage, commercial and industrial, and residential mortgage loan portfolios. The average balance of our commercial mortgage portfolio increased by $178.6 million primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. The average balance of our commercial and industrial loan portfolio increased by $104.6 million due to an increase in corporate demand for funding from new and existing customers. The average balance of our residential mortgage loan portfolio increased by $102.0 million primarily due to our decision to add more conforming saleable loans to our portfolio and a decrease in payoffs resulting from lower refinancing activity. The average balance of our total investment securities portfolio remained relatively unchanged in 2014 compared to 2013. However, the composition of our portfolio changed slightly in 2014 as we reduced our positions in mortgage-backed securities issued by Ginnie Mae and re-invested these proceeds, in part, into mortgage-backed securities issued by Fannie Mae. However, Ginnie Mae mortgage-backed securities remained our largest investment type.
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
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $1.0 million in 2015, a negative Provision of $4.9 million in 2014, and no Provision in 2013. For further discussion on the Allowance, see the "Corporate Risk Profile – Credit Risk" section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2015, 2014, and 2013.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Trust and Asset Management	$47,685	$47,798	$47,932	$(113)	$(134)	—%	—%
Mortgage Banking	11,583	7,571	19,186	4,012	(11,615)	53	(61)
Service Charges on Deposit Accounts	34,072	35,669	37,124	(1,597)	(1,455)	(4)	(4)
Fees, Exchange, and Other Service Charges	53,353	53,401	50,469	(48)	2,932	—	6
Investment Securities Gains, Net	10,160	8,063	—	2,097	8,063	26	n.m.
Annuity and Insurance	7,664	8,065	9,190	(401)	(1,125)	(5)	(12)
Bank-Owned Life Insurance	7,039	6,639	5,892	400	747	6	13
Other	14,663	12,811	16,430	1,852	(3,619)	14	(22)
Total Noninterest Income	$186,219	$180,017	$186,223	$6,202	$(6,206)	3%	(3)%
n.m. - not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $8.6 billion, $10.2 billion, and $10.4 billion as of December 31, 2015, 2014, and 2013, respectively. Trust and asset management income remained relatively unchanged in 2015 compared to 2014 as decreases in employee benefit trust fees ($1.0 million), agency fees ($0.5 million), and IRA fees ($0.4 million) were largely offset by a $0.9 million increase in special service fees, primarily termination fees. In addition, revocable and irrevocable trust fees increased by $0.9 million due to additional accounts. Trust and asset management income remained relatively unchanged in 2014 compared to 2013. Special service fees decreased by $0.7 million mainly due to two large trust termination fees recorded in 2013. This was partially offset by a $0.5 million increase in agency fees in 2014 primarily due to higher market values of assets under management.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of saleable loans we sell from current production and from our portfolio.  Mortgage banking income increased by $4.0 million or 53% in 2015 compared to 2014. This increase was primarily due to our decision to sell more conforming saleable loans from current production and our mortgage loan portfolio which generated gains on sales of residential mortgage loans. Also contributing to the increase was higher mortgage application and production volume as refinancing activity increased. Mortgage banking income decreased by $11.6 million or 61% in 2014 compared to 2013. This decrease was primarily due to lower mortgage application and production volume as refinancing activity declined. Also contributing to the decrease was our decision to add more conforming saleable loans to our portfolio in 2014, which reduced our gains on sales of residential mortgage loans.

Service charges on deposit accounts decreased by $1.6 million or 4% in 2015 compared to 2014. This decrease was primarily due to a $1.4 million decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage. Service charges on deposit accounts decreased by $1.5 million or 4% in 2014 compared to 2013. This decrease was primarily due to a $0.8 million decrease in overdraft fees resulting mainly from Company policy changes as well as higher customer deposit balances. In addition, account analysis fees decreased by $0.5 million due to higher investable balances resulting in larger earnings credit rates granted to our customers.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges remained relatively unchanged in 2015 compared to 2014 as decreases in other loan fees ($1.0 million), merchant income ($0.5 million), and ATM fees ($0.4 million) were largely offset by a $1.8 million increase in commissions and fees related to growth in our credit card business. Fees, exchange, and other service charges increased by $2.9 million or 6% in 2014 compared to 2013. This increase was primarily due to a $3.5 million increase in commissions and fees related to growth in our credit card business. This increase was partially offset by a $0.5 million decrease in merchant income, particularly in Guam and American Samoa.

Net gains on sales of investment securities totaled $10.2 million in 2015 primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B restricted shares during the first quarter of 2015. Net gains on sales of investment securities totaled $8.1 million in 2014 primarily due to a $7.9 million gain on the sale of 90,500 Visa Class B restricted shares. We received these Class

B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 288,714 Visa Class B shares (475,887 Class A equivalent shares) that we own are carried at a zero cost basis. We also contributed to the Bank of Hawaii Foundation 13,800 and 21,600 Visa Class B shares during 2015 and 2014, respectively.

Annuity and insurance income decreased by $0.4 million or 5% in 2015 compared to 2014 primarily due to a $0.2 million decrease in sales of our annuity products. Annuity and insurance income decreased by $1.1 million or 12% in 2014 compared to 2013 primarily due to lower sales of our annuity products.

Bank-owned life insurance increased by $0.4 million or 6% in 2015 compared to 2014 primarily due to a death benefit received in the second quarter of 2015. Bank-owned life insurance increased by $0.7 million or 13% in 2014 compared to 2013.  This increase was primarily due to new policies in 2014.

Other noninterest income increased by $1.9 million or 14% in 2015 compared to 2014. This increase was primarily due to an additional $1.1 million in fees related to our customer interest rate swap derivative program, coupled with a $1.0 million distribution received from a low-income housing partnership. In addition, we recorded $0.7 million in fee revenue from our new investment advisory services product launched in September 2014. We also received a $0.5 million referral fee in 2015 related to the transition of various services provided to some institutional 401k plans. These increases were partially offset by a $1.0 million loss on the sale of an aircraft lease. Other noninterest income decreased by $3.6 million or 22% in 2014 compared to 2013. This decrease was primarily due to a $2.6 million decrease in gains on sales of leased assets resulting mainly from sales of equipment leases in 2013. In addition, mutual fund commissions decreased by $0.4 million due to reduced sales volume. We also recognized an additional $0.2 million in fees during 2013 related to our customer interest rate swap derivative program.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2015, 2014, and 2013.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Salaries and Benefits:
Salaries	$114,389	$114,199	$115,389	$190	$(1,190)	—%	(1)%
Incentive Compensation	18,667	17,471	16,568	1,196	903	7	5
Share-Based Compensation	10,390	8,808	4,932	1,582	3,876	18	79
Commission Expense	6,533	4,831	6,874	1,702	(2,043)	35	(30)
Retirement and Other Benefits	16,968	16,800	15,289	168	1,511	1	10
Payroll Taxes	10,095	9,916	11,242	179	(1,326)	2	(12)
Medical, Dental, and Life Insurance	11,580	10,555	9,431	1,025	1,124	10	12
Separation Expense	3,341	448	4,486	2,893	(4,038)	646	(90)
Total Salaries and Benefits	191,963	183,028	184,211	8,935	(1,183)	5	(1)
Net Occupancy	30,217	37,296	38,745	(7,079)	(1,449)	(19)	(4)
Net Equipment	20,162	18,479	18,366	1,683	113	9	1
Data Processing	16,472	14,979	13,840	1,493	1,139	10	8
Professional Fees	9,660	9,794	9,405	(134)	389	(1)	4
FDIC Insurance	8,669	7,936	7,765	733	171	9	2
Other Expense:
Delivery and Postage Services	9,025	8,764	8,423	261	341	3	4
Mileage Program Travel	4,753	5,615	6,190	(862)	(575)	(15)	(9)
Merchant Transaction and Card Processing Fees	4,608	4,372	4,569	236	(197)	5	(4)
Advertising	5,344	5,273	5,021	71	252	1	5
Amortization - Solar Energy Partnership Investments	2,370	1,209	4	1,161	1,205	96	n.m.
Other	44,861	30,154	34,430	14,707	(4,276)	49	(12)
Total Other Expense	70,961	55,387	58,637	15,574	(3,250)	28	(6)
Total Noninterest Expense	$348,104	$326,899	$330,969	$21,205	$(4,070)	6%	(1)%
n.m. - not meaningful.

Total salaries and benefits increased by $8.9 million or 5% in 2015 compared to 2014 due in part to a $2.9 million increase in separation expense. Commission expense increased by $1.7 million primarily due to an increase in both loan origination and refinance activity. Share-based compensation increased by $1.6 million due to additional restricted stock units being amortized and the value of restricted stock units increasing as a result of the Company's higher share price. In addition, incentive compensation increased by $1.2 million and medical, dental, and life insurance increased by $1.0 million primarily due to higher medical claims in our self-insured plan. Total salaries and benefits decreased $1.2 million or 1% in 2014 compared to 2013. This decrease was primarily due to a $4.0 million decrease in separation expense. Commission expense decreased by $2.0 million primarily due to a reduction in mortgage banking production volume as refinancing activity declined. These decreases were partially offset by a $3.9 million increase in share-based compensation primarily due to an increase in the amortization expense related to restricted stock and an increase in restricted stock and restricted stock unit grants.

Net occupancy decreased by $7.1 million or 19% in 2015 compared to 2014. This decrease was primarily due to a $4.1 million gain on the sale of a Honolulu branch property in the fourth quarter of 2015 and a $1.7 million gain on the sale of two real estate properties in Guam in the third quarter of 2015. In addition, electricity rates declined due in part to lower oil prices. Net occupancy decreased by $1.4 million or 4% in 2014 compared to 2013. This decrease was primarily due to higher sublease revenue combined with lower rental expense.

Net equipment expense increased by $1.7 million or 9% in 2015 compared to 2014 primarily due to a $0.7 million increase in software license fees and maintenance. In addition, we incurred a $0.3 million loss on disposal of fixed assets primarily related to the closure of the aforementioned Honolulu branch. Depreciation expense also increased slightly during 2015. Net equipment expense remained relatively unchanged in 2014 compared to 2013.

Data processing expense increased by $1.5 million or 10% in 2015 compared to 2014 primarily due to the roll-out of EMV chip-enabled debit cards. Data processing expense increased by $1.1 million or 8% in 2014 compared to 2013 primarily due to fees related to additional services, including services for security enhancements related to our online banking service.

Professional fees remained relatively unchanged in 2015 compared to 2014. Professional fees increased by $0.4 million or 4% in 2014 compared to 2013 primarily due to an increase in outside consulting services related mainly to compliance matters.

FDIC insurance increased by $0.7 million or 9% in 2015 compared to 2014 due in part to a credit adjustment received in the third quarter of 2014 and an increase in the assessment base. FDIC insurance remained relatively unchanged in 2014 compared to 2013.

Other noninterest expense increased by $15.6 million or 28% in 2015 compared to 2014. This increase was primarily due to a $9.5 million impairment charge recorded in the third quarter of 2015 on six aircraft. In 1997 and 1999, the Company became the lessor of these aircraft, the leases of which have now expired. The Company is in the process of disposing of these aircraft. Based on recent appraisals, market conditions, and management judgment, we determined that the net realizable value of these aircraft had been impaired. As we intend to sell these aircraft, the impairment charge reduced the carrying value of these aircraft to estimated fair value less cost to sell. Insurance expense increased by $2.2 million primarily due to a reserve reduction in the fourth quarter of 2014. In addition, we increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase from $1.2 million in 2014 to $2.4 million in 2015. However, the federal and state tax benefits related to these partnership investments totaled $3.3 million in 2015, resulting in a $0.9 million net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. Other noninterest expense decreased by $3.3 million or 6% in 2014 compared to 2013. Insurance expense decreased by $1.8 million primarily due to the aforementioned reserve reduction in the fourth quarter of 2014. Directors' fees decreased by $1.4 million as a result of fair value changes in their deferred compensation plan. Operating losses, which include losses as a result of bank error, fraud, items processing, or theft, decreased by $1.3 million. These decreases were partially offset by a $1.2 million increase in amortization expense related to our solar energy tax credit partnership investments.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2015, 2014, and 2013:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2015	$70,498	30.49%
2014	74,596	31.39%
2013	63,659	29.73%

The provision for income taxes was $70.5 million in 2015, a decrease of $4.1 million or 5% compared to 2014. The lower effective tax rate in 2015 compared to 2014 was primarily due to a $1.2 million release of a valuation allowance for the expected utilization of capital losses due to the sale of two low-income housing investments, $0.9 million in additional tax credits, and a $0.4 million release of reserve from uncertain tax positions.

The provision for income taxes was $74.6 million in 2014, an increase of $10.9 million or 17% compared to 2013. The higher effective tax rate in 2014 compared to 2013 was primarily due to higher pretax income compared to a fixed amount of tax credits and a higher level of reserve releases in 2013.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. Table 6 summarizes net income from our business segments for 2015, 2014, and 2013. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Retail Banking	$49,715	$35,926	$25,079
Commercial Banking	58,565	51,947	38,237
Investment Services	12,298	11,704	11,721
Total	120,578	99,577	75,037
Treasury and Other	40,126	63,465	75,465
Consolidated Total	$160,704	$163,042	$150,502

Retail Banking

Net income increased by $13.8 million or 38% in 2015 compared to 2014 primarily due to increases in net interest income and noninterest income. This was partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to the higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income due to our decision to sell more conforming saleable loans from current mortgage production and our mortgage portfolio which generated gains on sales of residential mortgage loans. Also contributing to the increase in mortgage banking income was higher mortgage application and production volume as refinancing activity increased. The increase in noninterest income was also due to higher commissions and fees income related to growth in our credit card business, partly offset by a decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage. The increase in the Provision was primarily due to higher net recoveries in 2014 of loans and leases previously charged-off and higher net charge-offs in our indirect auto and credit card portfolios. The increase in noninterest expense was primarily due to higher allocated expenses, higher commissions expense due to an increase in mortgage loan origination and refinance activity, higher data processing expense related to the roll-out of EMV chip-enabled debit cards, and an increase in operational losses.

Net income increased by $10.8 million or 43% in 2014 compared to 2013 primarily due to an increase in net interest income, as well as decreases in the Provision and noninterest expense. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to higher volume and higher margins in both the lending and deposit portfolios. The decrease in the Provision was primarily due to lower net charge-offs of loans and leases in the segment combined with improving credit trends and the underlying risk profile of the loan portfolio. The decrease in noninterest expense was primarily due to lower commission expense primarily due to a reduction in mortgage banking production volume as refinancing activity declined. This decrease was partially offset by higher expense related to our credit card business. The decrease in noninterest income was primarily due to lower mortgage banking income which was also due to lower mortgage application and production volume, as well as our decision to add more conforming saleable loans to our portfolio in 2014 which reduced our gains on sales of residential mortgage loans. This decrease was partially offset by higher commissions and fees income related to our credit card business.

Commercial Banking
Net income increased by $6.6 million or 13% in 2015 compared to 2014 primarily due to an increase in net interest income, partially offset by increases to the Provision and noninterest expense and a decrease in noninterest income. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in the Provision was due to lower net recoveries of loans and leases in the current period. The increase in noninterest expense was primarily due to a $9.5 million impairment charge recorded in the third quarter of 2015 on six aircraft which were previously on lease agreements. The increase in noninterest expense was also due to higher allocated expenses. The decrease in noninterest income was primarily attributable to a $1.0 million loss on the sale of an aircraft lease and to lower merchant income.

Net income increased by $13.7 million or 36% in 2014 compared to 2013 primarily due to an increase in net interest income and a decrease in the Provision, partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to higher net recovery of loans and leases in 2014. The decrease in noninterest income was primarily due to lower nonrecurring loan fees and net gains on the sale of leased assets. The increase in noninterest expense was primarily due to higher allocated expenses.

Investment Services
Net income increased by $0.6 million or 5% in 2015 compared to 2014 primarily due to increases in net interest income and noninterest income, partially offset by increases in the Provision and noninterest expense. The increase in net interest income was due to higher loan and deposit volume combined with higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher investment advisory fees and to a $0.5 million referral fee related to the transition of various services provided to some institutional 401k plans. The increase in the Provision was due to lower net recovery of loans in the current period. The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Net income remained relatively unchanged in 2014 compared to 2013. The increase in net interest income combined with the decreases in the Provision and noninterest expense were offset by a decrease in noninterest income. The increase in net interest income was due to growth in deposit volume and to higher earnings credits on the segment’s deposit portfolio. The decrease in the Provision was due to higher net recovery of loans in 2014. The decrease in noninterest expense was due to lower salaries and other operating expense, partially offset by an increase in allocated expense. The decrease in noninterest income was primarily due to lower annuity, mutual fund, and securities income in the segment’s full service brokerage.

Treasury and Other

Net income decreased by $23.3 million or 37% in 2015 compared to 2014 primarily due to a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income and a decrease in the provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio, resulting from lower volume and yields, partially offset by an increase in interest income related to lending activities. The increase in noninterest expenses was due to an increase in separation expense. The increase in noninterest income was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B restricted shares during 2015, compared to a $7.9 million gain on the sale of 90,500 Visa Class B restricted shares in 2014. The decrease in the provision for income taxes was primarily due to a lower corporate effective tax rate.

Net income decreased $12.0 million or 16% in 2014 compared to 2013 primarily due to a decrease in net interest income and a decrease in the negative Provision, partially offset by an increase in noninterest income and a decrease in noninterest expense. The decrease in net interest income was primarily due to higher deposit funding costs. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The negative provision recorded in both 2014 and 2013 is commensurate with the Company's stable credit risk profile. The increase in noninterest income was due to the aforementioned $7.9 million gain on the sale of 90,500 Visa Class B restricted shares. The decrease in noninterest expense was due to higher separation expense in 2013.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2015
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$0.6	0.6%	$114.8	1.9%	$240.9	1.4%	$—	—%	$356.3	1.5%	$358.9
Debt Securities Issued by States and Political Subdivisions [1]	29.3	1.9	276.4	2.7	333.3	3.7	70.7	5.9	709.7	3.5	731.9
Debt Securities Issued by Corporations	40.0	1.9	198.1	1.1	75.0	2.2	—	—	313.1	1.5	308.9
Mortgage-Backed Securities [2]
Residential - Government Agencies	52.2	3.0	242.8	1.8	16.0	5.2	—	—	311.0	2.2	316.2
Residential - U.S. Government-Sponsored Enterprises	—	—	407.0	2.2	35.8	2.5	—	—	442.8	2.2	441.9
Commercial - Government Agencies	—	—	—	—	103.2	1.7	—	—	103.2	2.0	99.0
Total Mortgage-Backed Securities	52.2	3.0	649.8	2.1	155.0	2.3	—	—	857.0	2.1	857.1
Total	$122.1	2.4%	$1,239.1	2.0%	$804.2	2.5%	$70.7	5.9%	$2,236.1	2.3%	$2,256.8
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$—	—%	$489.7	1.2%	$—	—%	$—	—%	$489.7	1.2%	$490.0
Debt Securities Issued by States and Political Subdivisions [1]	—	—	32.7	3.3	141.7	4.7	71.6	6.0	246.0	4.9	263.1
Debt Securities Issued by Corporations	—	—	—	—	151.3	2.1	—	—	151.3	2.1	149.6
Mortgage-Backed Securities [2]
Residential - Government Agencies	44.2	1.7	1,691.1	2.2	455.8	3.2	—	—	2,191.1	2.4	2,200.0
Residential - U.S. Government-Sponsored Enterprises	—	—	504.1	2.1	143.7	2.4	—	—	647.8	2.2	646.8
Commercial - Government Agencies	—	—	94.4	2.8	141.9	2.6	20.5	3.4	256.8	2.7	256.9
Total Mortgage-Backed Securities	44.2	1.7	2,289.6	2.2	741.4	2.9	20.5	3.4	3,095.7	2.4	3,103.7
Total	$44.2	1.7%	$2,812.0	2.0%	$1,034.4	3.0%	$92.1	5.3%	$3,982.7	2.4%	$4,006.4
Total Investment Securities
As of December 31, 2015	$166.3		$4,051.1		$1,838.6		$162.8		$6,218.8		$6,263.2
As of December 31, 2014	$303.6		$4,544.6		$1,595.4		$285.8		$6,729.4		$6,793.7

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.2 billion as of December 31, 2015, a decrease of $516.3 million or 8% compared to December 31, 2014. As of December 31, 2015, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years.

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

In 2015, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Fannie Mae and Freddie Mac mortgage-backed securities as well as Small Business Administration debt securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of December 31, 2015, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2015, the credit ratings of these mortgage-backed securities were all AAA-rated, with a low probability of a change in ratings in the near future. As of

December 31, 2015, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

Gross unrealized gains in our investment securities portfolio were $84.9 million as of December 31, 2015 and $108.5 million as of December 31, 2014. Gross unrealized losses on our temporarily impaired investment securities were $40.5 million as of December 31, 2015 and $44.3 million as of December 31, 2014. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2015, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $575.7 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 77% of the Company's Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
The Company's corporate bond holdings as of December 31, 2015 had a fair value of $458.5 million. Of this total, $149.6 million or 33% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $308.9 million of corporate bonds, 71% were credit-rated A or better by Standard & Poor's while most of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial
Commercial and Industrial	$1,115,168	$1,055,243	$911,367	$829,512	$817,170
Commercial Mortgage	1,677,147	1,437,513	1,247,510	1,097,425	938,250
Construction	156,660	109,183	107,349	113,987	98,669
Lease Financing	204,877	226,189	262,207	274,969	311,928
Total Commercial	3,153,852	2,828,128	2,528,433	2,315,893	2,166,017
Consumer
Residential Mortgage	2,925,605	2,571,090	2,282,894	2,349,916	2,215,892
Home Equity	1,069,400	866,688	773,385	770,376	780,691
Automobile	381,735	323,848	255,986	209,832	192,506
Other [1]	348,393	307,835	254,689	208,504	183,198
Total Consumer	4,725,133	4,069,461	3,566,954	3,538,628	3,372,287
Total Loans and Leases	$7,878,985	$6,897,589	$6,095,387	$5,854,521	$5,538,304
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $7.9 billion as of December 31, 2015. This represents a $981.4 million or 14% increase from December 31, 2014.

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

Commercial loans and leases were $3.2 billion as of December 31, 2015, an increase of $325.7 million or 12% from December 31, 2014. Commercial and industrial loans increased by $59.9 million or 6% from December 31, 2014 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $239.6 million or 17% from December 31, 2014 primarily due to increased demand from new and existing customers as both investors and owner occupants looked to refinance and/or acquire new real estate assets, reflective of the strong Hawaii real estate market. Construction loans increased by $47.5 million or 43% from December 31, 2014 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $21.3 million or 9% from December 31, 2014 primarily due to aircraft leveraged leases which matured in the third quarter of 2015 and the sale of one aircraft lease in the fourth quarter of 2015.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, indirect auto loans and leases, and other consumer loans including personal credit lines, direct installment loans, and rewards-based consumer credit cards. These products are generally offered in the geographic markets we serve. Although we offer a variety of products, our residential mortgage loan portfolio is primarily comprised of fixed-rate loans concentrated in Hawaii. We also offer a variety of home equity lines and loans, usually secured by second mortgages on residential property of the borrower. Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships. Direct installment loans are generally unsecured and are often used for personal expenses or for debt consolidation.

Consumer loans and leases were $4.7 billion as of December 31, 2015, an increase of $655.7 million or 16% from December 31, 2014. Residential mortgage loans increased by $354.5 million or 14% from December 31, 2014 primarily due to an increase in loan origination and refinance activity. Home equity loans increased by $202.7 million or 23% from December 31, 2014 as a result of successful campaigns to drive new production and upfront line draws. Automobile loans increased by $57.9 million or 18% from December 31, 2014 primarily due to increased customer demand combined with market share gains. Other consumer loans increased by $40.6 million or 13% from December 31, 2014 primarily due to our successful installment loan campaign in 2015 as well as growth in our consumer credit card business.

See Note 4 to the Consolidated Financial Statements and the "Corporate Risk Profile – Credit Risk" section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2015
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$1,007,987	$43,794	$62,555	$612	$220	$1,115,168
Commercial Mortgage	1,539,462	36,038	101,647	—	—	1,677,147
Construction	156,660	—	—	—	—	156,660
Lease Financing	44,758	154,236	1,816	—	4,067	204,877
Total Commercial	2,748,867	234,068	166,018	612	4,287	3,153,852
Consumer
Residential Mortgage	2,821,299	—	101,672	2,634	—	2,925,605
Home Equity	1,033,920	2,562	31,383	1,535	—	1,069,400
Automobile	299,627	63	77,187	4,858	—	381,735
Other [3]	265,694	—	40,936	41,761	2	348,393
Total Consumer	4,420,540	2,625	251,178	50,788	2	4,725,133
Total Loans and Leases	$7,169,407	$236,693	$417,196	$51,400	$4,289	$7,878,985
Percentage of Total Loans and Leases	91%	3%	5%	1%	0%	100%

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

Our Hawaii loan and lease portfolio increased by $988.2 million or 14% from December 31, 2014, reflective of a healthy Hawaii economy.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2015
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$247,385	$390,876	$476,907	$1,115,168
Construction	17,751	75,150	63,759	156,660
Total	$265,136	$466,026	$540,666	$1,271,828

1 Based on contractual maturities.
2 As of December 31, 2015, loans maturing after one year consisted of $671.7 million in variable rate loans and $335.0 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2015 and 2014. As of December 31, 2015, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $199.4 million as of December 31, 2015, a decrease of $26.5 million or 12% from December 31, 2014. This decrease was primarily due to a $28.5 million redemption of excess FHLB stock upon the merger of FHLB Des Moines and FHLB Seattle (see Note 3 to the Consolidated Financial Statements for more information), partially offset by a $3.0 million net purchase of additional FHLB stock during the year. This additional stock purchase was required in order to borrow an additional net $75.0 million from the FHLB (see the "Other Debt" section in MD&A). See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2015 and 2014.

Deposits	Table 11
	December 31,
(dollars in thousands)	2015	2014
Consumer	$6,445,510	$6,092,929
Commercial	5,502,739	5,163,352
Public and Other	1,302,854	1,376,808
Total Deposits	$13,251,103	$12,633,089

Total deposits were $13.3 billion as of December 31, 2015, a $618.0 million or 5% increase from December 31, 2014. This increase was primarily due to a $352.6 million increase in consumer deposits, mainly due to continued growth in our relationship checking and savings deposits products. In addition, commercial deposits increased by $339.4 million, mainly reflecting core deposit growth.

Table 12 presents the components of our savings deposits as of December 31, 2015 and 2014.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2015	2014
Money Market	$1,794,742	$1,766,173
Regular Savings	3,230,449	3,040,402
Total Savings Deposits	$5,025,191	$4,806,575

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2015	2014
Government Entities	$53,857	$88,601
Private Institutions	575,000	600,000
Total Securities Sold Under Agreements to Repurchase	$628,857	$688,601

Securities sold under agreements to repurchase were $628.9 million as of December 31, 2015, a decrease of $59.7 million or 9% from December 31, 2014. This decrease was primarily due to the maturing of one private institution repurchase agreement and two government entity repurchase agreements. As of December 31, 2015, the weighted-average maturity was 56 days for our repurchase agreements with government entities and 3.6 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.5 years.  As of December 31, 2015 and 2014, the weighted-average interest rate for repurchase agreements with government entities was 0.37% and 0.31%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2015 and 2014 was 4.22% and 4.21%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  See Note 9 and 19 to the Consolidated Financial Statements for more information.

Other Debt

Other debt was $245.8 million as of December 31, 2015, an increase of $71.9 million or 41% from December 31, 2014. This increase was primarily due to an additional seven FHLB advances totaling $175.0 million borrowed, offset by a $100.0 million advance that matured during 2015. As of December 31, 2015, our eight FHLB advances totaled $225.0 million with a weighted-average interest rate of 1.15% and maturity dates ranging from 2016 to 2018. These advances were primarily for asset/liability management purposes. As of December 31, 2015, our remaining line of credit with the FHLB was $1.1 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $47.4 million as of December 31, 2015, an $8.1 million or 15% decrease from December 31, 2014. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The decrease in retirement benefits payable was primarily due to utilizing a higher discount rate.

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

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefit	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2015 Net Periodic Benefit Cost	4.25%	4.28%	$25	$(70)	$(34)	$70
Benefit Plan Obligations as of December 31, 2015	4.70%	4.74%	(2,974)	(917)	3,060	952
Estimated 2016 Net Periodic Benefit Cost	4.70%	4.74%	8	(95)	(16)	97

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2015, 2014 and 2013, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are generally secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income ("DTI") ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate ("LIBOR"). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We will selectively offer interest-only mortgage loans through our Private Banking channel.

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

Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships in Hawaii, Guam and Saipan. Our procedures for underwriting automobile loans include an assessment of an applicant's overall financial capacity and repayment ability, credit history, and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

General economic conditions in Hawaii remained healthy during 2015, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. Our overall credit risk position reflects these positive economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$5,829	$9,088	$11,929	$5,534	$6,243
Commercial Mortgage	3,469	745	2,512	3,030	2,140
Construction	—	—	—	833	2,080
Lease Financing	—	—	—	—	5
Total Commercial	9,298	9,833	14,441	9,397	10,468
Consumer
Residential Mortgage	14,598	14,841	20,264	21,725	25,256
Home Equity	4,081	3,097	1,740	2,074	2,024
Total Consumer	18,679	17,938	22,004	23,799	27,280
Total Non-Accrual Loans and Leases	27,977	27,771	36,445	33,196	37,748
Foreclosed Real Estate	824	2,311	3,205	3,887	3,042
Total Non-Performing Assets	$28,801	$30,082	$39,650	$37,083	$40,790

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$2	$1,173	$27	$1
Total Commercial	—	2	1,173	27	1
Consumer
Residential Mortgage	4,453	4,506	4,564	6,908	6,422
Home Equity	1,710	2,596	3,009	2,701	2,194
Automobile	315	616	322	186	170
Other [1]	1,096	941	790	587	435
Total Consumer	7,574	8,659	8,685	10,382	9,221
Total Accruing Loans and Leases Past Due 90 Days or More	$7,574	$8,661	$9,858	$10,409	$9,222
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$49,430	$45,474	$51,123	$31,844	$33,703
Total Loans and Leases	$7,878,985	$6,897,589	$6,095,387	$5,854,521	$5,538,304
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.36%	0.40%	0.60%	0.57%	0.68%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.37%	0.44%	0.65%	0.63%	0.74%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.29%	0.38%	0.61%	0.45%	0.56%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.41%	0.47%	0.68%	0.75%	0.85%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.46%	0.56%	0.81%	0.81%	0.90%

1 Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets ("NPAs") for 2015:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$30,082
Additions	9,310
Reductions
Payments	(6,111)
Return to Accrual Status	(1,959)
Sales of Foreclosed Real Estate	(1,878)
Charge-offs/Write-downs	(643)
Total Reductions	(10,591)
Balance at End of Year	$28,801

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

Total NPAs were $28.8 million as of December 31, 2015, a decrease of $1.3 million or 4% from December 31, 2014.  The decrease was primarily due to a $1.5 million decrease in foreclosed real estate. The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.37% as of December 31, 2015 and 0.44% as of December 31, 2014.

Commercial and industrial non-accrual loans decreased by $3.3 million or 36% from December 31, 2014 due to paydowns and the reclassification of one loan to the commercial mortgage loan category. As of December 31, 2015, one commercial borrower comprised 74% of the non-accrual balance in this category.  We have individually evaluated all of our commercial and industrial non-accrual loans for impairment and have recorded partial charge-offs totaling $8.4 million.

Commercial mortgage non-accrual loans increased by $2.7 million or 366% from December 31, 2014 primarily due to the reclassification of one loan from the commercial and industrial loan category. We have individually evaluated the four remaining commercial mortgage non-accrual loans for impairment and have recorded charge-offs totaling $3.5 million.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $0.2 million or 2% from December 31, 2014. Residential mortgage non-accrual loans remain at elevated levels due to the level of residential mortgage modifications extended to assist homeowners, as well as the lengthy judiciary foreclosure process.  As of December 31, 2015, our residential mortgage non-accrual loans were comprised of 37 loans with a weighted average current LTV ratio of 64%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $1.5 million or 64% from December 31, 2014 primarily due to the sale of one commercial property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.6 million as of December 31, 2015, a $1.1 million or 13% decrease from December 31, 2014.  This decrease was primarily in our home equity portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $66.7 million as of December 31, 2015 and $64.7 million as of December 31, 2014, and had a related Allowance of $3.6 million as of December 31, 2015 and $5.9 million as of December 31, 2014.  The increase in impaired loans was primarily due to four commercial loan modifications, partially offset by paydowns. The reduction of the Allowance related to impaired loans was primarily due to a $2.1 reduction to the Allowance related to one commercial borrower.  As of December 31, 2015, we recorded cumulative charge-offs of $22.8 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2015 had been accrued under the original terms, approximately $2.6 million in total interest income would have been recorded in 2015, compared to $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2015	2014
Commercial
Commercial and Industrial	$14,860	$13,176
Commercial Mortgage	9,827	5,734
Construction	1,604	1,689
Total Commercial	26,291	20,599
Consumer
Residential Mortgage	28,981	32,331
Home Equity	1,089	1,012
Automobile	7,012	5,375
Other [1]	1,665	913
Total Consumer	38,747	39,631
Total	$65,038	$60,230
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR increased by $4.8 million or 8% from December 31, 2014. This increase was due in part to the modification of one commercial and industrial loan during the third quarter and one commercial mortgage loan during the fourth quarter.  Residential mortgage loans modified in a TDR are loans in which we lowered monthly payments to accommodate the borrowers' financial needs for a period of time. As of December 31, 2015, $49.4 million or 76% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making at least six consecutive payments. See Note 4 to the Consolidated Financial Statements for a description of the modification programs that we currently offer to our customers.

Reserve for Credit Losses

The Company's reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the "Unfunded Reserve"). Table 18 presents the activity in the Company's reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2015	2014	2013	2012	2011
Balance at Beginning of Period	$114,575	$121,521	$134,276	$144,025	$152,777
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(954)	(2,002)	(8,083)	(3,617)	(8,112)
Construction	—	—	—	(330)	—
Lease Financing	—	(66)	(16)	—	—
Consumer
Residential Mortgage	(613)	(771)	(2,013)	(4,408)	(8,174)
Home Equity	(1,330)	(1,672)	(5,220)	(6,717)	(10,853)
Automobile	(5,860)	(3,961)	(2,131)	(2,082)	(3,229)
Other [1]	(7,682)	(6,967)	(7,657)	(7,005)	(6,392)
Total Loans and Leases Charged-Off	(16,439)	(15,439)	(25,120)	(24,159)	(36,760)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,948	4,625	1,681	3,939	2,434
Commercial Mortgage	61	57	557	67	538
Construction	32	29	365	8	—
Lease Financing	132	10	41	177	3,528
Consumer
Residential Mortgage	1,297	3,448	3,540	2,820	2,152
Home Equity	2,489	1,637	1,943	1,335	1,695
Automobile	1,917	1,577	1,628	1,931	2,479
Other [1]	1,755	2,154	1,962	3,154	2,492
Total Recoveries on Loans and Leases Previously Charged-Off	9,631	13,537	11,717	13,431	15,318
Net Loans and Leases Charged-Off	(6,808)	(1,902)	(13,403)	(10,728)	(21,442)
Provision for Credit Losses	1,000	(4,864)	—	979	12,690
Provision for Unfunded Commitments	185	(180)	648	—	—
Balance at End of Period [2]	$108,952	$114,575	$121,521	$134,276	$144,025
Components
Allowance for Loan and Lease Losses	$102,880	$108,688	$115,454	$128,857	$138,606
Reserve for Unfunded Commitments	6,072	5,887	6,067	5,419	5,419
Total Reserve for Credit Losses	$108,952	$114,575	$121,521	$134,276	$144,025
Average Loans and Leases Outstanding	$7,423,572	$6,405,431	$5,883,686	$5,680,279	$5,349,938
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.09%	0.03%	0.23%	0.19%	0.40%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.31%	1.58%	1.89%	2.20%	2.50%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company's reserve for unfunded commitments, which is separately recorded in other liabilities in the statements of condition.

Allowance for Loan and Lease Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 19
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial
Commercial and Industrial	$22,052	$26,822	$31,942	$20,724	$23,865
Commercial Mortgage	31,889	31,118	29,495	33,182	25,900
Construction	5,541	4,927	5,588	3,592	5,326
Lease Financing	1,232	1,684	4,421	15,206	25,471
Total Commercial	60,714	64,551	71,446	72,704	80,562
Consumer
Residential Mortgage	11,151	14,069	14,631	18,063	18,758
Home Equity	13,118	14,798	13,072	24,261	27,232
Automobile	8,516	4,251	4,016	2,370	2,646
Other [1]	9,381	11,019	12,289	11,459	9,408
Total Consumer	42,166	44,137	44,008	56,153	58,044
Total Allocation of Allowance for Loan and Lease Losses	$102,880	$108,688	$115,454	$128,857	$138,606

	December 31,
	2015		2014		2013		2012		2011
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.98%	14.15%	2.54%	15.30%	3.50%	14.95%	2.50%	14.17%	2.92%	14.75%
Commercial Mortgage	1.90	21.29	2.16	20.84	2.36	20.47	3.02	18.74	2.76	16.94
Construction	3.54	1.99	4.51	1.58	5.20	1.76	3.15	1.95	5.40	1.78
Lease Financing	0.60	2.60	0.74	3.28	1.69	4.30	5.53	4.70	8.17	5.63
Total Commercial	1.93	40.03	2.28	41.00	2.83	41.48	3.14	39.56	3.72	39.10
Consumer
Residential Mortgage	0.38	37.13	0.55	37.28	0.64	37.45	0.77	40.14	0.85	40.01
Home Equity	1.23	13.57	1.71	12.56	1.69	12.69	3.15	13.16	3.49	14.10
Automobile	2.23	4.85	1.31	4.70	1.57	4.20	1.13	3.58	1.37	3.48
Other [1]	2.69	4.42	3.58	4.46	4.83	4.18	5.50	3.56	5.14	3.31
Total Consumer	0.89	59.97	1.08	59.00	1.23	58.52	1.59	60.44	1.72	60.90
Total	1.31%	100.00%	1.58%	100.00%	1.89%	100.00%	2.20%	100.00%	2.50%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2015, the Allowance was $102.9 million or 1.31% of total loans and leases outstanding, compared with an Allowance of $108.7 million or 1.58% of total loans and leases outstanding as of December 31, 2014.  The level of the Allowance was commensurate with the Company's stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

Net charge-offs of loans and leases were $6.8 million or 0.09% of total average loans and leases in 2015 compared to $1.9 million or 0.03% of total average loans and leases in 2014. Net recoveries in our commercial portfolios were $1.2 million in 2015 compared to net recoveries of $2.7 million in 2014. This decrease was primarily due to a $2.1 million non-recurring recovery experienced in 2014. Net charge-offs in our consumer portfolios were $8.0 million in 2015 compared to $4.6 million in 2014. This increase was primarily reflected in our automobile and other consumer portfolios, reflective of the growth and seasoning in these portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2015 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment decreased by $3.8 million or 6% from December 31, 2014. This decrease was primarily due to a $2.1 million decrease in the Allowance allocated to a commercial and industrial loan in Guam.
The allocation of the Allowance to our consumer portfolio segment decreased by $2.0 million or 4% from December 31, 2014 due to lower losses and loss rates.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of December 31, 2015, an increase of $0.2 million or 3% from December 31, 2014. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $977.9 million as of December 31, 2015 and $993.5 million as of December 31, 2014. We also maintained investments in corporate bonds with a carrying value of $460.2 million as of December 31, 2015 and $461.5 million as of December 31, 2014. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the "Analysis of Statements of Condition - Investment Securities" section in MD&A for more information.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2015 and 2014, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2015, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2015 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2014. The increase in sensitivity was partially due to changes in our balance sheet mix, including increases in funds sold, loans, and core deposits. Also contributing to the sensitivity increase was lengthening the tenor of our liabilities, including public funds and term debt.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2015		December 31, 2014
Gradual Change in Interest Rates (basis points)
+200	$11,217	2.7%	$7,934	2.0%
+100	5,095	1.2	3,740	1.0
-100	(7,132)	(1.7)	(6,528)	(1.7)
Immediate Change in Interest Rates (basis points)
+200	$28,194	6.9%	$18,962	4.8%
+100	12,840	3.1	8,804	2.2
-100	(20,437)	(5.0)	(20,755)	(5.3)

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions. Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk. These transactions are primarily executed on behalf of customers. Our trust and asset management income are at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities. Also, our share-based compensation expense is dependent on the fair value of the stock options, restricted stock units, and restricted stock at the date of grant. The fair value of stock options, restricted stock units, and restricted stock is impacted by the market price of the Parent's common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of December 31, 2015, investment securities with a carrying value of $167.0 million were due to mature or expected to prepay in 2016. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2015, we could have borrowed an additional $1.1 billion from the FHLB and an additional $560.8 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2015. As of December 31, 2015, cash and cash equivalents were $755.7 million, the carrying value of our available-for-sale and held-to-maturity investment securities were $2.3 billion and $4.0 billion, respectively, and total deposits were $13.3 billion. As of December 31, 2015, our available-for-sale portfolio consisted primarily of municipal bond holdings, mortgage-backed securities issued by Ginnie Mae and Fannie Mae, Small Business Administration debt securities, and corporate bonds. As of December 31, 2015, our available-for-sale investment securities portfolio and our held-to-maturity investment securities portfolio were comprised of securities with an average base duration of approximately 2.7 years and 3.8 years, respectively.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of December 31, 2015, the Company and the Bank were considered "well capitalized" under this regulatory framework. The Company's regulatory capital ratios are presented in Table 21 below. There have been no conditions or events since December 31, 2015 that management believes have changed either the Company's or the Bank's capital classifications.

As of December 31, 2015, shareholders' equity was $1.1 billion, an increase of $61.2 million or 6% from December 31, 2014. Earnings for 2015 of $160.7 million, common stock issuances of $21.0 million, shared-based compensation of $7.7 million, and other comprehensive income of $3.1 million were offset by cash dividends paid of $78.4 million. In 2015, we also repurchased 802,255 shares of our common stock under our share repurchase program at an average cost per share of $62.61 and a total cost of $50.2 million. From the beginning of our share repurchase program in July 2001 through December 31, 2015, we repurchased a total of 52.8 million shares of common stock and returned a total of $1.97 billion to our shareholders at an average cost of $37.35 per share.

From January 1, 2016 through February 17, 2016, the Parent repurchased an additional 149,500 shares of common stock at an average cost of $59.50 per share and a total cost of $8.9 million. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2016, the Parent's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Parent's outstanding shares. The dividend will be payable on March 14, 2016 to shareholders of record at the close of business on February 29, 2016.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the "Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders' Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Change in Shareholders' Equity
Net Income	$160,704	$163,042	$150,502	$166,076	$160,043
Cash Dividends Paid	(78,367)	(79,660)	(80,534)	(81,645)	(84,891)
Dividend Reinvestment Program	4,316	4,479	4,656	4,721	5,008
Common Stock Repurchased	(52,981)	(64,046)	(39,655)	(81,444)	(111,544)
Other[1]	27,502	19,295	(44,658)	11,290	22,918
Increase (Decrease) in Shareholders' Equity	$61,174	$43,110	$(9,689)	$18,998	$(8,466)

Regulatory Capital [2]
Shareholders' Equity	$1,116,260	$1,055,086	$1,011,976	$1,021,665	$1,002,667
Less: Goodwill [3]	27,416	31,517	31,517	31,550	31,600
Postretirement Benefit Liability Adjustments	(28,860)	(34,115)	(22,394)	(30,569)	(27,669)
Net Unrealized Gains (Losses) on Investment Securities [4]	5,304	15,984	(1,300)	45,977	39,396
Other	(198)	2,069	(137)	24	2,343
Common Equity Tier 1 Capital	1,112,598	N/A	N/A	N/A	N/A
Tier 1 Capital	1,112,598	1,039,631	1,004,290	974,683	956,997
Allowable Reserve for Credit Losses	99,647	88,785	78,761	71,680	67,775
Total Regulatory Capital	$1,212,245	$1,128,416	$1,083,051	$1,046,363	$1,024,772

Risk-Weighted Assets [2]	$7,962,484	$7,077,035	$6,258,143	$5,671,774	$5,345,740

Key Regulatory Capital Ratios [2]
Common Equity Tier 1 Capital Ratio	13.97%	N/A%	N/A%	N/A%	N/A%
Tier 1 Capital Ratio	13.97	14.69	16.05	17.18	17.90
Total Capital Ratio	15.22	15.94	17.31	18.45	19.17
Tier 1 Leverage Ratio	7.26	7.13	7.24	7.25	7.20
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.
2 December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.
3 December 31, 2015 calculated net of deferred tax liabilities.
4 December 31, 2015 includes unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2015, the Company remained characterized as "well-capitalized" under the new rules.

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

While our internal controls are designed to minimize operational risks, there is no assurance that business disruption or operational losses will not occur. On an ongoing basis, management reassesses operational risks, implements appropriate process changes, and invests in enhancements to its systems of internal controls.

Off-Balance Sheet Arrangements and Guarantees

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated variable interest entities ("VIEs"). These unconsolidated VIEs are primarily low-income housing partnerships and solar energy tax credit partnership investments. Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity's net asset value. The primary beneficiary consolidates the VIE. We have determined that the Company is not the primary beneficiary of these entities. As a result, we do not consolidate these VIEs. See discussion of our accounting policy related to VIEs in Note 1 to the Consolidated Financial Statements.

Guarantees

We pool Federal Housing Administration ("FHA") insured and U.S. Department of Veterans Affairs ("VA") guaranteed residential mortgage loans for sale to Ginnie Mae. We also sell residential mortgage loans in the secondary market to Fannie Mae. The agreements under which we sell residential mortgage loans to Ginnie Mae or Fannie Mae and the insurance or guaranty agreements with the FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse the respective investor if it is found that required documents were not delivered or were defective.

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

See discussion of our risks related to representation and warranty provisions as well as our risks related to residential mortgage loan servicing activities in Note 20 to the Consolidated Financial Statements.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Deposits with No Stated Maturity	$12,073,452	$—	$—	$—	$12,073,452
Time Deposits	933,273	196,380	32,960	15,038	1,177,651
Funds Purchased	7,333	—	—	—	7,333
Securities Sold Under Agreements to Repurchase	128,757	200,100	150,000	150,000	628,857
Other Debt [2]	53,408	175,897	4,362	3,920	237,587
Banker's Acceptances Outstanding	261	—	—	—	261
Capital Lease Obligations	825	1,650	1,650	26,405	30,530
Non-Cancelable Operating Leases	13,752	21,263	16,246	99,276	150,537
Purchase Obligations	10,689	9,316	3,435	2,085	25,525
Pension and Postretirement Benefit Contributions [3]	1,459	2,843	2,854	8,494	15,650
Total Contractual Obligations	$13,223,209	$607,449	$211,507	$305,218	$14,347,383

[1]
Our liability for unrecognized tax benefits ("UTBs") as of December 31, 2015 was $11.6 million. We were unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

[2]	Includes interest on non-recourse debt.

[3]	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the above table (see Note 20 to the Consolidated Financial Statements for more information). Our non-cancelable operating leases and capital lease obligations are primarily related to branch premises, equipment, and a portion of the Company's headquarters' building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates.

See discussion of credit, lease, and other contractual commitments in Note 20 to the Consolidated Financial Statements which is incorporated herein by reference.

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2015 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2015 and 2014.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2015				2014
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$111,370	$107,360	$107,250	$106,130	$106,169	$104,923	$103,924	$102,617
Interest Expense	9,726	9,469	9,468	9,360	9,537	9,544	9,512	9,384
Net Interest Income	101,644	97,891	97,782	96,770	96,632	95,379	94,412	93,233
Provision for Credit Losses	1,000	—	—	—	—	(2,665)	(2,199)	—
Investment Securities Gains (Losses), Net	(181)	24	86	10,231	1,966	1,858	2,079	2,160
Noninterest Income	44,947	43,197	45,839	42,076	43,852	43,092	42,402	42,608
Noninterest Expense	85,727	91,888	83,574	86,915	81,240	81,030	81,082	83,547
Income Before Provision for Income Taxes	59,683	49,224	60,133	62,162	61,210	61,964	60,010	54,454
Provision for Income Taxes	16,851	14,948	18,979	19,720	20,019	20,195	18,520	15,862
Net Income	$42,832	$34,276	$41,154	$42,442	$41,191	$41,769	$41,490	$38,592

Per Common Share
Basic Earnings Per Share	$1.00	$0.79	$0.95	$0.98	$0.95	$0.95	$0.94	$0.87
Diluted Earnings Per Share	$0.99	$0.79	$0.95	$0.97	$0.94	$0.95	$0.94	$0.87
Dividends Declared Per Share	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45	$0.45

Performance Ratios
Net Income to Average Total Assets (ROA)	1.11%	0.89%	1.10%	1.15%	1.12%	1.15%	1.17%	1.12%
Net Income to Average Shareholders' Equity (ROE)	15.41	12.45	15.33	16.18	15.39	15.57	15.87	15.15
Efficiency Ratio [1]	58.55	65.12	58.16	58.30	57.03	57.74	58.38	60.54
Net Interest Margin [2]	2.85	2.77	2.81	2.81	2.84	2.85	2.86	2.87

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2015 was $42.8 million, an increase of $1.6 million or 4% compared to the fourth quarter of 2014. Diluted earnings per share were $0.99 for the fourth quarter of 2015, an increase of $0.05 or 5% compared to the fourth quarter of 2014.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2015 was $104.7 million, an increase of $5.1 million or 5% compared to the fourth quarter of 2014. This increase was primarily due to a higher level of earning assets. Average earning assets increased by $704.7 million in the fourth quarter of 2015 compared to the same period in 2014. Earning assets increased primarily due to increased deposits. Total deposits were $13.3 billion as of December 31, 2015, a $618.0 million increase from December 31, 2014. Net interest margin was 2.85% for the fourth quarter of 2015, an increase of 1 basis point compared to the fourth quarter of 2014. Loan and investment yields decreased slightly in the fourth quarter of 2015 compared to the fourth quarter of 2014, primarily due to lower yields in our investment securities and loans, reflective of the continued low interest rate environment. However, this was offset by our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earning assets in the current quarter.

Provision for Credit Losses

We recorded a Provision of $1.0 million in the fourth quarter of 2015 compared to no Provision recorded in the fourth quarter of 2014, while recording net charge-offs of loans and leases of $2.2 million and $1.7 million in the fourth quarters of 2015 and 2014, respectively.

Noninterest Income

Net gains on sales of investment securities decreased by $2.1 million in the fourth quarter of 2015 compared to the fourth quarter of 2014. This decrease was primarily due to a $2.0 million gain of the sale of 22,000 Visa Class B restricted shares in the fourth quarter of 2014. See the "Noninterest Income" section of MD&A for more information.

Noninterest income, other than net gains on sales of investment securities, was $44.9 million in the fourth quarter of 2015, an increase of $1.1 million or 2% compared to the fourth quarter of 2014. This increase was primarily due to a $1.0 million distribution received from a low-income housing partnership. In addition, mortgage banking income increased by $1.0 million primarily due to our decision to sell more conforming saleable loans from current production, which generated gains on sales of residential mortgage loans. These increases were partially offset by a $1.0 million decrease in trust and asset management income primarily due to a decrease in the number of accounts under management.

Noninterest Expense

Noninterest expense was $85.7 million in the fourth quarter of 2015, an increase of $4.5 million or 6% compared to the fourth quarter of 2014. Salaries and benefits increased by $2.5 million primarily due to higher separation expense and base salaries. Insurance expense increased by $2.1 million primarily due to a reserve reduction in the fourth quarter of 2014. Operational losses, which include losses as a result of bank error, fraud, items processing, or theft, increased by $1.4 million. Data processing expense increased by $1.3 million primarily due to the roll-out of EMV chip-enabled debit cards. These increases were partially offset by a $3.9 million gain on the sale of a Honolulu branch property in the fourth quarter of 2015.

Provision for Income Taxes

The provision for income taxes was $16.9 million in the fourth quarter of 2015, a decrease of $3.2 million or 16% compared to the fourth quarter of 2014. The effective tax rate for the fourth quarter of 2015 was 28.23% compared with an effective tax rate of 32.71% for the fourth quarter of 2014. The lower effective tax rate in the fourth quarter of 2015 was primarily due to a $0.9 million release of a valuation allowance for the expected utilization of capital losses due to the sale of a low-income housing investment in 2015, a $0.6 million addition to reserves for uncertain tax positions in 2014 and a $0.4 million release of reverse from uncertain tax positions in 2015.

Common Stock Repurchase Program

In the fourth quarter of 2015, we repurchased 214,000 shares of our common stock under our share repurchase program at an average cost per share of $65.08 and a total cost of $13.9 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Bank of Hawaii Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 29, 2016

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013
Interest Income
Interest and Fees on Loans and Leases	$298,522	$267,407	$253,276
Income on Investment Securities
Available-for-Sale	41,492	42,475	53,570
Held-to-Maturity	89,650	105,860	90,062
Deposits	8	9	10
Funds Sold	1,133	673	415
Other	1,305	1,209	1,172
Total Interest Income	432,110	417,633	398,505
Interest Expense
Deposits	9,626	9,534	10,143
Securities Sold Under Agreements to Repurchase	25,364	25,905	26,837
Funds Purchased	12	13	44
Short-Term Borrowings	—	—	2
Other Debt	3,021	2,525	2,572
Total Interest Expense	38,023	37,977	39,598
Net Interest Income	394,087	379,656	358,907
Provision for Credit Losses	1,000	(4,864)	—
Net Interest Income After Provision for Credit Losses	393,087	384,520	358,907
Noninterest Income
Trust and Asset Management	47,685	47,798	47,932
Mortgage Banking	11,583	7,571	19,186
Service Charges on Deposit Accounts	34,072	35,669	37,124
Fees, Exchange, and Other Service Charges	53,353	53,401	50,469
Investment Securities Gains, Net	10,160	8,063	—
Annuity and Insurance	7,664	8,065	9,190
Bank-Owned Life Insurance	7,039	6,639	5,892
Other	14,663	12,811	16,430
Total Noninterest Income	186,219	180,017	186,223
Noninterest Expense
Salaries and Benefits	191,963	183,028	184,211
Net Occupancy	30,217	37,296	38,745
Net Equipment	20,162	18,479	18,366
Data Processing	16,472	14,979	13,840
Professional Fees	9,660	9,794	9,405
FDIC Insurance	8,669	7,936	7,765
Other	70,961	55,387	58,637
Total Noninterest Expense	348,104	326,899	330,969
Income Before Provision for Income Taxes	231,202	237,638	214,161
Provision for Income Taxes	70,498	74,596	63,659
Net Income	$160,704	$163,042	$150,502
Basic Earnings Per Share	$3.72	$3.71	$3.39
Diluted Earnings Per Share	$3.70	$3.69	$3.38
Dividends Declared Per Share	$1.80	$1.80	$1.80
Basic Weighted Average Shares	43,217,818	43,899,208	44,380,948
Diluted Weighted Average Shares	43,454,877	44,125,456	44,572,725

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Net Income	$160,704	$163,042	$150,502
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(2,125)	16,858	(69,206)
Defined Benefit Plans	5,254	(11,721)	8,175
Other Comprehensive Income (Loss)	3,129	5,137	(61,031)
Comprehensive Income	$163,833	$168,179	$89,471

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Interest-Bearing Deposits in Other Banks	$4,130	$2,873
Funds Sold	592,892	360,577
Investment Securities
Available-for-Sale	2,256,818	2,289,190
Held-to-Maturity (Fair Value of $4,006,412 and $4,504,495)	3,982,736	4,466,679
Loans Held for Sale	4,808	5,136
Loans and Leases	7,878,985	6,897,589
Allowance for Loan and Lease Losses	(102,880)	(108,688)
Net Loans and Leases	7,776,105	6,788,901
Total Earning Assets	14,617,489	13,913,356
Cash and Due From Banks	158,699	172,126
Premises and Equipment, Net	111,199	109,854
Accrued Interest Receivable	44,719	44,654
Foreclosed Real Estate	824	2,311
Mortgage Servicing Rights	23,002	24,695
Goodwill	31,517	31,517
Bank-Owned Life Insurance	268,175	262,807
Other Assets	199,392	225,888
Total Assets	$15,455,016	$14,787,208

Liabilities
Deposits
Noninterest-Bearing Demand	$4,286,331	$3,832,943
Interest-Bearing Demand	2,761,930	2,559,570
Savings	5,025,191	4,806,575
Time	1,177,651	1,434,001
Total Deposits	13,251,103	12,633,089
Funds Purchased	7,333	8,459
Securities Sold Under Agreements to Repurchase	628,857	688,601
Other Debt	245,786	173,912
Retirement Benefits Payable	47,374	55,477
Accrued Interest Payable	5,032	5,148
Taxes Payable and Deferred Taxes	17,737	27,777
Other Liabilities	135,534	139,659
Total Liabilities	14,338,756	13,732,122
Commitments, Contingencies, and Guarantees (Note 20)
Shareholders' Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2015 - 57,749,071 / 43,282,153 and December 31, 2014 - 57,634,755 / 43,724,208)	575	574
Capital Surplus	542,041	531,932
Accumulated Other Comprehensive Loss	(23,557)	(26,686)
Retained Earnings	1,316,260	1,234,801
Treasury Stock, at Cost (Shares: December 31, 2015 - 14,466,918 and December 31, 2014 - 13,910,547)	(719,059)	(685,535)
Total Shareholders' Equity	1,116,260	1,055,086
Total Liabilities and Shareholders' Equity	$15,455,016	$14,787,208

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2012	44,754,835	$571	$515,619	$29,208	$1,084,477	$(608,210)	$1,021,665
Net Income	—	—	—	—	150,502	—	150,502
Other Comprehensive Loss	—	—	—	(61,031)	—	—	(61,031)
Share-Based Compensation	—	—	5,546	—	—	—	5,546
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	505,691	1	1,340	—	(2,691)	16,833	15,483
Common Stock Repurchased	(770,141)	—	—	—	—	(39,655)	(39,655)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(80,534)	—	(80,534)
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976

Net Income	—	—	—	—	163,042	—	163,042
Other Comprehensive Income	—	—	—	5,137	—	—	5,137
Share-Based Compensation	—	—	7,870	—	—	—	7,870
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	345,278	2	1,557	—	(335)	9,543	10,767
Common Stock Repurchased	(1,111,455)	—	—	—	—	(64,046)	(64,046)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(79,660)	—	(79,660)
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086

Net Income	—	—	—	—	160,704	—	160,704
Other Comprehensive Income	—	—	—	3,129	—	—	3,129
Share-Based Compensation	—	—	7,689	—	—	—	7,689
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	401,904	1	2,420	—	(878)	19,457	21,000
Common Stock Repurchased	(843,959)	—	—	—	—	(52,981)	(52,981)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(78,367)	—	(78,367)
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Operating Activities
Net Income	$160,704	$163,042	$150,502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,000	(4,864)	—
Impairment of Equipment Held for Sale	9,453	—	—
Depreciation and Amortization	12,785	12,442	12,128
Amortization of Deferred Loan and Lease Fees	(1,896)	(2,064)	(3,275)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	49,698	50,280	58,575
Share-Based Compensation	7,689	7,870	5,546
Benefit Plan Contributions	(1,974)	(1,561)	(1,229)
Deferred Income Taxes	(6,517)	(5,211)	503
Net Gains on Sales of Loans and Leases	(4,139)	(2,896)	(19,952)
Net Losses (Gains) on Investment Securities	(10,160)	(8,063)	—
Proceeds from Sales of Loans Held for Sale	188,141	72,096	683,772
Originations of Loans Held for Sale	(183,027)	(68,006)	(652,821)
Tax Benefits from Share-Based Compensation	(1,076)	(670)	(948)
Net Change in Other Assets and Other Liabilities	13,331	(2,915)	9,162
Net Cash Provided by Operating Activities	234,012	209,480	241,963

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	413,587	325,211	919,579
Proceeds from Sales	67,985	16,574	—
Purchases	(468,573)	(375,620)	(510,548)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	979,007	776,876	1,054,466
Purchases	(518,664)	(525,070)	(1,661,874)
Purchase of Bank-Owned Life Insurance	—	(35,000)	—
Net Change in Loans and Leases	(990,315)	(809,382)	(257,158)
Premises and Equipment, Net	(14,130)	(13,660)	(15,759)
Net Cash Used in Investing Activities	(531,103)	(640,071)	(471,294)

Financing Activities
Net Change in Deposits	618,014	718,433	385,174
Net Change in Short-Term Borrowings	(60,870)	(82,971)	9,788
Proceeds from Other Debt	175,000	—	50,000
Repayments of Other Debt	(100,000)	—	—
Tax Benefits from Share-Based Compensation	1,076	670	948
Proceeds from Issuance of Common Stock	15,364	9,995	14,495
Repurchase of Common Stock	(52,981)	(64,046)	(39,655)
Cash Dividends Paid	(78,367)	(79,660)	(80,534)
Net Cash Provided by Financing Activities	517,236	502,421	340,216

Net Change in Cash and Cash Equivalents	220,145	71,830	110,885
Cash and Cash Equivalents at Beginning of Period	535,576	463,746	352,861
Cash and Cash Equivalents at End of Period	$755,721	$535,576	$463,746
Supplemental Information
Cash Paid for Interest	$37,419	$36,795	$38,424
Cash Paid for Income Taxes	72,740	72,127	75,166
Non-Cash Investing and Financing Activities:
Transfer from Investment Securities Available-For-Sale to Investment Securities Held-To-Maturity	—	—	579,888
Transfer from Loans to Foreclosed Real Estate	676	3,950	5,429
Transfers from Loans to Loans Held for Sale	101,803	—	—

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

Prior to January 1, 2015, the Company utilized the effective yield method whereby the Company recognized tax credits generally over 10 years and amortized the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company. On January 1, 2015, the Company adopted ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects" prospectively for new investments. ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. As permitted by ASU No. 2014-01, the Company elected to continue to utilize the effective yield method for investments made prior to January 1, 2015. See Accounting Standards Adopted in 2015 below for more information.

Unfunded commitments to fund these low-income housing partnerships were $25.3 million and $31.4 million as of December 31, 2015 and 2014, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.

The Company also has limited partnership interests in three solar energy tax credit partnership investments. These partnerships develop, build, own and operate solar renewable energy projects. Over the course of the investment, the Company will receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized. The tax benefits are generally recognized over 6 years.
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

The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $79.0 million and $77.5 million as of December 31, 2015 and 2014, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2015 and 2014. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment ("OTTI") analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2015, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For the pooled segment of the Company's commercial and industrial loan class, which consists of small business loans, the entire outstanding balance of the loan remains on accrual status until it is charged off during the month that the loan becomes 120 days past due as to principal or interest. As previously mentioned, for residential mortgage and home equity loan classes, a partial charge-off may be recorded at 120 days past due as to principal or interest depending on the collateral value and/or the collectability of the loan. In the event that a loan or line in the home equity loan class is behind another financial institution's first mortgage, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest, unless the combined loan-to-value ratio is 60% or less. As noted above, loans in the automobile and other consumer loan classes are charged off in its entirety upon the loan becoming 120 days past due (180 days past due for credit cards) as to principal or interest.

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

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premiums or discounts), impairment is recognized by establishing or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring when, due to a borrower's financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and funds sold. All amounts are readily convertible to cash and have maturities of less than 90 days.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization.

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives generally range up to 30 years for buildings and up to 10 years for equipment. Capitalized leased assets and leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Repairs and maintenance are charged to expense as incurred, while improvements which extend the estimated useful life of the asset are capitalized and depreciated over the estimated remaining life of the asset.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company's financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2015, the Company's goodwill impairment evaluation indicated that there was no impairment.

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank ("FHLB") of Des Moines and Federal Reserve Bank ("FRB") stock as a condition of membership. These non-marketable equity securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts. See Note 19 (Balance Sheet Offsetting) for more information.

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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial gains or losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains or losses. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining expected lives of the pension plan participants and over the average remaining future service years of the postretirement benefit plan participants. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

The Company recognizes in its consolidated statements of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. The Company also measures the Plans' assets and obligations that determine its funded status as of the end of the year and recognizes those changes in other comprehensive income, net of tax.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2015, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company's Consolidated Financial Statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent's common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Beginning in 2014, the Company issued restricted stock units ("RSUs") payable solely in cash which are accounted for as other liabilities in the statement of condition. The fair value of RSUs is initially valued based on the closing price of the Parent's common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent's common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent's common stock at the time of grant. The amortization of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Amortization expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5.3 million for the years ended December 31, 2015 and 2014, and $5.0 million for the year ended December 31, 2013.

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

In determining fair value measurements, management assesses whether the volume and level of activity for an asset or liability have significantly decreased. In such instances, management determines whether recent quoted prices are associated with illiquid or inactive markets. If management concludes that quoted prices are associated with illiquid or inactive markets, adjustments to quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability's fair value. See Note 14 (Employee Benefits) and Note 21 (Fair Value of Assets and Liabilities) for the required fair value measurement disclosures.

Accounting Standards Adopted in 2015

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects (see Note 18 (Affordable Housing Projects Tax Credit Partnerships)). The Company adopted ASU No. 2014-01 effective January 1, 2015. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. Prior to adoption of ASU No. 2014-01, the Company accounted for such investments using the effective yield method and continued to do so for these pre-existing investments after adopting ASU No. 2014-01. The Company expects future investments to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. There were no new investments being amortized since the adoption of ASU No. 2014-01 on January 1, 2015, and therefore, the adoption of ASU No. 2014-01 did not have a material impact on the Company's Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 19 (Balance Sheet Offsetting)). The Company adopted the amendments in this ASU effective January 1, 2015. As of December 31, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. However, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted ASU No. 2014-12 effective January 1, 2015. As of December 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company's Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s current method of accounting for fees paid in a cloud computing arrangement is consistent with the accounting guidance provided by ASU No. 2015-05. Therefore, the adoption of ASU No. 2015-05 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company is currently evaluating the provisions of ASU No. 2016-01 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 2.  Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank's average required reserve balances were $99.3 million and $92.3 million as of December 31, 2015 and 2014, respectively.

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities as of December 31, 2015, 2014, and 2013 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

December 31, 2013
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$390,873	$6,640	$(234)	$397,279
Debt Securities Issued by States and Political Subdivisions	691,861	8,396	(13,455)	686,802
Debt Securities Issued by Corporations	280,172	1,165	(7,836)	273,501
Mortgage-Backed Securities:
Residential - Government Agencies	641,227	13,816	(1,849)	653,194
Residential - U.S. Government-Sponsored Enterprises	21,865	1,403	—	23,268
Commercial - Government Agencies	219,859	—	(10,206)	209,653
Total Mortgage-Backed Securities	882,951	15,219	(12,055)	886,115
Total	$2,245,857	$31,420	$(33,580)	$2,243,697
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$433,987	$3,045	$(3,667)	$433,365
Debt Securities Issued by States and Political Subdivisions	253,039	817	(133)	253,723
Debt Securities Issued by Corporations	190,181	—	(5,708)	184,473
Mortgage-Backed Securities:
Residential - Government Agencies	3,523,343	31,786	(66,572)	3,488,557
Residential - U.S. Government-Sponsored Enterprises	21,602	1,423	—	23,025
Commercial - Government Agencies	322,367	—	(7,923)	314,444
Total Mortgage-Backed Securities	3,867,312	33,209	(74,495)	3,826,026
Total	$4,744,519	$37,071	$(84,003)	$4,697,587

The table below presents an analysis of the contractual maturities of the Company's investment securities as of December 31, 2015. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$69,889	$70,173
Due After One Year Through Five Years	474,444	477,064
Due After Five Years Through Ten Years	408,341	419,001
Due After Ten Years	70,732	75,096
	1,023,406	1,041,334

Debt Securities Issued by Government Agencies	355,714	358,348
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	441,864
Commercial - Government Agencies	103,227	99,027
Total Mortgage-Backed Securities	856,953	857,136
Total	$2,236,073	$2,256,818

Held-to-Maturity:
Due After One Year Through Five Years	$522,433	$523,945
Due After Five Years Through Ten Years	292,951	301,459
Due After Ten Years	71,644	77,285
	887,028	902,689
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	646,802
Commercial - Government Agencies	256,808	256,957
Total Mortgage-Backed Securities	3,095,708	3,103,723
Total	$3,982,736	$4,006,412

Investment securities with carrying values of $2.5 billion, $2.8 billion, and $2.6 billion as of December 31, 2015, 2014, and 2013, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2015, 2014, and 2013.

(dollars in thousands)	2015	2014	2013
Gross Gains on Sales of Investment Securities	$11,640	$8,063	$—
Gross Losses on Sales of Investment Securities	(1,480)	—	—
Net Gains on Sales of Investment Securities	$10,160	$8,063	$—

The securities sold for losses in 2015 were government agency commercial mortgage-backed securities categorized as available-for-sale. These loans were sold to reduce our allocation to the sector and did not represent an overall change in strategy.

The income tax expense related to the Company's net realized gains on the sales of investment securities was $4.0 million in 2015 and $3.2 million in 2014. There were no sales of investment securities in 2013.

The Company's investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,260	$(822)	$5,452	$(16)	$149,712	$(838)
Debt Securities Issued by States and Political Subdivisions	72,248	(252)	6,798	(52)	79,046	(304)
Debt Securities Issued by Corporations	101,269	(1,747)	162,304	(2,755)	263,573	(4,502)
Mortgage-Backed Securities:
Residential - Government Agencies	30,679	(130)	9,117	(1,137)	39,796	(1,267)
Residential - U.S. Government-Sponsored Enterprises	346,603	(2,264)	—	—	346,603	(2,264)
Commercial - Government Agencies	—	—	99,026	(4,200)	99,026	(4,200)
Total Mortgage-Backed Securities	377,282	(2,394)	108,143	(5,337)	485,425	(7,731)
Total	$695,059	$(5,215)	$282,697	$(8,160)	$977,756	$(13,375)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$264,747	$(1,139)	$—	$—	$264,747	$(1,139)
Debt Securities Issued by Corporations	28,218	(66)	71,208	(1,975)	99,426	(2,041)
Mortgage-Backed Securities:
Residential - Government Agencies	562,502	(5,828)	414,207	(13,239)	976,709	(19,067)
Residential - U.S. Government-Sponsored Enterprises	450,147	(2,616)	—	—	450,147	(2,616)
Commercial - Government Agencies	74,040	(958)	52,207	(1,274)	126,247	(2,232)
Total Mortgage-Backed Securities	1,086,689	(9,402)	466,414	(14,513)	1,553,103	(23,915)
Total	$1,379,654	$(10,607)	$537,622	$(16,488)	$1,917,276	$(27,095)

December 31, 2014
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,729	$(2)	$5,546	$(38)	$7,275	$(40)
Debt Securities Issued by States and Political Subdivisions	78,068	(305)	94,543	(1,140)	172,611	(1,445)
Debt Securities Issued by Corporations	73,829	(1,171)	180,335	(2,814)	254,164	(3,985)
Mortgage-Backed Securities:
Residential - Government Agencies	3,025	(8)	12,215	(1,035)	15,240	(1,043)
Residential - U.S. Government-Sponsored Enterprises	103,824	(191)	—	—	103,824	(191)
Commercial - Government Agencies	—	—	178,232	(8,581)	178,232	(8,581)
Total Mortgage-Backed Securities	106,849	(199)	190,447	(9,616)	297,296	(9,815)
Total	$260,475	$(1,677)	$470,871	$(13,608)	$731,346	$(15,285)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$70,016	$(134)	$144,222	$(1,025)	$214,238	$(1,159)
Debt Securities Issued by Corporations	46,196	(349)	82,109	(3,093)	128,305	(3,442)
Mortgage-Backed Securities:
Residential - Government Agencies	280,967	(1,207)	845,911	(19,429)	1,126,878	(20,636)
Residential - U.S. Government-Sponsored Enterprises	45,754	(15)	—	—	45,754	(15)
Commercial - Government Agencies	124,594	(179)	171,091	(3,612)	295,685	(3,791)
Total Mortgage-Backed Securities	451,315	(1,401)	1,017,002	(23,041)	1,468,317	(24,442)
Total	$567,527	$(1,884)	$1,243,333	$(27,159)	$1,810,860	$(29,043)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2015, which were comprised of 224 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2015, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Taxable	$109,912	$127,128	$125,379
Non-Taxable	21,230	21,207	18,253
Total Interest Income from Investment Securities	$131,142	$148,335	$143,632

As of December 31, 2015, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $575.7 million, representing 58% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 91% were credit-rated Aa2 or better by Moody's while most of the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company's total Hawaii municipal bond holdings, 77% were general obligation issuances. As of December 31, 2015, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.
As of December 31, 2015 and 2014 the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2015	2014
Federal Home Loan Bank Stock	$19,000	$47,075
Federal Reserve Bank Stock	19,836	19,299
Total	$38,836	$66,374

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

Effective May 31, 2015, FHLB Des Moines completed its merger with the Federal Home Loan Bank of Seattle (“FHLB Seattle”). The continuing bank, FHLB Des Moines, remains headquartered in Des Moines with a western regional office in Seattle. Prior to the merger, the Company held stock in FHLB Seattle. Pursuant to the terms of the Merger Agreement, each share of FHLB Seattle stock was converted into one share of FHLB Des Moines stock. In addition, upon the merger, the Company's excess FHLB stock was redeemed and the Company’s membership effectively transferred to FHLB Des Moines.  The merger did not have a material impact on the Company's Consolidated Financial Statements or the Company's dealings with the continuing bank.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2015, the conversion ratio was 1.6483.

For the year ended December 31, 2015, the Company recorded a $10.1 million net gain on the sale of 95,000 Visa Class B shares. Concurrent with these sales, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 288,714 Class B shares (475,887 Class A equivalents) that the Company owns are carried at a zero cost basis. The Company also contributed 13,800 Visa Class B restricted shares to the Bank of Hawaii Foundation during 2015. The contribution had no impact on noninterest expense; however, the contribution favorably impacted our effective tax rate in 2015.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company's loan and lease portfolio was comprised of the following as of December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
Commercial
Commercial and Industrial	$1,115,168	$1,055,243
Commercial Mortgage	1,677,147	1,437,513
Construction	156,660	109,183
Lease Financing	204,877	226,189
Total Commercial	3,153,852	2,828,128
Consumer
Residential Mortgage	2,925,605	2,571,090
Home Equity	1,069,400	866,688
Automobile	381,735	323,848
Other [1]	348,393	307,835
Total Consumer	4,725,133	4,069,461
Total Loans and Leases	$7,878,985	$6,897,589
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $47.3 million and $57.0 million as of December 31, 2015 and 2014, respectively.

Commercial loans and residential mortgage loans of $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, residential mortgage loans of approximately $1.7 billion and $1.1 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 (Other Debt) for FHLB advances outstanding as of December 31, 2015 and 2014 .

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $5.9 million, $2.4 million, and $8.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2015, 2014, and 2013.

Substantially all of the Company's lending activity is with customers located in Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2015, 2014, and 2013. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company's impairment measurement method and the related recorded investment in loans and leases as of December 31, 2015, 2014, and 2013.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(954)	(15,485)	(16,439)
Recoveries on Loans and Leases Previously Charged-Off	2,173	7,458	9,631
Net Loans and Leases Recovered (Charged-Off)	1,219	(8,027)	(6,808)
Provision for Credit Losses	(5,056)	6,056	1,000
Balance at End of Period	$60,714	$42,166	$102,880
As of December 31, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$205	$3,373	$3,578
Collectively Evaluated for Impairment	60,509	38,793	99,302
Total	$60,714	$42,166	$102,880
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,950	$38,747	$66,697
Collectively Evaluated for Impairment	3,125,902	4,686,386	7,812,288
Total	$3,153,852	$4,725,133	$7,878,985

For the Year Ended December 31, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(2,068)	(13,371)	(15,439)
Recoveries on Loans and Leases Previously Charged-Off	4,721	8,816	13,537
Net Loans and Leases Recovered (Charged-Off)	2,653	(4,555)	(1,902)
Provision for Credit Losses	(9,548)	4,684	(4,864)
Balance at End of Period	$64,551	$44,137	$108,688
As of December 31, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,387	$3,561	$5,948
Collectively Evaluated for Impairment	62,164	40,576	102,740
Total	$64,551	$44,137	$108,688
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$25,116	$39,631	$64,747
Collectively Evaluated for Impairment	2,803,012	4,029,830	6,832,842
Total	$2,828,128	$4,069,461	$6,897,589

For the Year Ended December 31, 2013
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,704	$56,153	$128,857
Loans and Leases Charged-Off	(8,099)	(17,021)	(25,120)
Recoveries on Loans and Leases Previously Charged-Off	2,644	9,073	11,717
Net Loans and Leases Charged-Off	(5,455)	(7,948)	(13,403)
Provision for Credit Losses	4,197	(4,197)	—
Balance at End of Period	$71,446	$44,008	$115,454
As of December 31, 2013
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$9,054	$3,722	$12,776
Collectively Evaluated for Impairment	62,392	40,286	102,678
Total	$71,446	$44,008	$115,454
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$38,469	$38,646	$77,115
Collectively Evaluated for Impairment	2,489,964	3,528,308	6,018,272
Total	$2,528,433	$3,566,954	$6,095,387

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2015 and 2014.

	December 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,059,475	$1,591,696	$154,976	$204,348	$3,010,495
Special Mention	28,076	43,674	80	76	71,906
Classified	27,617	41,777	1,604	453	71,451
Total	$1,115,168	$1,677,147	$156,660	$204,877	$3,153,852

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,910,667	$1,064,253	$381,420	$347,710	$4,704,050
Classified	14,938	5,147	315	683	21,083
Total	$2,925,605	$1,069,400	$381,735	$348,393	$4,725,133
Total Recorded Investment in Loans and Leases					$7,878,985

	December 31, 2014
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,001,474	$1,358,812	$107,381	$225,783	$2,693,450
Special Mention	17,364	45,082	—	17	62,463
Classified	36,405	33,619	1,802	389	72,215
Total	$1,055,243	$1,437,513	$109,183	$226,189	$2,828,128

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,556,140	$862,258	$323,232	$307,123	$4,048,753
Classified	14,950	4,430	616	712	20,708
Total	$2,571,090	$866,688	$323,848	$307,835	$4,069,461
Total Recorded Investment in Loans and Leases					$6,897,589
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company's loan and lease portfolio as of December 31, 2015 and 2014.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2015
Commercial
Commercial and Industrial	$1,118	$359	$—	$5,829	$7,306	$1,107,862	$1,115,168	$452
Commercial Mortgage	1,245	27	—	3,469	4,741	1,672,406	1,677,147	2,890
Construction	2,120	—	—	—	2,120	154,540	156,660	—
Lease Financing	—	—	—	—	—	204,877	204,877	—
Total Commercial	4,483	386	0	9,298	14,167	3,139,685	3,153,852	3,342
Consumer
Residential Mortgage	7,148	3,993	4,453	14,598	30,192	2,895,413	2,925,605	2,056
Home Equity	3,856	1,906	1,710	4,081	11,553	1,057,847	1,069,400	1,710
Automobile	8,103	1,803	315	—	10,221	371,514	381,735	—
Other [1]	2,281	1,448	1,096	—	4,825	343,568	348,393	—
Total Consumer	21,388	9,150	7,574	18,679	56,791	4,668,342	4,725,133	3,766
Total	$25,871	$9,536	$7,574	$27,977	$70,958	$7,808,027	$7,878,985	$7,108

As of December 31, 2014
Commercial
Commercial and Industrial	$992	$356	$2	$9,088	$10,438	$1,044,805	$1,055,243	$7,819
Commercial Mortgage	458	—	—	745	1,203	1,436,310	1,437,513	—
Construction	—	—	—	—	—	109,183	109,183	—
Lease Financing	—	—	—	—	—	226,189	226,189	—
Total Commercial	1,450	356	2	9,833	11,641	2,816,487	2,828,128	7,819
Consumer
Residential Mortgage	4,907	2,107	4,506	14,841	26,361	2,544,729	2,571,090	632
Home Equity	3,461	2,661	2,596	3,097	11,815	854,873	866,688	375
Automobile	7,862	1,483	616	—	9,961	313,887	323,848	—
Other [1]	2,416	1,049	941	—	4,406	303,429	307,835	—
Total Consumer	18,646	7,300	8,659	17,938	52,543	4,016,918	4,069,461	1,007
Total	$20,096	$7,656	$8,661	$27,771	$64,184	$6,833,405	$6,897,589	$8,826
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2015 and 2014.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,650	$28,212	$—
Commercial Mortgage	10,407	13,907	—
Construction	1,604	1,604	—
Total Commercial	26,661	43,723	—
Total Impaired Loans with No Related Allowance Recorded	$26,661	$43,723	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,289	$1,289	$205
Total Commercial	1,289	1,289	205
Consumer
Residential Mortgage	28,981	34,694	3,171
Home Equity	1,089	1,089	12
Automobile	7,012	7,012	143
Other [1]	1,665	1,665	47
Total Consumer	38,747	44,460	3,373
Total Impaired Loans with an Allowance Recorded	$40,036	$45,749	$3,578

Impaired Loans:
Commercial	$27,950	$45,012	$205
Consumer	38,747	44,460	3,373
Total Impaired Loans	$66,697	$89,472	$3,578

December 31, 2014
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,763	$15,013	$—
Commercial Mortgage	6,480	6,480	—
Construction	1,689	1,689	—
Total Commercial	17,932	23,182	—
Total Impaired Loans with No Related Allowance Recorded	$17,932	$23,182	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$7,184	$13,784	$2,387
Total Commercial	7,184	13,784	2,387
Consumer
Residential Mortgage	32,331	37,989	3,445
Home Equity	1,012	1,012	16
Automobile	5,375	5,375	66
Other [1]	913	913	34
Total Consumer	39,631	45,289	3,561
Total Impaired Loans with an Allowance Recorded	$46,815	$59,073	$5,948

Impaired Loans:
Commercial	$25,116	$36,966	$2,387
Consumer	39,631	45,289	3,561
Total Impaired Loans	$64,747	$82,255	$5,948
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015		Year Ended December 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,589	$406	$11,167	$318
Commercial Mortgage	7,521	268	8,529	225
Construction	1,647	106	1,570	93
Total Commercial	21,757	780	21,266	636
Consumer
Other [1]	—	—	6	—
Total Consumer	—	—	6	—
Total Impaired Loans with No Related Allowance Recorded	$21,757	$780	$21,272	$636

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,379	$98	$8,045	$118
Total Commercial	5,379	98	8,045	118
Consumer
Residential Mortgage	30,895	1,133	31,998	1,028
Home Equity	1,137	42	964	34
Automobile	5,992	432	5,263	433
Other [1]	1,198	111	560	49
Total Consumer	39,222	1,718	38,785	1,544
Total Impaired Loans with an Allowance Recorded	$44,601	$1,816	$46,830	$1,662

Impaired Loans:
Commercial	$27,136	$878	$29,311	$754
Consumer	39,222	1,718	38,791	1,544
Total Impaired Loans	$66,358	$2,596	$68,102	$2,298
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2013, the average recorded investment in impaired loans was $61.2 million and the interest income recognized on impaired loans was $1.8 million. For the years ended December 31, 2015, 2014, and 2013, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that were on accrual status. For the years ended December 31, 2015, 2014, and 2013, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring ("TDR") when the Company for economic or legal reasons related to a borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $65.0 million and $60.2 million as of December 31, 2015 and 2014, respectively. There were no commitments to lend additional funds on loans modified in a TDR as of December 31, 2015 and 2014.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2015 and 2014.

	Loans Modified as a TDR for the Year Ended December 31, 2015			Loans Modified as a TDR for the Year Ended December 31, 2014
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	30	$5,414	$1	19	$10,263	$2,360
Commercial Mortgage	4	4,307	—	1	315	—
Total Commercial	34	9,721	1	20	10,578	2,360
Consumer
Residential Mortgage	13	4,255	99	17	6,329	278
Home Equity	3	367	4	2	156	2
Automobile	170	3,996	81	131	2,576	32
Other [2]	168	1,099	31	84	666	25
Total Consumer	354	9,717	215	234	9,727	337
Total	388	$19,438	$216	254	$20,305	$2,697

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2015 and 2014, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2015		Year Ended December 31, 2014
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	2	$4,924	4	$728
Total Commercial	2	4,924	4	728
Consumer
Residential Mortgage	4	1,449	2	506
Automobile	10	220	6	77
Other [2]	21	118	6	48
Total Consumer	35	1,787	14	631
Total	37	$6,711	18	$1,359
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $8.5 million as of December 31, 2015.

Related Party Loans

Certain directors and executive officers of the Company, companies in which they are principal owners, and trusts in which they are involved, have loans with the Bank. These loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements. As of December 31, 2015 and 2014, related party loan balances were $16.7 million and $17.0 million, respectively.

Note 5.  Mortgage Servicing Rights

The Company's portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of December 31, 2015, $2.9 billion as of December 31, 2014, and $3.1 billion as of December 31, 2013. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 (Fair Value of Assets and Liabilities) for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.2 million, $7.9 million, and $8.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2015, 2014, and 2013, the change in the fair value of the Company's mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2015	2014	2013
Balance at Beginning of Year	$2,604	$3,826	$4,761
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	(251)	(869)	127
Due to Payoffs	(383)	(353)	(1,062)
Total Changes in Fair Value of Mortgage Servicing Rights	(634)	(1,222)	(935)
Balance at End of Year	$1,970	$2,604	$3,826

[1]	Principally represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2015, 2014, and 2013, the change in the carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2015	2014	2013
Balance at Beginning of Year	$22,091	$24,297	$20,479
Servicing Rights that Resulted From Asset Transfers	1,737	747	6,351
Amortization	(2,832)	(2,896)	(2,533)
Valuation Allowance Provision	36	(57)	—
Balance at End of Year	$21,032	$22,091	$24,297

Valuation Allowance:
Balance at Beginning of Year	$(57)	$—	$—
Valuation Allowance Provision	36	(57)	—
Balance at End of Year	$(21)	$(57)	$—

Fair Value:
Balance at Beginning of Year	$22,837	$30,100	$23,143
Balance at End of Year	$24,804	$22,837	$30,100

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Weighted-Average Constant Prepayment Rate [1]	9.10%	11.62%
Weighted-Average Life (in years)	7.40	6.28
Weighted-Average Note Rate	4.23%	4.28%
Weighted-Average Discount Rate [2]	9.38%	10.61%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.

A sensitivity analysis of the Company's fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2015 and 2014 is presented in the following table.

	December 31,
(dollars in thousands)	2015	2014
Constant Prepayment Rate
Decrease in fair value from 25 basis points ("bps") adverse change	$(285)	$(265)
Decrease in fair value from 50 bps adverse change	(566)	(524)
Discount Rate
Decrease in fair value from 25 bps adverse change	(292)	(250)
Decrease in fair value from 50 bps adverse change	(577)	(495)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company's mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company's premises and equipment as of December 31, 2015 and 2014 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2015
Premises	$322,552	$(238,912)	$83,640
Equipment	111,071	(86,176)	24,895
Capital Leases	6,593	(3,929)	2,664
Total	$440,216	$(329,017)	$111,199

December 31, 2014
Premises	$322,536	$(235,464)	$87,072
Equipment	106,623	(86,577)	20,046
Capital Leases	6,593	(3,857)	2,736
Total	$435,752	$(325,898)	$109,854

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $12.8 million, $12.4 million, and $12.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

There was no impairment of the Company's premises and equipment for the years ended December 31, 2015, 2014 and 2013.

Note 7.  Other Assets

The components of the Company's other assets as of December 31, 2015 and 2014 were as follows:

	December 31,
(dollars in thousands)	2015	2014
Federal Home Loan Bank and Federal Reserve Bank Stock	$38,836	$66,374
Derivative Financial Instruments	13,967	16,515
Low-Income Housing and Other Equity Investments	79,033	77,495
Deferred Compensation Plan Assets	20,262	18,794
Prepaid Expenses	8,262	7,787
Accounts Receivable	12,539	13,405
Other	26,493	25,518
Total	$199,392	$225,888

Note 8.  Deposits

Time Deposits

As of December 31, 2015 and 2014, the Company's total time deposits were $1.2 billion and $1.4 billion, respectively. As of December 31, 2015, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2016	$933,273
2017	161,913
2018	34,467
2019	15,293
2020	17,667
Thereafter	15,038
Total	$1,177,651

The amount of time deposits with balances of $100,000 or more was $0.9 billion and $1.2 billion as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$422,466
Over Three Months through Six Months	202,100
Over Six Months through Twelve Months	164,806
Over Twelve Months	139,767
Total	$929,139

Public Deposits

As of December 31, 2015 and 2014, deposits of governmental entities of $1.2 billion and $1.3 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company's short-term borrowings (original maturity of one year or less) as of December 31, 2015 and 2014 were as follows:

	December 31,
(dollars in thousands)	2015	2014
Funds Purchased [1]
Amounts Outstanding	$7,333	$8,459
Weighted-Average Interest Rate	0.14%	0.14%
Securities Sold Under Agreements to Repurchase (short-term) [2]
Amounts Outstanding	$3,992	$7,700
Weighted-Average Interest Rate	0.06%	0.10%

[1]	Federal funds purchased generally mature on the next business day following the date of purchase.

[2]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $49.9 million and $80.9 million as of December 31, 2015, and 2014, respectively, and long-term repurchase agreements with private institutions of $575.0 million and $600.0 million as of December 31, 2015 and 2014, respectively.

The Company's total securities sold under agreements to repurchase were $628.9 million and $688.6 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2015, long-term repurchase agreements (original maturity over one year) placed with government entities were $49.9 million with a weighted-average interest rate of 0.37%. Remaining terms ranged from 2016 to 2017 with a weighted-average maturity of 56 days.

As of December 31, 2015, long-term repurchase agreements placed with private institutions were $575.0 million with a weighted-average interest rate of 4.22%. Remaining terms ranged from 2016 to 2022 with a weighted-average maturity of 3.6 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.5 years.

Note 10.  Other Debt

The Company's other debt as of December 31, 2015 and 2014 were as follows:

	December 31,
(dollars in thousands)	2015	2014
Federal Home Loan Bank Advances	$225,000	$150,000
Non-Recourse Debt	9,938	13,005
Capital Lease Obligations	10,848	10,907
Total	$245,786	$173,912

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank's total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2015, our eight FHLB advances totaled $225.0 million with a weighted-average interest rate of 1.15% and maturity dates ranging from 2016 to 2018. As of December 31, 2015, the Company had a remaining line of credit with the FHLB of $1.1 billion. See Note 4 (Loans and Leases and the Allowance for Loan and Lease Losses) for loans pledged to the FHLB as of December 31, 2015 and 2014.

As of December 31, 2015, the Company's non-recourse debt was bearing interest at a fixed rate of 6.3% with maturity in June 2021.

Capital lease obligations relate to office space at the Company's headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 (one-time inflation adjustment on January 1, 2018) and are negotiable thereafter.

As of December 31, 2015, the Company had an undrawn line of credit with the FRB of $560.8 million. See Note 4 (Loans and Leases and the Allowance for Loan and Lease Losses) for loans pledged to the FRB as of December 31, 2015 and 2014.

As of December 31, 2015, the annual maturities of the Company's other debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2016	$52,785
2017	—
2018	175,000
2019	—
2020	3,464
Thereafter	3,689
Total	$234,938

Note 11.  Shareholders' Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2015 and 2014:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2015:
Shareholders' Equity		$1,116,260	$1,036,355
Common Equity Tier 1 Capital [1]		1,112,598	1,043,070
Tier 1 Capital [1]		1,112,598	1,043,070
Total Capital [1]		1,212,245	1,142,573
Common Equity Tier 1 Capital Ratio [1]	6.5%	13.97%	13.12%
Tier 1 Capital Ratio [1]	8%	13.97%	13.12%
Total Capital Ratio [1]	10%	15.22%	14.37%
Tier 1 Leverage Ratio [1]	5%	7.26%	6.81%

As of December 31, 2014:
Shareholders' Equity		$1,055,086	$975,723
Tier 1 Capital		1,039,631	974,397
Total Capital		1,128,416	1,063,085
Tier 1 Capital Ratio	6%	14.69%	13.78%
Total Capital Ratio	10%	15.94%	15.04%
Tier 1 Leverage Ratio	5%	7.13%	6.69%

[1]	Calculated under Basel III rules, which became effective January 1, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and Total Capital. Both Common Equity Tier 1 Capital and Tier 1 Capital are common shareholders' equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses. Risk-weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. Four capital ratios are used to measure capital adequacy: Common Equity Tier 1 Capital divided by risk-weighted assets, as defined; Tier 1 Capital divided by risk-weighted assets; Total Capital divided by risk-weighted assets; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly adjusted average total assets.

As of December 31, 2015, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2015 that management believes have changed the Company or the Bank's capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2015, the Parent repurchased 802,255 shares of common stock under its share repurchase program at an average cost per share of $62.61 and a total cost of $50.2 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2015, the Parent repurchased a total of 52.8 million shares of common stock at an average cost of $37.35 per share and a total cost of $2.0 billion. From January 1, 2016 through February 17, 2016, the Parent repurchased an additional 149,500 shares of common stock at an average cost of $59.50 per share for a total of $8.9 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,448)	$(2,138)	$(3,310)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(190)	(75)	(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,136	836	1,300
Net Unrealized Gains (Losses) on Investment Securities	(3,502)	(1,377)	(2,125)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	7,335	2,869	4,466
Amortization of Net Actuarial Losses (Gains)	1,624	641	983
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	8,637	3,383	5,254
Other Comprehensive Income (Loss)	$5,135	$2,006	$3,129

Year Ended December 31, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$28,609	$11,286	$17,323
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(64)	(25)	(39)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(703)	(277)	(426)
Net Unrealized Gains (Losses) on Investment Securities	27,842	10,984	16,858
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(20,286)	(8,000)	(12,286)
Amortization of Net Actuarial Losses (Gains)	1,256	496	760
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(19,352)	(7,631)	(11,721)
Other Comprehensive Income (Loss)	$8,490	$3,353	$5,137

Year Ended December 31, 2013
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(105,842)	$(41,715)	$(64,127)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(8,386)	(3,307)	(5,079)
Net Unrealized Gains (Losses) on Investment Securities	(114,228)	(45,022)	(69,206)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	12,132	4,785	7,347
Amortization of Net Actuarial Losses (Gains)	1,688	665	1,023
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	13,498	5,323	8,175
Other Comprehensive Income (Loss)	$(100,730)	$(39,699)	$(61,031)

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	(3,310)	—	4,466	1,156
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	1,300	788	1,973
Total Other Comprehensive Income (Loss)	(3,425)	1,300	5,254	3,129
Balance at End of Period	$12,559	$(7,255)	$(28,861)	$(23,557)

Year Ended December 31, 2014
Balance at Beginning Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income (Loss) Before Reclassifications	17,323	—	(12,286)	5,037
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(39)	(426)	565	100
Total Other Comprehensive Income (Loss)	17,284	(426)	(11,721)	5,137
Balance at End of Period	$15,984	$(8,555)	$(34,115)	$(26,686)

Year Ended December 31, 2013
Balance at Beginning Period	$45,996	$13,781	$(30,569)	$29,208
Other Comprehensive Income (Loss) Before Reclassifications	(47,296)	(16,831)	7,347	(56,780)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(5,079)	828	(4,251)
Total Other Comprehensive Income (Loss)	(47,296)	(21,910)	8,175	(61,031)
Balance at End of Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(2,136)	$703	$8,386	Interest Income
	836	(277)	(3,307)	Provision for Income Tax
	(1,300)	426	5,079	Net of Tax
Sales of Investment Securities Available-for-Sale	190	64	—	Investment Securities Gains (Losses), Net
	(75)	(25)	—	Provision for Income Tax
	115	39	—	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	322	322	322
Net Actuarial Losses [2]	(1,624)	(1,256)	(1,688)
	(1,302)	(934)	(1,366)	Total Before Tax
	514	369	538	Provision for Income Tax
	(788)	(565)	(828)	Net of Tax

Total Reclassifications for the Period	$(1,973)	$(100)	$4,251	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income. See Note 14 (Employee Benefits) for additional details.

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2015, 2014, and 2013:

	Weighted Average Shares
	2015	2014	2013
Denominator for Basic Earnings Per Share	43,217,818	43,899,208	44,380,948
Dilutive Effect of Equity Based Awards	237,059	226,248	191,777
Denominator for Diluted Earnings Per Share	43,454,877	44,125,456	44,572,725

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	25,101

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 70 branch locations and 456 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Investment Services

Investment Services includes private banking and international client banking, trust services, investment management, and institutional investment advisory services.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust group assists individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The investment management group manages portfolios utilizing a variety of investment products. Institutional client services offer investment advice to corporations, government entities, and foundations.  This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

Selected business segment financial information as of and for the years ended December 31, 2015, 2014, and 2013 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Year Ended December 31, 2015
Net Interest Income	$202,259	$143,944	$18,494	$29,390	$394,087
Provision for Credit Losses	8,033	(1,165)	(43)	(5,825)	1,000
Net Interest Income After Provision for Credit Losses	194,226	145,109	18,537	35,215	393,087
Noninterest Income	82,391	21,804	58,835	23,189	186,219
Noninterest Expense	(199,572)	(76,891)	(57,852)	(13,789)	(348,104)
Income Before Provision for Income Taxes	77,045	90,022	19,520	44,615	231,202
Provision for Income Taxes	(27,330)	(31,457)	(7,222)	(4,489)	(70,498)
Net Income	$49,715	$58,565	$12,298	$40,126	$160,704
Total Assets as of December 31, 2015	$4,680,888	$3,099,132	$274,469	$7,400,527	$15,455,016

Year Ended December 31, 2014
Net Interest Income	$178,480	$119,655	$15,238	$66,283	$379,656
Provision for Credit Losses	4,783	(2,369)	(313)	(6,965)	(4,864)
Net Interest Income After Provision for Credit Losses	173,697	122,024	15,551	73,248	384,520
Noninterest Income	79,562	23,635	57,618	19,202	180,017
Noninterest Expense	(196,254)	(66,760)	(54,571)	(9,314)	(326,899)
Income Before Provision for Income Taxes	57,005	78,899	18,598	83,136	237,638
Provision for Income Taxes	(21,079)	(26,952)	(6,894)	(19,671)	(74,596)
Net Income	$35,926	$51,947	$11,704	$63,465	$163,042
Total Assets as of December 31, 2014	$4,088,878	$2,787,537	$202,645	$7,708,148	$14,787,208

Year Ended December 31, 2013
Net Interest Income	$160,869	$99,733	$14,199	$84,106	$358,907
Provision for Credit Losses	8,565	4,918	(71)	(13,412)	—
Net Interest Income After Provision for Credit Losses	152,304	94,815	14,270	97,518	358,907
Noninterest Income	87,493	27,488	59,336	11,906	186,223
Noninterest Expense	(199,222)	(65,189)	(55,002)	(11,556)	(330,969)
Income Before Provision for Income Taxes	40,575	57,114	18,604	97,868	214,161
Provision for Income Taxes	(15,496)	(18,877)	(6,883)	(22,403)	(63,659)
Net Income	$25,079	$38,237	$11,721	$75,465	$150,502
Total Assets as of December 31, 2013	$3,627,700	$2,458,001	$189,421	$7,809,158	$14,084,280

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants' eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants' eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company's financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant's selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service ("IRS") limits on pay amounts in the allocation of the Savings Plan's benefits. Total expense for all components of the Company's defined contribution plans was $12.0 million, $12.1 million, and $11.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan's benefit formula. The Excess Plan has no plan assets. The Excess Plan's projected benefit obligation and accumulated benefit obligation were $4.1 million and $4.8 million as of December 31, 2015 and 2014, respectively.

Postretirement Benefit Plan

The Company's postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company's benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who have medical or dental coverage under the Company's plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company's benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008 who met certain age and/or years of service requirements are eligible for the Health Reimbursement Account ("HRA") program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2015 and 2014, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company's consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2015 and 2014.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014
Benefit Obligation at Beginning of Year	$114,707	$98,085	$30,804	$27,296
Service Cost	—	—	621	586
Interest Cost	4,655	4,975	1,155	1,325
Actuarial Losses (Gains)	(7,647)	16,954	(5,783)	2,674
Employer Benefits Paid [1]	(5,722)	(5,307)	(1,490)	(1,077)
Benefit Obligation at End of Year	$105,993	$114,707	$25,307	$30,804
Fair Value of Plan Assets at Beginning of Year	$90,154	$90,535	$—	$—
Actual Return on Plan Assets	(1,058)	4,442	—	—
Employer Contributions	484	484	1,490	1,077
Employer Benefits Paid [1]	(5,722)	(5,307)	(1,490)	(1,077)
Fair Value of Plan Assets at End of Year	$83,858	$90,154	$—	$—
Funded Status at End of Year [2]	$(22,135)	$(24,553)	$(25,307)	$(30,804)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.6 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The following presents the amounts recognized in the Company's accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2015 and 2014.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(33,239)	$(35,254)	$3,768	$333
Net Prior Service Credit	—	—	610	806
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(33,239)	$(35,254)	$4,378	$1,139

Components of net periodic benefit cost for the Company's Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2015, 2014, and 2013.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2015	2014	2013	2015	2014	2013
Service Cost	$—	$—	$—	$621	$586	$670
Interest Cost	4,655	4,975	4,514	1,155	1,325	1,188
Expected Return on Plan Assets	(5,222)	(5,100)	(5,250)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(322)	(322)	(322)
Net Actuarial Losses (Gains) [1]	1,713	1,408	1,688	(89)	(152)	—
Net Periodic Benefit Cost	$1,146	$1,283	$952	$1,365	$1,437	$1,536

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

The estimated net actuarial loss related to the Company's Pension Plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2016 is approximately $1.6 million. The estimated net actuarial gain and prior service credit related to the Company's postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2016 is approximately $0.6 million.

Assumptions used to determine the benefit obligations as of December 31, 2015 and 2014 for the Company's Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted Average Assumptions as of December 31:
Discount Rate	4.70%	4.25%	4.74%	4.28%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.70%	7.00%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2027.

Assumptions used to determine the net periodic benefit cost for the Company's Pension Plans and postretirement benefit plan for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions as of December 31:
Discount Rate	4.25%	5.22%	4.29%	4.28%	5.22%	4.29%
Expected Long-Term Rate of Return on Plan Assets	6.00%	6.00%	6.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	7.00%	7.20%	7.70%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2015 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease
Effect on the Total of Service and Interest Cost Component of Net Periodic Postretirement Benefit Cost	$147	$(152)
Effect on the Postretirement Benefit Obligation	2,004	(1,756)

The Company expects to contribute $0.5 million to the Pension Plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2016.

As of December 31, 2015, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2016	$6,139	$1,001
2017	6,345	1,004
2018	6,494	988
2019	6,752	1,016
2020	6,918	1,081
Years 2021-2025	35,744	6,992

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

The fair values of the Retirement Plan assets as of December 31, 2015 and 2014 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2015	Total as of Dec. 31, 2014
Cash	$1,313	$—	$—	$1,313	$1,385
Equity Securities – Mutual Funds:
Mixed-Cap	30,949	—	—	30,949	33,648
International	17,917	—	—	17,917	18,882
Emerging Market	1,982	—	—	1,982	2,053
Fixed Income Securities – Mutual Funds	31,697	—	—	31,697	34,186
Total	$83,858	$—	$—	$83,858	$90,154

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company's employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent's common stock at a specified exercise price and, generally, expire 10 years from the date of grant. Stock option grants include incentive and non-qualified stock options whose vesting may be subject to one or more criteria, including employment or achievement of Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent's common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of one or more criteria, including service period, performance or other conditions as established by the Compensation Committee, such as vesting tied to the Company's financial performances relative to the peer group or achievement of an absolute financial performance target. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one to five years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2015, total shares authorized under the plans were 1.3 million shares, of which 1.1 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders' equity. For the years ended December 31, 2015, 2014, and 2013, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2015	2014	2013
Compensation Expense	$7,689	$7,870	$5,546
Income Tax Benefit	3,036	3,104	2,188

Restricted Stock

As of December 31, 2015, unrecognized compensation expense related to unvested restricted stock was $8.3 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.83 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2012	211,526	$47.91
Granted	170,991	47.69
Vested	(133,245)	48.39	$6,448
Forfeited	(9,497)	47.54
Unvested as of December 31, 2013	239,775	$47.50
Granted	155,447	58.45
Vested	(130,238)	47.32	$6,163
Forfeited	(1,538)	51.19
Unvested as of December 31, 2014	263,446	$53.04
Granted	116,331	57.31
Vested	(108,949)	52.47	$5,759
Forfeited	(2,015)	54.17
Unvested as of December 31, 2015 [1]	268,813	$55.92

1 As of December 31, 2015, 26,281 shares were unvested from service-based grants.

Restricted Stock Units

During 2015 and 2014, the Company granted RSUs payable solely in cash. The RSUs vest over periods ranging from three to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. Total recognized compensation expense related to the RSUs was $3.3 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2013	—	$—
Granted	105,405	55.17
Balance as of December 31, 2014	105,405	$55.17
Granted	61,751	56.68
Vested	(31,651)	55.17	$1,940
Balance as of December 31, 2015	135,505	$55.86

Stock Options

There were no stock options granted for the years ended December 31, 2015 and 2014. All stock options granted were fully vested as of December 31, 2014. The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2015	755,343	$46.29
Exercised	(197,927)	49.03
Forfeited	(2,057)	47.35
Stock Options Outstanding as of December 31, 2015	555,359	45.31	5.8	$9,770
Stock Options Vested and Exercisable as of December 31, 2015	555,359	45.31	5.8	9,770

The following summarizes certain stock option activity of the Company for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	2015	2014	2013
Intrinsic Value of Stock Options Exercised	$2,754	$1,209	$3,262
Cash Received from Stock Options Exercised	9,704	4,083	8,369
Tax Benefits Realized from Stock Options Exercised	330	34	690
Total Fair Value of Stock Options that Vested	—	—	3,731

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company's provision for income taxes for the years ended December 31, 2015, 2014, and 2013 were as follows:

(dollars in thousands)	2015	2014	2013
Current:
Federal	$73,278	$76,789	$63,731
State	3,737	3,018	(575)
Total Current	77,015	79,807	63,156
Deferred:
Federal	(6,801)	(5,603)	(231)
State	284	392	734
Total Deferred	(6,517)	(5,211)	503
Provision for Income Taxes	$70,498	$74,596	$63,659

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of gains related to held-to-maturity investment securities, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders' equity. The net tax charge recorded directly to consolidated shareholders' equity was $1.0 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively. The net tax benefit recorded directly to consolidated shareholders' equity was $40.6 million for the year ended December 31, 2013.

Deferred Tax Liabilities and Assets

As of December 31, 2015 and 2014, significant components of the Company's deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2015	2014
Deferred Tax Liabilities:
Accrued Pension Cost	$(13,707)	$(14,014)
Federal Home Loan Bank Stock	(5,088)	(6,658)
Lease Transactions	(85,874)	(97,864)
Energy Tax Credits	(8,054)	(5,716)
Net Unrealized Gains on Investments Securities	(3,453)	(4,830)
Deferred Loan Fees	(7,744)	(5,982)
Originated Mortgage Servicing Rights	(9,104)	(9,777)
Other	(657)	(599)
Gross Deferred Tax Liabilities	(133,681)	(145,440)
Deferred Tax Assets:
Accelerated Depreciation	7,775	9,419
Allowance for Loan Losses	42,890	44,877
Minimum Pension Liability	18,831	22,214
Accrued Expenses	16,738	15,622
Postretirement Benefit Obligations	12,849	12,884
Capital Lease Expenses	3,231	3,222
Restricted Stock	6,262	5,288
Investment in Unincorporated Entities	1,951	3,084
Deductible State and Local Taxes	4,166	5,598
Other	7,225	6,898
Gross Deferred Tax Assets Before Valuation Allowance	121,918	129,106
Valuation Allowance	(3,932)	(4,656)
Gross Deferred Tax Assets After Valuation Allowance	117,986	124,450
Net Deferred Tax Liabilities	$(15,695)	$(20,990)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2015, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	1.23	0.59	0.11
Tax Reserve Adjustments	0.38	0.88	(0.44)
Leveraged Leases	0.06	0.01	0.02
Low-Income Housing Investments	(0.78)	(0.10)	(0.51)
Investment Tax Credits	(0.89)	(0.68)	(0.80)
Bank-Owned Life Insurance	(1.06)	(0.97)	(0.96)
Tax-Exempt Income	(3.03)	(2.83)	(2.78)
Other	(0.42)	(0.51)	0.09
Effective Tax Rate	30.49%	31.39%	29.73%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company's liability for UTBs for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	2015	2014	2013
Unrecognized Tax Benefits at Beginning of Year	$12,229	$11,846	$15,433
Gross Increases, Related to Tax Positions Taken in a Prior Period	398	1,074	1,587
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(98)	(314)	(194)
Gross Increases, Related to Current Period Tax Positions	573	498	1,557
Lapse of Statute of Limitations	(1,500)	(875)	(6,537)
Unrecognized Tax Benefits at End of Year	$11,602	$12,229	$11,846

As of December 31, 2015 and 2014, $10.8 million and $11.3 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company's effective tax rate.

Management believes that it is reasonably possible that the Company's liability for UTBs could significantly decrease as a result of the expiration of statutes of limitations and potential settlements with taxing authorities within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2015.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2015, 2014, and 2013, the Company recorded a net tax provision of less than $0.1 million, net tax provision of $0.2 million, and a net tax benefit of $1.2 million, respectively, for interest and penalties. As of December 31, 2015 and 2014, the Company had accrued $2.2 million for the payment of possible interest and penalties.

During the year ended December 31, 2015, the Company filed a protest with the IRS related to its 2011 tax return. It is currently awaiting an appeals hearing. The federal tax returns for 2012 through 2014 remain subject to examination. The Company's State of Hawaii income tax returns for 2012 through 2014 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$4,375	$270	$2,354	$152
Forward Commitments	5,862	4	5,404	(13)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	203,667	13,021	183,283	16,206
Pay Fixed/Receive Variable Swaps	203,667	(13,051)	183,283	(16,240)
Foreign Exchange Contracts	42,777	104	44,240	(345)

The following table presents the Company's derivative financial instruments, their fair values, and the location in the consolidated statements of condition as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$270	$—	$152	$—
Forward Commitments	5	1	—	13
Interest Rate Swap Agreements	13,543	13,573	16,262	16,296
Foreign Exchange Contracts	149	45	101	446
Total	$13,967	$13,619	$16,515	$16,755
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company's derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2015	2014	2013
Interest Rate Lock Commitments	Mortgage Banking	$2,779	$3,072	$6,092
Forward Commitments	Mortgage Banking	27	(527)	8,085
Interest Rate Swap Agreements	Other Noninterest Income	1,085	130	292
Foreign Exchange Contracts	Other Noninterest Income	2,783	3,107	3,182
Total		$6,674	$5,782	$17,651

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

As of December 31, 2015 and 2014, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company's free-standing derivative financial instruments are required to be carried at their fair value on the Company's consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments ("IRLCs"), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 19 (Balance Sheet Offsetting) for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of December 31, 2015, the Company's debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company's consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  These conversion rate swap agreements are usually valued at zero (i.e., no contingent liability recorded) as a drop in the conversion ratio is deemed by the Company to be neither probable nor reasonably estimable.  However, in September 2014, Visa announced a reduction of the conversion ratio. As a result, the Company recorded a $0.1 million liability in September 2014 which represented the amount paid to the buyer in October 2014.  As of December 31, 2015, these conversion rate swap agreements were valued at zero as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 (Investment Securities) for more information.

Note 18. Affordable Housing Projects Tax Credit Partnerships

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method will be recognized using the proportional amortization method. As of December 31, 2015, there are no investments accounted for under the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $68.8 million and $68.5 million as of December 31, 2015 and 2014, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$16,305
2017	8,778
2018	28
2019	75
2020	3
Thereafter	65
Total Unfunded Commitments	$25,254

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2015, 2014, and 2013.

(dollars in thousands)	2015	2014	2013
Effective Yield Method
Tax credits and other tax benefits recognized	$13,448	$10,946	$9,416
Amortization Expense in Provision for Income Taxes	7,735	5,881	4,673

There were no impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances related to LIHTC investments for the years ended December 31, 2015, 2014, and 2013.

Note 19. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $13.1 million and $16.2 million as of December 31, 2015 and December 31, 2014, respectively. See Note 17 (Derivative Financial Instruments) for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2015, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,313	$310,313
Debt Securities Issued by States and Political Subdivisions	47,915	4,692	100	—	52,707
Mortgage-Backed Securities:
Residential - Government Agencies	1,150	51,169	—	102,919	155,238
Residential - U.S. Government-Sponsored Enterprises	—	23,831	—	86,768	110,599
Total	$49,065	$79,692	$200,100	$300,000	$628,857

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2015 and 2014. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$261	$—	$261	$261	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	13,312	—	13,312	261	—	13,051

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	53,857	—	53,857	—	53,857	—
	$628,857	$—	$628,857	$—	$628,857	$—

December 31, 2014
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$28	$—	$28	$28	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	16,268	—	16,268	28	—	16,240

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	88,601	—	88,601	—	88,601	—
	$688,601	$—	$688,601	$—	$688,601	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of securities pledged was $663.2 million and $694.7 million as of December 31, 2015 and 2014, respectively. For repurchase agreements with government entities, the fair value of securities pledged was $66.9 million as of December 31, 2015.

Note 20.  Commitments, Contingencies, and Guarantees

The Company's credit commitments as of December 31, 2015 were as follows:

(dollars in thousands)	December 31, 2015
Unfunded Commitments to Extend Credit	$2,604,429
Standby Letters of Credit	48,153
Commercial Letters of Credit	15,867
Total	$2,668,449

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $33.5 million secured certain specifically identified standby letters of credit as of December 31, 2015. As of December 31, 2015, the standby and commercial letters of credit had remaining terms ranging from 1 to 27 months.

Lease Commitments

A portion of the Company's headquarters' building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2024. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2015, 2014, and 2013 were as follows:

(dollars in thousands)	2015	2014	2013
Minimum Rentals	$18,826	$18,411	$19,258
Sublease Rental Income	(6,212)	(6,647)	(6,806)
Total	$12,614	$11,764	$12,452

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2015:

(dollars in thousands)	Capital Leases	Operating Leases
2016	$825	$13,752
2017	825	11,289
2018	825	9,974
2019	825	8,253
2020	825	7,993
Thereafter	26,405	99,276
Total Future Minimum Lease Payments	30,530	$150,537
Amounts Representing Interest	(19,682)
Present Value of Net Future Minimum Lease Payments	$10,848

Minimum future rental income receivable under non-cancelable subleases was $13.5 million as of December 31, 2015.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the "Agreements"), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of December 31, 2015, management believes that the Company's indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 (Investment Securities) and Note 17 (Derivative Financial Instruments) for more information.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2015, the unpaid principal balance of residential mortgage loans sold by the Company was $2.5 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2015, the Company repurchased four residential mortgage loans with an aggregate unpaid principal balance totaling $1.2 million as a result of the representation and warranty provisions contained in these contracts. Three of these loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of December 31, 2015, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2015, the Company had no repurchase requests related to loan servicing activities, nor were there any pending repurchase requests as of December 31, 2015.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2015, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2015, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

Note 21.  Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value. As of December 31, 2015 and 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2015 and 2014, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. These conversion rate swap agreements are classified as a Level 2 measurement. See Note 17 (Derivative Financial Instruments) for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$545	$358,349	$—	$358,894
Debt Securities Issued by States and Political Subdivisions	—	731,918	—	731,918
Debt Securities Issued by Corporations	—	308,870	—	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	—	316,245	—	316,245
Residential - U.S. Government-Sponsored Enterprises	—	441,864	—	441,864
Commercial - Government Agencies	—	99,027	—	99,027
Total Mortgage-Backed Securities	—	857,136	—	857,136
Total Investment Securities Available-for-Sale	545	2,256,273	—	2,256,818
Loans Held for Sale	—	4,808	—	4,808
Mortgage Servicing Rights	—	—	1,970	1,970
Other Assets	20,262	—	—	20,262
Derivatives [1]	—	154	13,813	13,967
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2015	$20,807	$2,261,235	$15,783	$2,297,825

Liabilities:
Derivatives [1]	$—	$46	$13,573	$13,619
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015	$—	$46	$13,573	$13,619

December 31, 2014
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$61,271	$269,987	$—	$331,258
Debt Securities Issued by States and Political Subdivisions	—	743,970	—	743,970
Debt Securities Issued by Corporations	—	294,833	—	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	—	462,436	—	462,436
Residential - U.S. Government-Sponsored Enterprises	—	278,461	—	278,461
Commercial - Government Agencies	—	178,232	—	178,232
Total Mortgage-Backed Securities	—	919,129	—	919,129
Total Investment Securities Available-for-Sale	61,271	2,227,919	—	2,289,190
Loans Held for Sale	—	5,136	—	5,136
Mortgage Servicing Rights	—	—	2,604	2,604
Other Assets	18,794	—	—	18,794
Derivatives [1]	—	101	16,414	16,515
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2014	$80,065	$2,233,156	$19,018	$2,332,239

Liabilities:
Derivatives [1]	$—	$459	$16,296	$16,755
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014	$—	$459	$16,296	$16,755
1     The fair value of each class of derivatives is shown in Note 17 to the Consolidated Financial Statements.

For the years ended December 31, 2015 and 2014, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(634)	2,783
Transfers to Loans Held for Sale	—	(2,661)
Balance as of December 31, 2015	$1,970	$240
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2015	$(251)	$240

Year Ended December 31, 2014
Balance as of January 1, 2014	$3,826	$379
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(1,222)	3,195
Transfers to Loans Held for Sale	—	(3,456)
Balance as of December 31, 2014	$2,604	$118
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2014	$(868)	$118

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company's consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company's consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company's consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015 and 2014, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2015	2014	2015	2014
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	9.10%	11.62%	$26,774	$25,441
		Discount Rate [2]	9.38%	10.61%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	94.70%	93.85%	$270	$152
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.22%	0.21%	$(30)	$(34)
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,032	$21
Foreclosed Real Estate	Level 3	824	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

December 31, 2014
Mortgage Servicing Rights - amortization method	Level 3	$22,091	$57
Foreclosed Real Estate	Level 3	2,311	89

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The December 31, 2014 valuation allowance for the Company's foreclosed real estate related to one commercial property. This property was sold in the third quarter of 2015. The Company's equipment held for sale represents six aircraft that were previously on lease agreements. An impairment charge of $9.5 million (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2015 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. The aircraft are currently being marketed for sale through a third party broker. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the six aircraft, the carrying value is deemed a Level 3 measurement. For segment reporting (see Note 13 (Business Segments)), the carrying value is included in the Commercial Banking segment. As appraisals on foreclosed real estate and equipment held for sale are not necessarily completed on the period end dates presented in the table above, the fair value information presented may not reflect the actual fair value as of December 31, 2015 and 2014.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans held for sale as of December 31, 2015 and 2014.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2015
Loans Held for Sale	$4,808	$4,575	$233

December 31, 2014
Loans Held for Sale	$5,136	$4,740	$396

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company's consolidated statements of income. For the years ended December 31, 2015 and 2014, the net gains or losses from the change in fair value of the Company's residential mortgage loans held for sale were not material.

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

Time Deposits

The fair value of the Company’s time deposits was calculated using discounted cash flow analyses, applying discount rates based on market yield curve rates for similar maturities.  The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Securities Sold Under Agreements to Repurchase

The fair value of the Company’s securities sold under agreements to repurchase was calculated using discounted cash flow analyses, applying discount rates based on market yield curve rates for similar maturities.

Other Debt

The fair value of the Company’s other debt was calculated using a discounted cash flow approach, applying discount rates based on market yield curve rates for similar maturities.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments not recorded at fair value on a recurring basis as of December 31, 2015 and 2014. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,982,736	$4,006,412	$489,967	$3,516,445	$—
Loans [1]	7,538,454	7,967,385	—	—	7,967,385

Financial Instruments – Liabilities
Time Deposits	1,177,651	1,178,837	—	1,178,837	—
Securities Sold Under Agreements to Repurchase	628,857	686,853	—	686,853	—
Other Debt [2]	234,938	235,668	—	235,668	—

December 31, 2014
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,466,679	$4,504,495	$499,616	$4,004,879	$—
Loans [1]	6,542,719	7,048,757	—	—	7,048,757

Financial Instruments – Liabilities
Time Deposits	1,434,001	1,437,064	—	1,437,064	—
Securities Sold Under Agreements to Repurchase	688,601	758,781	—	758,781	—
Other Debt [2]	163,005	163,911	—	163,911	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Note 22.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Income
Dividends and Interest from Bank of Hawaii	$115,000	$136,000	$133,000
Investment Securities Gains, Net	9,870	7,810	—
Other Income	973	690	727
Total Income	125,843	144,500	133,727
Noninterest Expense
Intercompany Salaries and Services	651	839	852
Other Expenses	2,325	2,067	2,942
Total Noninterest Expense	2,976	2,906	3,794
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	122,867	141,594	129,933
Income Tax Benefit (Expense)	(1,670)	225	2,211
Equity in Undistributed Income of Subsidiaries	39,507	21,223	18,358
Net Income	$160,704	$163,042	$150,502
Comprehensive Income	$163,833	$168,179	$89,471

Condensed Statements of Condition

(dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash with Bank of Hawaii	$63,755	$68,563
Investment Securities Held-to-Maturity	4,960	4,947
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	2,445	2,868
Other Assets	7,842	7,825
Equity in Net Assets of Subsidiaries	1,036,977	976,354
Total Assets	$1,130,108	$1,074,686

Liabilities
Income Taxes Payable	$5,072	$6,269
Other Liabilities	8,776	13,331
Total Liabilities	13,848	19,600
Shareholders' Equity	1,116,260	1,055,086
Total Liabilities and Shareholders' Equity	$1,130,108	$1,074,686

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Operating Activities
Net Income	$160,704	$163,042	$150,502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	639	656	616
Net Gains on Sales of Investment Securities	(9,870)	(7,810)	—
Equity in Undistributed Income of Subsidiaries	(39,507)	(21,223)	(18,358)
Net Change in Other Assets and Other Liabilities	(481)	78	1,980
Net Cash Provided by Operating Activities	111,485	134,743	134,740

Investing Activities
Capital Contributions to the Bank	(10,179)	—	—
Proceeds from Sales of Investment Securities	9,870	7,810	—
Purchase of Investment Securities Held-to-Maturity	—	(4,936)	—
Net Cash Provided by (Used in) Investing Activities	(309)	2,874	—

Financing Activities
Proceeds from Issuance of Common Stock	15,364	9,995	14,495
Repurchase of Common Stock	(52,981)	(64,046)	(39,655)
Cash Dividends Paid	(78,367)	(79,660)	(80,534)
Net Cash Used in Financing Activities	(115,984)	(133,711)	(105,694)

Net Change in Cash and Cash Equivalents	(4,808)	3,906	29,046
Cash and Cash Equivalents at Beginning of Period	68,563	64,657	35,611
Cash and Cash Equivalents at End of Period	$63,755	$68,563	$64,657

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP's attestation report on the Company's internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the “COSO criteria”). Bank of Hawaii Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 29, 2016

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2016 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year to which this report relates.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2016 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2016 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2016 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2016 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Condition – December 31, 2015 and 2014

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014, and 2013

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

10.10	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.11
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation's Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 28, 2008).*

10.12
Bank of Hawaii Corporation's Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 18, 2009).*

10.13
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on July 26, 2010).*

10.14
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of 2011 Restricted Stock Grant Agreement – Ho, Rossi & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on December 20, 2010).*

10.15
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Share Appreciation Program (incorporated by reference from Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on March 29, 2011).*

10.16
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program (incorporated by reference from Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on November 22, 2011).*

10.17
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*

10.18
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 23, 2012).*

10.19
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2013 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 30, 2013).*

10.20
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.21
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.22
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.23
Bank of Hawaii Corporation's 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation's Current Report on Form 8-K, as filed on January 29, 2014).*

10.24
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.25
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

10.26
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Restricted Stock Units Grant Agreement - Biggs - (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K as filed on January 29, 2014).*

10.27
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.28
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.29
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Unit Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.30	Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2016 Restricted Stock Grant Agreement.*
10.31	Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2016 Restricted Stock Unit Grant Agreement.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.
___________________________________

*     Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2016	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 29, 2016

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Michael J. Chun	/s/ Clinton R. Churchill
Michael J. Chun, Director	Clinton R. Churchill, Director
/s/ Robert Huret	/s/ Kent T. Lucien
Robert Huret, Director	Kent T. Lucien, Director and Chief Financial Officer
/s/ Victor K. Nichols	/s/ Martin A. Stein
Victor K. Nichols, Director	Martin A. Stein, Director
/s/ Donald M. Takaki	/s/ Barbara J. Tanabe
Donald M. Takaki, Director	Barbara J. Tanabe, Director
/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director
/s/ Dean Y. Shigemura
Dean Y. Shigemura Principal Accounting Officer