Form 10-Q
period 2016-03-31
BANK OF HAWAII CORP
filed 2016-04-25
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

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
Yes ☐  No ☒

As of April 19, 2016, there were 43,039,733 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2016	2015
Interest Income
Interest and Fees on Loans and Leases	$80,895	$70,961
Income on Investment Securities
Available-for-Sale	10,814	10,198
Held-to-Maturity	20,391	24,407
Deposits	4	3
Funds Sold	753	259
Other	212	302
Total Interest Income	113,069	106,130
Interest Expense
Deposits	2,886	2,368
Securities Sold Under Agreements to Repurchase	6,153	6,371
Funds Purchased	3	3
Other Debt	1,003	618
Total Interest Expense	10,045	9,360
Net Interest Income	103,024	96,770
Provision for Credit Losses	(2,000)	—
Net Interest Income After Provision for Credit Losses	105,024	96,770
Noninterest Income
Trust and Asset Management	11,256	12,180
Mortgage Banking	3,189	1,693
Service Charges on Deposit Accounts	8,443	8,537
Fees, Exchange, and Other Service Charges	13,444	12,897
Investment Securities Gains, Net	11,180	10,231
Annuity and Insurance	1,901	2,044
Bank-Owned Life Insurance	1,548	1,734
Other	5,246	2,991
Total Noninterest Income	56,207	52,307
Noninterest Expense
Salaries and Benefits	50,514	49,780
Net Occupancy	7,003	9,333
Net Equipment	5,409	5,288
Data Processing	3,951	3,773
Professional Fees	2,639	2,334
FDIC Insurance	2,352	2,140
Other	15,518	14,267
Total Noninterest Expense	87,386	86,915
Income Before Provision for Income Taxes	73,845	62,162
Provision for Income Taxes	23,635	19,720
Net Income	$50,210	$42,442
Basic Earnings Per Share	$1.17	$0.98
Diluted Earnings Per Share	$1.16	$0.97
Dividends Declared Per Share	$0.45	$0.45
Basic Weighted Average Shares	42,920,794	43,386,402
Diluted Weighted Average Shares	43,126,526	43,597,504

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Net Income	$50,210	$42,442
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	8,694	5,294
Defined Benefit Plans	141	220
Total Other Comprehensive Income	8,835	5,514
Comprehensive Income	$59,045	$47,956

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Interest-Bearing Deposits in Other Banks	$4,453	$4,130
Funds Sold	626,206	592,892
Investment Securities
Available-for-Sale	2,293,751	2,256,818
Held-to-Maturity (Fair Value of $3,981,830 and $4,006,412)	3,911,703	3,982,736
Loans Held for Sale	16,854	4,808
Loans and Leases	8,065,610	7,878,985
Allowance for Loan and Lease Losses	(104,677)	(102,880)
Net Loans and Leases	7,960,933	7,776,105
Total Earning Assets	14,813,900	14,617,489
Cash and Due From Banks	164,012	158,699
Premises and Equipment, Net	111,086	111,199
Accrued Interest Receivable	47,504	44,719
Foreclosed Real Estate	1,728	824
Mortgage Servicing Rights	22,663	23,002
Goodwill	31,517	31,517
Bank-Owned Life Insurance	269,723	268,175
Other Assets	192,562	199,392
Total Assets	$15,654,695	$15,455,016

Liabilities
Deposits
Noninterest-Bearing Demand	$4,329,321	$4,286,331
Interest-Bearing Demand	2,759,357	2,761,930
Savings	5,172,206	5,025,191
Time	1,228,008	1,177,651
Total Deposits	13,488,892	13,251,103
Funds Purchased	7,333	7,333
Short-Term Borrowings	408	—
Securities Sold Under Agreements to Repurchase	586,785	628,857
Other Debt	220,771	245,786
Retirement Benefits Payable	47,408	47,374
Accrued Interest Payable	5,661	5,032
Taxes Payable and Deferred Taxes	43,134	17,737
Other Liabilities	115,550	135,534
Total Liabilities	14,515,942	14,338,756
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2016 - 57,849,536 / 43,080,503 and December 31, 2015 - 57,749,071 / 43,282,153)	576	575
Capital Surplus	544,267	542,041
Accumulated Other Comprehensive Loss	(14,722)	(23,557)
Retained Earnings	1,347,374	1,316,260
Treasury Stock, at Cost (Shares: March 31, 2016 - 14,769,033 and December 31, 2015 - 14,466,918)	(738,742)	(719,059)
Total Shareholders’ Equity	1,138,753	1,116,260
Total Liabilities and Shareholders’ Equity	$15,654,695	$15,455,016
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	50,210	—	50,210
Other Comprehensive Income	—	—	—	8,835	—	—	8,835
Share-Based Compensation	—	—	1,599	—	—	—	1,599
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	141,083	1	627	—	368	1,775	2,771
Common Stock Repurchased	(342,733)	—	—	—	—	(21,458)	(21,458)
Cash Dividends Declared ($0.45 per share)	—	—	—	—	(19,464)	—	(19,464)
Balance as of March 31, 2016	43,080,503	$576	$544,267	$(14,722)	$1,347,374	$(738,742)	$1,138,753

Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	42,442	—	42,442
Other Comprehensive Income	—	—	—	5,514	—	—	5,514
Share-Based Compensation	—	—	1,776	—	—	—	1,776
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	155,646	1	433	—	(218)	3,045	3,261
Common Stock Repurchased	(227,226)	—	—	—	—	(13,144)	(13,144)
Cash Dividends Declared ($0.45 per share)	—	—	—	—	(19,684)	—	(19,684)
Balance as of March 31, 2015	43,652,628	$575	$534,141	$(21,172)	$1,257,341	$(695,634)	$1,075,251
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Operating Activities
Net Income	$50,210	$42,442
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(2,000)	—
Depreciation and Amortization	3,305	3,192
Amortization of Deferred Loan and Lease Fees	(365)	(364)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	11,208	12,740
Share-Based Compensation	1,599	1,776
Benefit Plan Contributions	(325)	(667)
Deferred Income Taxes	(1,129)	1,287
Net Gains on Sales of Loans and Leases	(3,253)	(748)
Net Gains on Sales of Investment Securities	(11,180)	(10,231)
Proceeds from Sales of Loans Held for Sale	51,600	10,509
Originations of Loans Held for Sale	(61,869)	(6,946)
Tax Benefits from Share-Based Compensation	(311)	(254)
Net Change in Other Assets and Other Liabilities	4,957	(13,649)
Net Cash Provided by Operating Activities	42,447	39,087

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	92,459	92,318
Proceeds from Sales	11,180	10,298
Purchases	(120,793)	(72,223)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	167,913	184,163
Purchases	(102,322)	(29,928)
Net Change in Loans and Leases	(181,627)	(281,910)
Premises and Equipment, Net	(3,192)	(2,561)
Net Cash Used in Investing Activities	(136,382)	(99,843)

Financing Activities
Net Change in Deposits	237,789	346,527
Net Change in Short-Term Borrowings	(41,664)	(16,272)
Proceeds from Long-Term Debt	25,000	—
Repayments of Long-Term Debt	(50,000)	—
Tax Benefits from Share-Based Compensation	311	254
Proceeds from Issuance of Common Stock	2,371	3,006
Repurchase of Common Stock	(21,458)	(13,144)
Cash Dividends Paid	(19,464)	(19,684)
Net Cash Provided by Financing Activities	132,885	300,687

Net Change in Cash and Cash Equivalents	38,950	239,931
Cash and Cash Equivalents at Beginning of Period	755,721	535,576
Cash and Cash Equivalents at End of Period	$794,671	$775,507
Supplemental Information
Cash Paid for Interest	$9,416	$8,672
Cash Paid for Income Taxes	999	1,776
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	1,040	83
Transfers from Loans to Loans Held for Sale	20,113	—

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company has limited partnership interests in several low-income housing partnerships. These partnerships provide funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are generally recognized over 10 years. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained.

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

Unfunded commitments to fund these low-income housing partnerships were $23.5 million and $25.3 million as of March 31, 2016 and December 31, 2015, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 5 Affordable Housing Projects Tax Credit Partnerships for more information.

The Company also has limited partnership interests in solar energy tax credit partnership investments. These partnerships develop, build, own and operate solar renewable energy projects. Over the course of these investments, the Company expects to receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized. Tax benefits associated with these investments are generally recognized over 6 years.
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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $76.0 million and $79.0 million as of March 31, 2016 and December 31, 2015, respectively, and is included in other assets in the consolidated statements of condition.

Accounting Standards Adopted in 2016

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted ASU No. 2015-02 effective January 1, 2016. The adoption of ASU No. 2015-02 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The purpose of ASU 2015-05 is to clarify which fees paid in a cloud computing arrangement should be capitalized and which fees should be expensed as incurred. The Company prospectively adopted ASU No. 2015-05 effective January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$432,645	$3,423	$(950)	$435,118
Debt Securities Issued by States and Political Subdivisions	681,195	27,078	(53)	708,220
Debt Securities Issued by Corporations	313,107	164	(4,529)	308,742
Mortgage-Backed Securities:
Residential - Government Agencies	281,495	6,900	(1,150)	287,245
Residential - U.S. Government-Sponsored Enterprises	451,818	6,144	—	457,962
Commercial - Government Agencies	98,802	—	(2,338)	96,464
Total Mortgage-Backed Securities	832,115	13,044	(3,488)	841,671
Total	$2,259,062	$43,709	$(9,020)	$2,293,751
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,757	$4,800	$—	$494,557
Debt Securities Issued by States and Political Subdivisions	245,069	18,221	—	263,290
Debt Securities Issued by Corporations	147,409	2,131	(367)	149,173
Mortgage-Backed Securities:
Residential - Government Agencies	2,056,236	37,121	(6,533)	2,086,824
Residential - U.S. Government-Sponsored Enterprises	725,099	9,708	—	734,807
Commercial - Government Agencies	248,133	5,412	(366)	253,179
Total Mortgage-Backed Securities	3,029,468	52,241	(6,899)	3,074,810
Total	$3,911,703	$77,393	$(7,266)	$3,981,830

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2016.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$55,617	$55,771
Due After One Year Through Five Years	469,600	473,721
Due After Five Years Through Ten Years	402,326	416,186
Due After Ten Years	67,304	71,830
	994,847	1,017,508

Debt Securities Issued by Government Agencies	432,100	434,572
Mortgage-Backed Securities:
Residential - Government Agencies	281,495	287,245
Residential - U.S. Government-Sponsored Enterprises	451,818	457,962
Commercial - Government Agencies	98,802	96,464
Total Mortgage-Backed Securities	832,115	841,671
Total	$2,259,062	$2,293,751

Held-to-Maturity:
Due After One Year Through Five Years	$522,304	$528,610
Due After Five Years Through Ten Years	288,542	301,282
Due After Ten Years	71,389	77,128
	882,235	907,020
Mortgage-Backed Securities:
Residential - Government Agencies	2,056,236	2,086,824
Residential - U.S. Government-Sponsored Enterprises	725,099	734,807
Commercial - Government Agencies	248,133	253,179
Total Mortgage-Backed Securities	3,029,468	3,074,810
Total	$3,911,703	$3,981,830

Investment securities with carrying values of $2.6 billion and $2.5 billion as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Gross Gains on Sales of Investment Securities	$11,180	$10,231
Gross Losses on Sales of Investment Securities	—	—
Net Gains on Sales of Investment Securities	$11,180	$10,231

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$187,522	$(804)	$21,364	$(146)	$208,886	$(950)
Debt Securities Issued by States and Political Subdivisions	3,231	(5)	6,779	(48)	10,010	(53)
Debt Securities Issued by Corporations	86,681	(1,333)	186,856	(3,196)	273,537	(4,529)
Mortgage-Backed Securities:
Residential - Government Agencies	12,538	(56)	8,501	(1,094)	21,039	(1,150)
Commercial - Government Agencies	—	—	96,464	(2,338)	96,464	(2,338)
Total Mortgage-Backed Securities	12,538	(56)	104,965	(3,432)	117,503	(3,488)
Total	$289,972	$(2,198)	$319,964	$(6,822)	$609,936	$(9,020)
Held-to-Maturity:
Debt Securities Issued by Corporations	$8,735	$(17)	$41,043	$(350)	$49,778	$(367)
Mortgage-Backed Securities:
Residential - Government Agencies	135,228	(327)	548,807	(6,206)	684,035	(6,533)
Commercial - Government Agencies	19,422	(227)	53,099	(139)	72,521	(366)
Total Mortgage-Backed Securities	154,650	(554)	601,906	(6,345)	756,556	(6,899)
Total	$163,385	$(571)	$642,949	$(6,695)	$806,334	$(7,266)

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,260	$(822)	$5,452	$(16)	$149,712	$(838)
Debt Securities Issued by States and Political Subdivisions	72,248	(252)	6,798	(52)	79,046	(304)
Debt Securities Issued by Corporations	101,269	(1,747)	162,304	(2,755)	263,573	(4,502)
Mortgage-Backed Securities:
Residential - Government Agencies	30,679	(130)	9,117	(1,137)	39,796	(1,267)
Residential - U.S. Government-Sponsored Enterprises	346,603	(2,264)	—	—	346,603	(2,264)
Commercial - Government Agencies	—	—	99,026	(4,200)	99,026	(4,200)
Total Mortgage-Backed Securities	377,282	(2,394)	108,143	(5,337)	485,425	(7,731)
Total	$695,059	$(5,215)	$282,697	$(8,160)	$977,756	$(13,375)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$264,747	$(1,139)	$—	$—	$264,747	$(1,139)
Debt Securities Issued by Corporations	28,218	(66)	71,208	(1,975)	99,426	(2,041)
Mortgage-Backed Securities:
Residential - Government Agencies	562,502	(5,828)	414,207	(13,239)	976,709	(19,067)
Residential - U.S. Government-Sponsored Enterprises	450,147	(2,616)	—	—	450,147	(2,616)
Commercial - Government Agencies	74,040	(958)	52,207	(1,274)	126,247	(2,232)
Total Mortgage-Backed Securities	1,086,689	(9,402)	466,414	(14,513)	1,553,103	(23,915)
Total	$1,379,654	$(10,607)	$537,622	$(16,488)	$1,917,276	$(27,095)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2016, which were comprised of 123 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2016 and December 31, 2015, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Taxable	$25,987	$29,292
Non-Taxable	5,218	5,313
Total Interest Income from Investment Securities	$31,205	$34,605

As of March 31, 2016, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $551.4 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company's total Hawaii municipal bond holdings, 76% were general obligation issuances. As of March 31, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank Stock	$18,000	$19,000
Federal Reserve Bank Stock	19,958	19,836
Total	$37,958	$38,836

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of March 31, 2016, the conversion ratio was 1.6483.

During the first three months of 2016, the Company recorded an $11.2 million net gain on the sale of 100,000 Visa Class B shares. Concurrent with every sale of Visa Class B shares, the Company has entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 188,714 Class B shares (311,057 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,180,341	$1,115,168
Commercial Mortgage	1,687,199	1,677,147
Construction	192,909	156,660
Lease Financing	195,804	204,877
Total Commercial	3,256,253	3,153,852
Consumer
Residential Mortgage	2,929,388	2,925,605
Home Equity	1,131,796	1,069,400
Automobile	399,825	381,735
Other [1]	348,348	348,393
Total Consumer	4,809,357	4,725,133
Total Loans and Leases	$8,065,610	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2016 and 2015.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2016 and 2015.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(257)	(4,630)	(4,887)
Recoveries on Loans and Leases Previously Charged-Off	6,905	1,779	8,684
Net Loans and Leases Recovered (Charged-Off)	6,648	(2,851)	3,797
Provision for Credit Losses	(5,552)	3,552	(2,000)
Balance at End of Period	$61,810	$42,867	$104,677
As of March 31, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$157	$3,406	$3,563
Collectively Evaluated for Impairment	61,653	39,461	101,114
Total	$61,810	$42,867	$104,677
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$22,986	$39,028	$62,014
Collectively Evaluated for Impairment	3,233,267	4,770,329	8,003,596
Total	$3,256,253	$4,809,357	$8,065,610

Three Months Ended March 31, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(235)	(3,853)	(4,088)
Recoveries on Loans and Leases Previously Charged-Off	736	2,125	2,861
Net Loans and Leases Recovered (Charged-Off)	501	(1,728)	(1,227)
Provision for Credit Losses	782	(782)	—
Balance at End of Period	$65,834	$41,627	$107,461
As of March 31, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,212	$3,534	$5,746
Collectively Evaluated for Impairment	63,622	38,093	101,715
Total	$65,834	$41,627	$107,461
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$26,084	$39,453	$65,537
Collectively Evaluated for Impairment	2,929,026	4,184,065	7,113,091
Total	$2,955,110	$4,223,518	$7,178,628

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,136,351	$1,619,997	$191,257	$195,380	$3,142,985
Special Mention	18,180	32,010	71	69	50,330
Classified	25,810	35,192	1,581	355	62,938
Total	$1,180,341	$1,687,199	$192,909	$195,804	$3,256,253

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,915,669	$1,128,186	$399,301	$347,763	$4,790,919
Classified	13,719	3,610	524	585	18,438
Total	$2,929,388	$1,131,796	$399,825	$348,348	$4,809,357
Total Recorded Investment in Loans and Leases					$8,065,610

	December 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,059,475	$1,591,696	$154,976	$204,348	$3,010,495
Special Mention	28,076	43,674	80	76	71,906
Classified	27,617	41,777	1,604	453	71,451
Total	$1,115,168	$1,677,147	$156,660	$204,877	$3,153,852

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,910,667	$1,064,253	$381,420	$347,710	$4,704,050
Classified	14,938	5,147	315	683	21,083
Total	$2,925,605	$1,069,400	$381,735	$348,393	$4,725,133
Total Recorded Investment in Loans and Leases					$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2016
Commercial
Commercial and Industrial	$6,538	$444	$—	$666	$7,648	$1,172,693	$1,180,341	$71
Commercial Mortgage	—	421	—	3,401	3,822	1,683,377	1,687,199	2,822
Construction	—	—	—	—	—	192,909	192,909	—
Lease Financing	—	—	—	—	—	195,804	195,804	—
Total Commercial	6,538	865	—	4,067	11,470	3,244,783	3,256,253	2,893
Consumer
Residential Mortgage	6,115	2,317	4,219	13,719	26,370	2,903,018	2,929,388	2,237
Home Equity	1,550	1,741	2,096	2,501	7,888	1,123,908	1,131,796	881
Automobile	7,735	962	524	—	9,221	390,604	399,825	—
Other [1]	2,200	1,278	1,099	—	4,577	343,771	348,348	—
Total Consumer	17,600	6,298	7,938	16,220	48,056	4,761,301	4,809,357	3,118
Total	$24,138	$7,163	$7,938	$20,287	$59,526	$8,006,084	$8,065,610	$6,011

As of December 31, 2015
Commercial
Commercial and Industrial	$1,118	$359	$—	$5,829	$7,306	$1,107,862	$1,115,168	$452
Commercial Mortgage	1,245	27	—	3,469	4,741	1,672,406	1,677,147	2,890
Construction	2,120	—	—	—	2,120	154,540	156,660	—
Lease Financing	—	—	—	—	—	204,877	204,877	—
Total Commercial	4,483	386	—	9,298	14,167	3,139,685	3,153,852	3,342
Consumer
Residential Mortgage	7,148	3,993	4,453	14,598	30,192	2,895,413	2,925,605	2,056
Home Equity	3,856	1,906	1,710	4,081	11,553	1,057,847	1,069,400	1,710
Automobile	8,103	1,803	315	—	10,221	371,514	381,735	—
Other [1]	2,281	1,448	1,096	—	4,825	343,568	348,393	—
Total Consumer	21,388	9,150	7,574	18,679	56,791	4,668,342	4,725,133	3,766
Total	$25,871	$9,536	$7,574	$27,977	$70,958	$7,808,027	$7,878,985	$7,108

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,069	$17,031	$—
Commercial Mortgage	10,055	13,555	—
Construction	1,581	1,581	—
Total Commercial	21,705	32,167	—
Total Impaired Loans with No Related Allowance Recorded	$21,705	$32,167	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,281	$1,281	$157
Total Commercial	1,281	1,281	157
Consumer
Residential Mortgage	28,231	33,748	3,173
Home Equity	1,516	1,516	18
Automobile	7,384	7,384	159
Other [1]	1,897	1,897	56
Total Consumer	39,028	44,545	3,406
Total Impaired Loans with an Allowance Recorded	$40,309	$45,826	$3,563

Impaired Loans:
Commercial	$22,986	$33,448	$157
Consumer	39,028	44,545	3,406
Total Impaired Loans	$62,014	$77,993	$3,563

December 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,650	$28,212	$—
Commercial Mortgage	10,407	13,907	—
Construction	1,604	1,604	—
Total Commercial	26,661	43,723	—
Total Impaired Loans with No Related Allowance Recorded	$26,661	$43,723	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,289	$1,289	$205
Total Commercial	1,289	1,289	205
Consumer
Residential Mortgage	28,981	34,694	3,171
Home Equity	1,089	1,089	12
Automobile	7,012	7,012	143
Other [1]	1,665	1,665	47
Total Consumer	38,747	44,460	3,373
Total Impaired Loans with an Allowance Recorded	$40,036	$45,749	$3,578

Impaired Loans:
Commercial	$27,950	$45,012	$205
Consumer	38,747	44,460	3,373
Total Impaired Loans	$66,697	$89,472	$3,578
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$12,360	$106	$10,781	$98
Commercial Mortgage	10,231	69	6,444	65
Construction	1,593	26	1,679	27
Total Commercial	24,184	201	18,904	190
Total Impaired Loans with No Related Allowance Recorded	$24,184	$201	$18,904	$190

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,285	$20	$6,698	$26
Total Commercial	1,285	20	6,698	26
Consumer
Residential Mortgage	28,606	251	32,028	267
Home Equity	1,303	17	1,108	8
Automobile	7,198	122	5,461	104
Other [1]	1,781	39	946	22
Total Consumer	38,888	429	39,543	401
Total Impaired Loans with an Allowance Recorded	$40,173	$449	$46,241	$427

Impaired Loans:
Commercial	$25,469	$221	$25,602	$216
Consumer	38,888	429	39,543	401
Total Impaired Loans	$64,357	$650	$65,145	$617

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2016 and 2015, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $60.8 million and $65.0 million as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, there were $0.8 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2015, there were no commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2016 and 2015.

	Loans Modified as a TDR for the Three Months Ended March 31, 2016			Loans Modified as a TDR for the Three Months Ended March 31, 2015
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	17	$2,988	$—	17	$2,687	$1
Commercial Mortgage	—	—	—	1	507	—
Total Commercial	17	2,988	—	18	3,194	1
Consumer
Residential Mortgage	3	1,166	197	5	2,122	61
Home Equity	1	478	6	2	203	3
Automobile	53	1,123	24	35	780	11
Other [2]	62	450	13	22	151	5
Total Consumer	119	3,217	240	64	3,256	80
Total	136	$6,205	$240	82	$6,450	$81

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2016 and 2015, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	2	1,031	1	306
Home Equity	1	165	—	—
Automobile	5	116	7	152
Other [2]	18	111	8	61
Total Consumer	26	1,423	16	519
Total	26	$1,423	16	$519

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $7.6 million as of March 31, 2016.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of March 31, 2016 and December 31, 2015.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.7 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Balance at Beginning of Period	$1,970	$2,604
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	(251)
Due to Payoffs	(60)	(76)
Total Changes in Fair Value of Mortgage Servicing Rights	(60)	(327)
Balance at End of Period	$1,910	$2,277

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Balance at Beginning of Period	$21,032	$22,091
Servicing Rights that Resulted From Asset Transfers	441	134
Amortization	(635)	(839)
Valuation Allowance Provision	(85)	(20)
Balance at End of Period	$20,753	$21,366

Valuation Allowance:
Balance at Beginning of Period	$(21)	$(57)
Valuation Allowance Provision	(85)	(20)
Balance at End of Period	$(106)	$(77)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$24,804	$22,837
End of Period	$20,841	$21,431

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Weighted-Average Constant Prepayment Rate [1]	12.33%	9.10%
Weighted-Average Life (in years)	6.08	7.40
Weighted-Average Note Rate	4.21%	4.23%
Weighted-Average Discount Rate [2]	9.76%	9.38%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2016 and December 31, 2015 is presented in the following table.

(dollars in thousands)	March 31, 2016	December 31, 2015
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(226)	$(285)
Decrease in fair value from 50 bps adverse change	(447)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(226)	(292)
Decrease in fair value from 50 bps adverse change	(447)	(577)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 5. Affordable Housing Projects Tax Credit Partnerships

The Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $66.4 million and $68.8 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$12,485
2017	10,847
2018	33
2019	75
2020	65
Thereafter	—
Total Unfunded Commitments	$23,505

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Effective Yield Method
Tax credits and other tax benefits recognized	$3,516	$3,389
Amortization Expense in Provision for Income Taxes	2,174	1,893

Proportional Amortization Method
Tax credits and other tax benefits recognized	$259	$—
Amortization Expense in Provision for Income Taxes	200	—

There were no sales or impairment losses of LIHTC investments for the three months ended March 31, 2016 and 2015.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $15.3 million and $13.1 million as of March 31, 2016 and December 31, 2015, respectively. See Note 11 Derivative Financial Instruments for more information.
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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest) and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2016 and December 31, 2015, respectively, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,533	$310,533
Debt Securities Issued by States and Political Subdivisions	1,487	8,347	—	—	9,834
Mortgage-Backed Securities:
Residential - Government Agencies	—	53,087	—	96,457	149,544
Residential - U.S. Government-Sponsored Enterprises	—	23,864	—	93,010	116,874
Total	$1,487	$85,298	$200,000	$300,000	$586,785

December 31, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,313	$310,313
Debt Securities Issued by States and Political Subdivisions	47,915	4,692	100	—	52,707
Mortgage-Backed Securities:
Residential - Government Agencies	1,150	51,169	—	102,919	155,238
Residential - U.S. Government-Sponsored Enterprises	—	23,831	—	86,768	110,599
Total	$49,065	$79,692	$200,100	$300,000	$628,857

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2016 and December 31, 2015. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
March 31, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$193	$—	$193	$193	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	15,533	—	15,533	193	—	15,340

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	11,785	—	11,785	—	11,785	—
	$586,785	$—	$586,785	$—	$586,785	$—

December 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$261	$—	$261	$261	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	13,312	—	13,312	261	—	13,051

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	53,857	—	53,857	—	53,857	—
	$628,857	$—	$628,857	$—	$628,857	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $663.5 million and $663.2 million as of March 31, 2016 and December 31, 2015, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $16.1 million and $66.9 million as of March 31, 2016 and December 31, 2015, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$13,944	$5,505	$8,439
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	422	167	255
Net Unrealized Gains (Losses) on Investment Securities	14,366	5,672	8,694
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	314	124	190
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	233	92	141
Other Comprehensive Income (Loss)	$14,599	$5,764	$8,835

Three Months Ended March 31, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$8,711	$3,435	$5,276
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	30	12	18
Net Unrealized Gains (Losses) on Investment Securities	8,741	3,447	5,294
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	443	174	269
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	362	142	220
Other Comprehensive Income (Loss)	$9,103	$3,589	$5,514

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	8,439	—	—	8,439
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	255	141	396
Total Other Comprehensive Income (Loss)	8,439	255	141	8,835
Balance at End of Period	$20,998	$(7,000)	$(28,720)	$(14,722)

Three Months Ended March 31, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	5,276	—	—	5,276
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	18	220	238
Total Other Comprehensive Income (Loss)	5,276	18	220	5,514
Balance at End of Period	$21,260	$(8,537)	$(33,895)	$(21,172)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(422)	$(30)	Interest Income
	167	12	Provision for Income Tax
	(255)	(18)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(314)	(443)
	(233)	(362)	Total Before Tax
	92	142	Provision for Income Tax
	(141)	(220)	Net of Tax

Total Reclassifications for the Period	$(396)	$(238)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 Pension Plans and Postretirement Benefit Plan for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Denominator for Basic Earnings Per Share	42,920,794	43,386,402
Dilutive Effect of Equity Based Awards	205,732	211,102
Denominator for Diluted Earnings Per Share	43,126,526	43,597,504

Antidilutive Stock Options and Restricted Stock Outstanding	28,224	—

Note 9.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.  The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with the process used by any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current reporting structure.

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

The provision for income taxes is allocated to business segments using a 37% effective income tax rate. However, the provision for income taxes for our Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Retail Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective income tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 70 branch locations and 452 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2016 and 2015 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2016
Net Interest Income	$58,010	$38,348	$6,452	$214	$103,024
Provision for Credit Losses	2,835	(6,626)	(6)	1,797	(2,000)
Net Interest Income After Provision for Credit Losses	55,175	44,974	6,458	(1,583)	105,024
Noninterest Income	20,807	7,600	14,024	13,776	56,207
Noninterest Expense	(52,741)	(17,268)	(15,427)	(1,950)	(87,386)
Income Before Provision for Income Taxes	23,241	35,306	5,055	10,243	73,845
Provision for Income Taxes	(8,227)	(12,656)	(1,870)	(882)	(23,635)
Net Income	$15,014	$22,650	$3,185	$9,361	$50,210
Total Assets as of March 31, 2016	$4,763,749	$3,196,413	$284,891	$7,409,642	$15,654,695

Three Months Ended March 31, 2015
Net Interest Income	$48,349	$34,274	$4,300	$9,847	$96,770
Provision for Credit Losses	1,723	(464)	(8)	(1,251)	—
Net Interest Income After Provision for Credit Losses	46,626	34,738	4,308	11,098	96,770
Noninterest Income	19,108	5,651	14,726	12,822	52,307
Noninterest Expense	(50,340)	(17,886)	(14,590)	(4,099)	(86,915)
Income Before Provision for Income Taxes	15,394	22,503	4,444	19,821	62,162
Provision for Income Taxes	(5,526)	(7,865)	(1,644)	(4,685)	(19,720)
Net Income	$9,868	$14,638	$2,800	$15,136	$42,442
Total Assets as of March 31, 2015	$4,239,641	$2,910,911	$188,399	$7,800,228	$15,139,179

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2016 and 2015.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015
Three Months Ended March 31,
Service Cost	$—	$—	$137	$182
Interest Cost	1,209	1,186	294	324
Expected Return on Plan Assets	(1,281)	(1,304)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	389	443	(75)	—
Net Periodic Benefit Cost	$317	$325	$275	$425

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2016, the Company contributed $0.1 million to the pension plans and $0.2 million to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2016.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$7,965	$415	$4,375	$270
Forward Commitments	20,118	(115)	5,862	4
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	215,103	15,296	203,667	13,021
Pay Fixed/Receive Variable Swaps	215,103	(15,340)	203,667	(13,051)
Foreign Exchange Contracts	33,997	108	42,777	104

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2016 and December 31, 2015:

Derivative Financial Instruments	March 31, 2016		December 31, 2015
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$415	$—	$270	$—
Forward Commitments	—	115	5	1
Interest Rate Swap Agreements	15,681	15,725	13,543	13,573
Foreign Exchange Contracts	125	17	149	45
Total	$16,221	$15,857	$13,967	$13,619

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2016	2015
Interest Rate Lock Commitments	Mortgage Banking	$986	$587
Forward Commitments	Mortgage Banking	(478)	22
Interest Rate Swap Agreements	Other Noninterest Income	109	—
Foreign Exchange Contracts	Other Noninterest Income	709	649
Total		$1,326	$1,258

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

As of March 31, 2016 and December 31, 2015, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 6 Balance Sheet Offsetting for more information.

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of March 31, 2016, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2016, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Unfunded Commitments to Extend Credit	$2,613,922	$2,604,429
Standby Letters of Credit	58,528	48,153
Commercial Letters of Credit	17,286	15,867
Total Credit Commitments	$2,689,736	$2,668,449

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2016, the unpaid principal balance of residential mortgage loans sold by the Company was $2.5 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the three months ended March 31, 2016, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of March 31, 2016, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2016, there were no loans repurchased related to loan servicing activities. As of March 31, 2016, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2016, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of March 31, 2016 and December 31, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2016 and December 31, 2015, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. These conversion rate swap agreements are classified as a Level 2 measurement. See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$546	$434,572	$—	$435,118
Debt Securities Issued by States and Political Subdivisions	—	708,220	—	708,220
Debt Securities Issued by Corporations	—	308,742	—	308,742
Mortgage-Backed Securities:
Residential - Government Agencies	—	287,245	—	287,245
Residential - U.S. Government-Sponsored Enterprises	—	457,962	—	457,962
Commercial - Government Agencies	—	96,464	—	96,464
Total Mortgage-Backed Securities	—	841,671	—	841,671
Total Investment Securities Available-for-Sale	546	2,293,205	—	2,293,751
Loans Held for Sale	—	16,854	—	16,854
Mortgage Servicing Rights	—	—	1,910	1,910
Other Assets	18,347	—	—	18,347
Derivatives [1]	—	125	16,096	16,221
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2016	$18,893	$2,310,184	$18,006	$2,347,083

Liabilities:
Derivatives [1]	$—	$132	$15,725	$15,857
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016	$—	$132	$15,725	$15,857

December 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$545	$358,349	$—	$358,894
Debt Securities Issued by States and Political Subdivisions	—	731,918	—	731,918
Debt Securities Issued by Corporations	—	308,870	—	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	—	316,245	—	316,245
Residential - U.S. Government-Sponsored Enterprises	—	441,864	—	441,864
Commercial - Government Agencies	—	99,027	—	99,027
Total Mortgage-Backed Securities	—	857,136	—	857,136
Total Investment Securities Available-for-Sale	545	2,256,273	—	2,256,818
Loans Held for Sale	—	4,808	—	4,808
Mortgage Servicing Rights	—	—	1,970	1,970
Other Assets	20,262	—	—	20,262
Derivatives [1]	—	154	13,813	13,967
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2015	$20,807	$2,261,235	$15,783	$2,297,825

Liabilities:
Derivatives [1]	$—	$46	$13,573	$13,619
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015	$—	$46	$13,573	$13,619

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three months ended March 31, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(60)	972
Transfers to Loans Held for Sale	—	(841)
Balance as of March 31, 2016	$1,910	$371
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2016	$—	$371

Three Months Ended March 31, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(327)	587
Transfers to Loans Held for Sale	—	(435)
Balance as of March 31, 2015	$2,277	$270
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2015	$(251)	$270

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	12.33%	9.10%	$22,751	$26,774
		Discount Rate [2]	9.76%	9.38%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	90.79%	94.70%	$415	$270
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.28%	0.22%	$(44)	$(30)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2016
Mortgage Servicing Rights - amortization method	Level 3	$20,753	$106

December 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,032	$21
Foreclosed Real Estate	Level 3	824	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The Company's equipment held for sale at December 31, 2015 represented six aircraft that were previously on lease agreements. An impairment charge of $9.5 million (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2015 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the six aircraft, the carrying value was deemed a Level 3 measurement. All aircraft were sold during the current quarter resulting in a nominal loss on sale from the reduced carrying value.

Fair Value Option

The Company elects the fair value option for all residential mortgage loans held for sale.  This election allows for a more effective offset of the changes in fair values of the loans held for sale and the derivative financial instruments used to financially hedge them without having to apply complex hedge accounting requirements.  As noted above, the fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets.

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2016
Loans Held for Sale	$16,854	$16,251	$603

December 31, 2015
Loans Held for Sale	$4,808	$4,575	$233
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2016 and 2015, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

Other Debt

The fair value of the Company’s other debt was calculated using a discounted cash flow analyses, applying discount rates based on market yield curve rates for similar maturities.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,911,703	$3,981,830	$494,557	$3,487,273	$—
Loans [1]	7,728,297	8,133,640	—	—	8,133,640

Financial Instruments - Liabilities
Time Deposits	1,228,008	1,231,507	—	1,231,507	—
Securities Sold Under Agreements to Repurchase	586,785	586,779	—	586,779	—
Other Debt [2]	209,938	212,981	—	212,981	—

December 31, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,982,736	$4,006,412	$489,967	$3,516,445	$—
Loans [1]	7,538,454	7,967,385	—	—	7,967,385

Financial Instruments - Liabilities
Time Deposits	1,177,651	1,178,837	—	1,178,837	—
Securities Sold Under Agreements to Repurchase	628,857	686,853	—	686,853	—
Other Debt [2]	234,938	235,668	—	235,668	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission. In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the first quarter of 2016 including a strong tourism industry, a robust real estate market, and an active construction industry. The unemployment rate remained relatively low.  For the first two months of 2016, total visitor arrivals increased 5.2% while total visitor spending increased 3.8% compared to the same period in 2015. The statewide seasonally-adjusted unemployment rate was 3.1% in March 2016 compared to 5.0% nationally. For the first three months of 2016, the volume of single-family home sales on Oahu increased 17.4%, while the volume of condominium sales on Oahu increased 17.8% compared with the same period in 2015.  The median price of single-family home sales and condominium sales on Oahu increased 7.2% and 4.5%, respectively, for the first three months of 2016 compared to the same period in 2015. As of March 31, 2016, months of inventory of single-family homes and condominiums on Oahu remained low at 2.1 months and 2.3 months, respectively.

Oahu’s industrial property market is comprised of approximately 39.8 million square feet.  Oahu’s industrial vacancy rate reached a new historic low of 1.5% in the first quarter of 2016 compared to 1.7% at year-end 2015 as a result of 67,682 square feet of net space absorption.   Oahu’s retail market is comprised of approximately 16.4 million square feet.  Oahu’s retail vacancy rate decreased to 4.6% in the first quarter of 2016 from 5.1% at  2015 year-end due to net absorption of 127,277 of square footage.  Oahu’s office market  is comprised of roughly 14.8 million square feet of Class A, B and C properties.  Oahu’s office vacancy rate declined to 12.1% in the first quarter of 2016 compared to 12.7% at 2015 year-end reflecting net absorption of 63,321 square feet of office space.

Earnings Summary

Net income for the first quarter of 2016 was $50.2 million, an increase of $7.8 million or 18% compared to the same period in 2015.  Diluted earnings per share was $1.16 for the first quarter of 2016, an increase of $0.19 or 20% compared to the same period in 2015.

Our higher earnings for the first quarter of 2016 were primarily due to the following:

•
Net interest income for the first quarter of 2016 was $103.0 million, an increase of $6.3 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily due to higher deposit balances. In addition, we recorded an additional $1.3 million of interest income due to the full recovery of non-performing commercial and industrial loans related to one commercial client in Guam. Our net interest margin was 2.86% in the first quarter of 2016, an increase of 5 basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to the aforementioned interest income recovered during the current quarter.

•
Net occupancy expense for the first quarter of 2016 was $7.0 million, a decrease of $2.3 million or 25% compared to the same period in 2015 primarily due to a $1.5 million gain on the sale of real estate property in Guam.

•
Other noninterest income for the first quarter of 2016 was $5.2 million, an increase of $2.3 million or 75% compared to the same period in 2015. This increase was primarily due to a $1.9 million net gain on sale of equipment leases.

•
We recorded a $2.0 million negative provision for credit losses in the first quarter of 2016 compared to no provision recorded in the same period in 2015. The negative provision was primarily due to the full recovery of loans previously charged-off relating to one commercial client in Guam.

•
Net gains on sales of investment securities totaled $11.2 million in the first quarter of 2016 compared to $10.2 million during the same period in 2015. The net gain in the first quarter of 2016 was due to an $11.2 million gain on the sale of 100,000 Visa Class B shares. The net gain in the first quarter of 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares. We do not currently anticipate further sales of Visa Class B shares during 2016. The Company received these Class B shares in 2008 as part of Visa's initial public offering and they are transferable only under limited circumstances until they can be converted to the publicly traded Class A shares.

These items were partially offset by the following:

•
Provision for income taxes for the first quarter of 2016 was $23.6 million, an increase of $3.9 million or 20% compared to the same period in 2015 primarily due to higher pre-tax income. The effective income tax rate for the first quarter of 2016 was 32.01% compared to 31.72% for the same period in 2015.

•
Other noninterest expense for the first quarter of 2016 was $15.5 million, an increase of $1.3 million or 9% compared to the same period in 2015. This increase was primarily due to a $0.5 million increase in our reserve for unfunded commitments, a reflection of the growth in our commercial lending commitments. In addition, expenses increased for temporary employment services and advertising.

We maintained a strong balance sheet during the first quarter of 2016, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•
Total loans and leases were $8.1 billion as of March 31, 2016, an increase of $186.6 million or 2% from December 31, 2015 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $104.7 million as of March 31, 2016, an increase of $1.8 million or 2% from December 31, 2015.  The Allowance represents 1.30% of total loans and leases outstanding as of March 31, 2016 and 1.31% of total loans and leases outstanding as of December 31, 2015. The level of our Allowance was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of March 31, 2016, the total carrying value of our investment securities portfolio was $6.2 billion, a decrease of $34.1 million or 1% compared to December 31, 2015. During the first three months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•	Total deposits were $13.5 billion as of March 31, 2016, an increase of $237.8 million or 2% from December 31, 2015 primarily due to higher commercial and consumer core deposits.

•
Total shareholders’ equity was $1.1 billion as of March 31, 2016, an increase of $22.5 million or 2% from December 31, 2015.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2016, we repurchased 342,733 shares of our common stock at a total cost of $21.5 million under our share repurchase program and from shares purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan. We also paid cash dividends of $19.5 million during the first three months of 2016.

In April 2016, the Parent’s Board of Directors declared a quarterly cash dividend of $0.48 per share on the Parent’s outstanding shares, an increase of $0.03 per share from the $0.45 per share dividend declared in the prior quarter.  The dividend will be payable on June 14, 2016 to shareholders of record at the close of business on May 31, 2016.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2016	2015
For the Period:
Operating Results
Net Interest Income	$103,024	$96,770
Provision for Credit Losses	(2,000)	—
Total Noninterest Income	56,207	52,307
Total Noninterest Expense	87,386	86,915
Net Income	50,210	42,442
Basic Earnings Per Share	1.17	0.98
Diluted Earnings Per Share	1.16	0.97
Dividends Declared Per Share	0.45	0.45

Performance Ratios
Return on Average Assets	1.30%	1.15%
Return on Average Shareholders’ Equity	17.88	16.18
Efficiency Ratio [1]	54.88	58.30
Net Interest Margin [2]	2.86	2.81
Dividend Payout Ratio [3]	38.46	45.92
Average Shareholders’ Equity to Average Assets	7.27	7.12

Average Balances
Average Loans and Leases	$7,940,097	$7,053,061
Average Assets	15,537,073	14,946,037
Average Deposits	13,334,550	12,786,449
Average Shareholders’ Equity	1,129,561	1,064,112

Market Price Per Share of Common Stock
Closing	$68.28	$61.21
High	69.37	62.58
Low	54.55	53.90

	March 31, 2016	December 31, 2015
As of Period End:
Balance Sheet Totals
Loans and Leases	$8,065,610	$7,878,985
Total Assets	15,654,695	15,455,016
Total Deposits	13,488,892	13,251,103
Other Debt	220,771	245,786
Total Shareholders’ Equity	1,138,753	1,116,260

Asset Quality
Non-Performing Assets	$22,015	$28,801
Allowance for Loan and Lease Losses	104,677	102,880
Allowance to Loans and Leases Outstanding	1.30%	1.31%

Capital Ratios
Common Equity Tier 1 Capital Ratio	13.85%	13.97%
Tier 1 Capital Ratio	13.85	13.97
Total Capital Ratio	15.10	15.22
Tier 1 Leverage Ratio	7.25	7.26
Total Shareholders’ Equity to Total Assets	7.27	7.22
Tangible Common Equity to Tangible Assets [4]	7.09	7.03
Tangible Common Equity to Risk-Weighted Assets [4]	13.62	13.62

Non-Financial Data
Full-Time Equivalent Employees	2,139	2,164
Branches	70	70
ATMs	452	456

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2016	December 31, 2015
Total Shareholders’ Equity	$1,138,753	$1,116,260
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,107,236	$1,084,743

Total Assets	$15,654,695	$15,455,016
Less: Goodwill	31,517	31,517
Tangible Assets	$15,623,178	$15,423,499
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$8,130,093	$7,962,484

Total Shareholders’ Equity to Total Assets	7.27%	7.22%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.09%	7.03%

Tier 1 Capital Ratio	13.85%	13.97%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	13.62%	13.62%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.4	$—	0.41%	$3.1	$—	0.44%
Funds Sold	647.7	0.8	0.46	484.3	0.2	0.21
Investment Securities
Available-for-Sale
Taxable	1,588.5	7.2	1.80	1,560.8	6.5	1.67
Non-Taxable	715.0	5.6	3.15	723.3	5.7	3.16
Held-to-Maturity
Taxable	3,679.6	18.8	2.05	4,140.9	22.8	2.21
Non-Taxable	245.5	2.4	3.91	249.1	2.5	3.94
Total Investment Securities	6,228.6	34.0	2.19	6,674.1	37.5	2.25
Loans Held for Sale	12.2	0.1	3.89	3.1	—	3.63
Loans and Leases [1]
Commercial and Industrial	1,127.4	10.8	3.84	1,130.5	8.9	3.18
Commercial Mortgage	1,689.2	15.7	3.74	1,449.5	13.7	3.83
Construction	170.0	2.0	4.63	103.8	1.1	4.39
Commercial Lease Financing	198.9	1.3	2.69	225.9	1.9	3.42
Residential Mortgage	2,918.5	29.6	4.05	2,631.3	27.5	4.18
Home Equity	1,103.5	10.1	3.69	878.5	8.1	3.72
Automobile	388.6	5.0	5.19	331.5	4.3	5.25
Other [2]	344.0	6.5	7.64	302.1	5.5	7.36
Total Loans and Leases	7,940.1	81.0	4.09	7,053.1	71.0	4.06
Other	38.4	0.2	2.21	66.0	0.3	1.83
Total Earning Assets [3]	14,871.4	116.1	3.13	14,283.7	109.0	3.07
Cash and Due From Banks	131.0			136.5
Other Assets	534.7			525.8
Total Assets	$15,537.1			$14,946.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,761.6	$0.3	0.04%	$2,577.1	$0.2	0.03%
Savings	5,137.6	1.1	0.09	4,941.0	1.1	0.09
Time	1,208.4	1.5	0.50	1,378.3	1.1	0.33
Total Interest-Bearing Deposits	9,107.6	2.9	0.13	8,896.4	2.4	0.11
Short-Term Borrowings	7.8	—	0.14	8.5	—	0.14
Securities Sold Under Agreements to Repurchase	602.9	6.2	4.04	678.0	6.4	3.76
Other Debt	232.3	1.0	1.73	173.9	0.6	1.43
Total Interest-Bearing Liabilities	9,950.6	10.1	0.40	9,756.8	9.4	0.39
Net Interest Income		$106.0			$99.6
Interest Rate Spread			2.73%			2.68%
Net Interest Margin			2.86%			2.81%
Noninterest-Bearing Demand Deposits	4,227.0			3,890.0
Other Liabilities	229.9			235.1
Shareholders’ Equity	1,129.6			1,064.1
Total Liabilities and Shareholders’ Equity	$15,537.1			$14,946.0

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.0 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2016
	Compared to March 31, 2015
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.1	$0.5	$0.6
Investment Securities
Available-for-Sale
Taxable	0.1	0.6	0.7
Non-Taxable	(0.1)	—	(0.1)
Held-to-Maturity
Taxable	(2.4)	(1.6)	(4.0)
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	(2.5)	(1.0)	(3.5)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	—	1.9	1.9
Commercial Mortgage	2.3	(0.3)	2.0
Construction	0.8	0.1	0.9
Commercial Lease Financing	(0.2)	(0.4)	(0.6)
Residential Mortgage	3.0	(0.9)	2.1
Home Equity	2.1	(0.1)	2.0
Automobile	0.8	(0.1)	0.7
Other [2]	0.8	0.2	1.0
Total Loans and Leases	9.6	0.4	10.0
Other	(0.1)	—	(0.1)
Total Change in Interest Income	7.2	(0.1)	7.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	—	0.1
Time	(0.2)	0.6	0.4
Total Interest-Bearing Deposits	(0.1)	0.6	0.5
Securities Sold Under Agreements to Repurchase	(0.7)	0.5	(0.2)
Other Debt	0.2	0.2	0.4
Total Change in Interest Expense	(0.6)	1.3	0.7

Change in Net Interest Income	$7.8	$(1.4)	$6.4

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $103.0 million for the first quarter of 2016, an increase of $6.3 million or 6% compared to the same period in 2015. On a taxable-equivalent basis, net interest income was $106.0 million for the first quarter of 2016, an increase of $6.4 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily due to higher deposit balances. In addition, we recorded an additional $1.3 million of interest income due to the full recovery of non-performing commercial and industrials related to one client in Guam. Net interest margin was 2.86% for the first quarter of 2016, an increase of five basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to the aforementioned interest income recovered during the current quarter.

Yields on our earning assets increased by six basis points in the first quarter of 2016 compared to the same period in 2015 primarily due to the aforementioned interest income recovered on non-performing loans. This interest income recovery, coupled with higher year-over-year rates on floating rate loans, were the primary factors for the 66 basis points yield increase in our commercial and industrial portfolio. Partially offsetting the yield increase on our commercial and industrial portfolio were lower yields in our residential mortgage portfolio and our investment securities portfolio, coupled with slightly higher funding costs. Yields on our residential mortgage portfolio decreased by 13 basis points primarily due to continued payoff activity of higher-rate mortgage loans and the addition to our portfolio of lower-rate mortgage loans. Our investment securities portfolio yield decreased by six basis points primarily due to reinvestment into lower yielding securities, a reflection of the continued low interest rate environment, partially offset by lower premium amortization. Funding costs rose slightly during the current quarter. Interest rates paid on our time deposits increased by 17 basis points due to new public time deposits at higher rates. Interest rates paid on our securities sold under agreements to repurchase increased by 28 basis points due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $587.7 million or 4% in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $887.0 million primarily due to higher average balances in our commercial mortgage, residential mortgage, and home equity portfolios. The average balance of our commercial mortgage portfolio increased by $239.7 million primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $287.2 million primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $225.0 million as result of continued success in acquisition campaigns in the first quarter 2016 to drive new production and upfront line draws. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $445.5 million decrease in the average balance of our total investment securities portfolio primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $193.8 million or 2% in the first quarter of 2016 compared to the same period in 2015 primarily due to continued growth in our relationship checking and savings deposit products, partially offset by a decrease in our time deposits.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a negative provision of $2.0 million in the first quarter of 2016 compared to no provision in the same period in 2015. The negative provision was primarily due to the recovery of loans previously charged-off relating to one commercial client in Guam. Our decision to record a negative provision is reflective of our evaluation as to the adequacy of the Allowance. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income increased by $3.9 million or 7% in the first quarter of 2016 compared to the same period in 2015.
Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Change
Trust and Asset Management	$11,256	$12,180	$(924)
Mortgage Banking	3,189	1,693	1,496
Service Charges on Deposit Accounts	8,443	8,537	(94)
Fees, Exchange, and Other Service Charges	13,444	12,897	547
Investment Securities Gains, Net	11,180	10,231	949
Annuity and Insurance	1,901	2,044	(143)
Bank-Owned Life Insurance	1,548	1,734	(186)
Other Income	5,246	2,991	2,255
Total Noninterest Income	$56,207	$52,307	$3,900

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $8.7 billion and $10.3 billion as of March 31, 2016 and 2015, respectively.  Trust and asset management income decreased by $0.9 million or 8% in the first quarter of 2016 compared to the same period in 2015. This decrease was primarily due to a $0.4 million decrease in employee benefit trust fees and a $0.3 million decrease in agency fees primarily due to a decline in the number of customer accounts under administration.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of saleable loans we sell from current production and our portfolio.  Mortgage banking income increased by $1.5 million or 88% in the first quarter of 2016 compared to the same period in 2015. This increase was primarily due to our decision to sell more conforming saleable loans from current production which generated gains on sales of residential mortgage loans.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.5 million or 4% in the first quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $0.3 million increase in commissions and fees related to growth in our credit card business. In addition, other loan fees increased by $0.2 million.

Net gains on sales of investment securities totaled $11.2 million in the first quarter of 2016 compared to $10.2 million during the same period in 2015. The net gain in the first quarter of 2016 was due to an $11.2 million gain on the sale of 100,000 Visa Class B shares. The net gain in the first quarter of 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 188,714 Visa Class B shares (311,057 Class A equivalent shares) that we own are carried at a zero cost basis.

Bank-owned life insurance decreased by $0.2 million or 11% in the first quarter of 2016 compared to the same period in 2015 primarily due to a death benefit received in the first quarter of 2015.

Other noninterest income increased by $2.3 million or 75% in the first quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.9 million net gain on sale of equipment leases. In addition, we recorded an additional $0.2 million of fee revenue from our investment advisory services product launched in September 2014.

Noninterest Expense

Noninterest expense increased by $0.5 million or 1% in the first quarter of 2016 compared to the same period in 2015.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Change
Salaries	$29,141	$27,914	$1,227
Incentive Compensation	5,965	4,514	1,451
Share-Based Compensation	2,310	2,345	(35)
Commission Expense	1,357	1,592	(235)
Retirement and Other Benefits	4,954	4,731	223
Payroll Taxes	3,577	3,585	(8)
Medical, Dental, and Life Insurance	2,892	3,184	(292)
Separation Expense	318	1,915	(1,597)
Total Salaries and Benefits	50,514	49,780	734
Net Occupancy	7,003	9,333	(2,330)
Net Equipment	5,409	5,288	121
Data Processing	3,951	3,773	178
Professional Fees	2,639	2,334	305
FDIC Insurance	2,352	2,140	212
Other Expense:
Delivery and Postage Services	2,453	2,284	169
Mileage Program Travel	1,091	1,323	(232)
Merchant Transaction and Card Processing Fees	1,144	1,144	—
Advertising	1,314	1,084	230
Amortization - Solar Energy Partnership Investments	632	385	247
Other	8,884	8,047	837
Total Other Expense	15,518	14,267	1,251
Total Noninterest Expense	$87,386	$86,915	$471

Salaries and benefits expense increased by $0.7 million or 1% in the first quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.5 million increase in incentive compensation. In addition, salaries expense increased by $1.2 million primarily due to merit increases and one additional paid working day in the current quarter. This increase was partially offset by a $1.6 million decrease in separation expense. In addition, medical, dental, and life insurance decreased by $0.3 million primarily due to lower medical claims in our self-insured plan.

Net occupancy expense decreased by $2.3 million or 25% in the first quarter of 2016 compared to the same period in 2015 primarily due to a $1.5 million gain on the sale of real estate property in Guam. In addition, building operating expense decreased by $0.4 million primarily due to insourcing of building engineering services beginning in the second quarter of 2015. Lower electricity rates also contributed to the decrease.

Professional fees increased by $0.3 million or 13% in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in services within our support units.

Other noninterest expense increased by $1.3 million or 9% in the first quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $0.5 million increase in our reserve for unfunded commitments, a reflection of the growth in our commercial lending commitments. In addition, expenses increased for temporary employment services ($0.3 million) and advertising ($0.2 million). We also increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.2 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Provision for Income Taxes	$23,635	$19,720
Effective Tax Rates	32.01%	31.72%

The provision for income taxes was $23.6 million in the first quarter of 2016, an increase of $3.9 million or 20% compared to the same period in 2015. The higher effective rate in the first quarter of 2016 was primarily due to higher pre-tax income compared to a fixed amount of tax credits.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.2 billion as of March 31, 2016, a decrease of $34.1 million or 1% compared to December 31, 2015. As of March 31, 2016, our investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

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

During the first three months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of March 31, 2016, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2016, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of March 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.2 years.

Gross unrealized gains in our investment securities portfolio were $121.1 million as of March 31, 2016 and $84.9 million as of December 31, 2015.  Gross unrealized losses on our temporarily impaired investment securities were $16.3 million as of March 31, 2016 and $40.5 million as of December 31, 2015.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae. See Note 2 to the Consolidated Financial Statements for more information.

As of March 31, 2016, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $551.4 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,180,341	$1,115,168
Commercial Mortgage	1,687,199	1,677,147
Construction	192,909	156,660
Lease Financing	195,804	204,877
Total Commercial	3,256,253	3,153,852
Consumer
Residential Mortgage	2,929,388	2,925,605
Home Equity	1,131,796	1,069,400
Automobile	399,825	381,735
Other [1]	348,348	348,393
Total Consumer	4,809,357	4,725,133
Total Loans and Leases	$8,065,610	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2016 increased by $186.6 million or 2% from December 31, 2015 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of March 31, 2016 increased by $102.4 million or 3% from December 31, 2015.  Commercial and industrial loans increased by $65.2 million or 6% from December 31, 2015 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $10.1 million or 1% from December 31, 2015 primarily due to increased demand from new and existing customers as the real estate economy in Hawaii continued to improve. Construction loans increased by $36.2 million or 23% from December 31, 2015 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $9.1 million or 4% from December 31, 2015 primarily due to paydowns.

Consumer loans and leases as of March 31, 2016 increased by $84.2 million or 2% from December 31, 2015.  Residential mortgage loans slightly increased by $3.8 million or less than 1% from December 31, 2015. Home equity loans increased by $62.4 million or 6% from December 31, 2015 as a result of continued successful campaigns during the first quarter of 2016 to drive new production and upfront line draws. In addition, we experienced steady line utilization during the first quarter of 2016. Automobile loans increased by $18.1 million or 5% from December 31, 2015 due to increase in customer demand combined with market share gains. Other consumer loans remained relatively unchanged from December 31, 2015.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2016
Commercial
Commercial and Industrial	$1,075,310	$50,302	$53,954	$576	$199	$1,180,341
Commercial Mortgage	1,549,501	37,728	99,970	—	—	1,687,199
Construction	192,687	—	222	—	—	192,909
Lease Financing	42,854	147,565	1,690	—	3,695	195,804
Total Commercial	2,860,352	235,595	155,836	576	3,894	3,256,253
Consumer
Residential Mortgage	2,826,661	—	100,189	2,538	—	2,929,388
Home Equity	1,096,449	2,353	31,145	1,454	395	1,131,796
Automobile	314,332	45	80,937	4,511	—	399,825
Other [3]	266,204	—	41,525	40,619	—	348,348
Total Consumer	4,503,646	2,398	253,796	49,122	395	4,809,357
Total Loans and Leases	$7,363,998	$237,993	$409,632	$49,698	$4,289	$8,065,610

December 31, 2015
Commercial
Commercial and Industrial	$1,007,987	$43,794	$62,555	$612	$220	$1,115,168
Commercial Mortgage	1,539,462	36,038	101,647	—	—	1,677,147
Construction	156,660	—	—	—	—	156,660
Lease Financing	44,758	154,236	1,816	—	4,067	204,877
Total Commercial	2,748,867	234,068	166,018	612	4,287	3,153,852
Consumer
Residential Mortgage	2,821,299	—	101,672	2,634	—	2,925,605
Home Equity	1,033,920	2,562	31,383	1,535	—	1,069,400
Automobile	299,627	63	77,187	4,858	—	381,735
Other [3]	265,694	—	40,936	41,761	2	348,393
Total Consumer	4,420,540	2,625	251,178	50,788	2	4,725,133
Total Loans and Leases	$7,169,407	$236,693	$417,196	$51,400	$4,289	$7,878,985

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

Our Hawaii loan and lease portfolio increased by $194.6 million or 3% from December 31, 2015, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank and Federal Reserve Bank Stock	$37,958	$38,836
Derivative Financial Instruments	16,221	13,967
Low-Income Housing and Other Equity Investments	76,001	79,033
Deferred Compensation Plan Assets	18,348	20,262
Prepaid Expenses	10,154	8,262
Accounts Receivable	15,570	12,539
Other	18,310	26,493
Total Other Assets	$192,562	$199,392

Other assets decreased by $6.8 million or 3% from December 31, 2015. This decrease was primarily due to the sale of six aircraft ($4.7 million carrying value as of December 31, 2015) that were previously on lease agreements. Also contributing to the decrease was $3.0 million of amortization of low-income housing and solar energy partnership investments.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2016	December 31, 2015
Consumer	$6,568,651	$6,445,510
Commercial	5,678,987	5,502,739
Public and Other	1,241,254	1,302,854
Total Deposits	$13,488,892	$13,251,103

Total deposits were $13.5 billion as of March 31, 2016, an increase of $237.8 million or 2% from December 31, 2015. This increase was primarily due to a $176.2 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $123.1 million primarily due to continued growth in our relationship savings deposit products. Partially offsetting these increases was a $61.6 million decrease in public and other deposits primarily resulting from a decline in demand and savings accounts.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2016	December 31, 2015
Money Market	$1,867,922	$1,794,742
Regular Savings	3,304,284	3,230,449
Total Savings Deposits	$5,172,206	$5,025,191

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2016	December 31, 2015
Private Institutions	$575,000	$575,000
Government Entities	11,785	53,857
Total Securities Sold Under Agreements to Repurchase	$586,785	$628,857

Securities sold under agreements to repurchase as of March 31, 2016 decreased by $42.1 million or 7% from December 31, 2015. This decrease was due to two government entity repurchase agreements maturing during the current quarter. As of March 31, 2016, the weighted-average maturity was 151 days for our repurchase agreements with government entities and 3.3 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 1.6 years.  As of March 31, 2016, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.15% and 4.22%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank Advances	$200,000	$225,000
Non-Recourse Debt	9,938	9,938
Capital Lease Obligations	10,833	10,848
Total	$220,771	$245,786

Other debt was $220.8 million as of March 31, 2016, a decrease of $25.0 million or 10% from December 31, 2015. This decrease was primarily due to a $50.0 million FHLB advance that matured, partially offset by a new $25.0 million advance taken in the current quarter. As of March 31, 2016, our eight FHLB advances totaled $200.0 million with a weighted-average interest rate of 1.29% and maturity dates ranging from 2018 to 2019. These advances were primarily for asset/liability management purposes. As of March 31, 2016, our remaining unused line of credit with the FHLB was $1.2 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Retail Banking	$15,014	$9,868
Commercial Banking	22,650	14,638
Investment Services	3,185	2,800
Total	40,849	27,306
Treasury and Other	9,361	15,136
Consolidated Total	$50,210	$42,442

Retail Banking

Net income increased by $5.1 million or 52% in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income. This was partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment's deposit portfolio. The increase in noninterest income was due to higher mortgage banking income primarily due to our decision to sell more conforming saleable loans from current production which generated gains on sales of residential mortgage loans, and higher commissions and fees income from growth in our credit card business. The increase in the Provision was primarily due to higher net charge-offs in our home equity portfolio. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses for marketing, data processing and information technology.

Commercial Banking

Net income increased by $8.0 million or 55% in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in both net interest income and noninterest income, and decreases in the Provision and noninterest expense. The increase in net interest income was primarily due to an additional $1.3 million of interest income due to the full recovery of non-performing commercial and industrial loans related to one client in Guam, higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher net gains on sale of equipment leases. The decrease in the Provision was primarily due to the aforementioned full recovery of previously charged-off loans. The decrease in noninterest expense was primarily due to lower allocated expenses attributed to the segment’s share of the real estate property sold in Guam.

Investment Services

Net income increased by $0.4 million or 14% in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was primarily due to higher volume resulting from the transfer of loans and deposits from the Retail Banking segment, and to higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest income was primarily due to lower trust and asset management market values and lower fees related to the transition of various services provided to some institutional 401k plans. The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Treasury and Other

Net income decreased by $5.8 million or 38% in the first quarter of 2016 compared to the same period in 2015 primarily due to a decrease in net interest income and an increase in the Provision, partially offset by decreases in noninterest expense and provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields, partially offset by an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The negative provision recorded by the Company in 2016 was primarily due to the aforementioned full recovery of previously charged-off loans. Noninterest expenses decreased due to lower separation expenses. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective income tax rate increased to 32.01% in the first quarter of 2016 as compared to 31.72% in the same period in 2015.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2016, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2016.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2016	December 31, 2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$666	$5,829
Commercial Mortgage	3,401	3,469
Total Commercial	4,067	9,298
Consumer
Residential Mortgage	13,719	14,598
Home Equity	2,501	4,081
Total Consumer	16,220	18,679
Total Non-Accrual Loans and Leases	20,287	27,977
Foreclosed Real Estate	1,728	824
Total Non-Performing Assets	$22,015	$28,801

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,219	$4,453
Home Equity	2,096	1,710
Automobile	524	315
Other [1]	1,099	1,096
Total Consumer	7,938	7,574
Total Accruing Loans and Leases Past Due 90 Days or More	$7,938	$7,574
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$50,707	$49,430
Total Loans and Leases	$8,065,610	$7,878,985
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.25%	0.36%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.27%	0.37%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.12%	0.29%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.37%	0.41%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.37%	0.46%
Changes in Non-Performing Assets
Balance as of December 31, 2015	$28,801
Additions	4,002
Reductions
Payments	(6,012)
Return to Accrual Status	(4,272)
Sales of Foreclosed Real Estate	(248)
Charge-offs/Write-downs	(256)
Total Reductions	(10,788)
Balance as of March 31, 2016	$22,015

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $22.0 million as of March 31, 2016, a decrease of $6.8 million or 24% from December 31, 2015.  The decrease was primarily due to three commercial loan payoffs. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.27% as of March 31, 2016 and 0.37% as of December 31, 2015.

Commercial and industrial non-accrual loans decreased by $5.2 million or 89% from December 31, 2015 due to payoffs. In particular, one loan with a carrying value of $4.3 million as of December 31, 2015 was paid off during the current quarter. As of March 31, 2016, five commercial borrowers comprised the non-accrual balance in this category.  We have individually evaluated these five loans for impairment and have recorded partial charge-offs totaling $1.8 million on one of these loans.

Commercial mortgage non-accrual loans decreased by $0.1 million or 2% from December 31, 2015. The decrease was primarily due to paydowns on two loans. We have individually evaluated the remaining commercial mortgage non-accrual loans for impairment and have recorded partial charge-offs totaling $3.5 million on one loan.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $0.9 million or 6% from December 31, 2015.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of March 31, 2016, our residential mortgage non-accrual loans were comprised of 37 loans with a weighted average current LTV ratio of 65%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.9 million or 110% from December 31, 2015 due to the addition of one property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.9 million as of March 31, 2016, a $0.4 million or 5% increase from December 31, 2015.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $62.0 million as of March 31, 2016 and $66.7 million as of December 31, 2015, and had a related Allowance of $3.6 million as of March 31, 2016, and December 31, 2015.  As of March 31, 2016, we have recorded cumulative charge-offs of $16.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial
Commercial and Industrial	$10,755	$14,860
Commercial Mortgage	9,476	9,827
Construction	1,581	1,604
Total Commercial	21,812	26,291
Consumer
Residential Mortgage	28,231	28,981
Home Equity	1,516	1,089
Automobile	7,384	7,012
Other [1]	1,897	1,665
Total Consumer	39,028	38,747
Total	$60,840	$65,038

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $4.2 million or 6% from December 31, 2015. This decrease was primarily due to the aforementioned loan payoff of one commercial and industrial loan with a carrying value of $4.3 million as of December 31, 2015. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2016	2015	2015
Balance at Beginning of Period	$108,952	$110,110	$114,575
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(257)	(304)	(235)
Consumer
Residential Mortgage	(205)	—	(559)
Home Equity	(643)	(269)	(216)
Automobile	(1,560)	(1,719)	(1,428)
Other [1]	(2,222)	(2,170)	(1,650)
Total Loans and Leases Charged-Off	(4,887)	(4,462)	(4,088)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	6,867	420	646
Commercial Mortgage	14	18	14
Construction	23	8	8
Lease Financing	1	1	68
Consumer
Residential Mortgage	201	577	342
Home Equity	513	349	881
Automobile	592	519	494
Other [1]	473	412	408
Total Recoveries on Loans and Leases Previously Charged-Off	8,684	2,304	2,861
Net Loans and Leases Recovered (Charged-Off)	3,797	(2,158)	(1,227)
Provision for Credit Losses	(2,000)	1,000	—
Provision for Unfunded Commitments	500	—	—
Balance at End of Period [2]	$111,249	$108,952	$113,348

Components
Allowance for Loan and Lease Losses	$104,677	$102,880	$107,461
Reserve for Unfunded Commitments	6,572	6,072	5,887
Total Reserve for Credit Losses	$111,249	$108,952	$113,348

Average Loans and Leases Outstanding	$7,940,097	$7,785,346	$7,053,061

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	(0.19)%	0.11%	0.07%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.30%	1.31%	1.50%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2016, the Allowance was $104.7 million or 1.30% of total loans and leases outstanding, compared with an Allowance of $102.9 million or 1.31% of total loans and leases outstanding as of December 31, 2015.  The marginal decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company's strong growth, credit risk profile and a healthy Hawaii economy.

Net recoveries on loans and leases were $3.8 million or 0.19% of total average loans and leases, on an annualized basis, in the first quarter of 2016 compared to net charge-offs of $1.2 million or 0.07% of total average loans and leases, on an annualized basis, in the first quarter of 2015. All of our commercial portfolios were in net recovery positions in the first three months of 2016. Net recoveries in our commercial portfolios were $6.6 million for the first three months of 2016 compared to $0.5 million for the same period in 2015. Net recoveries in the first three months of 2016 were primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $2.9 million for the first three months of 2016 compared to $1.7 million for the same period in 2015. The higher net charge-offs during the first three months of 2016 were primarily in our home equity and other consumer loans portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2016, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.6 million as of March 31, 2016, an increase of $0.5 million from December 31, 2015. This increase primarily reflects the growth in our commercial lending commitments. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2016, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of March 31, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2016 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. The increase in sensitivity was due to the impact of a lower interest rate environment on our residential mortgage assets as well as changes in our balance sheet mix, including increases in floating rate securities, and overall loan and core deposit growth. Also contributing to the sensitivity increase was lengthening the tenor of our liabilities, including public funds and term debt.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2016		December 31, 2015
Gradual Change in Interest Rates (basis points)
+200	$14,914	3.7%	$11,217	2.7%
+100	7,287	1.8	5,095	1.2
-100	(9,630)	(2.4)	(7,132)	(1.7)

Immediate Change in Interest Rates (basis points)
+200	$40,828	10.2%	$28,194	6.9%
+100	20,018	5.0	12,840	3.1
-100	(28,093)	(7.0)	(20,437)	(5.0)

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB.  Our held-to-maturity securities, while not intended for sale, may also be utilized in repurchase agreements to obtain funding. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding.  Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of March 31, 2016, investment securities with a carrying value of $55.8 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2016, we could have borrowed an additional $1.2 billion from the FHLB and an additional $585.6 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2016.  As of March 31, 2016, cash and cash equivalents were $794.7 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $13.5 billion.  As of March 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.2 years.

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

The Parent and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2016, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2016, shareholders' equity was $1.1 billion, an increase of $22.5 million or 2% from December 31, 2015. For the first three months of 2016, net income of $50.2 million, common stock issuances of $2.8 million, shared-based compensation of $1.6 million, and other comprehensive income of $8.8 million were partially offset by cash dividends paid of $19.5 million, and common stock repurchased of $21.5 million. In the first three months of 2016, included in the amount of common stock repurchased were 297,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $62.92 and a total cost of $18.7 million. From the beginning of our share repurchase program in July 2001 through March 31, 2016, we repurchased a total of 53.1 million shares of common stock and returned a total of $1.99 billion to our shareholders at an average cost of $37.50 per share. In March 2016, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. This authorization, combined with the previously announced authorizations of $1.995 billion, brings the total repurchase authority to $2.095 billion. As of March 31, 2016, remaining buyback authority under our share repurchase program was $104.3 million. From April 1, 2016 through April 19, 2016, the Parent repurchased an additional 42,000 shares of common stock at an average cost of $67.38 per share for a total of $2.8 million.  Remaining buyback authority under our share repurchase program was $101.5 million as of April 19, 2016.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2016, the Parent’s Board of Directors declared a quarterly cash dividend of $0.48 per share on the Parent’s outstanding shares, an increase of $0.03 per share from the $0.45 per share dividend declared in the prior quarter.  The dividend will be payable on June 14, 2016 to shareholders of record at the close of business on May 31, 2016.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of March 31, 2016 and December 31, 2015.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2016	December 31, 2015
	Regulatory Capital
	Shareholders’ Equity	$1,138,753	$1,116,260
Less:	Goodwill [1]	27,416	27,416
	Postretirement Benefit Liability Adjustments	(28,720)	(28,860)
	Net Unrealized Gains (Losses) on Investment Securities [2]	13,998	5,304
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,126,257	1,112,598

	Tier 1 Capital	1,126,257	1,112,598
	Allowable Reserve for Credit Losses	101,745	99,647
	Total Regulatory Capital	$1,228,002	$1,212,245

	Risk-Weighted Assets	$8,130,093	$7,962,484

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.85%	13.97%
	Tier 1 Capital Ratio	13.85	13.97
	Total Capital Ratio	15.10	15.22
	Tier 1 Leverage Ratio	7.25	7.26
1 Calculated net of deferred tax liabilities.
2 Includes unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

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

We submitted our latest stress testing results to the FRB on March 31, 2015.  On June 26, 2015, we made our first stress test-related public disclosure (posted on our website). In 2016, the Company will submit its stress testing results to the FRB by the required due date in July and will disclose the results to the public in October.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2016 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2016	126,692	$59.00	88,000	$17,866,653
February 1 - 29, 2016	104,963	61.68	101,500	11,604,695
March 1 - 31, 2016	111,078	67.61	107,500	104,332,974
Total	342,733	$62.61	297,000

[1]
During the first quarter of 2016, 45,733 shares were purchased from employees and/or directors in connection with stock swaps, income tax withholdings related to the vesting of restricted stock, and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 25, 2016		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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