Form 10-Q
period 2016-06-30
BANK OF HAWAII CORP
filed 2016-07-25
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

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
Yes ☐  No ☒

As of July 19, 2016, there were 42,866,947 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest Income
Interest and Fees on Loans and Leases	$82,323	$73,565	$163,218	$144,526
Income on Investment Securities
Available-for-Sale	10,521	10,273	21,335	20,471
Held-to-Maturity	20,168	22,832	40,559	47,239
Deposits	2	2	6	5
Funds Sold	618	268	1,371	527
Other	153	310	365	612
Total Interest Income	113,785	107,250	226,854	213,380
Interest Expense
Deposits	3,081	2,405	5,967	4,773
Securities Sold Under Agreements to Repurchase	6,134	6,440	12,287	12,811
Funds Purchased	3	3	6	6
Other Debt	1,017	620	2,020	1,238
Total Interest Expense	10,235	9,468	20,280	18,828
Net Interest Income	103,550	97,782	206,574	194,552
Provision for Credit Losses	1,000	—	(1,000)	—
Net Interest Income After Provision for Credit Losses	102,550	97,782	207,574	194,552
Noninterest Income
Trust and Asset Management	12,707	12,355	23,963	24,535
Mortgage Banking	4,088	3,469	7,277	5,162
Service Charges on Deposit Accounts	8,150	8,203	16,593	16,740
Fees, Exchange, and Other Service Charges	13,978	13,352	27,422	26,249
Investment Securities Gains (Losses), Net	(312)	86	10,868	10,317
Annuity and Insurance	2,006	1,885	3,907	3,929
Bank-Owned Life Insurance	1,551	2,088	3,099	3,822
Other	4,351	4,487	9,597	7,478
Total Noninterest Income	46,519	45,925	102,726	98,232
Noninterest Expense
Salaries and Benefits	50,289	47,610	100,803	97,390
Net Occupancy	7,158	8,605	14,161	17,938
Net Equipment	5,065	4,826	10,474	10,114
Data Processing	3,972	3,673	7,923	7,446
Professional Fees	2,047	2,265	4,686	4,599
FDIC Insurance	2,144	2,068	4,496	4,208
Other	15,396	14,527	30,914	28,794
Total Noninterest Expense	86,071	83,574	173,457	170,489
Income Before Provision for Income Taxes	62,998	60,133	136,843	122,295
Provision for Income Taxes	18,753	18,979	42,388	38,699
Net Income	$44,245	$41,154	$94,455	$83,596
Basic Earnings Per Share	$1.04	$0.95	$2.21	$1.93
Diluted Earnings Per Share	$1.03	$0.95	$2.19	$1.92
Dividends Declared Per Share	$0.48	$0.45	$0.93	$0.90
Basic Weighted Average Shares	42,729,731	43,305,813	42,825,369	43,345,667
Diluted Weighted Average Shares	42,942,960	43,518,349	43,033,199	43,558,664

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Net Income	$44,245	$41,154	$94,455	$83,596
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	5,157	(7,610)	13,851	(2,316)
Defined Benefit Plans	141	220	282	440
Total Other Comprehensive Income (Loss)	5,298	(7,390)	14,133	(1,876)
Comprehensive Income	$49,543	$33,764	$108,588	$81,720

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Interest-Bearing Deposits in Other Banks	$3,819	$4,130
Funds Sold	615,395	592,892
Investment Securities
Available-for-Sale	2,299,638	2,256,818
Held-to-Maturity (Fair Value of $3,890,220 and $4,006,412)	3,798,200	3,982,736
Loans Held for Sale	105,824	4,808
Loans and Leases	8,331,469	7,878,985
Allowance for Loan and Lease Losses	(103,932)	(102,880)
Net Loans and Leases	8,227,537	7,776,105
Total Earning Assets	15,050,413	14,617,489
Cash and Due From Banks	133,836	158,699
Premises and Equipment, Net	109,832	111,199
Accrued Interest Receivable	45,709	44,719
Foreclosed Real Estate	1,728	824
Mortgage Servicing Rights	19,631	23,002
Goodwill	31,517	31,517
Bank-Owned Life Insurance	271,274	268,175
Other Assets	196,961	199,392
Total Assets	$15,860,901	$15,455,016

Liabilities
Deposits
Noninterest-Bearing Demand	$4,383,496	$4,286,331
Interest-Bearing Demand	2,838,744	2,761,930
Savings	5,165,808	5,025,191
Time	1,255,759	1,177,651
Total Deposits	13,643,807	13,251,103
Funds Purchased	7,333	7,333
Securities Sold Under Agreements to Repurchase	586,785	628,857
Other Debt	267,970	245,786
Retirement Benefits Payable	47,438	47,374
Accrued Interest Payable	5,532	5,032
Taxes Payable and Deferred Taxes	20,979	17,737
Other Liabilities	123,838	135,534
Total Liabilities	14,703,682	14,338,756
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2016 - 57,856,419 / 42,916,163 and December 31, 2015 - 57,749,071 / 43,282,153)	576	575
Capital Surplus	546,928	542,041
Accumulated Other Comprehensive Loss	(9,424)	(23,557)
Retained Earnings	1,370,308	1,316,260
Treasury Stock, at Cost (Shares: June 30, 2016 - 14,940,256 and December 31, 2015 - 14,466,918)	(751,169)	(719,059)
Total Shareholders’ Equity	1,157,219	1,116,260
Total Liabilities and Shareholders’ Equity	$15,860,901	$15,455,016
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	94,455	—	94,455
Other Comprehensive Income	—	—	—	14,133	—	—	14,133
Share-Based Compensation	—	—	3,314	—	—	—	3,314
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	201,445	1	1,573	—	(277)	4,900	6,197
Common Stock Repurchased	(567,435)	—	—	—	—	(37,010)	(37,010)
Cash Dividends Declared ($0.93 per share)	—	—	—	—	(40,130)	—	(40,130)
Balance as of June 30, 2016	42,916,163	$576	$546,928	$(9,424)	$1,370,308	$(751,169)	$1,157,219

Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	83,596	—	83,596
Other Comprehensive Loss	—	—	—	(1,876)	—	—	(1,876)
Share-Based Compensation	—	—	3,731	—	—	—	3,731
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	213,289	1	1,119	—	(408)	5,394	6,106
Common Stock Repurchased	(402,477)	—	—	—	—	(24,387)	(24,387)
Cash Dividends Declared ($0.90 per share)	—	—	—	—	(39,317)	—	(39,317)
Balance as of June 30, 2015	43,535,020	$575	$536,782	$(28,562)	$1,278,672	$(704,528)	$1,082,939
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015
Operating Activities
Net Income	$94,455	$83,596
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(1,000)	—
Depreciation and Amortization	6,596	6,386
Amortization of Deferred Loan and Lease Fees	(773)	(1,076)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	22,277	25,314
Share-Based Compensation	3,314	3,731
Benefit Plan Contributions	(655)	(1,072)
Deferred Income Taxes	(5,354)	(4,803)
Net Gains on Sales of Loans and Leases	(4,095)	(1,967)
Net Gains on Sales of Investment Securities	(10,868)	(10,317)
Proceeds from Sales of Loans Held for Sale	87,035	69,856
Originations of Loans Held for Sale	(181,939)	(81,374)
Tax Benefits from Share-Based Compensation	(884)	(356)
Net Change in Other Assets and Other Liabilities	(11,839)	28,133
Net Cash (Used in) Provided by Operating Activities	(3,730)	116,051

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	166,334	174,152
Proceeds from Sales	11,094	10,384
Purchases	(197,696)	(177,532)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	352,035	410,311
Purchases	(178,347)	(154,681)
Net Change in Loans and Leases	(451,812)	(535,834)
Premises and Equipment, Net	(5,229)	(4,971)
Net Cash Used in Investing Activities	(303,621)	(278,171)

Financing Activities
Net Change in Deposits	392,704	457,606
Net Change in Short-Term Borrowings	(42,072)	(16,291)
Proceeds from Long-Term Debt	75,000	—
Repayments of Long-Term Debt	(50,000)	—
Tax Benefits from Share-Based Compensation	884	356
Proceeds from Issuance of Common Stock	5,304	5,469
Repurchase of Common Stock	(37,010)	(24,387)
Cash Dividends Paid	(40,130)	(39,317)
Net Cash Provided by Financing Activities	304,680	383,436

Net Change in Cash and Cash Equivalents	(2,671)	221,316
Cash and Cash Equivalents at Beginning of Period	755,721	535,576
Cash and Cash Equivalents at End of Period	$753,050	$756,892
Supplemental Information
Cash Paid for Interest	$19,469	$18,313
Cash Paid for Income Taxes	42,229	34,339
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	1,040	83
Transfers from Loans to Loans Held for Sale	103,575	61,526

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company headquartered in Honolulu, Hawaii.  Bank of Hawaii Corporation and its subsidiaries (collectively, the “Company”) provide a broad range of financial products and services to customers in Hawaii, Guam, and other Pacific Islands.  The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”).

The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Unfunded commitments to fund these low-income housing partnerships were $19.7 million and $25.3 million as of June 30, 2016 and December 31, 2015, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 5 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $73.0 million and $79.0 million as of June 30, 2016 and December 31, 2015, respectively, and is included in other assets in the consolidated statements of condition.

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

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients.” The Company is currently evaluating the provisions of ASU No. 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$435,890	$3,334	$(783)	$438,441
Debt Securities Issued by States and Political Subdivisions	677,673	31,826	(32)	709,467
Debt Securities Issued by Corporations	313,077	211	(4,315)	308,973
Mortgage-Backed Securities:
Residential - Government Agencies	252,491	6,506	(854)	258,143
Residential - U.S. Government-Sponsored Enterprises	481,378	8,784	—	490,162
Commercial - Government Agencies	96,161	8	(1,717)	94,452
Total Mortgage-Backed Securities	830,030	15,298	(2,571)	842,757
Total	$2,256,670	$50,669	$(7,701)	$2,299,638
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,766	$5,918	$—	$495,684
Debt Securities Issued by States and Political Subdivisions	244,151	21,280	—	265,431
Debt Securities Issued by Corporations	143,498	3,203	(101)	146,600
Mortgage-Backed Securities:
Residential - Government Agencies	1,933,286	43,424	(3,107)	1,973,603
Residential - U.S. Government-Sponsored Enterprises	740,826	14,496	—	755,322
Commercial - Government Agencies	246,673	7,034	(127)	253,580
Total Mortgage-Backed Securities	2,920,785	64,954	(3,234)	2,982,505
Total	$3,798,200	$95,355	$(3,335)	$3,890,220

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2016.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$68,513	$68,727
Due After One Year Through Five Years	492,175	498,828
Due After Five Years Through Ten Years	380,577	397,253
Due After Ten Years	50,030	54,179
	991,295	1,018,987

Debt Securities Issued by Government Agencies	435,345	437,894
Mortgage-Backed Securities:
Residential - Government Agencies	252,491	258,143
Residential - U.S. Government-Sponsored Enterprises	481,378	490,162
Commercial - Government Agencies	96,161	94,452
Total Mortgage-Backed Securities	830,030	842,757
Total	$2,256,670	$2,299,638

Held-to-Maturity:
Due in One Year or Less	$29,982	$30,055
Due After One Year Through Five Years	492,193	499,765
Due After Five Years Through Ten Years	284,109	299,933
Due After Ten Years	71,131	77,962
	877,415	907,715
Mortgage-Backed Securities:
Residential - Government Agencies	1,933,286	1,973,603
Residential - U.S. Government-Sponsored Enterprises	740,826	755,322
Commercial - Government Agencies	246,673	253,580
Total Mortgage-Backed Securities	2,920,785	2,982,505
Total	$3,798,200	$3,890,220

Investment securities with carrying values of $2.6 billion and $2.5 billion as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Gross Gains on Sales of Investment Securities	$—	$86	$11,180	$10,317
Gross Losses on Sales of Investment Securities	(312)	—	(312)	—
Net Gains (Losses) on Sales of Investment Securities	$(312)	$86	$10,868	$10,317

The losses during the three and six months ended June 30, 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,593	$(591)	$26,033	$(192)	$200,626	$(783)
Debt Securities Issued by States and Political Subdivisions	202	—	6,766	(32)	6,968	(32)
Debt Securities Issued by Corporations	24,038	(962)	196,640	(3,353)	220,678	(4,315)
Mortgage-Backed Securities:
Residential - Government Agencies	6,297	(9)	8,263	(845)	14,560	(854)
Commercial - Government Agencies	—	—	89,157	(1,717)	89,157	(1,717)
Total Mortgage-Backed Securities	6,297	(9)	97,420	(2,562)	103,717	(2,571)
Total	$205,130	$(1,562)	$326,859	$(6,139)	$531,989	$(7,701)
Held-to-Maturity:
Debt Securities Issued by Corporations	$—	$—	$17,353	$(101)	$17,353	$(101)
Mortgage-Backed Securities:
Residential - Government Agencies	14,309	(19)	308,795	(3,088)	323,104	(3,107)
Commercial - Government Agencies	—	—	19,201	(127)	19,201	(127)
Total Mortgage-Backed Securities	14,309	(19)	327,996	(3,215)	342,305	(3,234)
Total	$14,309	$(19)	$345,349	$(3,316)	$359,658	$(3,335)

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,260	$(822)	$5,452	$(16)	$149,712	$(838)
Debt Securities Issued by States and Political Subdivisions	72,248	(252)	6,798	(52)	79,046	(304)
Debt Securities Issued by Corporations	101,269	(1,747)	162,304	(2,755)	263,573	(4,502)
Mortgage-Backed Securities:
Residential - Government Agencies	30,679	(130)	9,117	(1,137)	39,796	(1,267)
Residential - U.S. Government-Sponsored Enterprises	346,603	(2,264)	—	—	346,603	(2,264)
Commercial - Government Agencies	—	—	99,026	(4,200)	99,026	(4,200)
Total Mortgage-Backed Securities	377,282	(2,394)	108,143	(5,337)	485,425	(7,731)
Total	$695,059	$(5,215)	$282,697	$(8,160)	$977,756	$(13,375)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$264,747	$(1,139)	$—	$—	$264,747	$(1,139)
Debt Securities Issued by Corporations	28,218	(66)	71,208	(1,975)	99,426	(2,041)
Mortgage-Backed Securities:
Residential - Government Agencies	562,502	(5,828)	414,207	(13,239)	976,709	(19,067)
Residential - U.S. Government-Sponsored Enterprises	450,147	(2,616)	—	—	450,147	(2,616)
Commercial - Government Agencies	74,040	(958)	52,207	(1,274)	126,247	(2,232)
Total Mortgage-Backed Securities	1,086,689	(9,402)	466,414	(14,513)	1,553,103	(23,915)
Total	$1,379,654	$(10,607)	$537,622	$(16,488)	$1,917,276	$(27,095)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2016, which were comprised of 83 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2016 and December 31, 2015, the gross unrealized losses were primarily related to investment securities issued by Ginnie Mae and corporate debt securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Taxable	$25,567	$27,776	$51,554	$57,068
Non-Taxable	5,122	5,329	10,340	10,642
Total Interest Income from Investment Securities	$30,689	$33,105	$61,894	$67,710

As of June 30, 2016, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $554.2 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company's total Hawaii municipal bond holdings, 76% were general obligation issuances. As of June 30, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank Stock	$20,000	$19,000
Federal Reserve Bank Stock	19,958	19,836
Total	$39,958	$38,836

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of June 30, 2016, the conversion ratio was 1.6483.

During the first quarter of 2016, the Company recorded an $11.2 million net gain on the sale of 100,000 Visa Class B shares. Concurrent with every sale of Visa Class B shares, the Company has entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 188,714 Class B shares (311,057 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,174,879	$1,115,168
Commercial Mortgage	1,712,271	1,677,147
Construction	226,062	156,660
Lease Financing	192,630	204,877
Total Commercial	3,305,842	3,153,852
Consumer
Residential Mortgage	3,032,981	2,925,605
Home Equity	1,213,154	1,069,400
Automobile	417,017	381,735
Other [1]	362,475	348,393
Total Consumer	5,025,627	4,725,133
Total Loans and Leases	$8,331,469	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $4.4 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $6.2 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2016 and 2015.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2016 and 2015.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$61,810	$42,867	$104,677
Loans and Leases Charged-Off	(204)	(3,551)	(3,755)
Recoveries on Loans and Leases Previously Charged-Off	418	1,592	2,010
Net Loans and Leases Recovered (Charged-Off)	214	(1,959)	(1,745)
Provision for Credit Losses	5	995	1,000
Balance at End of Period	$62,029	$41,903	$103,932
Six Months Ended June 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(461)	(8,181)	(8,642)
Recoveries on Loans and Leases Previously Charged-Off	7,323	3,371	10,694
Net Loans and Leases Recovered (Charged-Off)	6,862	(4,810)	2,052
Provision for Credit Losses	(5,547)	4,547	(1,000)
Balance at End of Period	$62,029	$41,903	$103,932
As of June 30, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$7	$3,195	$3,202
Collectively Evaluated for Impairment	62,022	38,708	100,730
Total	$62,029	$41,903	$103,932
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$22,271	$38,691	$60,962
Collectively Evaluated for Impairment	3,283,571	4,986,936	8,270,507
Total	$3,305,842	$5,025,627	$8,331,469

Three Months Ended June 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,834	$41,627	$107,461
Loans and Leases Charged-Off	(255)	(3,241)	(3,496)
Recoveries on Loans and Leases Previously Charged-Off	486	1,555	2,041
Net Loans and Leases Recovered (Charged-Off)	231	(1,686)	(1,455)
Provision for Credit Losses	940	(940)	—
Balance at End of Period	$67,005	$39,001	$106,006
Six Months Ended June 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(490)	(7,094)	(7,584)
Recoveries on Loans and Leases Previously Charged-Off	1,222	3,680	4,902
Net Loans and Leases Recovered (Charged-Off)	732	(3,414)	(2,682)
Provision for Credit Losses	1,722	(1,722)	—
Balance at End of Period	$67,005	$39,001	$106,006
As of June 30, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,160	$3,405	$5,565
Collectively Evaluated for Impairment	64,845	35,596	100,441
Total	$67,005	$39,001	$106,006
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,512	$39,267	$66,779
Collectively Evaluated for Impairment	3,015,259	4,346,400	7,361,659
Total	$3,042,771	$4,385,667	$7,428,438

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2016 and December 31, 2015.

	June 30, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,124,700	$1,621,114	$214,430	$192,302	$3,152,546
Special Mention	17,144	56,953	10,073	7	84,177
Classified	33,035	34,204	1,559	321	69,119
Total	$1,174,879	$1,712,271	$226,062	$192,630	$3,305,842

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,019,706	$1,209,502	$416,553	$361,592	$5,007,353
Classified	13,275	3,652	464	883	18,274
Total	$3,032,981	$1,213,154	$417,017	$362,475	$5,025,627
Total Recorded Investment in Loans and Leases					$8,331,469

	December 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,059,475	$1,591,696	$154,976	$204,348	$3,010,495
Special Mention	28,076	43,674	80	76	71,906
Classified	27,617	41,777	1,604	453	71,451
Total	$1,115,168	$1,677,147	$156,660	$204,877	$3,153,852

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,910,667	$1,064,253	$381,420	$347,710	$4,704,050
Classified	14,938	5,147	315	683	21,083
Total	$2,925,605	$1,069,400	$381,735	$348,393	$4,725,133
Total Recorded Investment in Loans and Leases					$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2016
Commercial
Commercial and Industrial	$502	$596	$—	$269	$1,367	$1,173,512	$1,174,879	$176
Commercial Mortgage	491	1,817	—	1,194	3,502	1,708,769	1,712,271	442
Construction	—	—	—	—	—	226,062	226,062	—
Lease Financing	—	—	—	—	—	192,630	192,630	—
Total Commercial	993	2,413	—	1,463	4,869	3,300,973	3,305,842	618
Consumer
Residential Mortgage	2,722	2,137	5,640	9,979	20,478	3,012,503	3,032,981	819
Home Equity	2,246	1,062	1,128	3,110	7,546	1,205,608	1,213,154	892
Automobile	8,790	1,370	464	—	10,624	406,393	417,017	—
Other [1]	2,302	1,300	1,518	—	5,120	357,355	362,475	—
Total Consumer	16,060	5,869	8,750	13,089	43,768	4,981,859	5,025,627	1,711
Total	$17,053	$8,282	$8,750	$14,552	$48,637	$8,282,832	$8,331,469	$2,329

As of December 31, 2015
Commercial
Commercial and Industrial	$1,118	$359	$—	$5,829	$7,306	$1,107,862	$1,115,168	$452
Commercial Mortgage	1,245	27	—	3,469	4,741	1,672,406	1,677,147	2,890
Construction	2,120	—	—	—	2,120	154,540	156,660	—
Lease Financing	—	—	—	—	—	204,877	204,877	—
Total Commercial	4,483	386	—	9,298	14,167	3,139,685	3,153,852	3,342
Consumer
Residential Mortgage	7,148	3,993	4,453	14,598	30,192	2,895,413	2,925,605	2,056
Home Equity	3,856	1,906	1,710	4,081	11,553	1,057,847	1,069,400	1,710
Automobile	8,103	1,803	315	—	10,221	371,514	381,735	—
Other [1]	2,281	1,448	1,096	—	4,825	343,568	348,393	—
Total Consumer	21,388	9,150	7,574	18,679	56,791	4,668,342	4,725,133	3,766
Total	$25,871	$9,536	$7,574	$27,977	$70,958	$7,808,027	$7,878,985	$7,108

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,995	$16,957	$—
Commercial Mortgage	10,062	13,562	—
Construction	1,559	1,559	—
Total Commercial	21,616	32,078	—
Total Impaired Loans with No Related Allowance Recorded	$21,616	$32,078	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$655	$655	$7
Total Commercial	655	655	7
Consumer
Residential Mortgage	27,758	33,275	2,948
Home Equity	1,506	1,506	19
Automobile	7,460	7,460	170
Other [1]	1,967	1,967	58
Total Consumer	38,691	44,208	3,195
Total Impaired Loans with an Allowance Recorded	$39,346	$44,863	$3,202

Impaired Loans:
Commercial	$22,271	$32,733	$7
Consumer	38,691	44,208	3,195
Total Impaired Loans	$60,962	$76,941	$3,202

December 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,650	$28,212	$—
Commercial Mortgage	10,407	13,907	—
Construction	1,604	1,604	—
Total Commercial	26,661	43,723	—
Total Impaired Loans with No Related Allowance Recorded	$26,661	$43,723	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,289	$1,289	$205
Total Commercial	1,289	1,289	205
Consumer
Residential Mortgage	28,981	34,694	3,171
Home Equity	1,089	1,089	12
Automobile	7,012	7,012	143
Other [1]	1,665	1,665	47
Total Consumer	38,747	44,460	3,373
Total Impaired Loans with an Allowance Recorded	$40,036	$45,749	$3,578

Impaired Loans:
Commercial	$27,950	$45,012	$205
Consumer	38,747	44,460	3,373
Total Impaired Loans	$66,697	$89,472	$3,578
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,032	$112	$12,201	$110
Commercial Mortgage	10,059	93	6,690	66
Construction	1,570	25	1,658	27
Total Commercial	21,661	230	20,549	203
Total Impaired Loans with No Related Allowance Recorded	$21,661	$230	$20,549	$203

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$968	$12	$6,250	$28
Total Commercial	968	12	6,250	28
Consumer
Residential Mortgage	27,995	250	31,455	264
Home Equity	1,511	18	1,197	11
Automobile	7,422	125	5,667	111
Other [1]	1,932	43	1,042	27
Total Consumer	38,860	436	39,361	413
Total Impaired Loans with an Allowance Recorded	$39,828	$448	$45,611	$441

Impaired Loans:
Commercial	$22,629	$242	$26,799	$231
Consumer	38,860	436	39,361	413
Total Impaired Loans	$61,489	$678	$66,160	$644

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,571	$218	$11,388	$208
Commercial Mortgage	10,175	162	6,620	131
Construction	1,581	51	1,668	54
Total Commercial	23,327	431	19,676	393
Total Impaired Loans with No Related Allowance Recorded	$23,327	$431	$19,676	$393

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,075	$32	$6,561	$54
Total Commercial	1,075	32	6,561	54
Consumer
Residential Mortgage	28,323	501	31,747	531
Home Equity	1,370	35	1,135	19
Automobile	7,285	247	5,569	215
Other [1]	1,843	82	999	49
Total Consumer	38,821	865	39,450	814
Total Impaired Loans with an Allowance Recorded	$39,896	$897	$46,011	$868

Impaired Loans:
Commercial	$24,402	$463	$26,237	$447
Consumer	38,821	865	39,450	814
Total Impaired Loans	$63,223	$1,328	$65,687	$1,261

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2016 and 2015, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $60.0 million and $65.0 million as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, there were $0.9 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2015, there were no commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2016 and 2015.

	Loans Modified as a TDR for the Three Months Ended June 30, 2016			Loans Modified as a TDR for the Three Months Ended June 30, 2015
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	16	$2,955	$—	22	$4,535	$2
Commercial Mortgage	—	—	—	1	624	62
Total Commercial	16	2,955	—	23	5,159	64
Consumer
Residential Mortgage	1	440	—	5	1,414	92
Automobile	53	977	22	40	888	14
Other [2]	40	271	8	33	254	7
Total Consumer	94	1,688	30	78	2,556	113
Total	110	$4,643	$30	101	$7,715	$177

	Loans Modified as a TDR for the Six Months Ended June 30, 2016			Loans Modified as a TDR for the Six Months Ended June 30, 2015
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	18	$3,102	$2	27	$4,611	$3
Commercial Mortgage	—	—	—	2	1,115	62
Total Commercial	18	3,102	2	29	5,726	65
Consumer
Residential Mortgage	4	1,610	15	10	3,488	136
Home Equity	1	478	6	2	203	2
Automobile	108	2,008	48	75	1,645	27
Other [2]	99	684	19	53	383	11
Total Consumer	212	4,780	88	140	5,719	176
Total	230	$7,882	$90	169	$11,445	$241

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2016 and 2015, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$4,471
Total Commercial	—	—	1	4,471

Consumer
Residential Mortgage	1	43	—	—
Automobile	3	21	5	86
Other [2]	9	70	12	70
Total Consumer	13	134	17	156
Total	13	$134	18	$4,627

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$4,471
Total Commercial	—	—	1	4,471

Consumer
Residential Mortgage	3	1,056	1	305
Home Equity	1	162	—	—
Automobile	4	57	7	120
Other [2]	22	142	16	99
Total Consumer	30	1,417	24	524
Total	30	$1,417	25	$4,995

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.6 million as of June 30, 2016.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of June 30, 2016 and $2.7 billion as of December 31, 2015.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings;

and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$1,910	$2,277	$1,970	$2,604
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	—	—	(251)
Due to Payoffs	(91)	(89)	(151)	(165)
Total Changes in Fair Value of Mortgage Servicing Rights	(91)	(89)	(151)	(416)
Balance at End of Period	$1,819	$2,188	$1,819	$2,188

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and six months ended June 30, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$20,753	$21,366	$21,032	$22,091
Servicing Rights that Resulted From Asset Transfers	329	551	771	685
Amortization	(677)	(756)	(1,313)	(1,595)
Valuation Allowance Provision	(2,593)	77	(2,678)	57
Balance at End of Period	$17,812	$21,238	$17,812	$21,238

Valuation Allowance:
Balance at Beginning of Period	$(106)	$(77)	$(21)	$(57)
Valuation Allowance Provision	(2,593)	77	(2,678)	57
Balance at End of Period	$(2,699)	$—	$(2,699)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$20,841	$21,431	$24,804	$22,837
End of Period	$17,812	$26,205	$17,812	$26,205

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Weighted-Average Constant Prepayment Rate [1]	15.10%	9.10%
Weighted-Average Life (in years)	5.19	7.40
Weighted-Average Note Rate	4.19%	4.23%
Weighted-Average Discount Rate [2]	9.58%	9.38%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2016 and December 31, 2015 is presented in the following table.

(dollars in thousands)	June 30, 2016	December 31, 2015
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(182)	$(285)
Decrease in fair value from 50 bps adverse change	(358)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(179)	(292)
Decrease in fair value from 50 bps adverse change	(354)	(577)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $64.0 million and $68.8 million as of June 30, 2016 and December 31, 2015, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$10,115
2017	9,234
2018	33
2019	75
2020	3
Thereafter	225
Total Unfunded Commitments	$19,685

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Effective Yield Method
Tax credits and other tax benefits recognized	$3,516	$3,353	$7,032	$6,742
Amortization Expense in Provision for Income Taxes	2,174	1,998	4,348	3,891

Proportional Amortization Method
Tax credits and other tax benefits recognized	$259	$—	$518	$—
Amortization Expense in Provision for Income Taxes	200	—	400	—

There were no sales or impairment losses of LIHTC investments for the six months ended June 30, 2016 and 2015.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $18.3 million and $13.1 million as of June 30, 2016 and December 31, 2015, respectively. See Note 11 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2016 and December 31, 2015, respectively, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$109,159	$309,159
Debt Securities Issued by States and Political Subdivisions	6,077	2,846	—	—	8,923
Mortgage-Backed Securities:
Residential - Government Agencies	36,019	15,828	—	99,453	151,300
Residential - U.S. Government-Sponsored Enterprises	14,794	11,221	—	91,388	117,403
Total	$56,890	$29,895	$200,000	$300,000	$586,785

December 31, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,313	$310,313
Debt Securities Issued by States and Political Subdivisions	47,915	4,692	100	—	52,707
Mortgage-Backed Securities:
Residential - Government Agencies	1,150	51,169	—	102,919	155,238
Residential - U.S. Government-Sponsored Enterprises	—	23,831	—	86,768	110,599
Total	$49,065	$79,692	$200,100	$300,000	$628,857

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2016 and December 31, 2015. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
June 30, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$111	$—	$111	$111	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	18,399	—	18,399	111	—	18,288

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	11,785	—	11,785	—	11,785	—
	$586,785	$—	$586,785	$—	$586,785	$—

December 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$261	$—	$261	$261	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	13,312	—	13,312	261	—	13,051

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	53,857	—	53,857	—	53,857	—
	$628,857	$—	$628,857	$—	$628,857	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $667.1 million and $663.2 million as of June 30, 2016 and December 31, 2015, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $14.7 million and $66.9 million as of June 30, 2016 and December 31, 2015, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$8,279	$3,268	$5,011
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	242	96	146
Net Unrealized Gains (Losses) on Investment Securities	8,521	3,364	5,157
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	312	123	189
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	232	91	141
Other Comprehensive Income (Loss)	$8,753	$3,455	$5,298

Three Months Ended June 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(13,018)	$(5,132)	$(7,886)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	455	179	276
Net Unrealized Gains (Losses) on Investment Securities	(12,563)	(4,953)	(7,610)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	444	175	269
Amortization of Prior Service Credit	(80)	(31)	(49)
Defined Benefit Plans, Net	364	144	220
Other Comprehensive Income (Loss)	$(12,199)	$(4,809)	$(7,390)

Six Months Ended June 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$22,223	$8,773	$13,450
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	663	262	401
Net Unrealized Gains (Losses) on Investment Securities	22,886	9,035	13,851
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	626	247	379
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	465	183	282
Other Comprehensive Income (Loss)	$23,351	$9,218	$14,133

Six Months Ended June 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(4,307)	$(1,697)	$(2,610)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	485	191	294
Net Unrealized Gains (Losses) on Investment Securities	(3,822)	(1,506)	(2,316)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	887	349	538
Amortization of Prior Service Credit	(161)	(63)	(98)
Defined Benefit Plans, Net	726	286	440
Other Comprehensive Income (Loss)	$(3,096)	$(1,220)	$(1,876)

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2016
Balance at Beginning of Period	$20,998	$(7,000)	$(28,720)	$(14,722)
Other Comprehensive Income (Loss) Before Reclassifications	5,011	—	—	5,011
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	146	141	287
Total Other Comprehensive Income (Loss)	5,011	146	141	5,298
Balance at End of Period	$26,009	$(6,854)	$(28,579)	$(9,424)

Three Months Ended June 30, 2015
Balance at Beginning of Period	$21,260	$(8,537)	$(33,895)	$(21,172)
Other Comprehensive Income (Loss) Before Reclassifications	(7,886)	—	—	(7,886)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	276	220	496
Total Other Comprehensive Income (Loss)	(7,886)	276	220	(7,390)
Balance at End of Period	$13,374	$(8,261)	$(33,675)	$(28,562)

Six Months Ended June 30, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	13,450	—	—	13,450
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	401	282	683
Total Other Comprehensive Income (Loss)	13,450	401	282	14,133
Balance at End of Period	$26,009	$(6,854)	$(28,579)	$(9,424)

Six Months Ended June 30, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	(2,610)	—	—	(2,610)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	294	440	734
Total Other Comprehensive Income (Loss)	(2,610)	294	440	(1,876)
Balance at End of Period	$13,374	$(8,261)	$(33,675)	$(28,562)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(242)	$(455)	Interest Income
	96	179	Provision for Income Tax
	(146)	(276)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	80	80
Net Actuarial Losses [2]	(312)	(444)
	(232)	(364)	Total Before Tax
	91	144	Provision for Income Tax
	(141)	(220)	Net of Tax

Total Reclassifications for the Period	$(287)	$(496)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(663)	$(485)	Interest Income
	262	191	Provision for Income Tax
	(401)	(294)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	161	161
Net Actuarial Losses [2]	(626)	(887)
	(465)	(726)	Total Before Tax
	183	286	Provision for Income Tax
	(282)	(440)	Net of Tax

Total Reclassifications for the Period	$(683)	$(734)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 Pension Plans and Postretirement Benefit Plan for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator for Basic Earnings Per Share	42,729,731	43,305,813	42,825,369	43,345,667
Dilutive Effect of Equity Based Awards	213,229	212,536	207,830	212,997
Denominator for Diluted Earnings Per Share	42,942,960	43,518,349	43,033,199	43,558,664

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	1,438	—

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 70 branch locations and 451 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2016 and 2015 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2016
Net Interest Income	$60,041	$38,151	$6,037	$(679)	$103,550
Provision for Credit Losses	2,006	(258)	(5)	(743)	1,000
Net Interest Income After Provision for Credit Losses	58,035	38,409	6,042	64	102,550
Noninterest Income	21,771	6,438	15,946	2,364	46,519
Noninterest Expense	(50,758)	(17,762)	(14,780)	(2,771)	(86,071)
Income Before Provision for Income Taxes	29,048	27,085	7,208	(343)	62,998
Provision for Income Taxes	(10,402)	(9,608)	(2,667)	3,924	(18,753)
Net Income	$18,646	$17,477	$4,541	$3,581	$44,245
Total Assets as of June 30, 2016	$5,076,204	$3,239,572	$282,143	$7,262,982	$15,860,901

Three Months Ended June 30, 2015
Net Interest Income	$50,550	$35,886	$4,335	$7,011	$97,782
Provision for Credit Losses	1,727	(266)	(8)	(1,453)	—
Net Interest Income After Provision for Credit Losses	48,823	36,152	4,343	8,464	97,782
Noninterest Income	20,809	5,892	15,680	3,544	45,925
Noninterest Expense	(49,158)	(16,720)	(14,572)	(3,124)	(83,574)
Income Before Provision for Income Taxes	20,474	25,324	5,451	8,884	60,133
Provision for Income Taxes	(7,219)	(8,958)	(2,017)	(785)	(18,979)
Net Income	$13,255	$16,366	$3,434	$8,099	$41,154
Total Assets as of June 30, 2015	$4,404,619	$2,985,351	$204,253	$7,653,820	$15,248,043

Six Months Ended June 30, 2016
Net Interest Income	$118,051	$76,499	$12,489	$(465)	$206,574
Provision for Credit Losses	4,841	(6,884)	(11)	1,054	(1,000)
Net Interest Income After Provision for Credit Losses	113,210	83,383	12,500	(1,519)	207,574
Noninterest Income	42,578	14,038	29,970	16,140	102,726
Noninterest Expense	(103,499)	(35,030)	(30,207)	(4,721)	(173,457)
Income Before Provision for Income Taxes	52,289	62,391	12,263	9,900	136,843
Provision for Income Taxes	(18,629)	(22,264)	(4,537)	3,042	(42,388)
Net Income	$33,660	$40,127	$7,726	$12,942	$94,455
Total Assets as of June 30, 2016	$5,076,204	$3,239,572	$282,143	$7,262,982	$15,860,901

Six Months Ended June 30, 2015
Net Interest Income	$98,899	$70,160	$8,636	$16,857	$194,552
Provision for Credit Losses	3,450	(731)	(17)	(2,702)	—
Net Interest Income After Provision for Credit Losses	95,449	70,891	8,653	19,559	194,552
Noninterest Income	39,917	11,544	30,407	16,364	98,232
Noninterest Expense	(99,498)	(34,607)	(29,161)	(7,223)	(170,489)
Income Before Provision for Income Taxes	35,868	47,828	9,899	28,700	122,295
Provision for Income Taxes	(12,745)	(16,824)	(3,662)	(5,468)	(38,699)
Net Income	$23,123	$31,004	$6,237	$23,232	$83,596
Total Assets as of June 30, 2015	$4,404,619	$2,985,351	$204,253	$7,653,820	$15,248,043

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2016 and 2015.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015
Three Months Ended June 30,
Service Cost	$—	$—	$137	$182
Interest Cost	1,209	1,187	294	324
Expected Return on Plan Assets	(1,281)	(1,305)	—	—
Amortization of:
Prior Service Credit	—	—	(80)	(80)
Net Actuarial Losses (Gains)	388	444	(76)	—
Net Periodic Benefit Cost	$316	$326	$275	$426

Six Months Ended June 30,
Service Cost	$—	$—	$274	$364
Interest Cost	2,418	2,373	588	648
Expected Return on Plan Assets	(2,562)	(2,609)	—	—
Amortization of:
Prior Service Credit	—	—	(161)	(161)
Net Actuarial Losses (Gains)	777	887	(151)	—
Net Periodic Benefit Cost	$633	$651	$550	$851

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2016, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.2 million and $0.4 million, respectively, to the postretirement benefit plan.  The Company expects to contribute $0.5 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2016.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$70,273	$2,043	$4,375	$270
Forward Commitments	152,976	(1,064)	5,862	4
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	288,939	18,153	203,667	13,021
Pay Fixed/Receive Variable Swaps	288,939	(18,288)	203,667	(13,051)
Foreign Exchange Contracts	39,112	440	42,777	104

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2016 and December 31, 2015:

Derivative Financial Instruments	June 30, 2016		December 31, 2015
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,044	$1	$270	$—
Forward Commitments	—	1,064	5	1
Interest Rate Swap Agreements	18,375	18,510	13,543	13,573
Foreign Exchange Contracts	537	97	149	45
Total	$20,956	$19,672	$13,967	$13,619

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2016	2015	2016	2015
Interest Rate Lock Commitments	Mortgage Banking	$2,973	$824	$3,959	$1,410
Forward Commitments	Mortgage Banking	(1,017)	125	(1,496)	147
Interest Rate Swap Agreements	Other Noninterest Income	713	407	822	407
Foreign Exchange Contracts	Other Noninterest Income	764	696	1,473	1,345
Total		$3,433	$2,052	$4,758	$3,309

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

As of June 30, 2016 and December 31, 2015, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with institutional counterparties contain credit-risk-related contingent features tied to the Company’s debt ratings or capitalization levels.  Under these provisions, if the Company’s debt rating falls below investment grade or if the Company’s capitalization levels fall below stipulated thresholds, certain counterparties may require immediate and ongoing collateralization on interest rate swaps in net liability positions, or may require immediate settlement of the contracts.  As of June 30, 2016, the Company’s debt ratings and capital levels were in excess of these minimum requirements.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2016, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Unfunded Commitments to Extend Credit	$2,650,848	$2,604,429
Standby Letters of Credit	58,267	48,153
Commercial Letters of Credit	15,900	15,867
Total Credit Commitments	$2,725,015	$2,668,449

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these claims against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may result in a loss that materially exceeds the reserves established by the Company.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2016, the unpaid principal balance of residential mortgage loans sold by the Company was $2.4 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the six months ended June 30, 2016, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of June 30, 2016, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2016, there were no loans repurchased related to loan servicing activities. As of June 30, 2016, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2016, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of June 30, 2016 and December 31, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2016 and December 31, 2015, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. These conversion rate swap agreements are classified as a Level 2 measurement. See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$547	$437,894	$—	$438,441
Debt Securities Issued by States and Political Subdivisions	—	709,467	—	709,467
Debt Securities Issued by Corporations	—	308,973	—	308,973
Mortgage-Backed Securities:
Residential - Government Agencies	—	258,143	—	258,143
Residential - U.S. Government-Sponsored Enterprises	—	490,162	—	490,162
Commercial - Government Agencies	—	94,452	—	94,452
Total Mortgage-Backed Securities	—	842,757	—	842,757
Total Investment Securities Available-for-Sale	547	2,299,091	—	2,299,638
Loans Held for Sale	—	105,824	—	105,824
Mortgage Servicing Rights	—	—	1,819	1,819
Other Assets	20,760	—	—	20,760
Derivatives [1]	—	537	20,419	20,956
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2016	$21,307	$2,405,452	$22,238	$2,448,997

Liabilities:
Derivatives [1]	$—	$1,161	$18,511	$19,672
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016	$—	$1,161	$18,511	$19,672

December 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$545	$358,349	$—	$358,894
Debt Securities Issued by States and Political Subdivisions	—	731,918	—	731,918
Debt Securities Issued by Corporations	—	308,870	—	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	—	316,245	—	316,245
Residential - U.S. Government-Sponsored Enterprises	—	441,864	—	441,864
Commercial - Government Agencies	—	99,027	—	99,027
Total Mortgage-Backed Securities	—	857,136	—	857,136
Total Investment Securities Available-for-Sale	545	2,256,273	—	2,256,818
Loans Held for Sale	—	4,808	—	4,808
Mortgage Servicing Rights	—	—	1,970	1,970
Other Assets	20,262	—	—	20,262
Derivatives [1]	—	154	13,813	13,967
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2015	$20,807	$2,261,235	$15,783	$2,297,825

Liabilities:
Derivatives [1]	$—	$46	$13,573	$13,619
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015	$—	$46	$13,573	$13,619

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2016
Balance as of April 1, 2016	$1,910	$371
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(91)	2,883
Transfers to Loans Held for Sale	—	(1,346)
Balance as of June 30, 2016	$1,819	$1,908
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2016	$—	$1,908

Three Months Ended June 30, 2015
Balance as of April 1, 2015	$2,277	$270
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(89)	826
Transfers to Loans Held for Sale	—	(726)
Balance as of June 30, 2015	$2,188	$370
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2015	$—	$370

Six Months Ended June 30, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(151)	3,854
Transfers to Loans Held for Sale	—	(2,186)
Balance as of June 30, 2016	$1,819	$1,908
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2016	$—	$1,908

Six Months Ended June 30, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(416)	1,412
Transfers to Loans Held for Sale	—	(1,160)
Balance as of June 30, 2015	$2,188	$370
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2015	$(251)	$370

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	June 30, 2016	Dec. 31, 2015	June 30, 2016	Dec. 31, 2015
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	15.10%	9.10%	$19,631	$26,774
		Discount Rate [2]	9.58%	9.38%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	88.96%	94.70%	$2,043	$270
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.73%	0.22%	$(135)	$(30)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2016
Mortgage Servicing Rights - amortization method	Level 3	$17,812	$2,699

December 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,032	$21
Foreclosed Real Estate	Level 3	824	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The Company's equipment held for sale at December 31, 2015 represented six aircraft that were previously on lease agreements. An impairment charge of $9.5 million (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2015 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the six aircraft, the carrying value was deemed a Level 3 measurement. All aircraft were sold in 2016 resulting in a nominal loss on sale from the reduced carrying value.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2016
Loans Held for Sale	$105,824	$102,150	$3,674

December 31, 2015
Loans Held for Sale	$4,808	$4,575	$233
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2016 and 2015, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,798,200	$3,890,220	$495,684	$3,394,536	$—
Loans [1]	7,994,577	8,358,086	—	—	8,358,086

Financial Instruments - Liabilities
Time Deposits	1,255,759	1,260,382	—	1,260,382	—
Securities Sold Under Agreements to Repurchase	586,785	586,784	—	586,784	—
Other Debt [2]	257,153	261,193	—	261,193	—

December 31, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,982,736	$4,006,412	$489,967	$3,516,445	$—
Loans [1]	7,538,454	7,967,385	—	—	7,967,385

Financial Instruments - Liabilities
Time Deposits	1,177,651	1,178,837	—	1,178,837	—
Securities Sold Under Agreements to Repurchase	628,857	686,853	—	686,853	—
Other Debt [2]	234,938	235,668	—	235,668	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company's ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers' operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the second quarter of 2016 including a strong tourism industry, a robust real estate market, and an active construction industry. The unemployment rate in Hawaii remained relatively low.  For the first five months of 2016, total visitor arrivals increased 3.1% while total visitor spending increased 1.0% compared to the same period in 2015. The statewide seasonally-adjusted unemployment rate was 3.3% in June 2016 compared to 4.9% nationally. For the first six months of 2016, the volume of single-family home sales on Oahu increased 7.8%, while the volume of condominium sales on Oahu increased 10.7% compared with the same period in 2015.  The median price of single-family home sales and condominium sales on Oahu increased 6.1% and 7.4%, respectively, for the first six months of 2016 compared to the same period in 2015. As of June 30, 2016, months of inventory of single-family homes and condominiums on Oahu remained low at 3.0 months and 3.1 months, respectively.

Earnings Summary

Net income for the second quarter of 2016 was $44.2 million, an increase of $3.1 million or 8% compared to the same period in 2015.  Diluted earnings per share was $1.03 for the second quarter of 2016, an increase of $0.08 or 8% compared to the same period in 2015.

Our higher earnings for the second quarter of 2016 were primarily due to the following:

•
Net interest income for the second quarter of 2016 was $103.6 million, an increase of $5.8 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. Our net interest margin was 2.85% in the second quarter of 2016, an increase of 4 basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earnings assets compared to 2015. In addition, we recorded $1.0 million of interest income recoveries in the second quarter of 2016.

•
Net occupancy expense for the second quarter of 2016 was $7.2 million, a decrease of $1.4 million or 17% compared to the same period in 2015 primarily due to a $1.3 million gain on the sale of real estate property in Maui. In addition, utilities expense decreased by $0.3 million primarily due to lower electricity rates.

•
Mortgage banking income for the second quarter of 2016 was $4.1 million, an increase of $0.6 million or 18% compared to the same period in 2015. This increase was primarily due to higher loan production and our decision to increase our sales of conforming saleable loans from our mortgage portfolio and from current production which generated increased gains on sales of residential mortgage loans. This increase was partially offset by a $2.6 million valuation impairment to our mortgage servicing rights, recorded in the second quarter of 2016, primarily due to the recent decline in interest rates.

These items were partially offset by the following:

•
Salaries and benefits expense for the second quarter of 2016 was $50.3 million, an increase of $2.7 million or 6% compared to the same period in 2015. This increase was primarily due to a $1.4 million increase in medical, dental, and life insurance primarily due to higher medical claims in our self-insured plan. In addition, incentive compensation increased by $1.0 million, and salaries expense increased by $0.6 million. This increase was partially offset by a $0.5 million decrease in separation expense.

•
We recorded a $1.0 million provision for credit losses in the second quarter of 2016 compared to no provision recorded in the same period in 2015. Our decision to record a provision is reflective of our evaluation as to the adequacy of the Allowance.

•
Other noninterest expense for the second quarter of 2016 was $15.4 million, an increase of $0.9 million or 6% compared to the same period in 2015. This increase was primarily due to an increase in advertising and temporary employment services.

Net income for the first six months of 2016 was $94.5 million, an increase of $10.9 million or 13% compared to the same period in 2015.  Diluted earnings per share was $2.19 for the first six months of 2016, an increase of $0.27 or 14% compared to the same period in 2015.
Our higher earnings for the first six months of 2016 were primarily due to the following:

•
Net interest income for the first six months of 2016 was $206.6 million, an increase of $12.0 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. In addition, we recorded the aforementioned $1.0 million of interest income recoveries in the second quarter of 2016. We also recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of non-performing commercial and industrial loans related to one commercial client in Guam. Our net interest margin was 2.86% for the first six months of 2016, an increase of 5 basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earnings assets compared to 2015. The higher margin in 2016 was also due to the aforementioned interest income recoveries.

•
Net occupancy expense for the first six months of 2016 was $14.2 million, a decrease of $3.8 million or 21% compared to the same period in 2015. This decrease was primarily due to a $1.5 million gain on the sale of real estate property in Guam in the first quarter of 2016, coupled with the aforementioned $1.3 million gain on the sale of real estate property in Maui during the current quarter. In addition, utilities expense decreased by $0.6 million primarily due to lower electricity rates.

•
Mortgage banking income for the first six months of 2016 was $7.3 million, an increase of $2.1 million or 41% compared to the same period in 2015. This increase was primarily due to higher loan production and our decision to increase our sales of conforming saleable loans from our mortgage portfolio and from current production which generated increased gains on sales of residential mortgage loans. This increase was partially offset by a $2.6 million valuation impairment to our mortgage servicing rights, recorded in the second quarter of 2016, primarily due to the recent decline in interest rates.

•
Other noninterest income for the first six months of 2016 was $9.6 million, an increase of $2.1 million or 28% compared to the same period in 2015. This increase was primarily due to a $1.8 million increase in net gain on sale of previously leased equipment.

These items were partially offset by the following:

•
Provision for income taxes for the first six months of 2016 was $42.4 million, an increase of $3.7 million or 10% compared to the same period in 2015 primarily due to higher pre-tax income. The effective tax rate for the first six months of 2016 was 30.98%, down from 31.64% for the same period in 2015. The lower effective tax rate was primarily due to the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years, partially offset by higher pretax income compared to a fixed amount of tax credits.

•
Salaries and benefits expense for the first six months of 2016 was $100.8 million, an increase of $3.4 million or 4% compared to the same period in 2015 primarily due to a $2.4 million increase in incentive compensation and a $1.8 million increase in salaries expense. In addition, medical, dental, and life insurance increased by $1.1 million due to higher medical claims in our self-insured plan. These increases were partially offset by a $2.1 million decrease in separation expense.

•
Other noninterest expense for the first six months of 2016 was $30.9 million, an increase of $2.1 million or 7% compared to the same period in 2015. This increase was due in part to increases in advertising and temporary employment services. In addition, during the first quarter of 2016, we increased our reserve for unfunded commitments by $0.5 million, a reflection of the growth in our commercial lending commitments.

We maintained a strong balance sheet during the second quarter of 2016, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $8.3 billion as of June 30, 2016, an increase of $452.5 million or 6% from December 31, 2015 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $103.9 million as of June 30, 2016, an increase of $1.1 million or 1% from December 31, 2015.  The Allowance represents 1.25% of total loans and leases outstanding as of June 30, 2016 and 1.31% of total loans and leases outstanding as of December 31, 2015. The level of our Allowance was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of June 30, 2016, the total carrying value of our investment securities portfolio was $6.1 billion, a decrease of $141.7 million or 2% compared to December 31, 2015. During the first six months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•	Total deposits were $13.6 billion as of June 30, 2016, an increase of $392.7 million or 3% from December 31, 2015 primarily due to higher commercial and consumer core deposits.

•
Total shareholders’ equity was $1.2 billion as of June 30, 2016, an increase of $41.0 million or 4% from December 31, 2015.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2016, we repurchased 567,435 shares of our common stock at a total cost of $37.0 million under our share repurchase program and from shares purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $40.1 million during the first six months of 2016.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
For the Period:
Operating Results
Net Interest Income	$103,550	$97,782	$206,574	$194,552
Provision for Credit Losses	1,000	—	(1,000)	—
Total Noninterest Income	46,519	45,925	102,726	98,232
Total Noninterest Expense	86,071	83,574	173,457	170,489
Net Income	44,245	41,154	94,455	83,596
Basic Earnings Per Share	1.04	0.95	2.21	1.93
Diluted Earnings Per Share	1.03	0.95	2.19	1.92
Dividends Declared Per Share	0.48	0.45	0.93	0.90

Performance Ratios
Return on Average Assets	1.14%	1.10%	1.22%	1.12%
Return on Average Shareholders’ Equity	15.56	15.33	16.71	15.75
Efficiency Ratio [1]	57.35	58.16	56.08	58.23
Net Interest Margin [2]	2.85	2.81	2.86	2.81
Dividend Payout Ratio [3]	46.15	47.37	42.08	46.63
Average Shareholders’ Equity to Average Assets	7.31	7.16	7.29	7.14

Average Balances
Average Loans and Leases	$8,205,104	$7,300,506	$8,072,600	$7,177,467
Average Assets	15,639,596	15,038,500	15,588,335	14,992,524
Average Deposits	13,453,953	12,863,274	13,394,251	12,825,074
Average Shareholders’ Equity	1,143,884	1,076,467	1,136,722	1,070,324

Market Price Per Share of Common Stock
Closing	$68.80	$66.68	$68.80	$66.68
High	72.77	68.10	72.77	68.10
Low	64.96	58.70	54.55	53.90

			June 30, 2016	December 31, 2015
As of Period End:
Balance Sheet Totals
Loans and Leases			$8,331,469	$7,878,985
Total Assets			15,860,901	15,455,016
Total Deposits			13,643,807	13,251,103
Other Debt			267,970	245,786
Total Shareholders’ Equity			1,157,219	1,116,260

Asset Quality
Non-Performing Assets			$16,280	$28,801
Allowance for Loan and Lease Losses			103,932	102,880
Allowance to Loans and Leases Outstanding			1.25%	1.31%

Capital Ratios
Common Equity Tier 1 Capital Ratio			13.66%	13.97%
Tier 1 Capital Ratio			13.66	13.97
Total Capital Ratio			14.91	15.22
Tier 1 Leverage Ratio			7.29	7.26
Total Shareholders’ Equity to Total Assets			7.30	7.22
Tangible Common Equity to Tangible Assets [4]			7.11	7.03
Tangible Common Equity to Risk-Weighted Assets [4]			13.49	13.62

Non-Financial Data
Full-Time Equivalent Employees			2,136	2,164
Branches			70	70
ATMs			451	456

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2016	December 31, 2015
Total Shareholders’ Equity	$1,157,219	$1,116,260
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,125,702	$1,084,743

Total Assets	$15,860,901	$15,455,016
Less: Goodwill	31,517	31,517
Tangible Assets	$15,829,384	$15,423,499
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$8,341,990	$7,962,484

Total Shareholders’ Equity to Total Assets	7.30%	7.22%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.11%	7.03%

Tier 1 Capital Ratio	13.66%	13.97%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	13.49%	13.62%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015			June 30, 2016			June 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.0	$—	0.17%	$3.5	$—	0.17%	$4.2	$—	0.30%	$3.2	$—	0.30%
Funds Sold	526.8	0.6	0.46	473.5	0.3	0.22	587.3	1.4	0.46	478.9	0.5	0.22
Investment Securities
Available-for-Sale
Taxable	1,619.7	6.9	1.72	1,558.6	6.5	1.68	1,604.1	14.1	1.76	1,559.7	13.0	1.67
Non-Taxable	691.8	5.5	3.17	725.8	5.8	3.17	703.4	11.1	3.16	724.6	11.5	3.17
Held-to-Maturity
Taxable	3,639.5	18.6	2.05	4,006.4	21.3	2.12	3,659.5	37.5	2.05	4,073.2	44.0	2.17
Non-Taxable	244.6	2.4	3.91	248.2	2.4	3.93	245.1	4.8	3.91	248.7	4.9	3.94
Total Investment Securities	6,195.6	33.4	2.16	6,539.0	36.0	2.20	6,212.1	67.5	2.17	6,606.2	73.4	2.23
Loans Held for Sale	19.9	0.2	3.64	11.1	0.1	3.66	16.0	0.3	3.74	7.1	0.1	3.65
Loans and Leases [1]
Commercial and Industrial	1,176.0	9.8	3.36	1,156.3	9.1	3.16	1,151.7	20.6	3.59	1,143.5	18.0	3.17
Commercial Mortgage	1,686.7	16.4	3.91	1,499.7	14.4	3.85	1,687.9	32.1	3.82	1,474.8	28.1	3.84
Construction	210.8	2.3	4.44	126.0	1.5	4.85	190.4	4.3	4.53	115.0	2.6	4.64
Commercial Lease Financing	196.4	1.2	2.36	225.1	2.0	3.47	197.7	2.5	2.53	225.5	3.9	3.44
Residential Mortgage	3,005.4	30.1	4.01	2,736.2	28.3	4.14	2,962.0	59.6	4.03	2,684.0	55.8	4.16
Home Equity	1,170.9	10.5	3.61	906.8	8.1	3.60	1,137.2	20.6	3.65	892.7	16.2	3.66
Automobile	405.9	5.2	5.18	344.4	4.5	5.20	397.2	10.2	5.19	338.0	8.8	5.23
Other [2]	353.0	6.9	7.78	306.0	5.7	7.51	348.5	13.4	7.71	304.0	11.2	7.43
Total Loans and Leases	8,205.1	82.4	4.03	7,300.5	73.6	4.04	8,072.6	163.3	4.06	7,177.5	144.6	4.05
Other	38.1	0.1	1.61	51.6	0.3	2.40	38.2	0.4	1.91	58.8	0.6	2.08
Total Earning Assets [3]	14,989.5	116.7	3.12	14,379.2	110.3	3.07	14,930.4	232.9	3.13	14,331.7	219.2	3.07
Cash and Due From Banks	120.4			125.8			125.7			131.1
Other Assets	529.7			533.5			532.2			529.7
Total Assets	$15,639.6			$15,038.5			$15,588.3			$14,992.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,738.1	$0.3	0.04%	$2,611.9	$0.2	0.03%	$2,749.9	$0.5	0.04%	$2,594.6	$0.4	0.03%
Savings	5,184.8	1.1	0.09	5,023.5	1.1	0.09	5,161.2	2.3	0.09	4,982.5	2.2	0.09
Time	1,214.8	1.7	0.57	1,256.6	1.1	0.35	1,211.6	3.2	0.53	1,317.1	2.2	0.34
Total Interest-Bearing Deposits	9,137.7	3.1	0.14	8,892.0	2.4	0.11	9,122.7	6.0	0.13	8,894.2	4.8	0.11
Short-Term Borrowings	7.3	—	0.15	8.5	—	0.14	7.5	—	0.15	8.4	—	0.14
Securities Sold Under Agreements to Repurchase	586.8	6.1	4.14	672.2	6.5	3.79	594.9	12.3	4.09	675.2	12.8	3.77
Other Debt	226.8	1.0	0.18	173.9	0.6	1.43	229.5	2.0	1.77	173.9	1.2	1.43
Total Interest-Bearing Liabilities	9,958.6	10.2	0.41	9,746.6	9.5	0.39	9,954.6	20.3	0.41	9,751.7	18.8	0.39
Net Interest Income		$106.5			$100.8			$212.6			$200.4
Interest Rate Spread			2.71%			2.68%			2.72%			2.68%
Net Interest Margin			2.85%			2.81%			2.86%			2.81%
Noninterest-Bearing Demand Deposits	4,316.3			3,971.3			4,271.6			3,930.9
Other Liabilities	220.8			244.1			225.4			239.6
Shareholders’ Equity	1,143.9			1,076.5			1,136.7			1,070.3
Total Liabilities and Shareholders’ Equity	$15,639.6			$15,038.5			$15,588.3			$14,992.5

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.0 million for both the three months ended June 30, 2016 and 2015, and $6.0 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2016
	Compared to June 30, 2015
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.2	$0.7	$0.9
Investment Securities
Available-for-Sale
Taxable	0.4	0.7	1.1
Non-Taxable	(0.3)	(0.1)	(0.4)
Held-to-Maturity
Taxable	(4.3)	(2.2)	(6.5)
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	(4.3)	(1.6)	(5.9)
Loans Held for Sale	0.2	—	0.2
Loans and Leases
Commercial and Industrial	0.1	2.5	2.6
Commercial Mortgage	4.1	(0.1)	4.0
Construction	1.8	(0.1)	1.7
Commercial Lease Financing	(0.4)	(1.0)	(1.4)
Residential Mortgage	5.6	(1.8)	3.8
Home Equity	4.4	—	4.4
Automobile	1.5	(0.1)	1.4
Other [2]	1.7	0.5	2.2
Total Loans and Leases	18.8	(0.1)	18.7
Other	(0.2)	—	(0.2)
Total Change in Interest Income	14.7	(1.0)	13.7

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.1	0.1
Savings	0.1	—	0.1
Time	(0.2)	1.2	1.0
Total Interest-Bearing Deposits	(0.1)	1.3	1.2
Securities Sold Under Agreements to Repurchase	(1.5)	1.0	(0.5)
Other Debt	0.4	0.4	0.8
Total Change in Interest Expense	(1.2)	2.7	1.5

Change in Net Interest Income	$15.9	$(3.7)	$12.2

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $103.6 million for the second quarter of 2016, an increase of $5.8 million or 6% compared to the same period in 2015. On a taxable-equivalent basis, net interest income was $106.5 million for the second quarter of 2016, an increase of $5.7 million or 6% compared to the same period in 2015. Net interest income was $206.6 million for the first six months of 2016, an increase of $12.0 million or 6% compared to the same period in 2015. On a taxable-equivalent basis, net interest income was $212.6 million for the first six months of 2016, an increase of $12.2 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. We recorded $1.0 million of interest income recoveries in the second quarter of 2016. In addition, we recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of non-performing commercial and industrial loans related to one client in Guam. Net interest margin was 2.85% for the second quarter of 2016, an increase of four basis points compared to the same period in 2015. Net interest margin was 2.86% for the first six months of 2016, an increase of five basis points compared to the same period in 2015. The higher margins in 2016 were primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2015. The higher margins were also due to the aforementioned interest income recoveries.
Yields on our earning assets increased by five basis points in the second quarter of 2016 and by six basis points for the first six months of 2016 compared to the same periods in 2015 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans which generally have higher yields. Yields on our commercial and industrial portfolio increased by 20 basis points in the second quarter of 2016 and by 42 basis points for the first six months of 2016 compared to the same periods in 2015 primarily due to higher year-over-year rates on floating rate loans, a $0.2 million interest income recovery in the second quarter of 2016, and the aforementioned interest income recovered on non-performing loans in the first quarter of 2016. Yields on our commercial mortgage portfolio increased by six basis points in the second quarter of 2016 and decreased by two basis points for the first six months of 2016 compared to the same periods in 2015. A $0.8 million interest income recovery in the current quarter helped to offset lower yields. Partially offsetting the overall yield increase in our earning assets was lower yields in our residential mortgage portfolio and our investment securities portfolio, coupled with slightly higher funding costs. Yields on our residential mortgage portfolio decreased by 13 basis points in both the second quarter and the first six months of 2016 compared to the same periods in 2015 primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. Our investment securities portfolio yield decreased by four basis points in the second quarter of 2016 and by six basis points in the first six months of 2016 compared to the same periods in 2015 primarily due to reinvestment into lower yielding securities, a reflection of the continued low interest rate environment, partially offset by lower premium amortization. Funding costs rose slightly in 2016 compared to 2015. Interest rates paid on our time deposits increased by 22 basis points in the second quarter of 2016 and by 19 basis points for the first six months of 2016 compared to the same periods in 2015 due to new public time deposits at higher rates. Interest rates paid on our securities sold under agreements to repurchase increased by 35 basis points in the second quarter of 2016 and by 32 basis points for the first six months of 2016 compared to the same periods in 2015 due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $610.3 million or 4% in the second quarter of 2016 and by $598.7 million or 4% in the first six months of 2016 compared to the same periods in 2015 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $904.6 million in the second quarter of 2016 and by $895.1 million in the first six months of 2016 compared to the same periods in 2015 primarily due to higher average balances in our commercial mortgage, residential mortgage, and home equity portfolios. The average balance of our commercial mortgage portfolio increased by $187.0 million in the second quarter of 2016 and by $213.1 million in the first six months of 2016 compared to the same periods in 2015 primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $269.2 million in the second quarter of 2016 and by $278.0 million in the first six months of 2016 compared to the same periods in 2015 primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $264.1 million in the second quarter of 2016 and by $244.5 million in the first six months of 2016 compared to the same periods in 2015 as a result of continued success in acquisition campaigns in 2016 to drive new production and upfront line draws. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $343.4 million decrease in the average balance of our total investment securities portfolio in the second quarter of 2016 and a $394.1 million decrease in the first six months of 2016 compared to the same periods in 2015 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $212.0 million or 2% in the second quarter of 2016 and by $202.9 million or 2% in the first six months of 2016 compared to the same periods in 2015 primarily due to continued growth in our relationship checking and savings deposit products, partially offset by a decrease in our time deposits.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $1.0 million in the second quarter of 2016 compared to no provision in the same period in 2015. Our decision to record a provision is reflective of our evaluation as to the adequacy of the Allowance. For the first six months of 2016, we recorded a negative provision of $1.0 million compared to no provision for the same period in 2016. The negative provision was primarily due to the recovery during the first quarter of 2016 of loans previously charged-off relating to one commercial client in Guam. For further discussion on the Allowance, see the “Corporate Risk Profile - Reserve for Credit Losses” section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Noninterest Income

Noninterest income increased by $0.6 million or 1% in the second quarter of 2016 and by $4.5 million or 5% for the first six months of 2016 compared to the same periods in 2015.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Trust and Asset Management	$12,707	$12,355	$352	$23,963	$24,535	$(572)
Mortgage Banking	4,088	3,469	619	7,277	5,162	2,115
Service Charges on Deposit Accounts	8,150	8,203	(53)	16,593	16,740	(147)
Fees, Exchange, and Other Service Charges	13,978	13,352	626	27,422	26,249	1,173
Investment Securities Gains (Losses), Net	(312)	86	(398)	10,868	10,317	551
Annuity and Insurance	2,006	1,885	121	3,907	3,929	(22)
Bank-Owned Life Insurance	1,551	2,088	(537)	3,099	3,822	(723)
Other Income	4,351	4,487	(136)	9,597	7,478	2,119
Total Noninterest Income	$46,519	$45,925	$594	$102,726	$98,232	$4,494

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $8.8 billion and $10.2 billion as of June 30, 2016 and 2015, respectively.  Trust and asset management income increased by $0.4 million or 3% in the second quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.2 million service fee resulting from the sale of real estate. This increase was partially offset by a decrease in employee benefit trust fees ($0.3 million), agency fees ($0.2 million), and testamentary trust fees ($0.1 million) primarily due to a decline in the number of customer accounts under administration. Trust and asset management income decreased by $0.6 million or 2% for the first six months of 2016 compared to the same period in 2015. This decrease was primarily due to a decrease in employee benefit trust fees ($0.6 million), agency fees ($0.5 million), and testamentary trust fees ($0.3 million) primarily due to a decline in the number of customer accounts under administration. This decrease was partially offset by the aforementioned $1.2 million service fee resulting from the sale of real estate in the second quarter of 2016.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, and the amount of saleable loans we sell from current production and our portfolio.  Mortgage banking income increased by $0.6 million or 18% in the second quarter of 2016 and by $2.1 million or 41% for the first six months of 2016 compared to the same periods in 2015. This increase was primarily due to higher loan production and our decision to increase our sales of conforming saleable loans from our mortgage portfolio and from current production which generated increased gains on sales of residential mortgage loans. The increase in mortgage banking income was partially offset by a $2.6 million valuation impairment to our mortgage servicing rights, recorded in the second quarter of 2016, primarily due to the recent decline in interest rates.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.6 million or 5% in the second quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $0.4 million increase in debit card income due largely to increased transaction volume. In addition, other loan fees increased by $0.2 million. Fees, exchange, and other service charges increased by $1.2 million or 4% for the first six months of 2016 compared to the same period in 2015. This increase was primarily due to a $0.6 million increase in debit card income and a $0.5 million increase in other loan fees.

Net losses on sales of investment securities totaled $0.3 million in the second quarter of 2016 compared to a net gain of $0.1 million during the same period in 2015. The net loss in the current quarter was due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. Net gains on sales of investment securities totaled $10.9 million for the first six months of 2016 compared to $10.3 million during the same period in 2015. The net gain in 2016 was due to an $11.2 million gain on the sale of 100,000 Visa Class B shares during the first quarter of 2016. The net gain in 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 188,714 Visa Class B shares (311,057 Class A equivalent shares) that we own are carried at a zero cost basis.

Bank-owned life insurance decreased by $0.5 million or 26% in the second quarter of 2016 and by $0.7 million or 19% for the first six months of 2016 compared to the same periods in 2015 primarily due to a $0.6 million death benefit received in the second quarter of 2015.

Other noninterest income decreased by $0.1 million or 3% in the second quarter of 2016 compared to the same period in 2015. This decrease was primarily due to a $0.5 million referral fee received in the second quarter of 2015 related to the transition of various services provided to some institutional 401k plans, partially offset by a $0.4 million increase in fees related to our customer interest rate swap derivative program. Other noninterest income increased by $2.1 million or 28% for the first six months of 2016 compared to the same period in 2015. This increase was primarily due to a $1.8 million increase in net gain on sale of previously leased equipment, and a $0.5 million increase in fees related to our customer interest rate swap derivative program. We also recorded an additional $0.3 million of fee revenue from our investment advisory services product. These increases were partially offset by the aforementioned $0.5 million referral fee received in the second quarter of 2015 related to the transition of various services provided to some institutional 401k plans.

Noninterest Expense

Noninterest expense increased by $2.5 million or 3% in the second quarter of 2016 and by $3.0 million or 2% for the first six months of 2016 compared to the same periods in 2015.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Salaries	$28,797	$28,214	$583	$57,938	$56,128	$1,810
Incentive Compensation	5,917	4,959	958	11,882	9,473	2,409
Share-Based Compensation	2,746	2,751	(5)	5,056	5,096	(40)
Commission Expense	2,151	1,927	224	3,508	3,519	(11)
Retirement and Other Benefits	4,092	4,117	(25)	9,046	8,848	198
Payroll Taxes	2,288	2,278	10	5,865	5,863	2
Medical, Dental, and Life Insurance	3,872	2,449	1,423	6,764	5,633	1,131
Separation Expense	426	915	(489)	744	2,830	(2,086)
Total Salaries and Benefits	50,289	47,610	2,679	100,803	97,390	3,413
Net Occupancy	7,158	8,605	(1,447)	14,161	17,938	(3,777)
Net Equipment	5,065	4,826	239	10,474	10,114	360
Data Processing	3,972	3,673	299	7,923	7,446	477
Professional Fees	2,047	2,265	(218)	4,686	4,599	87
FDIC Insurance	2,144	2,068	76	4,496	4,208	288
Other Expense:
Delivery and Postage Services	2,431	2,260	171	4,884	4,544	340
Mileage Program Travel	1,239	1,158	81	2,330	2,481	(151)
Merchant Transaction and Card Processing Fees	1,113	1,226	(113)	2,257	2,370	(113)
Advertising	1,563	1,191	372	2,877	2,275	602
Amortization of Solar Energy Partnership Investments	632	385	247	1,264	769	495
Other	8,418	8,307	111	17,302	16,355	947
Total Other Expense	15,396	14,527	869	30,914	28,794	2,120
Total Noninterest Expense	$86,071	$83,574	$2,497	$173,457	$170,489	$2,968

Salaries and benefits expense increased by $2.7 million or 6% in the second quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.4 million increase in medical, dental, and life insurance primarily due to higher medical claims in our self-insured plan. In addition, incentive compensation increased by $1.0 million, and salaries expense increased by $0.6 million primarily due to merit increases. This increase was partially offset by a $0.5 million decrease in separation expense. Salaries and benefits expense increased by $3.4 million or 4% for the first six months of 2016 compared to the same period in 2015 primarily due to a $2.4 million increase in incentive compensation. Salaries expense increased by $1.8 million primarily due to merit increases and one additional paid working day in the first quarter of 2016. In addition, medical, dental, and life insurance increased by $1.1 million due to higher medical claims in our self-insured plan. These increases were partially offset by a $2.1 million decrease in separation expense.

Net occupancy expense decreased by $1.4 million or 17% in the second quarter of 2016 compared to the same period in 2015 primarily due to a $1.3 million gain on the sale of real estate property in Maui. In addition, utilities expense decreased by $0.3 million primarily due to lower electricity rates. Net occupancy expense decreased by $3.8 million or 21% for the first six months of 2016 compared to the same period in 2015. This decrease was primarily due to the aforementioned $1.3 million gain on the sale of real estate property in Maui during the current quarter, coupled with a $1.5 million gain on the sale of real estate property in Guam in the first quarter of 2016. In addition, utilities expense decreased by $0.6 million primarily due to lower electricity rates.

Data processing expense increased by $0.3 million or 8% in the second quarter of 2016 and by $0.5 million or 6% for the first six months of 2016 compared to the same periods in 2015. These increases were primarily due to higher customer transaction volume.

Other noninterest expense increased by $0.9 million or 6% in the second quarter of 2016 compared to the same period in 2015. This increase was primarily due to an increase in advertising ($0.4 million) and temporary employment services ($0.3 million). We also increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.2 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. Other noninterest expense increased by $2.1 million or 7% for the first six months of 2016 compared to the same period in 2015. This increase was due in part to increases in advertising ($0.6 million) and temporary employment services ($0.6 million). In addition, during the first quarter of 2016, we increased our reserve for unfunded commitments by $0.5 million, a reflection of the growth in our commercial lending commitments. We also increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.5 million.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for Income Taxes	$18,753	$18,979	$42,388	$38,699
Effective Tax Rates	29.77%	31.56%	30.98%	31.64%

The effective tax rate for the second quarter of 2016 was 29.77%, down from 31.56% for the same period in 2015. The lower effective tax rate in the second quarter of 2016 was primarily due to a $1.3 million credit to the provision for income taxes resulting from the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years.

The effective tax rate for the first six months of 2016 was 30.98%, down from 31.64% for the same period in 2015. The lower effective tax rate for the first six months of 2016 compared to 2015 was due to the aforementioned release of state tax reserves, partially offset by higher pretax income compared to a fixed amount of tax credits.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.1 billion as of June 30, 2016, a decrease of $141.7 million or 2% compared to December 31, 2015. As of June 30, 2016, our investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

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

During the first six months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of June 30, 2016, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2016, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of June 30, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.1 years.

Gross unrealized gains in our investment securities portfolio were $146.0 million as of June 30, 2016 and $84.9 million as of December 31, 2015.  Gross unrealized losses on our temporarily impaired investment securities were $11.0 million as of June 30, 2016 and $40.5 million as of December 31, 2015.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae and corporate debt securities. See Note 2 to the Consolidated Financial Statements for more information.

As of June 30, 2016, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $554.2 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 76% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,174,879	$1,115,168
Commercial Mortgage	1,712,271	1,677,147
Construction	226,062	156,660
Lease Financing	192,630	204,877
Total Commercial	3,305,842	3,153,852
Consumer
Residential Mortgage	3,032,981	2,925,605
Home Equity	1,213,154	1,069,400
Automobile	417,017	381,735
Other [1]	362,475	348,393
Total Consumer	5,025,627	4,725,133
Total Loans and Leases	$8,331,469	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2016 increased by $452.5 million or 6% from December 31, 2015 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of June 30, 2016 increased by $152.0 million or 5% from December 31, 2015.  Commercial and industrial loans increased by $59.7 million or 5% from December 31, 2015 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $35.1 million or 2% from December 31, 2015 primarily due to increased demand from new and existing customers as the real estate economy in Hawaii continued to improve. Construction loans increased by $69.4 million or 44% from December 31, 2015 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $12.2 million or 6% from December 31, 2015 primarily due to a lessee's decision to exercise its early buy-out option on a barge.

Consumer loans and leases as of June 30, 2016 increased by $300.5 million or 6% from December 31, 2015.  Residential mortgage loans increased by $107.4 million or 4% from December 31, 2015 primarily due to an increase in loan origination and refinance activity. Home equity lines and loans increased by $143.8 million or 13% from December 31, 2015 as a result of continued success in acquisition campaigns in 2016 to drive new production and upfront line draws. In addition, we experienced steady line utilization during the first six months of 2016. Automobile loans increased by $35.3 million or 9% from December 31, 2015 primarily driven by market share gains as well as continued strong consumer demand. Other consumer loans increased by $14.1 million or 4% from December 31, 2015 primarily due to growth in our automobile leasing balances and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2016
Commercial
Commercial and Industrial	$1,072,565	$47,534	$53,930	$635	$215	$1,174,879
Commercial Mortgage	1,579,754	37,563	94,954	—	—	1,712,271
Construction	225,700	—	362	—	—	226,062
Lease Financing	42,214	144,925	1,565	—	3,926	192,630
Total Commercial	2,920,233	230,022	150,811	635	4,141	3,305,842
Consumer
Residential Mortgage	2,930,668	—	99,945	2,368	—	3,032,981
Home Equity	1,177,147	2,199	31,970	1,446	392	1,213,154
Automobile	327,690	35	85,031	4,261	—	417,017
Other [3]	280,482	—	42,701	39,292	—	362,475
Total Consumer	4,715,987	2,234	259,647	47,367	392	5,025,627
Total Loans and Leases	$7,636,220	$232,256	$410,458	$48,002	$4,533	$8,331,469

December 31, 2015
Commercial
Commercial and Industrial	$1,007,987	$43,794	$62,555	$612	$220	$1,115,168
Commercial Mortgage	1,539,462	36,038	101,647	—	—	1,677,147
Construction	156,660	—	—	—	—	156,660
Lease Financing	44,758	154,236	1,816	—	4,067	204,877
Total Commercial	2,748,867	234,068	166,018	612	4,287	3,153,852
Consumer
Residential Mortgage	2,821,299	—	101,672	2,634	—	2,925,605
Home Equity	1,033,920	2,562	31,383	1,535	—	1,069,400
Automobile	299,627	63	77,187	4,858	—	381,735
Other [3]	265,694	—	40,936	41,761	2	348,393
Total Consumer	4,420,540	2,625	251,178	50,788	2	4,725,133
Total Loans and Leases	$7,169,407	$236,693	$417,196	$51,400	$4,289	$7,878,985

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

Our Hawaii loan and lease portfolio increased by $466.8 million or 7% from December 31, 2015, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank and Federal Reserve Bank Stock	$39,958	$38,836
Derivative Financial Instruments	20,956	13,967
Low-Income Housing and Other Equity Investments	72,991	79,033
Deferred Compensation Plan Assets	20,760	20,262
Prepaid Expenses	9,375	8,262
Accounts Receivable	11,364	12,539
Other	21,557	26,493
Total Other Assets	$196,961	$199,392

Other assets decreased by $2.4 million or 1% from December 31, 2015. This decrease was primarily due to $6.0 million of amortization of low-income housing and solar energy partnership investments. Also contributing to the decrease was the sale of six aircraft ($4.7 million carrying value as of December 31, 2015) that were previously on lease agreements. This decrease was offset by a $7.0 million increase in derivative financial instruments, primarily the fair value of our interest rate swap agreements, which due to our risk mitigating strategies in structuring these agreements are offset with similar decreases recorded in other liabilities. The fair values of these derivative financial instruments are impacted by interest rate movements.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2016	December 31, 2015
Consumer	$6,618,164	$6,445,510
Commercial	5,697,490	5,502,739
Public and Other	1,328,153	1,302,854
Total Deposits	$13,643,807	$13,251,103

Total deposits were $13.6 billion as of June 30, 2016, an increase of $392.7 million or 3% from December 31, 2015. This increase was primarily due to a $194.8 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $172.7 million primarily due to continued growth in our relationship savings deposit products, and public and other deposits increased by $25.3 million primarily due to an increase in interest-bearing deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2016	December 31, 2015
Money Market	$1,829,663	$1,794,742
Regular Savings	3,336,145	3,230,449
Total Savings Deposits	$5,165,808	$5,025,191

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2016	December 31, 2015
Private Institutions	$575,000	$575,000
Government Entities	11,785	53,857
Total Securities Sold Under Agreements to Repurchase	$586,785	$628,857

Securities sold under agreements to repurchase as of June 30, 2016 decreased by $42.1 million or 7% from December 31, 2015. This decrease was due to two government entity repurchase agreements maturing during the first quarter of 2016. As of June 30, 2016, the weighted-average maturity was 84 days for our repurchase agreements with government entities and 3.1 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted average maturity for our repurchase agreements with private institutions would decrease to 1.8 years.  As of June 30, 2016, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.16% and 4.22%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank Advances	$250,000	$225,000
Non-Recourse Debt	7,153	9,938
Capital Lease Obligations	10,817	10,848
Total	$267,970	$245,786

Other debt was $268.0 million as of June 30, 2016, an increase of $22.2 million or 9% from December 31, 2015. This increase was primarily due to three additional FHLB advances totaling $75.0 million taken during the first six months of 2016, partially offset by a $50.0 million FHLB advance which matured during the first quarter of 2016. As of June 30, 2016, our ten FHLB advances totaled $250.0 million with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of June 30, 2016, our remaining unused line of credit with the FHLB was $1.3 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Retail Banking	$18,646	$13,255	$33,660	$23,123
Commercial Banking	17,477	16,366	40,127	31,004
Investment Services	4,541	3,434	7,726	6,237
Total	40,664	33,055	81,513	60,364
Treasury and Other	3,581	8,099	12,942	23,232
Consolidated Total	$44,245	$41,154	$94,455	$83,596

Retail Banking

Net income increased by $5.4 million or 41% in the second quarter of 2016 and by $10.5 million or 46% in the first six months of 2016 compared to the same periods in 2015 primarily due to increases in net interest income and noninterest income. This was partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment's deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as well as growth in our debit and credit card businesses. The increase in mortgage banking income was primarily due to higher loan production and our decision to sell more conforming saleable loans from our mortgage portfolio and from current production which generated increased gains on sales of residential mortgage loans. This increase was partially offset by a $2.6 million valuation impairment to our mortgage servicing rights, recorded in the second quarter of 2016, primarily due to the recent decline in interest rates. The increase in the Provision was primarily due to higher net charge-offs in our installment loan and credit card portfolios, partly offset by higher net recoveries of residential mortgage loans previously charged-off. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses for general administration, marketing, data processing and information technology. This increase was partially offset by a $1.3 million gain on the sale of real estate property in Maui in the second quarter of 2016.

Commercial Banking

Net income increased by $1.1 million or 7% in the second quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to $1.0 million of interest income recoveries, higher volume in both the lending and deposit portfolios, and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher fees related to our customer interest rate swap derivative program. The increase in noninterest expense was primarily due to higher salaries, operating, and allocated expenses.

Net income increased by $9.1 million or 29% for the first six months of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, and to a decrease in the Provision. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to the aforementioned $1.0 million of interest income recovered in the second quarter of 2016 and $1.3 million of interest income recovered in the first quarter of 2016 due to the full recovery of non-performing commercial and industrial loans related to one commercial client in Guam, higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher net gain on sale of previously leased equipment and to higher fees related to our customer interest rate swap derivative program. The decrease in the Provision was due to the aforementioned full recovery of previously charged-off loans. The increase in noninterest expense was primarily due to higher salaries and operating expenses.

Investment Services

Net income increased by $1.1 million or 32% in the second quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was due to higher volume resulting from the transfer of loans and deposits from the Retail Banking segment and higher earnings credit on the segment’s deposit portfolio. The increase in noninterest income was primarily due to a $1.2 million service fee resulting from the sale of trust real estate and higher insurance income. The increase in noninterest expense was primarily due to higher allocated expenses.

Net income increased by $1.5 million or 24% for the first six months of 2016 compared to the same period in 2015 primarily due to increases in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net interest income was due to higher volume resulting from the transfer of loans and deposits from the Retail Banking segment and higher earnings credit on the segment’s deposit portfolio. The decrease in noninterest income was primarily due to lower trust and asset management market values and lower fees related to the transition of various services provided to some institutional 401k plans, partially offset by the aforementioned service fee income. The increase in noninterest expense was primarily due to higher allocated expenses.

Treasury and Other

Net income decreased by $4.5 million or 56% in the second quarter of 2016 compared to the same period in 2015 primarily due to decreases in net interest income and noninterest income, partially offset by a lower provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields, partially offset by an increase in funding income related to lending activities. Noninterest income decreased due to higher losses on sales of investment securities and lower bank-owned life insurance income. The higher losses on sales of investment securities resulted from higher quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. The decrease in bank-owned life insurance income was primarily due to death benefits received in 2015. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 29.77% in the second quarter of 2016 compared to 31.56% in the same period in 2015.

Net income decreased by $10.3 million or 44% for the first six months of 2016 compared to the same period in 2015 primarily due to a decrease in net interest income and an increase in the Provision, partially offset by decreases in noninterest expenses and provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields partially offset by an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The negative provision recorded in 2016 was primarily due to the aforementioned full recovery of previously charged-off loans relating to one commercial client. The decrease in noninterest expense was primarily due to a decrease in separation expense. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 30.98% in the first six months of 2016 compared to 31.64% in the same period in 2015.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2016, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2016.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2016	December 31, 2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$269	$5,829
Commercial Mortgage	1,194	3,469
Total Commercial	1,463	9,298
Consumer
Residential Mortgage	9,979	14,598
Home Equity	3,110	4,081
Total Consumer	13,089	18,679
Total Non-Accrual Loans and Leases	14,552	27,977
Foreclosed Real Estate	1,728	824
Total Non-Performing Assets	$16,280	$28,801

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$5,640	$4,453
Home Equity	1,128	1,710
Automobile	464	315
Other [1]	1,518	1,096
Total Consumer	8,750	7,574
Total Accruing Loans and Leases Past Due 90 Days or More	$8,750	$7,574
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$52,173	$49,430
Total Loans and Leases	$8,331,469	$7,878,985
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.17%	0.36%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.37%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.04%	0.29%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.29%	0.41%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.30%	0.46%
Changes in Non-Performing Assets
Balance as of December 31, 2015	$28,801
Additions	5,302
Reductions
Payments	(9,413)
Return to Accrual Status	(7,832)
Sales of Foreclosed Real Estate	(248)
Charge-offs/Write-downs	(330)
Total Reductions	(17,823)
Balance as of June 30, 2016	$16,280

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $16.3 million as of June 30, 2016, a decrease of $12.5 million or 43% from December 31, 2015.  The decrease was experienced in both the commercial and consumer lending portfolios. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.20% as of June 30, 2016 and 0.37% as of December 31, 2015.

Commercial and industrial non-accrual loans decreased by $5.6 million or 95% from December 31, 2015 due to payoffs. In particular, one loan with a carrying value of $4.3 million as of December 31, 2015 was paid off during the first quarter of 2016. As of June 30, 2016, five commercial borrowers comprised the entire non-accrual balance in this category.

Commercial mortgage non-accrual loans decreased by $2.3 million or 66% from December 31, 2015. The decrease was primarily due to the return of one loan to accrual status and paydowns on two loans. We have individually evaluated the remaining commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $4.6 million or 32% from December 31, 2015 primarily due to paydowns and payoffs.  In addition, two loans modified in a troubled debt restructuring ("TDR") were returned to accrual status. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of June 30, 2016, our residential mortgage non-accrual loans were comprised of 31 loans with a weighted average current LTV ratio of 59%.

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

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.8 million as of June 30, 2016, a $1.2 million or 16% increase from December 31, 2015.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $61.0 million as of June 30, 2016 and $66.7 million as of December 31, 2015, and had a related Allowance of $3.2 million and $3.6 million as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, we have recorded cumulative charge-offs of $16.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$10,439	$14,860
Commercial Mortgage	9,310	9,827
Construction	1,559	1,604
Total Commercial	21,308	26,291
Consumer
Residential Mortgage	27,758	28,981
Home Equity	1,506	1,089
Automobile	7,460	7,012
Other [1]	1,967	1,665
Total Consumer	38,691	38,747
Total	$59,999	$65,038

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $5.0 million or 8% from December 31, 2015. This decrease was primarily due to the aforementioned loan payoff of one commercial and industrial loan with a carrying value of $4.3 million as of December 31, 2015. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$111,249	$113,348	$108,952	$114,575
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(204)	(255)	(461)	(490)
Consumer
Residential Mortgage	(79)	(54)	(284)	(613)
Home Equity	17	(211)	(626)	(427)
Automobile	(1,372)	(1,237)	(2,932)	(2,665)
Other [1]	(2,117)	(1,739)	(4,339)	(3,389)
Total Loans and Leases Charged-Off	(3,755)	(3,496)	(8,642)	(7,584)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	403	456	7,270	1,102
Commercial Mortgage	14	14	28	28
Construction	—	8	23	16
Lease Financing	1	8	2	76
Consumer
Residential Mortgage	279	96	480	438
Home Equity	322	566	835	1,447
Automobile	541	396	1,133	890
Other [1]	450	497	923	905
Total Recoveries on Loans and Leases Previously Charged-Off	2,010	2,041	10,694	4,902
Net Loans and Leases Recovered (Charged-Off)	(1,745)	(1,455)	2,052	(2,682)
Provision for Credit Losses	1,000	—	(1,000)	—
Provision for Unfunded Commitments	—	—	500	—
Balance at End of Period [2]	$110,504	$111,893	$110,504	$111,893

Components
Allowance for Loan and Lease Losses	$103,932	$106,006	$103,932	$106,006
Reserve for Unfunded Commitments	6,572	5,887	6,572	5,887
Total Reserve for Credit Losses	$110,504	$111,893	$110,504	$111,893

Average Loans and Leases Outstanding	$8,205,104	$7,300,506	$8,072,600	$7,177,467

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.09%	0.08%	(0.05)%	0.08%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.25%	1.43%	1.25%	1.43%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2016, the Allowance was $103.9 million or 1.25% of total loans and leases outstanding, compared with an Allowance of $102.9 million or 1.31% of total loans and leases outstanding as of December 31, 2015.  The marginal decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company's credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $1.7 million or 0.09% of total average loans and leases, on an annualized basis, in the second quarter of 2016 compared to net charge-offs of $1.5 million or 0.08% of total average loans and leases, on an annualized basis, in the second quarter of 2015. Net recoveries on loans and leases were $2.1 million or 0.05% of total average loans and leases, on an annualized basis, in the first six months of 2016 compared to net charge-offs of $2.7 million or 0.08% of total average loans and leases, on an annualized basis, in the first six months of 2015. All of our commercial portfolios were in net recovery positions in the first six months of 2016. Net recoveries in our commercial portfolios were $6.9 million for the first six months of 2016 compared to $0.7 million for the same period in 2015. Net recoveries in the first six months of 2016 were primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $4.8 million for the first six months of 2016 compared to $3.4 million for the same period in 2015. The higher net charge-offs during the first six months of 2016 were primarily in our other consumer loans portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2016, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.6 million as of June 30, 2016, an increase of $0.5 million from December 31, 2015. This increase primarily reflects the growth in our commercial lending commitments. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2016, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of June 30, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2016 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. The increase in sensitivity was due to the impact of a lower interest rate environment on our residential mortgage assets as well as changes in our balance sheet mix, including increases in floating rate securities, and overall loan and core deposit growth. Also contributing to the sensitivity increase was lengthening the tenor of our liabilities, including public funds and term debt.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2016		December 31, 2015
Gradual Change in Interest Rates (basis points)
+200	$15,875	3.9%	$11,217	2.7%
+100	7,987	2.0	5,095	1.2
-100	(10,358)	(2.6)	(7,132)	(1.7)

Immediate Change in Interest Rates (basis points)
+200	$43,641	10.8%	$28,194	6.9%
+100	21,741	5.4	12,840	3.1
-100	(29,437)	(7.3)	(20,437)	(5.0)

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of June 30, 2016, investment securities with a carrying value of $98.7 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2016, we could have borrowed an additional $1.3 billion from the FHLB and an additional $634.9 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2016.  As of June 30, 2016, cash and cash equivalents were $753.1 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $13.6 billion.  As of June 30, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.1 years.

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

The Parent and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2016, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2016, shareholders' equity was $1.2 billion, an increase of $41.0 million or 4% from December 31, 2015. For the first six months of 2016, net income of $94.5 million, common stock issuances of $6.2 million, shared-based compensation of $3.3 million, and other comprehensive income of $14.1 million were partially offset by cash dividends paid of $40.1 million, and common stock repurchased of $37.0 million. In the first six months of 2016, included in the amount of common stock repurchased were 510,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $65.34 and a total cost of $33.3 million. From the beginning of our share repurchase program in July 2001 through June 30, 2016, we repurchased a total of 53.3 million shares of common stock and returned a total of $2.01 billion to our shareholders at an average cost of $37.62 per share. As of June 30, 2016, remaining buyback authority under our share repurchase program was $89.7 million. From July 1, 2016 through July 19, 2016, the Parent repurchased an additional 48,000 shares of common stock at an average cost of $68.55 per share for a total of $3.3 million.  Remaining buyback authority under our share repurchase program was $86.4 million as of July 19, 2016.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2016, the Parent’s Board of Directors declared a quarterly cash dividend of $0.48 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2016 to shareholders of record at the close of business on August 31, 2016.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking

Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of June 30, 2016 and December 31, 2015.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2016	December 31, 2015
	Regulatory Capital
	Shareholders’ Equity	$1,157,219	$1,116,260
Less:	Goodwill [1]	27,416	27,416
	Postretirement Benefit Liability Adjustments	(28,579)	(28,860)
	Net Unrealized Gains (Losses) on Investment Securities [2]	19,155	5,304
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,139,425	1,112,598

	Tier 1 Capital	1,139,425	1,112,598
	Allowable Reserve for Credit Losses	104,352	99,647
	Total Regulatory Capital	$1,243,777	$1,212,245

	Risk-Weighted Assets	$8,341,990	$7,962,484

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.66%	13.97%
	Tier 1 Capital Ratio	13.66	13.97
	Total Capital Ratio	14.91	15.22
	Tier 1 Leverage Ratio	7.29	7.26
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

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

We submitted our latest stress testing results to the FRB on March 31, 2015.  On June 26, 2015, we made our first stress test-related public disclosure (posted on our website). In 2016, the Company will submit its stress testing results to the FRB by the required due date of August 1, 2016 and will disclose the results to the public in October.

Operational Risk

Operational risk represents the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, errors relating to transaction processing and technology, failure to adhere to compliance requirements, and the risk of cyber attacks.  We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business.  The risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Operational risk is inherent in all business activities, and management of this risk is important to the achievement of Company goals and objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the “Market Risk” section of MD&A.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2016 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2016	71,603	$67.97	66,000	$99,854,120
May 1 - 31, 2016	74,417	68.98	64,500	95,408,054
June 1 - 30, 2016	82,500	69.22	82,500	89,697,530
Total	228,520	$68.75	213,000

[1]
During the second quarter of 2016, 15,520 shares were purchased from employees and/or directors in connection with stock swaps and shares purchased for a deferred compensation plan.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 25, 2016		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Kent T. Lucien
Kent T. Lucien
Chief Financial Officer

Exhibit Index

Exhibit Number

10.1	Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Grant Agreement *

10.2	Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Grant Agreement *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File
* Compensatory plan or arrangement