Form 10-Q
period 2016-09-30
BANK OF HAWAII CORP
filed 2016-10-24
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

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
Yes ☐  No ☒

As of October 18, 2016, there were 42,692,883 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest Income
Interest and Fees on Loans and Leases	$83,489	$75,874	$246,707	$220,400
Income on Investment Securities
Available-for-Sale	10,313	10,192	31,648	30,663
Held-to-Maturity	19,315	20,689	59,874	67,928
Deposits	1	2	7	7
Funds Sold	695	291	2,066	818
Other	166	312	531	924
Total Interest Income	113,979	107,360	340,833	320,740
Interest Expense
Deposits	3,232	2,410	9,199	7,183
Securities Sold Under Agreements to Repurchase	5,713	6,307	18,000	19,118
Funds Purchased	3	3	9	9
Other Debt	1,119	749	3,139	1,987
Total Interest Expense	10,067	9,469	30,347	28,297
Net Interest Income	103,912	97,891	310,486	292,443
Provision for Credit Losses	2,500	—	1,500	—
Net Interest Income After Provision for Credit Losses	101,412	97,891	308,986	292,443
Noninterest Income
Trust and Asset Management	11,008	11,907	34,971	36,442
Mortgage Banking	6,362	3,291	13,639	8,453
Service Charges on Deposit Accounts	8,524	8,669	25,117	25,409
Fees, Exchange, and Other Service Charges	14,023	13,340	41,445	39,589
Investment Securities Gains (Losses), Net	(328)	24	10,540	10,341
Annuity and Insurance	1,653	1,721	5,560	5,650
Bank-Owned Life Insurance	1,911	1,609	5,010	5,431
Other	4,961	2,660	14,558	10,138
Total Noninterest Income	48,114	43,221	150,840	141,453
Noninterest Expense
Salaries and Benefits	49,725	46,576	150,528	143,966
Net Occupancy	8,510	7,403	22,671	25,341
Net Equipment	4,913	4,804	15,387	14,918
Data Processing	3,620	3,920	11,543	11,366
Professional Fees	2,396	2,258	7,082	6,857
FDIC Insurance	2,104	2,139	6,600	6,347
Other	16,264	24,788	47,178	53,582
Total Noninterest Expense	87,532	91,888	260,989	262,377
Income Before Provision for Income Taxes	61,994	49,224	198,837	171,519
Provision for Income Taxes	18,501	14,948	60,889	53,647
Net Income	$43,493	$34,276	$137,948	$117,872
Basic Earnings Per Share	$1.02	$0.79	$3.23	$2.72
Diluted Earnings Per Share	$1.02	$0.79	$3.21	$2.71
Dividends Declared Per Share	$0.48	$0.45	$1.41	$1.35
Basic Weighted Average Shares	42,543,122	43,181,233	42,730,571	43,290,137
Diluted Weighted Average Shares	42,778,346	43,427,730	42,947,059	43,514,898

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net Income	$43,493	$34,276	$137,948	$117,872
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(5,528)	7,051	8,323	4,735
Defined Benefit Plans	140	219	422	659
Total Other Comprehensive Income (Loss)	(5,388)	7,270	8,745	5,394
Comprehensive Income	$38,105	$41,546	$146,693	$123,266

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Interest-Bearing Deposits in Other Banks	$4,181	$4,130
Funds Sold	506,604	592,892
Investment Securities
Available-for-Sale	2,213,482	2,256,818
Held-to-Maturity (Fair Value of $3,893,542 and $4,006,412)	3,815,915	3,982,736
Loans Held for Sale	68,066	4,808
Loans and Leases	8,694,097	7,878,985
Allowance for Loan and Lease Losses	(104,033)	(102,880)
Net Loans and Leases	8,590,064	7,776,105
Total Earning Assets	15,198,312	14,617,489
Cash and Due From Banks	127,326	158,699
Premises and Equipment, Net	110,288	111,199
Accrued Interest Receivable	46,925	44,719
Foreclosed Real Estate	1,747	824
Mortgage Servicing Rights	20,991	23,002
Goodwill	31,517	31,517
Bank-Owned Life Insurance	272,637	268,175
Other Assets	204,900	199,392
Total Assets	$16,014,643	$15,455,016

Liabilities
Deposits
Noninterest-Bearing Demand	$4,437,963	$4,286,331
Interest-Bearing Demand	2,777,095	2,761,930
Savings	5,306,880	5,025,191
Time	1,286,427	1,177,651
Total Deposits	13,808,365	13,251,103
Funds Purchased	9,616	7,333
Securities Sold Under Agreements to Repurchase	551,683	628,857
Other Debt	267,954	245,786
Retirement Benefits Payable	47,522	47,374
Accrued Interest Payable	6,115	5,032
Taxes Payable and Deferred Taxes	24,922	17,737
Other Liabilities	134,607	135,534
Total Liabilities	14,850,784	14,338,756
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2016 - 57,854,843 / 42,733,513 and December 31, 2015 - 57,749,071 / 43,282,153)	576	575
Capital Surplus	549,064	542,041
Accumulated Other Comprehensive Loss	(14,812)	(23,557)
Retained Earnings	1,393,231	1,316,260
Treasury Stock, at Cost (Shares: September 30, 2016 - 15,121,330 and December 31, 2015 - 14,466,918)	(764,200)	(719,059)
Total Shareholders’ Equity	1,163,859	1,116,260
Total Liabilities and Shareholders’ Equity	$16,014,643	$15,455,016
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	137,948	—	137,948
Other Comprehensive Income	—	—	—	8,745	—	—	8,745
Share-Based Compensation	—	—	5,020	—	—	—	5,020
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	224,018	1	2,003	—	(314)	6,224	7,914
Common Stock Repurchased	(772,658)	—	—	—	—	(51,365)	(51,365)
Cash Dividends Declared ($1.41 per share)	—	—	—	—	(60,663)	—	(60,663)
Balance as of September 30, 2016	42,733,513	$576	$549,064	$(14,812)	$1,393,231	$(764,200)	$1,163,859

Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	117,872	—	117,872
Other Comprehensive Income	—	—	—	5,394	—	—	5,394
Share-Based Compensation	—	—	5,698	—	—	—	5,698
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	246,851	1	1,482	—	(376)	11,011	12,118
Common Stock Repurchased	(628,119)	—	—	—	—	(38,933)	(38,933)
Cash Dividends Declared ($1.35 per share)	—	—	—	—	(58,881)	—	(58,881)
Balance as of September 30, 2015	43,342,940	$575	$539,112	$(21,292)	$1,293,416	$(713,457)	$1,098,354
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
Operating Activities
Net Income	$137,948	$117,872
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,500	—
Impairment on Equipment Held for Sale	—	9,453
Depreciation and Amortization	9,734	9,541
Amortization of Deferred Loan and Lease Fees	(1,089)	(1,282)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	33,234	38,753
Share-Based Compensation	5,020	5,698
Benefit Plan Contributions	(929)	(1,413)
Deferred Income Taxes	6,465	(10,618)
Net Gains on Sales of Loans and Leases	(8,061)	(2,510)
Net Gains on Sales of Investment Securities	(10,540)	(10,341)
Proceeds from Sales of Loans Held for Sale	268,752	142,391
Originations of Loans Held for Sale	(323,837)	(137,293)
Tax Benefits from Share-Based Compensation	(916)	(403)
Net Change in Other Assets and Other Liabilities	(14,231)	9,719
Net Cash Provided by Operating Activities	103,050	169,567

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	288,928	256,581
Proceeds from Sales	10,766	68,166
Purchases	(248,839)	(317,458)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	545,133	715,776
Purchases	(394,547)	(389,213)
Net Change in Loans and Leases	(816,440)	(800,482)
Premises and Equipment, Net	(8,823)	(8,673)
Net Cash Used in Investing Activities	(623,822)	(475,303)

Financing Activities
Net Change in Deposits	557,262	303,873
Net Change in Short-Term Borrowings	(74,891)	(56,463)
Proceeds from Long-Term Debt	75,000	100,000
Repayments of Long-Term Debt	(50,000)	—
Tax Benefits from Share-Based Compensation	916	403
Proceeds from Issuance of Common Stock	6,903	7,244
Repurchase of Common Stock	(51,365)	(38,933)
Cash Dividends Paid	(60,663)	(58,881)
Net Cash Provided by Financing Activities	403,162	257,243

Net Change in Cash and Cash Equivalents	(117,610)	(48,493)
Cash and Cash Equivalents at Beginning of Period	755,721	535,576
Cash and Cash Equivalents at End of Period	$638,111	$487,083
Supplemental Information
Cash Paid for Interest	$28,952	$27,168
Cash Paid for Income Taxes	51,257	52,808
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	1,058	787
Transfers from Loans to Loans Held for Sale	143,918	93,539

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

The Company has limited partnership interests in several low-income housing partnerships. These partnerships provide funds for the construction and operation of apartment complexes that provide affordable housing to low-income households. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are generally recognized over 10 years. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained.

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

Unfunded commitments to fund these low-income housing partnerships were $22.4 million and $25.3 million as of September 30, 2016 and December 31, 2015, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 5 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. The balance of the Company's investments in these entities was $78.0 million and $79.0 million as of September 30, 2016 and December 31, 2015, respectively, and is included in other assets in the consolidated statements of condition.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$421,460	$2,999	$(1,325)	$423,134
Debt Securities Issued by States and Political Subdivisions	669,062	28,026	(28)	697,060
Debt Securities Issued by Corporations	273,057	36	(4,026)	269,067
Mortgage-Backed Securities:
Residential - Government Agencies	228,422	5,712	(762)	233,372
Residential - U.S. Government-Sponsored Enterprises	493,409	5,169	(71)	498,507
Commercial - Government Agencies	94,523	—	(2,181)	92,342
Total Mortgage-Backed Securities	816,354	10,881	(3,014)	824,221
Total	$2,179,933	$41,942	$(8,393)	$2,213,482
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,167	$4,076	$—	$534,243
Debt Securities Issued by States and Political Subdivisions	243,226	19,553	—	262,779
Debt Securities Issued by Corporations	139,569	2,106	(229)	141,446
Mortgage-Backed Securities:
Residential - Government Agencies	1,917,954	38,056	(3,845)	1,952,165
Residential - U.S. Government-Sponsored Enterprises	740,467	12,514	(87)	752,894
Commercial - Government Agencies	244,532	5,689	(206)	250,015
Total Mortgage-Backed Securities	2,902,953	56,259	(4,138)	2,955,074
Total	$3,815,915	$81,994	$(4,367)	$3,893,542

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2016.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$28,664	$28,814
Due After One Year Through Five Years	578,537	584,235
Due After Five Years Through Ten Years	292,485	307,096
Due After Ten Years	42,984	46,532
	942,670	966,677

Debt Securities Issued by Government Agencies	420,909	422,584
Mortgage-Backed Securities:
Residential - Government Agencies	228,422	233,372
Residential - U.S. Government-Sponsored Enterprises	493,409	498,507
Commercial - Government Agencies	94,523	92,342
Total Mortgage-Backed Securities	816,354	824,221
Total	$2,179,933	$2,213,482

Held-to-Maturity:
Due in One Year or Less	$104,990	$105,116
Due After One Year Through Five Years	460,841	466,200
Due After Five Years Through Ten Years	276,259	289,962
Due After Ten Years	70,872	77,190
	912,962	938,468
Mortgage-Backed Securities:
Residential - Government Agencies	1,917,954	1,952,165
Residential - U.S. Government-Sponsored Enterprises	740,467	752,894
Commercial - Government Agencies	244,532	250,015
Total Mortgage-Backed Securities	2,902,953	2,955,074
Total	$3,815,915	$3,893,542

Investment securities with carrying values of $2.4 billion and $2.5 billion as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Gross Gains on Sales of Investment Securities	$—	$1,504	$11,180	$11,821
Gross Losses on Sales of Investment Securities	(328)	(1,480)	(640)	(1,480)
Net Gains (Losses) on Sales of Investment Securities	$(328)	$24	$10,540	$10,341

The losses during the three and nine months ended September 30, 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$190,291	$(841)	$33,670	$(484)	$223,961	$(1,325)
Debt Securities Issued by States and Political Subdivisions	2,425	(4)	6,745	(24)	9,170	(28)
Debt Securities Issued by Corporations	63,316	(1,695)	172,662	(2,331)	235,978	(4,026)
Mortgage-Backed Securities:
Residential - Government Agencies	8,300	(13)	12,773	(749)	21,073	(762)
Residential - U.S. Government-Sponsored Enterprises	39,245	(71)	—	—	39,245	(71)
Commercial - Government Agencies	5,195	(80)	87,147	(2,101)	92,342	(2,181)
Total Mortgage-Backed Securities	52,740	(164)	99,920	(2,850)	152,660	(3,014)
Total	$308,772	$(2,704)	$312,997	$(5,689)	$621,769	$(8,393)
Held-to-Maturity:
Debt Securities Issued by Corporations	$30,524	$(7)	$16,751	$(222)	$47,275	$(229)
Mortgage-Backed Securities:
Residential - Government Agencies	193,359	(327)	255,196	(3,518)	448,555	(3,845)
Residential - U.S. Government-Sponsored Enterprises	20,489	(87)	—	—	20,489	(87)
Commercial - Government Agencies	52,574	(110)	18,923	(96)	71,497	(206)
Total Mortgage-Backed Securities	266,422	(524)	274,119	(3,614)	540,541	(4,138)
Total	$296,946	$(531)	$290,870	$(3,836)	$587,816	$(4,367)

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,260	$(822)	$5,452	$(16)	$149,712	$(838)
Debt Securities Issued by States and Political Subdivisions	72,248	(252)	6,798	(52)	79,046	(304)
Debt Securities Issued by Corporations	101,269	(1,747)	162,304	(2,755)	263,573	(4,502)
Mortgage-Backed Securities:
Residential - Government Agencies	30,679	(130)	9,117	(1,137)	39,796	(1,267)
Residential - U.S. Government-Sponsored Enterprises	346,603	(2,264)	—	—	346,603	(2,264)
Commercial - Government Agencies	—	—	99,026	(4,200)	99,026	(4,200)
Total Mortgage-Backed Securities	377,282	(2,394)	108,143	(5,337)	485,425	(7,731)
Total	$695,059	$(5,215)	$282,697	$(8,160)	$977,756	$(13,375)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$264,747	$(1,139)	$—	$—	$264,747	$(1,139)
Debt Securities Issued by Corporations	28,218	(66)	71,208	(1,975)	99,426	(2,041)
Mortgage-Backed Securities:
Residential - Government Agencies	562,502	(5,828)	414,207	(13,239)	976,709	(19,067)
Residential - U.S. Government-Sponsored Enterprises	450,147	(2,616)	—	—	450,147	(2,616)
Commercial - Government Agencies	74,040	(958)	52,207	(1,274)	126,247	(2,232)
Total Mortgage-Backed Securities	1,086,689	(9,402)	466,414	(14,513)	1,553,103	(23,915)
Total	$1,379,654	$(10,607)	$537,622	$(16,488)	$1,917,276	$(27,095)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2016, which were comprised of 120 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2016 and December 31, 2015, the gross unrealized losses were primarily related to investment securities issued by Ginnie Mae and corporate debt securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Taxable	$24,558	$25,569	$76,112	$82,638
Non-Taxable	5,070	5,312	15,410	15,953
Total Interest Income from Investment Securities	$29,628	$30,881	$91,522	$98,591

As of September 30, 2016, included in the Company's investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $543.8 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company's total Hawaii municipal bond holdings, 77% were general obligation issuances. As of September 30, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company's municipal debt securities.

As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank Stock	$20,000	$19,000
Federal Reserve Bank Stock	19,958	19,836
Total	$39,958	$38,836

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. As of September 30, 2016, the conversion ratio was 1.6483.

During the first quarter of 2016, the Company recorded an $11.2 million net gain on the sale of 100,000 Visa Class B shares. Concurrent with every sale of Visa Class B shares, the Company has entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 184,814 Class B shares (304,629 Class A equivalents) that the Company owns are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,217,849	$1,115,168
Commercial Mortgage	1,807,190	1,677,147
Construction	263,079	156,660
Lease Financing	201,436	204,877
Total Commercial	3,489,554	3,153,852
Consumer
Residential Mortgage	3,098,936	2,925,605
Home Equity	1,295,993	1,069,400
Automobile	437,659	381,735
Other [1]	371,955	348,393
Total Consumer	5,204,543	4,725,133
Total Loans and Leases	$8,694,097	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company's lending activity is with customers located in the State of Hawaii. A substantial portion of the Company's real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $3.6 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $9.8 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2016 and 2015.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2016 and 2015.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$62,029	$41,903	$103,932
Loans and Leases Charged-Off	(209)	(4,707)	(4,916)
Recoveries on Loans and Leases Previously Charged-Off	296	2,221	2,517
Net Loans and Leases Recovered (Charged-Off)	87	(2,486)	(2,399)
Provision for Credit Losses	442	2,058	2,500
Balance at End of Period	$62,558	$41,475	$104,033
Nine Months Ended September 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(670)	(12,888)	(13,558)
Recoveries on Loans and Leases Previously Charged-Off	7,619	5,592	13,211
Net Loans and Leases Recovered (Charged-Off)	6,949	(7,296)	(347)
Provision for Credit Losses	(5,105)	6,605	1,500
Balance at End of Period	$62,558	$41,475	$104,033
As of September 30, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$11	$3,436	$3,447
Collectively Evaluated for Impairment	62,547	38,039	100,586
Total	$62,558	$41,475	$104,033
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,793	$38,450	$60,243
Collectively Evaluated for Impairment	3,467,761	5,166,093	8,633,854
Total	$3,489,554	$5,204,543	$8,694,097

Three Months Ended September 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$67,005	$39,001	$106,006
Loans and Leases Charged-Off	(160)	(4,233)	(4,393)
Recoveries on Loans and Leases Previously Charged-Off	504	1,921	2,425
Net Loans and Leases Recovered (Charged-Off)	344	(2,312)	(1,968)
Provision for Credit Losses	(2,708)	2,708	—
Balance at End of Period	$64,641	$39,397	$104,038
Nine Months Ended September 30, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(650)	(11,327)	(11,977)
Recoveries on Loans and Leases Previously Charged-Off	1,726	5,601	7,327
Net Loans and Leases Recovered (Charged-Off)	1,076	(5,726)	(4,650)
Provision for Credit Losses	(986)	986	—
Balance at End of Period	$64,641	$39,397	$104,038
As of September 30, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$1,977	$3,336	$5,313
Collectively Evaluated for Impairment	62,664	36,061	98,725
Total	$64,641	$39,397	$104,038
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$29,016	$39,013	$68,029
Collectively Evaluated for Impairment	3,094,229	4,527,514	7,621,743
Total	$3,123,245	$4,566,527	$7,689,772

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,164,869	$1,707,003	$250,918	$200,701	$3,323,491
Special Mention	20,880	60,080	10,625	6	91,591
Classified	32,100	40,107	1,536	729	74,472
Total	$1,217,849	$1,807,190	$263,079	$201,436	$3,489,554

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,085,868	$1,292,916	$437,081	$371,359	$5,187,224
Classified	13,068	3,077	578	596	17,319
Total	$3,098,936	$1,295,993	$437,659	$371,955	$5,204,543
Total Recorded Investment in Loans and Leases					$8,694,097

	December 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,059,475	$1,591,696	$154,976	$204,348	$3,010,495
Special Mention	28,076	43,674	80	76	71,906
Classified	27,617	41,777	1,604	453	71,451
Total	$1,115,168	$1,677,147	$156,660	$204,877	$3,153,852

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,910,667	$1,064,253	$381,420	$347,710	$4,704,050
Classified	14,938	5,147	315	683	21,083
Total	$2,925,605	$1,069,400	$381,735	$348,393	$4,725,133
Total Recorded Investment in Loans and Leases					$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2016
Commercial
Commercial and Industrial	$197	$423	$—	$201	$821	$1,217,028	$1,217,849	$111
Commercial Mortgage	—	20	—	1,023	1,043	1,806,147	1,807,190	429
Construction	—	—	—	—	—	263,079	263,079	—
Lease Financing	—	—	—	—	—	201,436	201,436	—
Total Commercial	197	443	—	1,224	1,864	3,487,690	3,489,554	540
Consumer
Residential Mortgage	3,100	2,271	2,583	12,735	20,689	3,078,247	3,098,936	1,581
Home Equity	2,751	756	1,210	2,966	7,683	1,288,310	1,295,993	867
Automobile	8,663	1,364	578	—	10,605	427,054	437,659	—
Other [1]	2,449	1,260	1,273	—	4,982	366,973	371,955	—
Total Consumer	16,963	5,651	5,644	15,701	43,959	5,160,584	5,204,543	2,448
Total	$17,160	$6,094	$5,644	$16,925	$45,823	$8,648,274	$8,694,097	$2,988

As of December 31, 2015
Commercial
Commercial and Industrial	$1,118	$359	$—	$5,829	$7,306	$1,107,862	$1,115,168	$452
Commercial Mortgage	1,245	27	—	3,469	4,741	1,672,406	1,677,147	2,890
Construction	2,120	—	—	—	2,120	154,540	156,660	—
Lease Financing	—	—	—	—	—	204,877	204,877	—
Total Commercial	4,483	386	—	9,298	14,167	3,139,685	3,153,852	3,342
Consumer
Residential Mortgage	7,148	3,993	4,453	14,598	30,192	2,895,413	2,925,605	2,056
Home Equity	3,856	1,906	1,710	4,081	11,553	1,057,847	1,069,400	1,710
Automobile	8,103	1,803	315	—	10,221	371,514	381,735	—
Other [1]	2,281	1,448	1,096	—	4,825	343,568	348,393	—
Total Consumer	21,388	9,150	7,574	18,679	56,791	4,668,342	4,725,133	3,766
Total	$25,871	$9,536	$7,574	$27,977	$70,958	$7,808,027	$7,878,985	$7,108

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,528	$16,490	$—
Commercial Mortgage	9,634	13,134	—
Construction	1,536	1,536	—
Total Commercial	20,698	31,160	—
Total Impaired Loans with No Related Allowance Recorded	$20,698	$31,160	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$707	$707	$7
Commercial Mortgage	388	388	4
Total Commercial	1,095	1,095	11
Consumer
Residential Mortgage	26,585	32,102	3,168
Home Equity	1,349	1,349	15
Automobile	8,356	8,356	189
Other [1]	2,160	2,160	64
Total Consumer	38,450	43,967	3,436
Total Impaired Loans with an Allowance Recorded	$39,545	$45,062	$3,447

Impaired Loans:
Commercial	$21,793	$32,255	$11
Consumer	38,450	43,967	3,436
Total Impaired Loans	$60,243	$76,222	$3,447

December 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,650	$28,212	$—
Commercial Mortgage	10,407	13,907	—
Construction	1,604	1,604	—
Total Commercial	26,661	43,723	—
Total Impaired Loans with No Related Allowance Recorded	$26,661	$43,723	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,289	$1,289	$205
Total Commercial	1,289	1,289	205
Consumer
Residential Mortgage	28,981	34,694	3,171
Home Equity	1,089	1,089	12
Automobile	7,012	7,012	143
Other [1]	1,665	1,665	47
Total Consumer	38,747	44,460	3,373
Total Impaired Loans with an Allowance Recorded	$40,036	$45,749	$3,578

Impaired Loans:
Commercial	$27,950	$45,012	$205
Consumer	38,747	44,460	3,373
Total Impaired Loans	$66,697	$89,472	$3,578
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,762	$115	$13,368	$96
Commercial Mortgage	9,848	90	7,155	67
Construction	1,548	25	1,637	26
Total Commercial	21,158	230	22,160	189
Total Impaired Loans with No Related Allowance Recorded	$21,158	$230	$22,160	$189

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$681	$27	$6,105	$24
Commercial Mortgage	194	5	—	—
Total Commercial	875	32	6,105	24
Consumer
Residential Mortgage	27,172	235	30,719	265
Home Equity	1,428	15	1,191	9
Automobile	7,908	129	6,013	104
Other [1]	2,064	44	1,218	28
Total Consumer	38,572	423	39,141	406
Total Impaired Loans with an Allowance Recorded	$39,447	$455	$45,246	$430

Impaired Loans:
Commercial	$22,033	$262	$28,265	$213
Consumer	38,572	423	39,141	406
Total Impaired Loans	$60,605	$685	$67,406	$619

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$11,061	$333	$12,074	$304
Commercial Mortgage	10,040	252	6,799	198
Construction	1,570	76	1,658	80
Total Commercial	22,671	661	20,531	582
Total Impaired Loans with No Related Allowance Recorded	$22,671	$661	$20,531	$582

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$983	$59	$6,401	$78
Commercial Mortgage	97	5	—	—
Total Commercial	1,080	64	6,401	78
Consumer
Residential Mortgage	27,889	736	31,374	796
Home Equity	1,365	50	1,149	28
Automobile	7,553	376	5,737	319
Other [1]	1,922	126	1,082	77
Total Consumer	38,729	1,288	39,342	1,220
Total Impaired Loans with an Allowance Recorded	$39,809	$1,352	$45,743	$1,298

Impaired Loans:
Commercial	$23,751	$725	$26,932	$660
Consumer	38,729	1,288	39,342	1,220
Total Impaired Loans	$62,480	$2,013	$66,274	$1,880

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2016 and 2015, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2016 and 2015, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $59.4 million and $65.0 million as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, there were $0.7 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2015, there were no commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2016 and 2015.

	Loans Modified as a TDR for the Three Months Ended September 30, 2016			Loans Modified as a TDR for the Three Months Ended September 30, 2015
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	4	$97	$1	13	$6,551	$—
Commercial Mortgage	1	208	2	—	—	—
Total Commercial	5	305	3	13	6,551	—
Consumer
Residential Mortgage	3	547	258	2	749	—
Home Equity	—	—	—	1	168	2
Automobile	79	1,678	38	47	1,172	22
Other [2]	62	510	14	50	344	9
Total Consumer	144	2,735	310	100	2,433	33
Total	149	$3,040	$313	113	$8,984	$33

	Loans Modified as a TDR for the Nine Months Ended September 30, 2016			Loans Modified as a TDR for the Nine Months Ended September 30, 2015
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	6	$3,084	$1	27	$8,438	$4
Commercial Mortgage	1	208	2	2	1,179	—
Total Commercial	7	3,292	3	29	9,617	4
Consumer
Residential Mortgage	8	3,025	274	12	4,211	84
Home Equity	1	476	5	3	370	4
Automobile	184	3,617	82	119	2,723	51
Other [2]	155	1,127	31	102	702	20
Total Consumer	348	8,245	392	236	8,006	159
Total	355	$11,537	$395	265	$17,623	$163

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2016 and 2015, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	—	$—	2	$1,069
Automobile	1	3	3	52
Other [2]	—	—	10	56
Total Consumer	1	3	15	1,177
Total	1	$3	15	$1,177

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$4,341
Total Commercial	—	—	1	4,341

Consumer
Residential Mortgage	3	1,044	3	1,374
Home Equity	1	158	—	—
Automobile	3	47	6	108
Other [2]	18	110	19	98
Total Consumer	25	1,359	28	1,580
Total	25	$1,359	29	$5,921

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $7.2 million as of September 30, 2016.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of September 30, 2016 and December 31, 2015.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.7 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$1,819	$2,188	$1,970	$2,604
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	—	—	(251)
Due to Payoffs	(79)	(116)	(230)	(281)
Total Changes in Fair Value of Mortgage Servicing Rights	(79)	(116)	(230)	(532)
Balance at End of Period	$1,740	$2,072	$1,740	$2,072

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three and nine months ended September 30, 2016 and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$17,812	$21,238	$21,032	$22,091
Servicing Rights that Resulted From Asset Transfers	1,670	645	2,441	1,330
Amortization	(780)	(633)	(2,093)	(2,228)
Valuation Allowance Provision	549	(21)	(2,129)	36
Balance at End of Period	$19,251	$21,229	$19,251	$21,229

Valuation Allowance:
Balance at Beginning of Period	$(2,699)	$—	$(21)	$(57)
Valuation Allowance Provision	549	(21)	(2,129)	36
Balance at End of Period	$(2,150)	$(21)	$(2,150)	$(21)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$17,812	$26,205	$24,804	$22,837
End of Period	$19,177	$24,419	$19,177	$24,419

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Weighted-Average Constant Prepayment Rate [1]	12.84%	9.10%
Weighted-Average Life (in years)	5.56	7.40
Weighted-Average Note Rate	4.15%	4.23%
Weighted-Average Discount Rate [2]	9.00%	9.38%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2016 and December 31, 2015 is presented in the following table.

(dollars in thousands)	September 30, 2016	December 31, 2015
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(222)	$(285)
Decrease in fair value from 50 bps adverse change	(438)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(198)	(292)
Decrease in fair value from 50 bps adverse change	(392)	(577)

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

The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) relating to the approval of certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company's net affordable housing tax credit investments and related unfunded commitments were $67.5 million and $68.8 million as of September 30, 2016 and December 31, 2015, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$11,562
2017	10,333
2018	53
2019	95
2020	91
Thereafter	225
Total Unfunded Commitments	$22,359

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Effective Yield Method
Tax credits and other tax benefits recognized	$3,352	$3,353	$10,384	$10,095
Amortization Expense in Provision for Income Taxes	1,319	1,922	5,667	5,813

Proportional Amortization Method
Tax credits and other tax benefits recognized	$259	$—	$777	$—
Amortization Expense in Provision for Income Taxes	200	—	600	—

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2016 and 2015.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $17.8 million and $13.1 million as of September 30, 2016 and December 31, 2015, respectively. See Note 11 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2016 and December 31, 2015, respectively, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,607	$310,607
Debt Securities Issued by States and Political Subdivisions	3,272	21,307	—	—	24,579
Mortgage-Backed Securities:
Residential - Government Agencies	15,269	781	—	94,962	111,012
Residential - U.S. Government-Sponsored Enterprises	11,054	—	—	94,431	105,485
Total	$29,595	$22,088	$200,000	$300,000	$551,683

December 31, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,313	$310,313
Debt Securities Issued by States and Political Subdivisions	47,915	4,692	100	—	52,707
Mortgage-Backed Securities:
Residential - Government Agencies	1,150	51,169	—	102,919	155,238
Residential - U.S. Government-Sponsored Enterprises	—	23,831	—	86,768	110,599
Total	$49,065	$79,692	$200,100	$300,000	$628,857

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2016 and December 31, 2015. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
September 30, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$110	$—	$110	$110	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,901	—	17,901	110	—	17,791

Repurchase Agreements:
Private Institutions	525,000	—	525,000	—	525,000	—
Government Entities	26,683	—	26,683	—	26,683	—
	$551,683	$—	$551,683	$—	$551,683	$—

December 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$261	$—	$261	$261	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	13,312	—	13,312	261	—	13,051

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	53,857	—	53,857	—	53,857	—
	$628,857	$—	$628,857	$—	$628,857	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $609.9 million and $663.2 million as of September 30, 2016 and December 31, 2015, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $33.1 million and $66.9 million as of September 30, 2016 and December 31, 2015, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(9,420)	$(3,719)	$(5,701)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	286	113	173
Net Unrealized Gains (Losses) on Investment Securities	(9,134)	(3,606)	(5,528)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	314	124	190
Amortization of Prior Service Credit	(81)	(31)	(50)
Defined Benefit Plans, Net	233	93	140
Other Comprehensive Income (Loss)	$(8,901)	$(3,513)	$(5,388)

Three Months Ended September 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$10,613	$4,185	$6,428
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(189)	(74)	$(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,217	479	738
Net Unrealized Gains (Losses) on Investment Securities	11,641	4,590	7,051
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	443	175	268
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	362	143	219
Other Comprehensive Income (Loss)	$12,003	$4,733	$7,270

Nine Months Ended September 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$12,804	$5,055	$7,749
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	949	375	574
Net Unrealized Gains (Losses) on Investment Securities	13,753	5,430	8,323
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	940	371	569
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	698	276	422
Other Comprehensive Income (Loss)	$14,451	$5,706	$8,745

Nine Months Ended September 30, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$6,307	$2,489	$3,818
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(189)	(74)	$(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,702	670	1,032
Net Unrealized Gains (Losses) on Investment Securities	7,820	3,085	4,735
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,330	524	806
Amortization of Prior Service Credit	(242)	(95)	(147)
Defined Benefit Plans, Net	1,088	429	659
Other Comprehensive Income (Loss)	$8,908	$3,514	$5,394

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2016
Balance at Beginning of Period	$26,009	$(6,854)	$(28,579)	$(9,424)
Other Comprehensive Income (Loss) Before Reclassifications	(5,701)	—	—	(5,701)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	173	140	313
Total Other Comprehensive Income (Loss)	(5,701)	173	140	(5,388)
Balance at End of Period	$20,308	$(6,681)	$(28,439)	$(14,812)

Three Months Ended September 30, 2015
Balance at Beginning of Period	$13,374	$(8,261)	$(33,675)	$(28,562)
Other Comprehensive Income (Loss) Before Reclassifications	6,428	—	—	6,428
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	738	219	842
Total Other Comprehensive Income (Loss)	6,313	738	219	7,270
Balance at End of Period	$19,687	$(7,523)	$(33,456)	$(21,292)

Nine Months Ended September 30, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	7,749	—	—	7,749
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	574	422	996
Total Other Comprehensive Income (Loss)	7,749	574	422	8,745
Balance at End of Period	$20,308	$(6,681)	$(28,439)	$(14,812)

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	3,818	—	—	3,818
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	1,032	659	1,576
Total Other Comprehensive Income (Loss)	3,703	1,032	659	5,394
Balance at End of Period	$19,687	$(7,523)	$(33,456)	$(21,292)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(286)	$(1,217)	Interest Income
	113	479	Provision for Income Tax
	(173)	(738)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	189	Investment Securities Gains, Net
	—	(74)	Provision for Income Tax
	—	115	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(314)	(443)
	(233)	(362)	Total Before Tax
	93	143	Provision for Income Tax
	(140)	(219)	Net of Tax

Total Reclassifications for the Period	$(313)	$(842)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(949)	$(1,702)	Interest Income
	375	670	Provision for Income Tax
	(574)	(1,032)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	189	Investment Securities Gains, Net
	—	(74)	Provision for Income Tax
	—	115	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	242	242
Net Actuarial Losses [2]	(940)	(1,330)
	(698)	(1,088)	Total Before Tax
	276	429	Provision for Income Tax
	(422)	(659)	Net of Tax

Total Reclassifications for the Period	$(996)	$(1,576)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 Pension Plans and Postretirement Benefit Plan for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator for Basic Earnings Per Share	42,543,122	43,181,233	42,730,571	43,290,137
Dilutive Effect of Equity Based Awards	235,224	246,497	216,488	224,761
Denominator for Diluted Earnings Per Share	42,778,346	43,427,730	42,947,059	43,514,898

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	—	4,546

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 70 branch locations and 450 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2016 and 2015 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2016
Net Interest Income	$61,747	$38,613	$6,029	$(2,477)	$103,912
Provision for Credit Losses	2,574	(168)	(7)	101	2,500
Net Interest Income After Provision for Credit Losses	59,173	38,781	6,036	(2,578)	101,412
Noninterest Income	24,786	6,977	13,662	2,689	48,114
Noninterest Expense	(51,892)	(17,449)	(14,579)	(3,612)	(87,532)
Income Before Provision for Income Taxes	32,067	28,309	5,119	(3,501)	61,994
Provision for Income Taxes	(11,329)	(10,073)	(1,894)	4,795	(18,501)
Net Income	$20,738	$18,236	$3,225	$1,294	$43,493
Total Assets as of September 30, 2016	$5,206,442	$3,428,424	$290,207	$7,089,570	$16,014,643

Three Months Ended September 30, 2015
Net Interest Income	$51,732	$37,133	$4,517	$4,509	$97,891
Provision for Credit Losses	2,209	(226)	(20)	(1,963)	—
Net Interest Income After Provision for Credit Losses	49,523	37,359	4,537	6,472	97,891
Noninterest Income	21,206	4,873	14,363	2,779	43,221
Noninterest Expense	(49,963)	(25,632)	(14,031)	(2,262)	(91,888)
Income Before Provision for Income Taxes	20,766	16,600	4,869	6,989	49,224
Provision for Income Taxes	(7,352)	(5,566)	(1,802)	(228)	(14,948)
Net Income	$13,414	$11,034	$3,067	$6,761	$34,276
Total Assets as of September 30, 2015	$4,578,333	$3,102,598	$232,641	$7,250,551	$15,164,123

Nine Months Ended September 30, 2016
Net Interest Income	$179,798	$115,112	$18,518	$(2,942)	$310,486
Provision for Credit Losses	7,415	(7,052)	(18)	1,155	1,500
Net Interest Income After Provision for Credit Losses	172,383	122,164	18,536	(4,097)	308,986
Noninterest Income	67,364	21,015	43,632	18,829	150,840
Noninterest Expense	(155,391)	(52,479)	(44,786)	(8,333)	(260,989)
Income Before Provision for Income Taxes	84,356	90,700	17,382	6,399	198,837
Provision for Income Taxes	(29,958)	(32,337)	(6,431)	7,837	(60,889)
Net Income	$54,398	$58,363	$10,951	$14,236	$137,948
Total Assets as of September 30, 2016	$5,206,442	$3,428,424	$290,207	$7,089,570	$16,014,643

Nine Months Ended September 30, 2015
Net Interest Income	$150,631	$107,293	$13,153	$21,366	$292,443
Provision for Credit Losses	5,659	(957)	(37)	(4,665)	—
Net Interest Income After Provision for Credit Losses	144,972	108,250	13,190	26,031	292,443
Noninterest Income	61,123	16,417	44,770	19,143	141,453
Noninterest Expense	(149,461)	(60,239)	(43,192)	(9,485)	(262,377)
Income Before Provision for Income Taxes	56,634	64,428	14,768	35,689	171,519
Provision for Income Taxes	(20,097)	(22,390)	(5,464)	(5,696)	(53,647)
Net Income	$36,537	$42,038	$9,304	$29,993	$117,872
Total Assets as of September 30, 2015	$4,578,333	$3,102,598	$232,641	$7,250,551	$15,164,123

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2016 and 2015.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015
Three Months Ended September 30,
Service Cost	$—	$—	$137	$182
Interest Cost	1,210	1,186	294	74
Expected Return on Plan Assets	(1,282)	(1,304)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	389	443	(75)	—
Net Periodic Benefit Cost	$317	$325	$275	$175

Nine Months Ended September 30,
Service Cost	$—	$—	$411	$546
Interest Cost	3,628	3,559	882	722
Expected Return on Plan Assets	(3,844)	(3,913)	—	—
Amortization of:
Prior Service Credit	—	—	(242)	(242)
Net Actuarial Losses (Gains)	1,166	1,330	(226)	—
Net Periodic Benefit Cost	$950	$976	$825	$1,026

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and nine months ended September 30, 2016, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.2 million and $0.6 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2016.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company's derivative financial instruments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$65,001	$2,501	$4,375	$270
Forward Commitments	114,303	(507)	5,862	4
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	338,828	17,651	203,667	13,021
Pay Fixed/Receive Variable Swaps	338,828	(17,791)	203,667	(13,051)
Foreign Exchange Contracts	47,618	40	42,777	104

The following table presents the Company’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2016 and December 31, 2015:

Derivative Financial Instruments	September 30, 2016		December 31, 2015
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,501	$—	$270	$—
Forward Commitments	21	528	5	1
Interest Rate Swap Agreements	17,871	18,011	13,543	13,573
Foreign Exchange Contracts	82	42	149	45
Total	$20,475	$18,581	$13,967	$13,619

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2016	2015	2016	2015
Interest Rate Lock Commitments	Mortgage Banking	$4,154	$755	$8,113	$2,165
Forward Commitments	Mortgage Banking	(934)	(210)	(2,430)	(63)
Interest Rate Swap Agreements	Other Noninterest Income	1,595	429	2,416	836
Foreign Exchange Contracts	Other Noninterest Income	772	788	2,245	2,134
Total		$5,587	$1,762	$10,344	$5,072

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

As of September 30, 2016 and December 31, 2015, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 6 Balance Sheet Offsetting for more information.

The Company’s interest rate swap agreements with financial institution counterparties may contain credit-risk-related contingent features tied to a specified credit rating of the Company.  Under these provisions, should the Company’s specified rating fall below a particular level (e.g., investment grade rating), or if the Company no longer obtains the specified rating, the counterparty may require the Company to pledge collateral on an immediate and ongoing basis (subject to the requirement that such swaps are in a net liability position beyond the level specified in the contract), or require immediate settlement of the swap agreement.  Other credit-risk-related contingent features may also allow the counterparty to require immediate settlement of the swap agreement if the Company fails to maintain a specified minimum level of capitalization.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of September 30, 2016, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Unfunded Commitments to Extend Credit	$2,622,115	$2,604,429
Standby Letters of Credit	98,072	48,153
Commercial Letters of Credit	14,654	15,867
Total Credit Commitments	$2,734,841	$2,668,449

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association ("Fannie Mae"). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation ("Ginnie

Mae"). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2016, the unpaid principal balance of residential mortgage loans sold by the Company was $2.5 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the nine months ended September 30, 2016, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of September 30, 2016, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company's portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company's primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2016, there were no loans repurchased related to loan servicing activities. As of September 30, 2016, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2016, 99% of the Company's residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of September 30, 2016 and December 31, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2016 and December 31, 2015, the conversion rate swap agreement was valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$550	$422,584	$—	$423,134
Debt Securities Issued by States and Political Subdivisions	—	697,060	—	697,060
Debt Securities Issued by Corporations	—	269,067	—	269,067
Mortgage-Backed Securities:
Residential - Government Agencies	—	233,372	—	233,372
Residential - U.S. Government-Sponsored Enterprises	—	498,507	—	498,507
Commercial - Government Agencies	—	92,342	—	92,342
Total Mortgage-Backed Securities	—	824,221	—	824,221
Total Investment Securities Available-for-Sale	550	2,212,932	—	2,213,482
Loans Held for Sale	—	68,066	—	68,066
Mortgage Servicing Rights	—	—	1,740	1,740
Other Assets	21,752	—	—	21,752
Derivatives [1]	—	103	20,372	20,475
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2016	$22,302	$2,281,101	$22,112	$2,325,515

Liabilities:
Derivatives [1]	$—	$570	$18,011	$18,581
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016	$—	$570	$18,011	$18,581

December 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$545	$358,349	$—	$358,894
Debt Securities Issued by States and Political Subdivisions	—	731,918	—	731,918
Debt Securities Issued by Corporations	—	308,870	—	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	—	316,245	—	316,245
Residential - U.S. Government-Sponsored Enterprises	—	441,864	—	441,864
Commercial - Government Agencies	—	99,027	—	99,027
Total Mortgage-Backed Securities	—	857,136	—	857,136
Total Investment Securities Available-for-Sale	545	2,256,273	—	2,256,818
Loans Held for Sale	—	4,808	—	4,808
Mortgage Servicing Rights	—	—	1,970	1,970
Other Assets	20,262	—	—	20,262
Derivatives [1]	—	154	13,813	13,967
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2015	$20,807	$2,261,235	$15,783	$2,297,825

Liabilities:
Derivatives [1]	$—	$46	$13,573	$13,619
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015	$—	$46	$13,573	$13,619

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and nine months ended September 30, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2016
Balance as of July 1, 2016	$1,819	$1,908
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(79)	4,149
Transfers to Loans Held for Sale	—	(3,696)
Balance as of September 30, 2016	$1,740	$2,361
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2016	$—	$2,361

Three Months Ended September 30, 2015
Balance as of July 1, 2015	$2,188	$370
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(116)	752
Transfers to Loans Held for Sale	—	(720)
Balance as of September 30, 2015	$2,072	$402
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2015	$—	$402

Nine Months Ended September 30, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(230)	8,003
Transfers to Loans Held for Sale	—	(5,882)
Balance as of September 30, 2016	$1,740	$2,361
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2016	$—	$2,361

Nine Months Ended September 30, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(532)	2,164
Transfers to Loans Held for Sale	—	(1,880)
Balance as of September 30, 2015	$2,072	$402
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2015	$(251)	$402

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	12.84%	9.10%	$20,917	$26,774
		Discount Rate [2]	9.00%	9.38%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.32%	94.70%	$2,501	$270
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.78%	0.22%	$(140)	$(30)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2016
Mortgage Servicing Rights - amortization method	Level 3	$19,251	$2,150

December 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,032	$21
Foreclosed Real Estate	Level 3	824	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2016
Loans Held for Sale	$68,066	$65,809	$2,257

December 31, 2015
Loans Held for Sale	$4,808	$4,575	$233
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2016 and 2015, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,815,915	$3,893,542	$534,243	$3,359,299	$—
Loans [1]	8,340,399	8,708,403	—	—	8,708,403

Financial Instruments - Liabilities
Time Deposits	1,286,427	1,288,441	—	1,288,441	—
Securities Sold Under Agreements to Repurchase	551,683	551,657	—	551,657	—
Other Debt [2]	257,153	259,366	—	259,366	—

December 31, 2015
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,982,736	$4,006,412	$489,967	$3,516,445	$—
Loans [1]	7,538,454	7,967,385	—	—	7,967,385

Financial Instruments - Liabilities
Time Deposits	1,177,651	1,178,837	—	1,178,837	—
Securities Sold Under Agreements to Repurchase	628,857	686,853	—	686,853	—
Other Debt [2]	234,938	235,668	—	235,668	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the third quarter of 2016 including a strong tourism industry, a robust real estate market, and an active construction industry. The unemployment rate in Hawaii remained relatively low.  For the first eight months of 2016, total visitor arrivals increased 2.6% while total visitor spending increased 3.0% compared to the same period in 2015. The statewide seasonally-adjusted unemployment rate was 3.3% in September 2016 compared to 5.0% nationally. For the first nine months of 2016, the volume of single-family home sales on Oahu increased 4.8%, while the volume of condominium sales on Oahu increased 9.0% compared with the same period in 2015.  The median price of single-family home sales and condominium sales on Oahu increased 5.2% and 8.7%, respectively, for the first nine months of 2016 compared to the same period in 2015. As of September 30, 2016, months of inventory of single-family homes and condominiums on Oahu remained low at 2.9 months and 3.0 months, respectively.

Earnings Summary

Net income for the third quarter of 2016 was $43.5 million, an increase of $9.2 million or 27% compared to the same period in 2015.  Diluted earnings per share was $1.02 for the third quarter of 2016, an increase of $0.23 or 29% compared to the same period in 2015.

Our higher earnings for the third quarter of 2016 were primarily due to the following:

•
Other noninterest expense for the third quarter of 2016 was $16.3 million, a decrease of $8.5 million or 34% compared to the same period in 2015. This decrease was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements. All aircraft were sold in the first quarter of 2016 resulting in a nominal loss on sale from the reduced carrying value. The decrease in noninterest expense was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.7 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense.

•
Net interest income for the third quarter of 2016 was $103.9 million, an increase of $6.0 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. Our net interest margin was 2.80% in the third quarter of 2016, an increase of 3 basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2015.

•
Mortgage banking income for the third quarter of 2016 was $6.4 million, an increase of $3.1 million or 93% compared to the same period in 2015. This increase was primarily due to higher loan production and sales of conforming saleable loans from our mortgage portfolio.

•
Other noninterest income for the third quarter of 2016 was $5.0 million, an increase of $2.3 million or 87% compared to the same period in 2015. This increase was primarily due to a $1.2 million increase in fees for our customer interest rate swap derivatives. In addition, in the third quarter of 2015 we recorded a $1.0 million loss on the pending sale of an aircraft lease.

These items were partially offset by the following:

•
Provision for income taxes for the third quarter of 2016 was $18.5 million, an increase of $3.6 million or 24% compared to the same period in 2015 primarily due to higher pretax income. The effective tax rate for the third quarter of 2016 was 29.84%, down from 30.37% for the same period in 2015. The lower effective tax rate was primarily due to the release of reserves from a settlement with the IRS related to prior tax years, increased energy tax credits from solar energy tax credit partnerships and the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years.

•
Salaries and benefits expense for the third quarter of 2016 was $49.7 million, an increase of $3.1 million or 7% compared to the same period in 2015. This increase was primarily due to a $1.5 million increase in incentive compensation. Salaries expense increased by $0.5 million primarily due to merit increases. Medical, dental, and life insurance increased by $0.5 million due to higher medical claims in our self-insured plan. Commission expense increased by $0.4 million primarily due to an increase in loan origination and refinance activity.

•
We recorded a $2.5 million provision for credit losses in the third quarter of 2016 compared to no provision recorded in the same period in 2015. We determined that the allowance for loan and lease losses should be $104.0 million as of September 30, 2016.

•
Net occupancy expense for the third quarter of 2016 was $8.5 million, an increase of $1.1 million or 15% compared to the same period in 2015 primarily due to a $1.7 million gain on the sale of two real estate properties in Guam during the third quarter of 2015. This increase was partially offset by a $0.3 million decrease in utilities expense primarily due to lower electricity rates and usage.

Net income for the first nine months of 2016 was $137.9 million, an increase of $20.1 million or 17% compared to the same period in 2015.  Diluted earnings per share was $3.21 for the first nine months of 2016, an increase of $0.50 or 18% compared to the same period in 2015.
Our higher earnings for the first nine months of 2016 were primarily due to the following:

•
Net interest income for the first nine months of 2016 was $310.5 million, an increase of $18.0 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. In addition, we also recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of a non-performing commercial and industrial loan. Our net interest margin was 2.84% for the first nine months of 2016, an increase of 5 basis points compared to the same period in 2015. The higher margin in 2016 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earnings assets compared to 2015. The higher margin in 2016 was also due to the aforementioned interest income recovery.

•
Other noninterest expense for the first nine months of 2016 was $47.2 million, a decrease of $6.4 million or 12% compared to the same period in 2015 primarily due to the aforementioned $9.5 million impairment charge on six aircraft in the third quarter of 2015. This decrease was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.2 million. We also experienced an increase in temporary employment services ($0.9 million) and advertising ($0.6 million).

•
Mortgage banking income for the first nine months of 2016 was $13.6 million, an increase of $5.2 million or 61% compared to the same period in 2015. This increase was primarily due to higher loan production and sales of conforming saleable loans from our mortgage portfolio. This increase was partially offset by a $2.1 million valuation impairment to our mortgage servicing rights primarily due to the decline in interest rates.

•
Other noninterest income for the first nine months of 2016 was $14.6 million, an increase of $4.4 million or 44% compared to the same period in 2015. This increase was primarily due to a $1.7 million increase in net gain on sale of previously leased assets, and a $1.7 million increase in fees for our customer interest rate swap derivatives. Also contributing to the increase was the aforementioned $1.0 million loss on the pending sale of an aircraft lease in the third quarter of 2015.

•
Net occupancy expense for the first nine months of 2016 was $22.7 million, a decrease of $2.7 million or 11% compared to the same period in 2015. This decrease was primarily due to a $0.8 million increase in gains on the sale of real property. In addition, utilities expense decreased by $0.8 million primarily due to lower electricity rates and usage. Net rental expense also decreased by $0.5 million.

These items were partially offset by the following:

•
Provision for income taxes for the first nine months of 2016 was $60.9 million, an increase of $7.2 million or 13% compared to the same period in 2015 primarily due to higher pretax income. The effective tax rate for the first nine months of 2016 was 30.62%, down from 31.28% for the same period in 2015. The lower effective tax rate was due to the aforementioned release of federal and state tax reserves and the release of state tax reserves in the second quarter of 2016, partially offset by higher pretax income compared to a fixed amount of tax credits.

•
Salaries and benefits expense for the first nine months of 2016 was $150.5 million, an increase of $6.6 million or 5% compared to the same period in 2015 primarily due to a $3.9 million increase in incentive compensation and a $2.3 million increase in salaries expense. Medical, dental, and life insurance increased by $1.6 million due to higher medical claims in our self-insured plan. Commission expense increased by $0.4 million primarily due to an increase in loan origination and refinance activity. These increases were partially offset by a $2.0 million decrease in separation expense.

•
We recorded a $1.5 million provision for credit losses for the first nine months of 2016 compared to no provision recorded in the same period in 2015. We determined that the allowance for loan and lease losses should be $104.0 million as of September 30, 2016.

We maintained a strong balance sheet during the third quarter of 2016, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•
Total loans and leases were $8.7 billion as of September 30, 2016, an increase of $815.1 million or 10% from December 31, 2015 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $104.0 million as of September 30, 2016, an increase of $1.2 million or 1% from December 31, 2015.  The Allowance represents 1.20% of total loans and leases outstanding as of September 30, 2016 and 1.31% of total loans and leases outstanding as of December 31, 2015. The level of our Allowance was commensurate with the Company's credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of September 30, 2016, the total carrying value of our investment securities portfolio was $6.0 billion, a decrease of $210.2 million or 3% compared to December 31, 2015. During the first nine months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•	Total deposits were $13.8 billion as of September 30, 2016, an increase of $557.3 million or 4% from December 31, 2015 primarily due to higher commercial and consumer core deposits.

•
Total shareholders’ equity was $1.2 billion as of September 30, 2016, an increase of $47.6 million or 4% from December 31, 2015.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2016, we repurchased 772,658 shares of our common stock at a total cost of $51.4 million under our share repurchase program and from shares purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $60.7 million during the first nine months of 2016.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
For the Period:
Operating Results
Net Interest Income	$103,912	$97,891	$310,486	$292,443
Provision for Credit Losses	2,500	—	1,500	—
Total Noninterest Income	48,114	43,221	150,840	141,453
Total Noninterest Expense	87,532	91,888	260,989	262,377
Net Income	43,493	34,276	137,948	117,872
Basic Earnings Per Share	1.02	0.79	3.23	2.72
Diluted Earnings Per Share	1.02	0.79	3.21	2.71
Dividends Declared Per Share	0.48	0.45	1.41	1.35

Performance Ratios
Return on Average Assets	1.09%	0.89%	1.17%	1.05%
Return on Average Shareholders’ Equity	14.89	12.45	16.09	14.62
Efficiency Ratio [1]	57.58	65.12	56.57	60.47
Net Interest Margin [2]	2.80	2.77	2.84	2.79
Dividend Payout Ratio [3]	47.06	56.96	43.65	49.63
Average Shareholders’ Equity to Average Assets	7.30	7.18	7.30	7.15

Average Balances
Average Loans and Leases	$8,483,588	$7,545,985	$8,210,596	$7,301,656
Average Assets	15,906,760	15,220,660	15,695,251	15,069,405
Average Deposits	13,687,186	13,008,890	13,492,609	12,887,019
Average Shareholders’ Equity	1,161,655	1,092,592	1,145,094	1,077,828

Market Price Per Share of Common Stock
Closing	$72.62	$63.49	$72.62	$63.49
High	73.44	69.00	73.44	69.00
Low	65.19	58.53	54.55	53.90

			September 30, 2016	December 31, 2015
As of Period End:
Balance Sheet Totals
Loans and Leases			$8,694,097	$7,878,985
Total Assets			16,014,643	15,455,016
Total Deposits			13,808,365	13,251,103
Other Debt			267,954	245,786
Total Shareholders’ Equity			1,163,859	1,116,260

Asset Quality
Non-Performing Assets			$18,672	$28,801
Allowance for Loan and Lease Losses			104,033	102,880
Allowance to Loans and Leases Outstanding			1.20%	1.31%

Capital Ratios
Common Equity Tier 1 Capital Ratio			13.40%	13.97%
Tier 1 Capital Ratio			13.40	13.97
Total Capital Ratio			14.65	15.22
Tier 1 Leverage Ratio			7.25	7.26
Total Shareholders’ Equity to Total Assets			7.27	7.22
Tangible Common Equity to Tangible Assets [4]			7.08	7.03
Tangible Common Equity to Risk-Weighted Assets [4]			13.18	13.62

Non-Financial Data
Full-Time Equivalent Employees			2,125	2,164
Branches			70	70
ATMs			450	456

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2016	December 31, 2015
Total Shareholders’ Equity	$1,163,859	$1,116,260
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,132,342	$1,084,743

Total Assets	$16,014,643	$15,455,016
Less: Goodwill	31,517	31,517
Tangible Assets	$15,983,126	$15,423,499
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$8,591,440	$7,962,484

Total Shareholders’ Equity to Total Assets	7.27%	7.22%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.08%	7.03%

Tier 1 Capital Ratio	13.40%	13.97%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	13.18%	13.62%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015			September 30, 2016			September 30, 2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.1	$—	0.19%	$3.4	$—	0.22%	$4.2	$—	0.26%	$3.3	$—	0.27%
Funds Sold	585.9	0.7	0.46	508.2	0.3	0.22	586.8	2.0	0.46	488.8	0.8	0.22
Investment Securities
Available-for-Sale
Taxable	1,574.9	6.8	1.72	1,524.4	6.5	1.69	1,594.3	20.9	1.75	1,547.8	19.5	1.68
Non-Taxable	687.1	5.4	3.16	719.4	5.8	3.19	697.9	16.5	3.16	722.8	17.2	3.18
Held-to-Maturity
Taxable	3,563.8	17.8	1.99	3,953.3	19.1	1.93	3,627.4	55.2	2.03	4,032.8	63.2	2.09
Non-Taxable	243.7	2.4	3.90	247.3	2.4	3.93	244.6	7.2	3.91	248.2	7.3	3.93
Total Investment Securities	6,069.5	32.4	2.13	6,444.4	33.8	2.09	6,164.2	99.8	2.16	6,551.6	107.2	2.18
Loans Held for Sale	57.7	0.5	3.52	13.4	0.1	3.82	30.0	0.8	3.58	9.2	0.3	3.72
Loans and Leases [1]
Commercial and Industrial	1,192.0	9.8	3.26	1,166.7	9.3	3.15	1,165.2	30.3	3.48	1,151.3	27.2	3.16
Commercial Mortgage	1,730.2	15.4	3.55	1,568.2	15.0	3.79	1,702.1	47.5	3.73	1,506.3	43.0	3.82
Construction	239.4	2.6	4.38	124.5	1.5	4.93	206.9	6.9	4.47	118.2	4.2	4.75
Commercial Lease Financing	195.1	1.2	2.38	216.2	1.9	3.50	196.8	3.7	2.48	222.4	5.8	3.46
Residential Mortgage	3,082.9	30.4	3.94	2,832.4	28.8	4.07	3,002.6	90.0	4.00	2,734.0	84.6	4.13
Home Equity	1,254.4	11.3	3.59	961.3	8.6	3.58	1,176.5	32.0	3.63	915.8	24.9	3.63
Automobile	426.2	5.5	5.15	359.2	4.7	5.18	407.0	15.8	5.17	345.1	13.5	5.21
Other [2]	363.4	7.0	7.69	317.5	6.1	7.60	353.5	20.4	7.70	308.6	17.3	7.49
Total Loans and Leases	8,483.6	83.2	3.91	7,546.0	75.9	4.00	8,210.6	246.6	4.01	7,301.7	220.5	4.03
Other	39.9	0.1	1.66	37.5	0.3	3.33	38.8	0.5	1.83	51.6	0.9	2.39
Total Earning Assets [3]	15,240.7	116.9	3.06	14,552.9	110.4	3.02	15,034.6	349.7	3.10	14,406.2	329.7	3.05
Cash and Due From Banks	133.2			131.6			128.2			131.3
Other Assets	532.9			536.2			532.5			531.9
Total Assets	$15,906.8			$15,220.7			$15,695.3			$15,069.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,770.2	$0.2	0.03%	$2,622.4	$0.2	0.03%	$2,756.7	$0.7	0.03%	$2,604.0	$0.6	0.03%
Savings	5,208.3	1.1	0.09	5,067.8	1.1	0.90	5,177.0	3.4	0.09	5,011.2	3.3	0.09
Time	1,272.6	1.9	0.59	1,201.3	1.1	0.36	1,232.1	5.1	0.55	1,278.1	3.3	0.35
Total Interest-Bearing Deposits	9,251.1	3.2	0.14	8,891.5	2.4	0.11	9,165.8	9.2	0.13	8,893.3	7.2	0.11
Short-Term Borrowings	8.7	—	0.13	8.5	—	0.14	7.9	—	0.14	8.5	—	0.14
Securities Sold Under Agreements to Repurchase	556.5	5.7	4.02	643.3	6.3	3.84	582.0	18.0	4.06	664.4	19.1	3.79
Other Debt	268.0	1.1	1.66	223.2	0.8	1.34	242.5	3.1	1.73	190.5	2.0	1.39
Total Interest-Bearing Liabilities	10,084.3	10.0	0.39	9,766.5	9.5	0.38	9,998.2	30.3	0.40	9,756.7	28.3	0.38
Net Interest Income		$106.9			$100.9			$319.4			$301.4
Interest Rate Spread			2.67%			2.64%			2.70%			2.67%
Net Interest Margin			2.80%			2.77%			2.84%			2.79%
Noninterest-Bearing Demand Deposits	4,436.1			4,117.4			4,326.8			3,993.7
Other Liabilities	224.7			244.2			225.2			241.2
Shareholders’ Equity	1,161.7			1,092.6			1,145.1			1,077.8
Total Liabilities and Shareholders’ Equity	$15,906.8			$15,220.7			$15,695.3			$15,069.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.0 million for both the three months ended September 30, 2016 and 2015, and $9.0 million and $8.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2016
	Compared to September 30, 2015
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.2	$1.0	$1.2
Investment Securities
Available-for-Sale
Taxable	0.6	0.8	1.4
Non-Taxable	(0.6)	(0.1)	(0.7)
Held-to-Maturity
Taxable	(6.2)	(1.8)	(8.0)
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	(6.3)	(1.1)	(7.4)
Loans Held for Sale	0.5	—	0.5
Loans and Leases
Commercial and Industrial	0.4	2.7	3.1
Commercial Mortgage	5.5	(1.0)	4.5
Construction	3.0	(0.3)	2.7
Commercial Lease Financing	(0.6)	(1.5)	(2.1)
Residential Mortgage	8.1	(2.7)	5.4
Home Equity	7.1	—	7.1
Automobile	2.4	(0.1)	2.3
Other [2]	2.6	0.5	3.1
Total Loans and Leases	28.5	(2.4)	26.1
Other	(0.2)	(0.2)	(0.4)
Total Change in Interest Income	22.7	(2.7)	20.0

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.1	0.1
Savings	0.1	—	0.1
Time	(0.1)	1.9	1.8
Total Interest-Bearing Deposits	—	2.0	2.0
Securities Sold Under Agreements to Repurchase	(2.4)	1.3	(1.1)
Other Debt	0.6	0.5	1.1
Total Change in Interest Expense	(1.8)	3.8	2.0

Change in Net Interest Income	$24.5	$(6.5)	$18.0

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $103.9 million for the third quarter of 2016, an increase of $6.0 million or 6% compared to the same period in 2015. On a taxable-equivalent basis, net interest income was $106.9 million for the third quarter of 2016, an increase of $6.0 million or 6% compared to the same period in 2015. Net interest income was $310.5 million for the first nine months of 2016, an increase of $18.0 million or 6% compared to the same period in 2015. On a taxable-equivalent basis, net interest income was $319.4 million for the first nine months of 2016, an increase of $18.0 million or 6% compared to the same period in 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. In addition, we recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of a non-performing commercial and industrial loan. Net interest margin was 2.80% for the third quarter of 2016, an increase of three basis points compared to the same period in 2015. Net interest margin was 2.84% for the first nine months of 2016, an increase of five basis points compared to the same period in 2015. The higher margins in 2016 were primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2015. The higher margin in the first nine months of 2016 compared to the same period in 2015 was also due to the aforementioned interest income recovery.
Yields on our earning assets increased by four basis points in the third quarter of 2016 and by five basis points for the first nine months of 2016 compared to the same periods in 2015 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans which generally have higher yields. Yields on our commercial and industrial portfolio increased by 11 basis points in the third quarter of 2016 and by 32 basis points for the first nine months of 2016 compared to the same periods in 2015 primarily due to higher year-over-year rates on floating rate loans and due to the aforementioned interest income recovered on non-performing loans in the first quarter of 2016. Yields on our commercial mortgage portfolio decreased by 24 basis points in the third quarter of 2016 and by nine basis points for the first nine months of 2016 compared to the same periods in 2015. The yield decrease in the third quarter of 2016 compared to the same period in 2015 was primarily due to a reversal of $0.8 million for an interest recovery previously recorded in the second quarter of 2016. Contributing to the yield increase in earning assets in the third quarter of 2016 compared to the same period in 2015 was a four basis points yield increase in our investment securities portfolio primarily due lower premium amortization. Partially offsetting the overall yield increase in our earning assets were lower yields in our residential mortgage portfolio and slightly higher funding costs. Yields on our residential mortgage portfolio decreased by 13 basis points in both the third quarter and the first nine months of 2016 compared to the same periods in 2015 primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. In addition, yield on our investment securities portfolio decreased by two basis points in the first nine months of 2016 compared to the same period in 2015 primarily due to reinvestment into lower yielding securities, a reflection of the continued low interest rate environment, partially offset by lower premium amortization. Funding costs rose slightly in 2016 compared to 2015. Interest rates paid on our time deposits increased by 23 basis points in the third quarter of 2016 and by 20 basis points for the first nine months of 2016 compared to the same periods in 2015 due to new public time deposits at higher rates. Interest rates paid on our securities sold under agreements to repurchase increased by 18 basis points in the third quarter of 2016 and by 27 basis points for the first nine months of 2016 compared to the same periods in 2015 due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates.
Average balances of our earning assets increased by $687.8 million or 5% in the third quarter of 2016 and by $628.4 million or 4% in the first nine months of 2016 compared to the same periods in 2015 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $937.6 million in the third quarter of 2016 and by $908.9 million in the first nine months of 2016 compared to the same periods in 2015 primarily due to higher average balances in our commercial mortgage, residential mortgage, and home equity portfolios. The average balance of our commercial mortgage portfolio increased by $162.0 million in the third quarter of 2016 and by $195.8 million in the first nine months of 2016 compared to the same periods in 2015 primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $250.5 million in the third quarter of 2016 and by $268.6 million in the first nine months of 2016 compared to the same periods in 2015 primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $293.1 million in the third quarter of 2016 and by $260.7 million in the first nine months of 2016 compared to the same periods in 2015 due in large part to the strong economy. In addition, we experienced steady line utilization during the first nine months of 2016. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $374.9 million decrease in the average balance of our total investment securities portfolio in the third quarter of 2016 and a $387.4 million decrease in the first nine months of 2016 compared to the same periods in 2015 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $317.8 million or 3% in the third quarter of 2016 and by $241.5 million or 2% in the first nine months of 2016 compared to the same periods in 2015 primarily due to continued growth in our relationship checking and savings deposit products.
Provision for Credit Losses

The provision for credit losses (the "Provision") reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $2.5 million in the third quarter of 2016 compared to no provision in the same period in 2015. Our decision to record a provision is reflective of our evaluation as to the adequacy of the Allowance. For the first nine months of 2016, we recorded a provision of $1.5 million compared to no provision for the same period in 2015. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income increased by $4.9 million or 11% in the third quarter of 2016 and by $9.4 million or 7% for the first nine months of 2016 compared to the same periods in 2015.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Trust and Asset Management	$11,008	$11,907	$(899)	$34,971	$36,442	$(1,471)
Mortgage Banking	6,362	3,291	3,071	13,639	8,453	5,186
Service Charges on Deposit Accounts	8,524	8,669	(145)	25,117	25,409	(292)
Fees, Exchange, and Other Service Charges	14,023	13,340	683	41,445	39,589	1,856
Investment Securities Gains (Losses), Net	(328)	24	(352)	10,540	10,341	199
Annuity and Insurance	1,653	1,721	(68)	5,560	5,650	(90)
Bank-Owned Life Insurance	1,911	1,609	302	5,010	5,431	(421)
Other Income	4,961	2,660	2,301	14,558	10,138	4,420
Total Noninterest Income	$48,114	$43,221	$4,893	$150,840	$141,453	$9,387

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.0 billion as of September 30, 2016 and 2015.  Trust and asset management income decreased by $0.9 million or 8% in the third quarter of 2016 compared to the same period in 2015. This decrease was primarily due to a $0.7 million decrease in special service fees, mainly the result of termination fees received in the third quarter of 2015. Trust and asset management income decreased by $1.5 million or 4% for the first nine months of 2016 compared to the same period in 2015. This decrease was primarily due to a decrease in employee benefit trust fees ($0.8 million), agency fees ($0.5 million), common trust fund fees ($0.4 million) and other trust fees ($0.4 million) primarily due to a decline in the number of customer accounts under administration. This decrease was partially offset by a $0.7 million increase in special services fees mainly the result of a $1.2 million service fee received from the sale of real estate in the second quarter of 2016, partially offset by the aforementioned termination fees received in the third quarter of 2015.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of saleable loans we sell, and also our valuation of mortgage servicing rights.  Mortgage banking income increased by $3.1 million or 93% in the third quarter of 2016 and by $5.2 million or 61% for the first nine months of 2016 compared to the same periods in 2015. This increase was primarily due to higher loan production and sales of conforming saleable loans from our mortgage portfolio. The year-to-date increase in mortgage banking income was partially offset by a $2.1 million valuation impairment to our mortgage servicing rights, recorded in the first nine months of 2016, primarily due to the decline in interest rates.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.7 million or 5% in the third quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $0.4 million increase in debit card income due largely to increased transaction volume. Fees, exchange, and other service charges increased by $1.9 million or 5% for the first nine months of 2016 compared to the same period in 2015. This increase was primarily due to a $1.0 million increase in debit card income, a $0.6 million increase in other loan fees, and a $0.6 million increase in credit card commissions and fees.

Net losses on sales of investment securities totaled $0.3 million in the third quarter of 2016 compared to a net gain of less than $0.1 million during the same period in 2015. The net loss in the current quarter was due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. Net gains on sales of investment securities totaled $10.5 million for the first nine months of 2016 compared to $10.3 million during the same period in 2015. The net gain in 2016 was due to an $11.2 million gain on the sale of 100,000 Visa Class B shares during the first quarter of 2016. The net gain in 2015 was primarily due to a $10.1 million gain on the sale of 95,000 Visa Class B shares during the first quarter of 2015. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 184,814 Visa Class B shares (304,629 Class A equivalent shares) that we own are carried at a zero cost basis. We also contributed to the Bank of Hawaii Foundation 3,900 and 4,500 Visa Class B shares during the third quarters of 2016 and 2015, respectively. For the first nine months of 2016 and 2015, we contributed 3,900 and 13,800 Visa Class B shares, respectively, to the Bank of Hawaii Foundation.

Bank-owned life insurance increased by $0.3 million or 19% in the third quarter of 2016 compared to the same period in 2015 primarily due to a $0.3 million death benefit received in the current quarter. Bank-owned life insurance decreased by $0.4 million or 8% for the first nine months of 2016 compared to the same period in 2015 primarily due to a $0.6 million death benefit received in the second quarter of 2015, partially offset by the aforementioned $0.3 million death benefit received in the current quarter.

Other noninterest income increased by $2.3 million or 87% in the third quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.2 million increase in fees for our customer interest rate swap derivatives. In addition, in the third quarter of 2015 we recorded a $1.0 million loss on the pending sale of an aircraft lease. The sale closed in the fourth quarter of 2015. Other noninterest income increased by $4.4 million or 44% for the first nine months of 2016 compared to the same period in 2015. This increase was primarily due to a $1.7 million increase in net gain on sale of previously leased assets, and a $1.7 million increase in fees for our customer interest rate swap derivatives. Also contributing to the increase was the aforementioned $1.0 million loss on the pending sale of an aircraft lease in the third quarter of 2015.

Noninterest Expense

Noninterest expense decreased by $4.4 million or 5% in the third quarter of 2016 and by $1.4 million or 1% for the first nine months of 2016 compared to the same periods in 2015.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Salaries	$29,401	$28,905	$496	$87,339	$85,033	$2,306
Incentive Compensation	5,743	4,223	1,520	17,625	13,696	3,929
Share-Based Compensation	2,968	2,616	352	8,024	7,712	312
Commission Expense	2,051	1,639	412	5,559	5,158	401
Retirement and Other Benefits	3,866	4,064	(198)	12,912	12,912	—
Payroll Taxes	2,224	2,200	24	8,089	8,063	26
Medical, Dental, and Life Insurance	3,366	2,870	496	10,130	8,503	1,627
Separation Expense	106	59	47	850	2,889	(2,039)
Total Salaries and Benefits	49,725	46,576	3,149	150,528	143,966	6,562
Net Occupancy	8,510	7,403	1,107	22,671	25,341	(2,670)
Net Equipment	4,913	4,804	109	15,387	14,918	469
Data Processing	3,620	3,920	(300)	11,543	11,366	177
Professional Fees	2,396	2,258	138	7,082	6,857	225
FDIC Insurance	2,104	2,139	(35)	6,600	6,347	253
Other Expense:
Delivery and Postage Services	2,441	2,248	193	7,325	6,792	533
Mileage Program Travel	1,189	1,116	73	3,519	3,597	(78)
Merchant Transaction and Card Processing Fees	1,064	1,125	(61)	3,321	3,495	(174)
Advertising	1,559	1,536	23	4,436	3,811	625
Amortization of Solar Energy Partnership Investments	1,400	707	693	2,666	1,476	1,190
Impairment on Equipment Held for Sale	—	9,453	(9,453)	—	9,453	(9,453)
Other	8,611	8,603	8	25,911	24,958	953
Total Other Expense	16,264	24,788	(8,524)	47,178	53,582	(6,404)
Total Noninterest Expense	$87,532	$91,888	$(4,356)	$260,989	$262,377	$(1,388)

Salaries and benefits expense increased by $3.1 million or 7% in the third quarter of 2016 compared to the same period in 2015. This increase was primarily due to a $1.5 million increase in incentive compensation. Salaries expense increased by $0.5 million primarily due to merit increases. Medical, dental, and life insurance increased by $0.5 million due to higher medical claims in our self-insured plan. Commission expense increased by $0.4 million primarily due to an increase in loan origination and refinance activity. Salaries and benefits expense increased by $6.6 million or 5% for the first nine months of 2016 compared to the same period in 2015 primarily due to a $3.9 million increase in incentive compensation. Salaries expense increased by $2.3 million primarily due to merit increases and one additional paid working day in the first quarter of 2016. Medical, dental, and life insurance increased by $1.6 million due to higher medical claims in our self-insured plan. Commission expense increased by $0.4 million primarily due to an increase in loan origination and refinance activity. These increases were partially offset by a $2.0 million decrease in separation expense.

Net occupancy expense increased by $1.1 million or 15% in the third quarter of 2016 compared to the same period in 2015 primarily due to a $1.7 million gain on the sale of two real estate properties in Guam during the third quarter of 2015. This increase was partially offset by a $0.3 million decrease in utilities expense primarily due to lower electricity rates and usage. Net occupancy expense decreased by $2.7 million or 11% for the first nine months of 2016 compared to the same period in 2015. This decrease was primarily due to a $0.8 million increase in gains on the sale of real estate property. In addition, utilities expense decreased by $0.8 million primarily due to lower electricity rates and usage. Net rental expense also decreased by $0.5 million.

Other noninterest expense decreased by $8.5 million or 34% in the third quarter of 2016 compared to the same period in 2015. This decrease was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements. All aircraft were sold in the first quarter of 2016 resulting in a nominal loss on sale from the reduced carrying value. The decrease in noninterest expense was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.7 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. Other noninterest expense decreased by $6.4 million or 12% for the first nine months of 2016 compared to the same period in 2015 primarily due to the aforementioned $9.5 million impairment charge on six aircraft in the third quarter of 2015. This decrease was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.2 million. We also experienced an increase in temporary employment services ($0.9 million) and advertising ($0.6 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for Income Taxes	$18,501	$14,948	$60,889	$53,647
Effective Tax Rates	29.84%	30.37%	30.62%	31.28%

The effective tax rate for the third quarter of 2016 was 29.84%, down from 30.37 % for the same period in 2015. The lower effective tax rate in the third quarter of 2016 was primarily due to the release of reserves from a settlement with the IRS related to prior tax years, increased energy tax credits from solar energy tax credit partnerships and the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years.

The effective tax rate for the first nine months of 2016 was 30.62%, down from 31.28% for the same period in 2015. The lower effective tax rate for the first nine months of 2016 compared to 2015 was due to the aforementioned release of federal and state tax reserves and the release of state tax reserves in the second quarter of 2016, partially offset by higher pretax income compared to a fixed amount of tax credits.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.0 billion as of September 30, 2016, a decrease of $210.2 million or 3% compared to December 31, 2015. As of September 30, 2016, our investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

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

During the first nine months of 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Small Business Administration securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of September 30, 2016, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2016, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of September 30, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.2 years.

Gross unrealized gains in our investment securities portfolio were $123.9 million as of September 30, 2016 and $84.9 million as of December 31, 2015.  Gross unrealized losses on our temporarily impaired investment securities were $12.8 million as of September 30, 2016 and $40.5 million as of December 31, 2015.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae and corporate debt securities. See Note 2 to the Consolidated Financial Statements for more information.

As of September 30, 2016, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $543.8 million, representing 57% of the total fair value of the Company's municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody's while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 77% of our Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$1,217,849	$1,115,168
Commercial Mortgage	1,807,190	1,677,147
Construction	263,079	156,660
Lease Financing	201,436	204,877
Total Commercial	3,489,554	3,153,852
Consumer
Residential Mortgage	3,098,936	2,925,605
Home Equity	1,295,993	1,069,400
Automobile	437,659	381,735
Other [1]	371,955	348,393
Total Consumer	5,204,543	4,725,133
Total Loans and Leases	$8,694,097	$7,878,985

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2016 increased by $815.1 million or 10% from December 31, 2015 due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of September 30, 2016 increased by $335.7 million or 11% from December 31, 2015.  Commercial and industrial loans increased by $102.7 million or 9% from December 31, 2015 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $130.0 million or 8% from December 31, 2015 primarily due to increased demand from new and existing customers as the Hawaii economy continues to be strong. Construction loans increased by $106.4 million or 68% from December 31, 2015 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing decreased by $3.4 million or 2% from December 31, 2015 primarily due to paydowns.

Consumer loans and leases as of September 30, 2016 increased by $479.4 million or 10% from December 31, 2015.  Residential mortgage loans increased by $173.3 million or 6% from December 31, 2015 primarily due to an increase in loan origination and refinance activity. Home equity lines and loans increased by $226.6 million or 21% from December 31, 2015 due in large part to the strong economy. In addition, we experienced steady line utilization during the first nine months of 2016. Automobile loans increased by $55.9 million or 15% from December 31, 2015 primarily driven by market share gains and steady consumer demand. Other consumer loans increased by $23.6 million or 7% from December 31, 2015 primarily due to growth in our automobile leasing portfolio.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2016
Commercial
Commercial and Industrial	$1,095,004	$71,981	$49,981	$579	$304	$1,217,849
Commercial Mortgage	1,669,179	37,391	100,620	—	—	1,807,190
Construction	262,319	—	760	—	—	263,079
Lease Financing	50,372	146,113	1,438	—	3,513	201,436
Total Commercial	3,076,874	255,485	152,799	579	3,817	3,489,554
Consumer
Residential Mortgage	2,998,477	—	98,156	2,303	—	3,098,936
Home Equity	1,258,962	2,032	33,593	1,406	—	1,295,993
Automobile	345,423	22	88,072	4,142	—	437,659
Other [3]	292,016	—	41,805	38,134	—	371,955
Total Consumer	4,894,878	2,054	261,626	45,985	—	5,204,543
Total Loans and Leases	$7,971,752	$257,539	$414,425	$46,564	$3,817	$8,694,097

December 31, 2015
Commercial
Commercial and Industrial	$1,007,987	$43,794	$62,555	$612	$220	$1,115,168
Commercial Mortgage	1,539,462	36,038	101,647	—	—	1,677,147
Construction	156,660	—	—	—	—	156,660
Lease Financing	44,758	154,236	1,816	—	4,067	204,877
Total Commercial	2,748,867	234,068	166,018	612	4,287	3,153,852
Consumer
Residential Mortgage	2,821,299	—	101,672	2,634	—	2,925,605
Home Equity	1,033,920	2,562	31,383	1,535	—	1,069,400
Automobile	299,627	63	77,187	4,858	—	381,735
Other [3]	265,694	—	40,936	41,761	2	348,393
Total Consumer	4,420,540	2,625	251,178	50,788	2	4,725,133
Total Loans and Leases	$7,169,407	$236,693	$417,196	$51,400	$4,289	$7,878,985

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

Our Hawaii loan and lease portfolio increased by $802.3 million or 11% from December 31, 2015, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank and Federal Reserve Bank Stock	$39,958	$38,836
Derivative Financial Instruments	20,475	13,967
Low-Income Housing and Other Equity Investments	77,983	79,033
Deferred Compensation Plan Assets	21,752	20,262
Prepaid Expenses	9,978	8,262
Accounts Receivable	13,204	12,539
Other	21,550	26,493
Total Other Assets	$204,900	$199,392

Other assets increased by $5.5 million or 3% from December 31, 2015. This increase was primarily due to a $6.5 million increase in derivative financial instruments, primarily the result of additional interest rate swap agreements combined with a higher fair value of our existing interest rate swap agreements. The fair values of these swap agreements are impacted by interest rate movements. Due to our risk mitigating strategies in structuring these agreements, our asset position is offset by a similar offsetting balance in other liabilities. Also contributing to the increase is a $1.7 million increase in prepaid expenses and a $1.5 million increase in deferred compensation assets. These increases were partially offset by the sale of six aircraft ($4.7 million carrying value as of December 31, 2015) that were previously on lease agreements.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2016	December 31, 2015
Consumer	$6,781,371	$6,445,510
Commercial	5,751,184	5,502,739
Public and Other	1,275,810	1,302,854
Total Deposits	$13,808,365	$13,251,103

Total deposits were $13.8 billion as of September 30, 2016, an increase of $557.3 million or 4% from December 31, 2015. This increase was primarily due to a $335.9 million increase in consumer deposits primarily due to continued growth in our relationship savings deposit products. In addition, commercial deposits increased by $248.4 million, mainly reflecting core deposit growth. These increases were partially offset by a $27.0 million decrease in public and other deposits primarily due to a decrease in public demand deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2016	December 31, 2015
Money Market	$1,908,254	$1,794,742
Regular Savings	3,398,626	3,230,449
Total Savings Deposits	$5,306,880	$5,025,191

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2016	December 31, 2015
Private Institutions	$525,000	$575,000
Government Entities	26,683	53,857
Total Securities Sold Under Agreements to Repurchase	$551,683	$628,857

Securities sold under agreements to repurchase as of September 30, 2016 decreased by $77.2 million or 12% from December 31, 2015. This decrease was primarily due to repurchase agreements maturing in 2016. As of September 30, 2016, the weighted-average maturity was 112 days for our repurchase agreements with government entities and 3.1 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.8 years.  As of September 30, 2016, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.28% and 4.16%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank Advances	$250,000	$225,000
Non-Recourse Debt	7,153	9,938
Capital Lease Obligations	10,801	10,848
Total	$267,954	$245,786

Other debt was $268.0 million as of September 30, 2016, an increase of $22.2 million or 9% from December 31, 2015. This increase was primarily due to three additional FHLB advances totaling $75.0 million taken during 2016, partially offset by a $50.0 million FHLB advance which matured during the first quarter of 2016. As of September 30, 2016, our ten FHLB advances totaled $250.0 million with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of September 30, 2016, our remaining unused line of credit with the FHLB was $1.6 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Retail Banking	$20,738	$13,414	$54,398	$36,537
Commercial Banking	18,236	11,034	58,363	42,038
Investment Services	3,225	3,067	10,951	9,304
Total	42,199	27,515	123,712	87,879
Treasury and Other	1,294	6,761	14,236	29,993
Consolidated Total	$43,493	$34,276	$137,948	$117,872

Retail Banking

Net income increased by $7.3 million or 55% in the third quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment's deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as well as growth in our debit and credit card businesses. The increase in mortgage banking income was primarily due to higher loan production and sales of conforming saleable loans from our mortgage portfolio. The increase in the Provision was primarily due to higher net charge-offs in our installment loan portfolio, partially offset by lower net charge-offs in our home equity loan portfolio. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses for general administration, as well as lower occupancy related expenses in the third quarter of 2015 related to a gain on the sale of two real estate properties in Guam.

Net income increased by $17.9 million or 49% in the first nine months of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment's deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as well as growth in our debit and credit card businesses. The increase in mortgage banking income was primarily due to higher loan production and sales of conforming saleable loans from our mortgage portfolio. This increase was partially offset by a $2.1 million valuation impairment to our mortgage servicing rights primarily due to a decline in interest rates. The increase in the Provision was primarily due to higher net charge-offs in our installment loan and credit card portfolios and lower net recoveries of home equity loans previously charged off, partially offset by higher net recoveries of residential mortgage loans previously charged-off. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses for general administration, marketing, data processing and information technology. This increase was partially offset by a $1.3 million gain on the sale of real estate property in Maui in the second quarter of 2016.

Commercial Banking

Net income increased by $7.2 million or 65% in the third quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, and a decrease in noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher fees for our customer interest rate swap derivatives and a $1.0 million loss on the pending sale of an aircraft lease in the prior year. The decrease in noninterest expense was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements.

Net income increased by $16.3 million or 39% for the first nine months of 2016 compared to the same period in 2015 primarily due to increases in net interest income and noninterest income, and decreases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. In addition, we recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of a non-performing commercial and industrial loan. The increase in noninterest income was primarily due to a higher net gain on sale of previously leased assets and higher fees for our customer interest rate swap derivatives. The decrease in the Provision was due to the aforementioned full recovery of the previously charged-off loan. The decrease in noninterest expense was due to the aforementioned impairment charge on six aircraft in the third quarter of 2015.

Investment Services

Net income increased by $0.2 million or 5% in the third quarter of 2016 and by $1.6 million or 18% for the first nine months of 2016 compared to the same periods in 2015 primarily due an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.  The increase in net interest income was due to higher volume resulting from the transfer of certain loans and deposits from the Retail Banking segment and higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest income was primarily due to lower trust and asset management market values and lower fees related to the transition of various services provided to some institutional 401k plans.  The decrease in noninterest income in the first nine months of 2016 compared to the same period in 2015 was partially offset by a $1.2 million service fee received from the sale of real estate in the second quarter of 2016. The increase in noninterest expense was primarily due to higher allocated expenses.

Treasury and Other

Net income decreased by $5.5 million or 81% in the third quarter of 2016 compared to the same period in 2015 primarily due to a decrease in net interest income, and increases in the Provision and noninterest expenses. This was partially offset by a decrease in the provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields, partially offset by an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The increase in noninterest expense was primarily due to higher amortization expense related to increased investment in solar energy tax credit partnerships. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 29.84% in the third quarter of 2016 compared to 30.37% in the same period in 2015.

Net income decreased by $15.8 million or 53% for the first nine months of 2016 compared to the same period in 2015 primarily due to a decrease in net interest income and an increase in the Provision, partially offset by decreases in noninterest expenses and provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields, partially offset by an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in noninterest expense was primarily due to a decrease in separation expense, partially offset by the aforementioned higher amortization expense related to increased investment in solar energy tax credit partnerships. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 30.62% in the first nine months of 2016 compared to 31.28% in the same period in 2015.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2016, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first nine months of 2016.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2016	December 31, 2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$201	$5,829
Commercial Mortgage	1,023	3,469
Total Commercial	1,224	9,298
Consumer
Residential Mortgage	12,735	14,598
Home Equity	2,966	4,081
Total Consumer	15,701	18,679
Total Non-Accrual Loans and Leases	16,925	27,977
Foreclosed Real Estate	1,747	824
Total Non-Performing Assets	$18,672	$28,801

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,583	$4,453
Home Equity	1,210	1,710
Automobile	578	315
Other [1]	1,273	1,096
Total Consumer	5,644	7,574
Total Accruing Loans and Leases Past Due 90 Days or More	$5,644	$7,574
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$52,095	$49,430
Total Loans and Leases	$8,694,097	$7,878,985
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.19%	0.36%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.21%	0.37%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.04%	0.29%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.34%	0.41%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.28%	0.46%
Changes in Non-Performing Assets
Balance as of December 31, 2015	$28,801
Additions	9,032
Reductions
Payments	(9,914)
Return to Accrual Status	(8,533)
Sales of Foreclosed Real Estate	(248)
Charge-offs/Write-downs	(466)
Total Reductions	(19,161)
Balance as of September 30, 2016	$18,672

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $18.7 million as of September 30, 2016, a decrease of $10.1 million or 35% from December 31, 2015.  The decrease was experienced in both the commercial and consumer lending portfolios. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.21% as of September 30, 2016 and 0.37% as of December 31, 2015.

Commercial and industrial non-accrual loans decreased by $5.6 million or 97% from December 31, 2015 due to payoffs. In particular, one loan with a carrying value of $4.3 million as of December 31, 2015 was paid off during the first quarter of 2016. As of September 30, 2016, three commercial borrowers comprised the entire non-accrual balance in this category.

Commercial mortgage non-accrual loans decreased by $2.4 million or 71% from December 31, 2015. The decrease was primarily due to the return of one loan to accrual status and paydowns on two loans. We have individually evaluated the remaining commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $1.9 million or 13% from December 31, 2015 primarily due to paydowns and payoffs.  In addition, two loans modified in a troubled debt restructuring ("TDR") were returned to accrual status. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of September 30, 2016, our residential mortgage non-accrual loans were comprised of 31 loans with a weighted average current LTV ratio of 62%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.9 million or 112% from December 31, 2015 due to the addition of one property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $5.6 million as of September 30, 2016, a $1.9 million or 25% decrease from December 31, 2015.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $60.2 million as of September 30, 2016 and $66.7 million as of December 31, 2015, and had a related Allowance of $3.4 million and $3.6 million as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, we have recorded cumulative charge-offs of $16.0 million related to our total impaired loans.  Our impaired loans are considered in management's assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial
Commercial and Industrial	$10,034	$14,860
Commercial Mortgage	9,428	9,827
Construction	1,536	1,604
Total Commercial	20,998	26,291
Consumer
Residential Mortgage	26,585	28,981
Home Equity	1,349	1,089
Automobile	8,357	7,012
Other [1]	2,160	1,665
Total Consumer	38,451	38,747
Total	$59,449	$65,038

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $5.6 million or 9% from December 31, 2015. This decrease was primarily due to the aforementioned loan payoff of one commercial and industrial loan with a carrying value of $4.3 million as of December 31, 2015. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$110,504	$111,893	$108,952	$114,575
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(209)	(160)	(670)	(650)
Consumer
Residential Mortgage	(104)	—	(388)	(613)
Home Equity	(222)	(634)	(848)	(1,061)
Automobile	(1,703)	(1,476)	(4,635)	(4,141)
Other [1]	(2,678)	(2,123)	(7,017)	(5,512)
Total Loans and Leases Charged-Off	(4,916)	(4,393)	(13,558)	(11,977)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	282	426	7,552	1,528
Commercial Mortgage	14	15	42	43
Construction	—	8	23	24
Lease Financing	—	55	2	131
Consumer
Residential Mortgage	517	282	997	720
Home Equity	618	693	1,453	2,140
Automobile	615	508	1,748	1,398
Other [1]	471	438	1,394	1,343
Total Recoveries on Loans and Leases Previously Charged-Off	2,517	2,425	13,211	7,327
Net Loans and Leases Charged-Off	(2,399)	(1,968)	(347)	(4,650)
Provision for Credit Losses	2,500	—	1,500	—
Provision for Unfunded Commitments	—	185	500	185
Balance at End of Period [2]	$110,605	$110,110	$110,605	$110,110

Components
Allowance for Loan and Lease Losses	$104,033	$104,038	$104,033	$104,038
Reserve for Unfunded Commitments	6,572	6,072	6,572	6,072
Total Reserve for Credit Losses	$110,605	$110,110	$110,605	$110,110

Average Loans and Leases Outstanding	$8,483,588	$7,545,985	$8,210,596	$7,301,656

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.11%	0.10%	0.01%	0.09%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.20%	1.35%	1.20%	1.35%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2016, the Allowance was $104.0 million or 1.20% of total loans and leases outstanding, compared with an Allowance of $102.9 million or 1.31% of total loans and leases outstanding as of December 31, 2015.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company's credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $2.4 million or 0.11% of total average loans and leases, on an annualized basis, in the third quarter of 2016 compared to net charge-offs of $2.0 million or 0.10% of total average loans and leases, on an annualized basis, in the third quarter of 2015. Net charge-offs on loans and leases were $0.3 million or 0.01% of total average loans and leases, on an annualized basis, in the first nine months of 2016 compared to net charge-offs of $4.7 million or 0.09% of total average loans and leases, on an annualized basis, in the first nine months of 2015. All of our commercial portfolios were in net recovery positions in the first nine months of 2016. Net recoveries in our commercial portfolios were $6.9 million for the first nine months of 2016 compared to $1.1 million for the same period in 2015. Net recoveries in the first nine months of 2016 were primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $7.3 million for the first nine months of 2016 compared to $5.7 million for the same period in 2015. The higher net charge-offs during the first nine months of 2016 were primarily in our other consumer loans portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2016, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.6 million as of September 30, 2016, an increase of $0.5 million from December 31, 2015. This increase primarily reflects the growth in our commercial lending commitments. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the balance sheet and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2016, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of September 30, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2016 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. The increase in sensitivity was due to the impact of a lower interest rate environment on our residential mortgage assets as well as changes in our balance sheet mix, including increases in floating rate securities, and overall loan and core deposit growth. Also contributing to the sensitivity increase was lengthening the tenor of our liabilities, including public funds and term debt.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2016		December 31, 2015
Gradual Change in Interest Rates (basis points)
+200	$16,777	4.1%	$11,217	2.7%
+100	8,424	2.0	5,095	1.2
-100	(10,638)	(2.6)	(7,132)	(1.7)

Immediate Change in Interest Rates (basis points)
+200	$43,565	10.6%	$28,194	6.9%
+100	21,497	5.2	12,840	3.1
-100	(30,636)	(7.4)	(20,437)	(5.0)

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of September 30, 2016, investment securities with a carrying value of $133.8 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30, 2016, we could have borrowed an additional $1.6 billion from the FHLB and an additional $651.5 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2016.  As of September 30, 2016, cash and cash equivalents were $638.1 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $13.8 billion.  As of September 30, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.2 years.

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

The Parent and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2016, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2016, shareholders' equity was $1.2 billion, an increase of $47.6 million or 4% from December 31, 2015. For the first nine months of 2016, net income of $137.9 million, common stock issuances of $7.9 million, shared-based compensation of $5.0 million, and other comprehensive income of $8.7 million were partially offset by cash dividends paid of $60.7 million, and common stock repurchased of $51.4 million. In the first nine months of 2016, included in the amount of common stock repurchased were 714,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $66.65 and a total cost of $47.6 million. From the beginning of our share repurchase program in July 2001 through September 30, 2016, we repurchased a total of 53.5 million shares of common stock and returned a total of $2.02 billion to our shareholders at an average cost of $37.74 per share. As of September 30, 2016, remaining buyback authority under our share repurchase program was $75.4 million. From October 1, 2016 through October 18, 2016, the Parent repurchased an additional 43,500 shares of common stock at an average cost of $73.20 per share for a total of $3.2 million.  Remaining buyback authority under our share repurchase program was $72.2 million as of October 18, 2016. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2016, the Parent’s Board of Directors declared a quarterly cash dividend of $0.48 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2016 to shareholders of record at the close of business on November 30, 2016.

The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. See the “Regulatory Initiatives Affecting the Banking Industry" section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Table 20 presents our regulatory capital and ratios as of September 30, 2016 and December 31, 2015.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	September 30, 2016	December 31, 2015
	Regulatory Capital
	Shareholders’ Equity	$1,163,859	$1,116,260
Less:	Goodwill [1]	27,416	27,416
	Postretirement Benefit Liability Adjustments	(28,438)	(28,860)
	Net Unrealized Gains (Losses) on Investment Securities [2]	13,626	5,304
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,151,453	1,112,598

	Tier 1 Capital	1,151,453	1,112,598
	Allowable Reserve for Credit Losses	107,433	99,647
	Total Regulatory Capital	$1,258,886	$1,212,245

	Risk-Weighted Assets	$8,591,440	$7,962,484

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.40%	13.97%
	Tier 1 Capital Ratio	13.40	13.97
	Total Capital Ratio	14.65	15.22
	Tier 1 Leverage Ratio	7.25	7.26
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

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

We submitted our latest stress testing results to the FRB on July 29, 2016 and will disclose the results to the public (via posting to our website) in October 2016.

Deposit Insurance Fund (“DIF”) Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge became effective for the third quarter of 2016 and the FDIC estimates the surcharge will be imposed for approximately two years. The surcharge takes effect at the same time that the regular FDIC insurance assessment rates for all banks decline under a rule adopted by the FDIC in 2011. We estimate that the net effect of the FDIC assessment changes noted above will reduce our annual FDIC insurance expense by approximately $0.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2016 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2016	78,450	$68.92	78,000	$84,322,515
August 1 - 31, 2016	70,273	69.67	69,500	79,480,554
September 1 - 30, 2016	56,500	71.69	56,500	75,429,871
Total	205,223	$69.94	204,000

[1]
During the third quarter of 2016, 1,223 shares were purchased for the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. Each of the trustee under the trust and the participants under the DDCP is an accredited investor, as defined in Rule 501(a) under the Securities Act. These shares did not involve a public offering and was made without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	October 24, 2016		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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