Form 10-K
period 2016-12-31
BANK OF HAWAII CORP
filed 2017-02-27
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐    No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $68.80, was approximately $2,891,113,806. There was no non-voting common equity of the registrant outstanding on that date.
As of February 15, 2017, there were 42,644,446 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on April 28, 2017, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2016 Form 10-K Annual Report

Part I
Item 1.  Business

General

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company (“BHC”) headquartered in Honolulu, Hawaii. The Parent’s principal operating subsidiary, Bank of Hawaii (the “Bank”), was organized on December 17, 1897 and is chartered by the State of Hawaii. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Reserve System.

The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaii, Guam, and other Pacific Islands. References to “we,” “our,” “us,” or “the Company” refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes. The Bank’s subsidiaries include Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., and Pacific Century Life Insurance Corporation. The Bank’s subsidiaries are engaged in equipment leasing, securities brokerage, investment advisory services, and providing credit insurance.

We are organized into four business segments for management reporting purposes: Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 13 to the Consolidated Financial Statements for more information.

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

Competition

The Company operates in a highly competitive environment subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, we believe the Company has developed an effective competitive advantage in its market.

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

The Parent

The Parent is registered as a BHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examination by the Board of Governors of the Federal Reserve Bank (the “FRB”). The Parent is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.

The BHC Act prohibits, with certain exceptions, a BHC from acquiring beneficial ownership or control of more than 5% of the voting shares of any company, including a bank, without the FRB’s prior approval. The Act also prohibits a BHC from engaging in any activity other than banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries.

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

Bank of Hawaii

The Bank is subject to supervision and examination by the FRB of San Francisco and the State of Hawaii Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect its business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent unsafe or unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, and executive compensation. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bankoh Investment Services, Inc., the broker-dealer and investment advisor subsidiary of the Bank, is incorporated in Hawaii and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA’s Business Registration Division. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has broadly affected the financial services industry and significantly restructured the financial regulatory regime since its passage in July 2010. The Dodd-Frank Act and its regulations have implemented sweeping changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector by requiring ongoing stress testing of banks’ capital, mandating higher capital and liquidity requirements, establishing new standards for mortgage lenders, increasing regulation of executive and incentive-based compensation and numerous other provisions. Additional provisions in the Dodd-Frank Act also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds. All of these new rules and regulations are expected to result in increased compliance and other costs, increased legal risk and decreased product offerings.

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

Capital Requirements

In December 2010, the oversight body of the Basel Committee on Banking Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III,” which includes reforms regarding capital, leverage, and liquidity. In July 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC finalized rules to implement the Basel III capital rules in the United States. These comprehensive rules are designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations. The final rules became effective for the Company on January 1, 2015. The final rules also include a new capital conservation buffer which began phasing in on January 1, 2016 and will increase annually until fully phased-in by January 1, 2019. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on Basel III.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under regulations established by the federal banking agencies, upon implementing the Basel III capital guidelines, a “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2016, the Bank was classified as “well capitalized.” The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent’s principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors, to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries. For information regarding the limitations on the Bank’s ability to pay dividends to the Parent, see Note 11 to the Consolidated Financial Statements.

Transactions with Affiliates and Insiders

Under federal law, the Bank is subject to restrictions that limit the transfer of funds or other items of value to the Parent, and any other non-bank affiliates in so-called “covered transactions.” In general, covered transactions include loans, leases, other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. The Dodd-Frank Act broadened the definition of affiliate, and the definition of covered transaction to include securities borrowing/lending, repurchase/reverse repurchase agreements, and derivative transactions that the Bank may have with an affiliate. The Dodd-Frank Act also strengthened the collateral requirements and limited FRB exemptive authority.

Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank’s capital and surplus, and with respect to all covered transactions with affiliates in the aggregate, they are limited to 20% of the Bank’s capital and surplus.

The Federal Reserve Act also requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The FRB has issued Regulation W which codifies the above restrictions on transactions with affiliates.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus. The definition of “extension of credit” for transactions with executive officers, directors, and principal shareholders was also expanded under the Dodd-Frank Act to include credit exposure arising from derivative transactions, repurchase or reverse repurchase agreements, and securities lending or borrowing transactions.

Volcker Rule

On December 10, 2013, the final “Volcker Rule” under the Dodd-Frank Act was approved by the FRB, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission. The Volcker Rule prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds (“covered funds”). The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. In connection with the issuance of the regulations, the FRB exercised its authority to extend the conformance period for compliance with the Volcker Rule by one year from July 21, 2014 to July 21, 2015. During the remaining conformance period, each banking entity was expected to engage in good faith efforts that will result in conformance of all its activities and investments with the requirements of the Volcker Rule by July 21, 2015. On December 18, 2014, the FRB issued an order extending, for an additional year to July 21, 2016, the Volcker Rule conformance period for banking entities to conform their investments in and relationships with covered funds subject to the Volcker Rule that were in place prior to December 31, 2013. No additional extension was granted for the conformance period for proprietary trading which expired on July 21, 2015. On July 7, 2016, the Board of Governors of the Federal Reserve System issued an order that extended the Volcker Rule conformance period with respect to investments in, and relationships with, covered funds and foreign funds that were in place prior to December 31, 2013, to July 21, 2017. The Company does not anticipate that the Volcker Rule will have a material impact on the Company’s Consolidated Financial Statements, but continues to evaluate its application to our current and future operations.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund (the “DIF”), which the FDIC maintains by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased permanently from $100,000 to $250,000, per depositor, for each account ownership category. The Company pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.
Our FDIC insurance assessment was $8.6 million in 2016, $8.7 million in 2015, and $7.9 million in 2014.

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

Other Safety and Soundness Regulations

As required by FDICIA, the federal banking agencies’ prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.
Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received an “outstanding” rating in its most recent CRA evaluation.

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state attorney general and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for transactions the Company may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Most of the rules and regulations under the Dodd Frank Act have been implemented. The Company continues to monitor and implement additional rules and regulations and to evaluate their application to our current and future operations.

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

Employees

As of December 31, 2016, we employed 2,122 full-time equivalent employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2016.

Peter S. Ho, 51
Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Kent T. Lucien, 63
Vice Chairman and Chief Financial Officer since April 2008.

Sharon M. Crofts, 51
Vice Chairman, Client Solutions Group since April 2016; Vice Chairman, Operations and Technology from October 2012 to March 2016; Senior Executive Vice President of Operations from May 2008 to October 2012.

Wayne Y. Hamano, 62
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007.

Mark A. Rossi, 67
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007.

Mary E. Sellers, 60
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 62
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Derek J. Norris, 67
Vice Chairman, Residential and Consumer Lending since August 2014; Senior Executive Vice President and Controller from December 2009 to July 2014.

James C. Polk, 50
Vice Chairman, Consumer Banking since June 2016; Senior Executive Vice President, Consumer Banking from January 2016 to May 2016; Senior Executive Vice President, Mortgage Banking from August 2014 to January 2016; Senior Executive Vice President, Commercial Banking from September 2010 to July 2014.

Dean Y. Shigemura, 53
Senior Executive Vice President and Controller since August 2014; Senior Executive Vice President and Treasurer from May 2008 to July 2014.

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

General economic conditions in Hawaii remained healthy in 2016, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. However, deterioration of economic conditions, either locally or nationally, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

Legislation and regulatory initiatives affecting the financial services industry, including new restrictions and requirements, could detrimentally affect the Company’s business.

In light of the financial crisis which began in 2008, regulators have increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking and securities laws, are under intense scrutiny. The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although many of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, some of the rules required to be implemented under the Dodd-Frank Act have yet to be implemented and will require further interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act, as well as statements and initiatives by the new administration regarding potential delay or cancellation of such rulemaking, in our efforts to comply with these new laws and regulations. The Dodd-Frank Act and its implementing rules and regulations have resulted and are likely to continue to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

The CFPB has exercised its broad rule-making, supervisory, and examination authority of consumer financial products, as well as expanded data collection and enforcement powers, over depository institutions with more than $10.0 billion in assets. As a result of greater regulatory scrutiny of consumer financial products, the Company has become subject to more and expanded regulatory examinations and/or investigations, which also could result in increased costs and harm to our reputation in the event of a failure to comply with the increased regulatory requirements. All of these rules have created challenges for product and service offerings, operations and compliance programs for the Company.

Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, remain with the FRB. Many of the rules and regulations of the CFPB have not been implemented, and therefore, the scope and impact of the CFPB’s actions cannot be determined at this time. This creates significant uncertainty for us and for the financial services industry in general.

These new laws, regulations, and changes, and the uncertainty surrounding whether such laws, regulations and changes will be fully implemented, repealed or reinstated, may continue to increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

Changes in the capital, leverage, liquidity requirements and the introduction of stress testing requirements for financial institutions could materially affect future requirements of the Company.

Under Basel III, financial institutions are required to have more capital and a higher quality of capital. Under the final rules issued by the banking regulators, minimum requirements increased for both the quantity and quality of capital held by the Company. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.

On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion. The final stress testing rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

Compliance with Basel III and the results of our stress testing may result in increased capital, liquidity, and disclosure requirements. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information.

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

Hawaii has overhauled its rules for nonjudicial, or out-of-court, foreclosures.  The revised rules have had the unintended effect of many lenders forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, creating a backlog that has slowed the judicial foreclosure process.  In addition, the joint federal-state settlement with several mortgage servicers over foreclosure practice abuses creates additional uncertainty for the Company, and the mortgage servicing industry in general, as it relates to the implementation of mortgage loan modifications and loss mitigation practices in the future.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could affect our financial condition or results of operations.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services, including financial service subsidiaries of commercial and manufacturing companies, all of which may be based in or outside of Hawaii and the Pacific Islands. We expect competitive conditions to intensify as consolidation in the financial services industry continues. The financial services industry is also likely to become more competitive as further technological advances enable more companies, including non-depository institutions, to provide financial services. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, banks and bank holding companies from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii. Interstate branches are subject to certain laws of the states in which they are located. Failure to effectively compete, innovate, and to make effective use of available channels to deliver our products and services could adversely affect our financial condition or results of operations.

The Parent’s liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, for example, dividends on the Parent’s common stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent. If the amount of dividends paid by the Bank is further limited, the Parent’s ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited as well.

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

Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, credit card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile retail data breaches involving customer personal and financial information, we believe the potential impact on the Company and any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are, from time to time, involved in various legal proceedings arising from our normal business activities. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. Substantial legal liability or significant regulatory action against us could have material financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our financial results for any particular period. See the Contingencies section of Note 20 to the Consolidated Financial Statements for more information.

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

During 2016, the Parent repurchased 847,964 shares of common stock at a total cost of $58.0 million under its share repurchase program. The Parent also paid cash dividends of $81.2 million during 2016. In January 2017, the Parent’s Board of Directors declared a quarterly cash dividend of $0.50 per share on the Parent’s outstanding shares. In addition, from January 1, 2017 through February 15, 2017, the Parent repurchased an additional 51,500 shares of common stock at an average cost of $86.39 per share and a total cost of $4.4 million.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2016	$89.72	$54.55	$88.69	$27.24	$1.89
First Quarter	69.37	54.55	68.28		0.45
Second Quarter	72.77	64.96	68.80		0.48
Third Quarter	73.44	65.19	72.62		0.48
Fourth Quarter	89.72	71.73	88.69		0.48

2015	$70.07	$53.90	$62.90	$25.79	$1.80
First Quarter	62.58	53.90	61.21		0.45
Second Quarter	68.10	58.70	66.68		0.45
Third Quarter	69.00	58.53	63.49		0.45
Fourth Quarter	70.07	60.55	62.90		0.45

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 15, 2017, there were 6,083 common shareholders of record.

The Parent’s Board of Directors considers on a quarterly basis the feasibility of paying a cash dividend to its shareholders and the level and feasibility of repurchasing shares of the Parent’s common stock. Under the Parent’s historical practice, dividends declared are paid within the quarter. See “Dividend Restrictions” under “Supervision and Regulation” in Item 1 of this report and Note 11 to the Consolidated Financial Statements for more information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2016	73,455	$73.70	73,000	$70,048,576
November 1 - 30, 2016	41,234	80.13	40,500	66,798,630
December 1 - 31, 2016	20,464	87.72	20,464	65,003,445
Total	135,153	$77.78	133,964

1 During the fourth quarter of 2016, 1,189 shares were purchased by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2011 in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
Bank of Hawaii Corporation	$100	$103	$143	$148	$161	$234
S&P 500 Index	$100	$116	$154	$175	$177	$198
S&P Banks Index	$100	$139	$188	$213	$215	$266

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Year Ended December 31,
Operating Results
Net Interest Income	$417.6	$394.1	$379.7	$358.9	$377.3
Provision for Credit Losses	4.8	1.0	(4.9)	—	1.0
Total Noninterest Income	197.3	186.2	180.0	186.2	200.3
Total Noninterest Expense	350.6	348.1	326.9	331.0	334.3
Net Income	181.5	160.7	163.0	150.5	166.1
Basic Earnings Per Share	4.26	3.72	3.71	3.39	3.68
Diluted Earnings Per Share	4.23	3.70	3.69	3.38	3.67
Dividends Declared Per Share	1.89	1.80	1.80	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.15%	1.06%	1.14%	1.10%	1.22%
Net Income to Average Shareholders’ Equity (ROE)	15.79	14.82	15.50	14.78	16.23
Efficiency Ratio [1]	57.01	59.99	58.41	60.71	57.88
Net Interest Margin [2]	2.83	2.81	2.85	2.81	2.97
Dividend Payout Ratio [3]	44.37	48.39	48.52	53.10	48.91
Average Shareholders’ Equity to Average Assets	7.26	7.16	7.35	7.44	7.52

Average Balances
Average Loans and Leases	$8,362.2	$7,423.6	$6,405.4	$5,883.7	$5,680.3
Average Assets	15,825.4	15,136.5	14,317.5	13,692.1	13,609.2
Average Deposits	13,619.5	12,925.2	12,122.1	11,396.8	10,935.0
Average Shareholders’ Equity	1,149.3	1,084.1	1,052.2	1,018.3	1,023.3

Weighted Average Shares Outstanding
Basic Weighted Average Shares	42,644,100	43,217,818	43,899,208	44,380,948	45,115,441
Diluted Weighted Average Shares	42,879,783	43,454,877	44,125,456	44,572,725	45,249,300

As of December 31,
Balance Sheet Totals
Loans and Leases	$8,949.8	$7,879.0	$6,897.6	$6,095.4	$5,854.5
Total Assets	16,492.4	15,455.0	14,787.2	14,084.3	13,728.4
Total Deposits	14,320.2	13,251.1	12,633.1	11,914.7	11,529.5
Other Debt	267.9	245.8	173.9	174.7	128.1
Total Shareholders’ Equity	1,161.5	1,116.3	1,055.1	1,012.0	1,021.7

Asset Quality
Allowance for Loan and Lease Losses	$104.3	$102.9	$108.7	$115.5	$128.9
Non-Performing Assets	19.8	28.8	30.1	39.7	37.1

Financial Ratios
Allowance to Loans and Leases Outstanding	1.17%	1.31%	1.58%	1.89%	2.20%
Tier 1 Capital Ratio [4]	13.24	13.97	14.69	16.05	17.18
Total Capital Ratio [4]	14.49	15.22	15.94	17.31	18.45
Tier 1 Leverage Ratio [4]	7.21	7.26	7.13	7.24	7.25
Total Shareholders’ Equity to Total Assets	7.04	7.22	7.14	7.19	7.44
Tangible Common Equity to Tangible Assets [5]	6.86	7.03	6.94	6.98	7.23
Tangible Common Equity to Risk-Weighted Assets [4,5]	12.81	13.62	14.46	15.67	17.46

Non-Financial Data
Full-Time Equivalent Employees	2,122	2,164	2,161	2,196	2,276
Branches and Offices	69	70	74	74	76
ATMs	449	456	459	466	494
Common Shareholders of Record	6,121	6,279	6,421	6,564	6,775

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	December 31, 2016 and 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Total Shareholders’ Equity	$1,161,537	$1,116,260	$1,055,086	$1,011,976	$1,021,665
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	—	—	33
Tangible Common Equity	$1,130,020	$1,084,743	$1,023,569	$980,459	$990,115

Total Assets	$16,492,367	$15,455,016	$14,787,208	$14,084,280	$13,728,372
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Intangible Assets	—	—	—	—	33
Tangible Assets	$16,460,850	$15,423,499	$14,755,691	$14,052,763	$13,696,822
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$8,823,485	$7,962,484	$7,077,035	$6,258,143	$5,671,774

Total Shareholders’ Equity to Total Assets	7.04%	7.22%	7.14%	7.19%	7.44%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.86%	7.03%	6.94%	6.98%	7.23%

Tier 1 Capital Ratio [1]	13.24%	13.97%	14.69%	16.05%	17.18%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	12.81%	13.62%	14.46%	15.67%	17.46%
1 December 31, 2016 and 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the new administration’s review of potential changes to such initiatives; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are those that are related to the determination of the reserve for credit losses, fair value estimates, leased asset residual values, and income taxes.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”). The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio. The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense.

Management’s evaluation of the adequacy of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on homogenous portfolios, and consideration of our quantitative and qualitative evaluation of economic factors and trends. While our methodology in establishing the reserve for credit losses attributes portions of the Allowance and Unfunded Reserve to the commercial and consumer portfolio segments, the entire Allowance and Unfunded Reserve is available to absorb credit losses inherent in the total loan and lease portfolio and total amount of unfunded credit commitments, respectively.

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

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the Allowance and the Unfunded Reserve.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2016 and 2015, $2.3 billion or 14% and $2.3 billion or 15%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2016 and 2015, $12.6 million and $13.6 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2016 and 2015, Level 3 financial assets recorded at fair value on a recurring basis were $14.5 million and $15.8 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2016 and 2015, Level 3 financial liabilities recorded at fair value on a recurring basis were $11.8 million and $13.6 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2016 and 2015, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also selects a sample of securities priced by the Company’s third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor’s reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor’s reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

Management’s determination of the realization of net deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2016 and 2015, we carried a valuation allowance of $3.7 million and $3.9 million, respectively, related to deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2016 and 2015, our liabilities for UTBs were $6.6 million and $11.6 million, respectively. See Note 16 to the Consolidated Financial Statements for more information on income taxes.

In 2016, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company’s provision for income taxes by $4.7 million, $3.5 million and $2.9 million in 2016, 2015 and 2014, respectively.

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

Hawaii Economy

General economic conditions in Hawaii remained healthy during 2016, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry.  Total visitor arrivals increased 3.0% and visitor spending increased 4.2% during 2016 compared to 2015. The statewide seasonally-adjusted unemployment rate was 2.9% in December 2016 compared to 4.7% nationally.  The volume of single-family home sales on Oahu increased 6.5% in 2016 compared to 2015, while the volume of condominium sales on Oahu increased 8.4% in 2016 compared to 2015.  The median price of single-family home sales and condominium sales on Oahu increased 5.0% and 8.3%, respectively, in 2016 compared to 2015. As of December 31, 2016, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.5 months and 2.6 months, respectively.

Earnings Summary

Net income for 2016 was $181.5 million, an increase of $20.8 million or 13% compared to 2015. Diluted earnings per share were $4.23 in 2016, an increase of $0.53 or 14% compared to 2015. Our return on average assets was 1.15% in 2016, an increase of 9 basis points from 2015, and our return on average shareholders’ equity was 15.79% in 2016, an increase of 97 basis points from 2015.

Our higher net income in 2016 was primarily due to the following:

•
Net interest income was $417.6 million in 2016, an increase of $23.5 million or 6% compared to 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and a marginally higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. In addition, we also recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of a non-performing commercial and industrial loan. Our net interest margin was 2.83% in 2016, an increase of 2 basis points compared to 2015. The higher margin in 2016 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2015. The higher margin in 2016 was also due in part to the aforementioned interest income recovery.

•
Mortgage banking income was $19.9 million in 2016, an increase of $8.3 million or 72% compared to 2015. This increase was primarily due to higher sales of conforming saleable loans from current production and from our mortgage loan portfolio, coupled with higher loan origination and refinancing activity.

•
Other noninterest expense was $64.7 million in 2016, a decrease of $6.3 million or 9% compared to 2015. This decrease was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements. All aircraft were sold in the first quarter of 2016 resulting in a nominal loss on sale from the reduced carrying value. The decrease in noninterest expense was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.7 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. We also experienced an increase in temporary employment services ($1.0 million) and delivery and postage ($0.9 million).

•
Other noninterest income was $18.6 million in 2016, an increase of $4.0 million or 27% compared to 2015. This increase was primarily due to a $2.9 million increase in net gain on sale of leased assets, and a $1.9 million increase in fees for our customer interest rate swap derivatives. The increase was partially offset by a $1.0 million distribution received in 2015 from a low-income housing partnership.

These items were partially offset by the following:

•
Salaries and benefits expense was $201.2 million in 2016, an increase of $9.2 million or 5% compared to 2015 due in part to a $4.7 million increase in incentive compensation. Salaries expense increased by $2.3 million primarily due to merit increases. Share-based compensation increased by $1.8 million due in part to the value of restricted stock units increasing as a result of the Company’s higher share price. Medical, dental, and life insurance increased by $1.5 million due to higher medical claims in our self-insured plan. Commission expense increased by $1.0 million primarily due to an increase in loan origination and refinancing activity. These increases were partially offset by a $2.4 million decrease in separation expense.

•
Provision for income taxes was $78.1 million in 2016, an increase of $7.6 million or 11% compared to 2015 primarily due to higher pretax income. The effective tax rate was 30.10% in 2016 compared to 30.49% in 2015. The lower effective tax rate in 2016 compared to 2015 was primarily due to a $3.0 million release of state tax reserves due to the lapse in the statute of limitations related to prior tax years and a $0.5 million release of federal tax reserves for a settlement, partially offset by a $0.3 million increase to the valuation allowance for low income housing investments and higher pretax book income compared to a fixed amount of tax credits.

•
We recorded a $4.8 million provision for credit losses in 2016 compared to a $1.0 million provision recorded in 2015. The provision recorded was based on our determination that the allowance for loan and lease losses should be $104.3 million as of December 31, 2016.

We maintained a strong balance sheet throughout 2016, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•
Total loans and leases were $8.9 billion as of December 31, 2016, an increase of $1.1 billion or 14% from December 31, 2015 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $104.3 million as of December 31, 2016, an increase of $1.4 million or 1% from December 31, 2015. The ratio of our Allowance to total loans and leases outstanding decreased to 1.17% as of December 31, 2016, compared to 1.31% as of December 31, 2015. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
The total carrying value of our investment securities portfolio was $6.0 billion as of December 31, 2016, a decrease of $220.5 million or 4% from December 31, 2015. In 2016, we continued to reduce our investment securities as we re-invested these proceeds primarily into higher-yielding loan products. We decreased our Ginnie Mae mortgage-backed securities and increased our holdings in Small Business Administration securities, U.S. Treasury Notes and mortgage-backed securities issued by Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•	Total deposits were $14.3 billion as of December 31, 2016, an increase of $1.1 billion or 8% from December 31, 2015 primarily due to higher commercial and consumer core deposits.

•
Total shareholders’ equity was $1.2 billion as of December 31, 2016, an increase of $45.3 million or 4% from December 31, 2015. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2016, we repurchased 906,160 shares of common stock at a total cost of $61.8 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $81.2 million during 2016.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2016			2015			2014
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$4.1	$—	0.22%	$3.4	$—	0.22%	$4.3	$—	0.21%
Funds Sold	595.9	2.8	0.48	483.1	1.1	0.23	316.2	0.7	0.21
Investment Securities
Available-for-Sale
Taxable	1,579.1	27.7	1.75	1,554.2	26.6	1.71	1,536.5	27.7	1.80
Non-Taxable	690.6	21.9	3.17	721.7	22.9	3.18	699.6	22.7	3.24
Held-to-Maturity
Taxable	3,615.2	72.9	2.02	3,981.2	83.3	2.09	4,412.5	99.4	2.25
Non-Taxable	244.1	9.5	3.90	247.8	9.8	3.93	251.3	10.0	3.95
Total Investment Securities	6,129.0	132.0	2.15	6,504.9	142.6	2.19	6,899.9	159.8	2.32
Loans Held for Sale	32.3	1.2	3.59	8.7	0.3	3.83	3.2	0.1	4.31
Loans and Leases [1]
Commercial and Industrial	1,179.9	40.3	3.42	1,152.3	36.6	3.18	970.3	33.3	3.43
Commercial Mortgage	1,735.2	64.5	3.72	1,543.5	58.5	3.79	1,331.5	52.5	3.94
Construction	224.2	10.0	4.43	123.9	5.9	4.79	109.4	4.8	4.40
Commercial Lease Financing	198.6	4.8	2.40	217.8	7.5	3.46	237.6	7.0	2.96
Residential Mortgage	3,037.0	120.6	3.97	2,774.7	113.9	4.10	2,377.9	101.6	4.27
Home Equity	1,211.9	43.7	3.61	944.0	34.2	3.63	815.6	31.9	3.91
Automobile	416.8	21.5	5.16	352.3	18.4	5.21	288.8	15.4	5.32
Other [2]	358.6	27.7	7.72	315.1	23.7	7.51	274.3	20.8	7.58
Total Loans and Leases	8,362.2	333.1	3.98	7,423.6	298.7	4.02	6,405.4	267.3	4.17
Other	39.2	0.8	2.07	49.0	1.3	2.67	72.7	1.2	1.66
Total Earning Assets [3]	15,162.7	469.9	3.10	14,472.7	444.0	3.07	13,701.7	429.1	3.13
Cash and Due from Banks	129.0			130.0			143.4
Other Assets	533.7			533.8			472.4
Total Assets	$15,825.4			$15,136.5			$14,317.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,757.6	$0.9	0.03%	$2,616.4	$0.8	0.03%	$2,390.8	$0.7	0.03%
Savings	5,217.9	4.6	0.09	5,015.6	4.4	0.09	4,592.6	3.9	0.09
Time	1,254.9	7.1	0.57	1,252.9	4.4	0.35	1,450.3	4.9	0.34
Total Interest-Bearing Deposits	9,230.4	12.6	0.14	8,884.9	9.6	0.11	8,433.7	9.5	0.11
Short-Term Borrowings	8.4	—	0.15	8.4	—	0.15	9.3	—	0.14
Securities Sold Under Agreements to Repurchase	569.8	23.4	4.11	655.9	25.4	3.87	747.9	25.9	3.46
Other Debt	248.8	4.3	1.71	219.7	3.0	1.37	174.4	2.6	1.45
Total Interest-Bearing Liabilities	10,057.4	40.3	0.40	9,768.9	38.0	0.39	9,365.3	38.0	0.41
Net Interest Income		$429.6			$406.0			$391.1
Interest Rate Spread			2.70%			2.68%			2.72%
Net Interest Margin			2.83%			2.81%			2.85%
Noninterest-Bearing Demand Deposits	4,389.1			4,040.3			3,688.4
Other Liabilities	229.6			243.2			211.6
Shareholders’ Equity	1,149.3			1,084.1			1,052.2
Total Liabilities and Shareholders’ Equity	$15,825.4			$15,136.5			$14,317.5

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $12.0 million for 2016, $11.9 million for 2015, and $11.5 million for 2014.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2016 Compared to 2015			Year Ended December 31, 2015 Compared to 2014
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.3	$1.4	$1.7	$0.3	$0.1	$0.4
Investment Securities
Available-for-Sale
Taxable	0.4	0.7	1.1	0.3	(1.4)	(1.1)
Non-Taxable	(1.0)	—	(1.0)	0.7	(0.5)	0.2
Held-to-Maturity
Taxable	(7.4)	(3.0)	(10.4)	(9.3)	(6.8)	(16.1)
Non-Taxable	(0.2)	(0.1)	(0.3)	(0.1)	(0.1)	(0.2)
Total Investment Securities	(8.2)	(2.4)	(10.6)	(8.4)	(8.8)	(17.2)
Loans Held for Sale	0.9	—	0.9	0.2	—	0.2
Loans and Leases
Commercial and Industrial	0.9	2.8	3.7	5.9	(2.6)	3.3
Commercial Mortgage	7.1	(1.1)	6.0	8.1	(2.1)	6.0
Construction	4.6	(0.5)	4.1	0.7	0.4	1.1
Commercial Lease Financing	(0.6)	(2.1)	(2.7)	(0.6)	1.1	0.5
Residential Mortgage	10.5	(3.8)	6.7	16.5	(4.2)	12.3
Home Equity	9.7	(0.2)	9.5	4.7	(2.4)	2.3
Automobile	3.3	(0.2)	3.1	3.3	(0.3)	3.0
Other [2]	3.3	0.7	4.0	3.1	(0.2)	2.9
Total Loans and Leases	38.8	(4.4)	34.4	41.7	(10.3)	31.4
Other	(0.2)	(0.3)	(0.5)	(0.5)	0.6	0.1
Total Change in Interest Income	31.6	(5.7)	25.9	33.3	(18.4)	14.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.1	0.1	0.1	—	0.1
Savings	0.2	—	0.2	0.4	0.1	0.5
Time	—	2.7	2.7	(0.7)	0.2	(0.5)
Total Interest-Bearing Deposits	0.2	2.8	3.0	(0.2)	0.3	0.1
Securities Sold Under Agreements to Repurchase	(3.5)	1.5	(2.0)	(3.3)	2.8	(0.5)
Other Debt	0.5	0.8	1.3	0.5	(0.1)	0.4
Total Change in Interest Expense	(2.8)	5.1	2.3	(3.0)	3.0	—
Change in Net Interest Income	$34.4	$(10.8)	$23.6	$36.3	$(21.4)	$14.9
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
Net interest income was $417.6 million in 2016, an increase of $23.5 million or 6% compared to 2015. On a taxable-equivalent basis, net interest income was $429.6 million in 2016, an increase of $23.6 million or 6% compared to 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. In addition, we recorded an additional $1.3 million of interest income in the first quarter of 2016 due to the full recovery of a non-performing commercial and industrial loan. Net interest margin was 2.83% in 2016, a two basis points increase from 2015, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2015. The higher margin in 2016 was also due to the aforementioned interest income recovery.
Yields on our earning assets increased by three basis points in 2016 compared to 2015 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans which generally have higher yields. Yields on our commercial and industrial portfolio increased by 24 basis points primarily due to higher year-over-year rates on floating rate loans and due to the aforementioned interest income recovered on a non-performing loan in the first quarter of 2016. Partially offsetting the overall yield increase in our earning assets were lower yields in our residential mortgage and commercial mortgage portfolios, and slightly higher funding costs. Yields on our residential mortgage portfolio decreased by 13 basis points primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. Yields on our commercial mortgage portfolio decreased by seven basis points, reflective of the low interest rate environment. In addition, yields on our investment securities portfolio decreased by four basis points primarily due to reinvestment of run-off into lower yielding securities, partially offset by lower premium amortization. Interest rates paid on our time deposits increased by 22 basis points due to new public time deposits at higher rates. Interest rates paid on our securities sold under agreements to repurchase increased by 24 basis points due to a decrease in repurchase agreements with local government entities which have relatively shorter terms at lower interest rates. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates. These increases to our funding costs were largely offset by growth in our demand and savings deposits, which generally have lower rates than other funding sources. The average balance of these core deposits increased by $343.5 million or 5% in 2016 compared to 2015.
Average balances of our earning assets increased by $690.0 million or 5% in 2016 compared to 2015 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $938.6 million primarily due to higher average balances in our commercial mortgage, residential mortgage, and home equity portfolios. The average balance of our commercial mortgage portfolio increased by $191.7 million primarily due to increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $262.3 million primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $267.9 million due in large part to strong new loan production and continued strength in the Hawaii economy.  In addition, we experienced steady line utilization during 2016. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $375.9 million decrease in the average balance of our total investment securities portfolio primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $288.5 million or 3% in 2016 compared to 2015 primarily due to continued growth in our relationship checking and savings deposit products, partially offset by a decrease in our repurchase agreements.
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
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $4.8 million in 2016, $1.0 million in 2015, and a negative Provision of $4.9 million in 2014. For further discussion on the Allowance, see the “Corporate Risk Profile – Credit Risk” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2016, 2015, and 2014.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Trust and Asset Management	$46,203	$47,685	$47,798	$(1,482)	$(113)	(3)%	—%
Mortgage Banking	19,895	11,583	7,571	8,312	4,012	72	53
Service Charges on Deposit Accounts	33,654	34,072	35,669	(418)	(1,597)	(1)	(4)
Fees, Exchange, and Other Service Charges	55,176	53,353	53,401	1,823	(48)	3	—
Investment Securities Gains, Net	10,203	10,160	8,063	43	2,097	—	26
Annuity and Insurance	7,017	7,664	8,065	(647)	(401)	(8)	(5)
Bank-Owned Life Insurance	6,561	7,039	6,639	(478)	400	(7)	6
Other	18,634	14,663	12,811	3,971	1,852	27	14
Total Noninterest Income	$197,343	$186,219	$180,017	$11,124	$6,202	6%	3%

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $8.8 billion, $8.6 billion, and $10.2 billion as of December 31, 2016, 2015, and 2014, respectively. Trust and asset management income decreased by $1.5 million or 3% in 2016 compared to 2015. This decrease was primarily due to a decrease in employee benefit trust fees ($0.8 million), agency fees ($0.5 million), common trust fund fees ($0.5 million), and other trust fees ($0.6 million) primarily due to a decline in the number of customer accounts under administration. This decrease was partially offset by a $1.0 million increase in special services fees mainly the result of a $1.2 million service fee received from the sale of real estate in the second quarter of 2016. Trust and asset management income remained relatively unchanged in 2015 compared to 2014 as decreases in employee benefit trust fees ($1.0 million), agency fees ($0.5 million), and IRA fees ($0.4 million) were largely offset by a $0.9 million increase in special service fees, primarily termination fees. In addition, revocable and irrevocable trust fees increased by $0.9 million due to additional accounts.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $8.3 million or 72% in 2016 compared to 2015. This increase was primarily due to higher sales of conforming saleable loans from current production and from our mortgage loan portfolio, coupled with higher loan origination and refinancing activity. Mortgage banking income increased by $4.0 million or 53% in 2015 compared to 2014. This increase was primarily due to an increase in sales of conforming salable loans from current production and from our portfolio. Also contributing to the increase was higher loan origination and refinancing activity.

Service charges on deposit accounts decreased by $0.4 million or 1% in 2016 compared to 2015. This decrease was primarily due to a $0.7 million decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage. This decrease was partially offset by a $0.5 million increase in monthly service fees. Service charges on deposit accounts decreased by $1.6 million or 4% in 2015 compared to 2014. This decrease was primarily due to a $1.4 million decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges. Fees, exchange, and other service charges increased by $1.8 million or 3% in 2016 compared to 2015. This increase was primarily due to a $1.3 million increase in debit card income due largely to increased transaction volume, and a $0.7 million increase in commissions and fees related to growth in our credit card business.
Fees, exchange, and other service charges remained relatively unchanged in 2015 compared to 2014 as decreases in other loan fees ($1.0 million), merchant income ($0.5 million), and ATM fees ($0.4 million) were largely offset by a $1.8 million increase in commissions and fees related to growth in our credit card business.

Net gains on sales of investment securities totaled $10.2 million in both 2016 and 2015, and $8.1 million in 2014. These gains were largely due to the sale of Visa Class B restricted shares (100,000, 95,000, and 90,500 shares sold in 2016, 2015, and 2014, respectively). We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 180,914 Visa Class B shares (298,201 Class A equivalent shares) that we own are carried at a zero cost basis as of December 31, 2016. We also contributed to the Bank of Hawaii Foundation 7,800, 13,800 and 21,600 Visa Class B shares during 2016, 2015 and 2014, respectively.

Annuity and insurance income decreased by $0.6 million or 8% in 2016 compared to 2015 primarily due to a $0.5 million decrease in income related to our annuity products. Annuity and insurance income decreased by $0.4 million or 5% in 2015 compared to 2014 primarily due to a $0.2 million decrease in income related to our annuity products.

Bank-owned life insurance decreased by $0.5 million or 7% in 2016 compared to 2015 primarily due to higher death benefits received in 2015. Bank-owned life insurance increased by $0.4 million or 6% in 2015 compared to 2014 primarily due to the aforementioned higher death benefits received in 2015.

Other noninterest income increased by $4.0 million or 27% in 2016 compared to 2015. This increase was primarily due to a $2.9 million increase in net gain on sale of leased assets, and a $1.9 million increase in fees for our customer interest rate swap derivatives. The increase was partially offset by a $1.0 million distribution received in 2015 from a low-income housing partnership. Other noninterest income increased by $1.9 million or 14% in 2015 compared to 2014. This increase was primarily due to a $1.1 million increase in fees for our customer interest rate swap derivatives, coupled with the aforementioned $1.0 million distribution received from a low-income housing partnership.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2016, 2015, and 2014.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Salaries and Benefits:
Salaries	$116,721	$114,389	$114,199	$2,332	$190	2%	—%
Incentive Compensation	23,409	18,667	17,471	4,742	1,196	25	7
Share-Based Compensation	12,150	10,390	8,808	1,760	1,582	17	18
Commission Expense	7,514	6,533	4,831	981	1,702	15	35
Retirement and Other Benefits	17,262	16,968	16,800	294	168	2	1
Payroll Taxes	10,133	10,095	9,916	38	179	—	2
Medical, Dental, and Life Insurance	13,038	11,580	10,555	1,458	1,025	13	10
Separation Expense	923	3,341	448	(2,418)	2,893	(72)	646
Total Salaries and Benefits	201,150	191,963	183,028	9,187	8,935	5	5
Net Occupancy	30,252	30,217	37,296	35	(7,079)	—	(19)
Net Equipment	20,578	20,162	18,479	416	1,683	2	9
Data Processing	15,208	16,472	14,979	(1,264)	1,493	(8)	10
Professional Fees	10,072	9,660	9,794	412	(134)	4	(1)
FDIC Insurance	8,615	8,669	7,936	(54)	733	(1)	9
Other Expense:
Delivery and Postage Services	9,909	9,025	8,764	884	261	10	3
Mileage Program Travel	4,712	4,753	5,615	(41)	(862)	(1)	(15)
Merchant Transaction and Card Processing Fees	4,344	4,608	4,372	(264)	236	(6)	5
Advertising	5,992	5,344	5,273	648	71	12	1
Amortization - Solar Energy Partnership Investments	4,072	2,370	1,209	1,702	1,161	72	96
Other	35,674	44,861	30,154	(9,187)	14,707	(20)	49
Total Other Expense	64,703	70,961	55,387	(6,258)	15,574	(9)	28
Total Noninterest Expense	$350,578	$348,104	$326,899	$2,474	$21,205	1%	6%
Total salaries and benefits increased by $9.2 million or 5% in 2016 compared to 2015 due in part to a $4.7 million increase in incentive compensation. Salaries expense increased by $2.3 million primarily due to merit increases. Share-based compensation increased by $1.8 million due in part to the value of restricted stock units increasing as a result of the Company’s higher share price. Medical, dental, and life insurance increased by $1.5 million due to higher expenses related to our self-insured medical plans. Commission expense increased by $1.0 million primarily due to an increase in loan origination and refinancing activity. These increases were partially offset by a $2.4 million decrease in separation expense. Total salaries and benefits increased by $8.9 million or 5% in 2015 compared to 2014 due in part to a $2.9 million increase in separation expense. Commission expense increased by $1.7 million primarily due to an increase in loan origination and refinancing activity. Share-based compensation increased by $1.6 million due to additional restricted stock units being amortized and the value of restricted stock units increasing as a result of the Company’s higher share price. In addition, incentive compensation increased by $1.2 million and medical, dental, and life insurance increased by $1.0 million primarily due to higher medical claims in our self-insured plan.

Net occupancy expense remained relatively unchanged in 2016 compared to 2015. Net gain on sale of real estate property decreased $2.2 million from $5.9 million in 2015 to $3.7 million in 2016. Utilities expense decreased by $1.0 million primarily due to lower electricity rates and usage. In addition, net rental expense decreased by $0.6 million, and depreciation and amortization decreased by $0.5 million. Net occupancy decreased by $7.1 million or 19% in 2015 compared to 2014. This decrease was primarily due to the aforementioned $5.9 million gain on sale of real estate property in 2015. In addition, electricity rates declined due in part to lower oil prices.

Net equipment expense increased by $0.4 million or 2% in 2016 compared to 2015 primarily due to an increase in depreciation on information technology equipment. Net equipment expense increased by $1.7 million or 9% in 2015 compared to 2014 primarily due to a $0.7 million increase in software license fees and maintenance. In addition, we incurred a $0.3 million loss on disposal of fixed assets primarily related to the closure of a Honolulu branch. Depreciation expense also increased slightly during 2015 compared to 2014.

Data processing expense decreased by $1.3 million or 8% in 2016 compared to 2015 primarily due to the roll-out of EMV chip-enabled debit cards in 2015. Data processing expense increased by $1.5 million or 10% in 2015 compared to 2014 primarily due to the aforementioned roll-out of EMV chip-enabled debit cards.

FDIC insurance remained relatively unchanged in 2016 compared to 2015. FDIC insurance increased by $0.7 million or 9% in 2015 compared to 2014 due in part to a credit adjustment received in the third quarter of 2014 and an increase in the assessment base.

Other noninterest expense decreased by $6.3 million or 9% in 2016 compared to 2015. This decrease was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements. All aircraft were sold in the first quarter of 2016 resulting in a nominal loss on sale from the reduced carrying value. The decrease in noninterest expense was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.7 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. We also experienced an increase in temporary employment services ($1.0 million) and delivery and postage ($0.9 million). Other noninterest expense increased by $15.6 million or 28% in 2015 compared to 2014. This increase was primarily due to the aforementioned $9.5 million impairment charge on six aircraft in the third quarter of 2015. Insurance expense increased by $2.2 million primarily due to a reserve reduction in the fourth quarter of 2014. In addition, we increased our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.2 million.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2016, 2015, and 2014:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2016	$78,133	30.10%
2015	70,498	30.49%
2014	74,596	31.39%

The provision for income taxes was $78.1 million in 2016, an increase of $7.6 million or 11% compared to 2015. The effective tax rate was 30.10% in 2016 compared to 30.49% in 2015. The lower effective tax rate in 2016 compared to 2015 was primarily due to a $3.0 million release of state tax reserves due to the lapse in the statute of limitations related to prior tax years and a $0.5 million release of federal tax reserves for a settlement with the IRS for prior tax years, partially offset by a $0.3 million increase to the valuation allowance for low income housing investments and higher pretax book income compared to a fixed amount of tax credits.

The provision for income taxes was $70.5 million in 2015, a decrease of $4.1 million or 5% compared to 2014. The effective tax rate was 30.49% in 2015 compared to 31.39% in 2014. The lower effective tax rate in 2015 compared to 2014 was primarily due to a $1.2 million release of a valuation allowance for the expected utilization of capital losses due to the sale of two low-income housing investments, $0.9 million in additional tax credits, and a $0.4 million release of reserves from uncertain tax positions.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services, and Treasury and Other. Table 6 summarizes net income from our business segments for 2016, 2015, and 2014. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Retail Banking	$74,635	$49,715	$35,926
Commercial Banking	77,297	58,425	51,990
Investment Services	14,081	12,298	11,704
Total	166,013	120,438	99,620
Treasury and Other	15,448	40,266	63,422
Consolidated Total	$181,461	$160,704	$163,042

Retail Banking

Net income increased by $24.9 million or 50% in 2016 compared to 2015 primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios as well as higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as well as higher debit card and credit card income, partially offset by a decrease in overdraft fees. The increase in mortgage banking income was primarily due to higher sales of conforming saleable loans from current production and from our mortgage portfolio, coupled with higher loan origination and refinancing activity. The increase in debit card income was due largely to increased transaction volume and the increase in our credit card income was primarily due to higher commissions and fees related to growth in our credit card business. The increase in noninterest expense was primarily due to higher allocated expenses, higher salaries and benefits expense, and lower net gain on sale of real estate property. The increase in the Provision was primarily due to higher net charge-offs in our installment loan and credit card portfolios and lower net recoveries of home equity loans previously charged off.

Net income increased by $13.8 million or 38% in 2015 compared to 2014 primarily due to increases in net interest income and noninterest income. This was partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios and partially due to the higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher mortgage banking income due to an increase in sales of conforming salable loans from current production and from our portfolio. Also contributing to the increase in mortgage banking income was higher loan origination and refinancing activity. The increase in noninterest income was also due to higher commissions and fees income related to growth in our credit card business, partially offset by a decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage. The increase in the Provision was primarily due to higher net recoveries in 2014 of loans and leases previously charged-off and higher net charge-offs in our indirect auto and credit card portfolios. The increase in noninterest expense was primarily due to higher allocated expenses, higher commissions expense due to an increase in mortgage loan origination and refinance activity, higher data processing expense related to the roll-out of EMV chip-enabled debit cards, and an increase in operational losses.

Commercial Banking

Net income increased by $18.9 million or 32% in 2016 compared to 2015 primarily due to increases in net interest income and noninterest income, and to decreases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios. The increase in noninterest income was primarily due to higher net gains on sale of leased equipment and higher fees related to our customer interest rate swap derivatives. The decrease in the Provision was due to higher net recovery of loans and leases in 2016. The decrease in noninterest expense was due to a $9.5 million impairment charge taken in 2015 on six aircraft previously on lease agreements, partially offset by higher allocated expenses.

Net income increased by $6.4 million or 12% in 2015 compared to 2014 primarily due to an increase in net interest income, partially offset by increases to the Provision and noninterest expense and to a decrease in noninterest income. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio. The increase in the Provision was due to lower net recoveries of loans and leases in 2015. The increase in noninterest expense was primarily due to the aforementioned $9.5 million impairment charge taken in 2015 on six aircraft previously on lease agreements, and higher allocated expenses. The decrease in noninterest income was primarily attributable to a $1.0 million loss on the sale of an aircraft lease and lower merchant income.

Investment Services

Net income increased by $1.8 million or 14% in 2016 compared to 2015 primarily due to increases in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.  The increase in net interest income was due to higher volume resulting from the transfer of loans and deposits from the Retail Banking segment and higher earnings credit on the segment’s deposit portfolio.  The decrease in noninterest income was primarily due to lower trust and asset management market values and lower fees related to the transition of various services provided to some institutional 401k plans, partially offset by a one-time special service fee income resulting from sale of trust real estate and higher investment advisor fees.  The increase in noninterest expense was primarily due to higher allocated expenses.

Net income increased by $0.6 million or 5% in 2015 compared to 2014 primarily due to increases in net interest income and noninterest income, partially offset by increases in the Provision and noninterest expense.  The increase in net interest income was due to higher loan and deposit volume combined with higher earnings credits on the segment’s deposit portfolio.  The increase in noninterest income was primarily due to higher investment advisory fees and a referral fee related to the transition of various services provided to some institutional 401k plans.  The increase in the Provision was due to lower net recovery of loans in 2015.  The increase in noninterest expense was primarily due to higher salaries and allocated expenses.

Treasury and Other

Net income decreased by $24.8 million or 62% in 2016 compared to 2015 primarily due to a decrease in net interest income and an increase in the Provision, partially offset by a reduction in the provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields partially offset by an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 30.10% in 2016 compared to 30.49% in 2015.

Net income decreased by $23.2 million or 37% in 2015 compared to 2014 primarily due to a decrease in net interest income and an increase in noninterest expense partially offset by a reduction in the provision for income taxes and an increase in noninterest income. The decrease in net interest income was primarily due to higher deposit funding costs and lower interest income from the investment securities portfolio resulting from a reduction in volume and lower associated yields partially offset by an increase in funding income related to lending activities. Noninterest expenses increased due to an increase in separation expense. The increase in noninterest income was due to an increase in net gains on sales of investment securities, primarily resulting from an increase in the number of Visa Class B restricted shares sold in 2015 as compared to 2014. In 2015, 95,000 Visa Class B shares were sold compared to 90,500 shares in 2014. The overall effective tax rate decreased to 30.49% in 2015 compared to 31.39% in 2014.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company’s other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2016
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$0.6	1.6%	$98.1	2.2%	$308.8	1.4%	$—	—%	$407.5	1.6%	$408.7
Debt Securities Issued by States and Political Subdivisions [1]	22.8	3.0	353.5	2.8	242.9	4.2	43.0	6.1	662.2	3.6	671.8
Debt Securities Issued by Corporations	5.0	1.7	243.0	1.5	25.0	2.4	—	—	273.0	1.6	269.2
Mortgage-Backed Securities [2]
Residential - Government Agencies	8.9	3.1	130.8	1.9	100.7	2.2	—	—	240.4	2.1	243.8
Residential - U.S. Government-Sponsored Enterprises	—	—	302.9	2.3	208.3	2.1	—	—	511.2	2.3	507.0
Commercial - Government Agencies	—	—	15.9	2.0	73.7	1.7	—	—	89.6	1.7	85.5
Total Mortgage-Backed Securities	8.9	3.1	449.6	2.2	382.7	2.1	—	—	841.2	2.1	836.3
Total	$37.3	2.8%	$1,144.2	2.2%	$959.4	2.4%	$43.0	6.1%	$2,183.9	2.4%	$2,186.0
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$155.1	0.8%	$375.0	1.3%	$—	—%	$—	—%	$530.1	1.2%	$530.9
Debt Securities Issued by States and Political Subdivisions [1]	—	—	68.5	3.5	124.6	5.3	49.2	6.2	242.3	5.0	252.3
Debt Securities Issued by Corporations	—	—	3.2	2.5	132.4	2.1	—	—	135.6	2.1	134.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	15.7	2.5	1,520.9	2.1	403.5	3.3	—	—	1,940.1	2.3	1,936.8
Residential - U.S. Government-Sponsored Enterprises	0.2	4.4	365.8	2.1	386.8	2.3	—	—	752.8	2.2	742.6
Commercial - Government Agencies	—	—	123.1	3.1	102.8	2.4	6.2	3.8	232.1	2.8	230.4
Total Mortgage-Backed Securities	15.9	2.5	2,009.8	2.1	893.1	2.8	6.2	3.8	2,925.0	2.3	2,909.8
Total	$171.0	0.9%	$2,456.5	2.0%	$1,150.1	2.9%	$55.4	5.9%	$3,833.0	2.3%	$3,827.5
Total Investment Securities
As of December 31, 2016	$208.3		$3,600.7		$2,109.5		$98.4		$6,016.9		$6,013.5
As of December 31, 2015	$166.3		$4,051.1		$1,838.6		$162.8		$6,218.8		$6,263.2

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.0 billion as of December 31, 2016, a decrease of $220.5 million or 4% compared to December 31, 2015. As of December 31, 2016, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.2 years.

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

In 2016, we continued to reduce our positions in mortgage-backed securities issued by Ginnie Mae. We re-invested these proceeds primarily into higher-yielding loan products. In addition, we increased our holdings in Small Business Administration securities, U.S. Treasury Notes and mortgage-backed securities issued by Freddie Mac. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of December 31, 2016, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2016, these mortgage-backed securities were all AAA-rated. As of December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

Gross unrealized gains in our investment securities portfolio were $53.8 million as of December 31, 2016 and $84.9 million as of December 31, 2015. Gross unrealized losses on our temporarily impaired investment securities were $57.2 million as of December 31, 2016 and $40.5 million as of December 31, 2015. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2016, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $521.8 million, representing 56% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 77% of the Company’s Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
The Company’s corporate bond holdings as of December 31, 2016 had a fair value of $403.7 million. Of this total, $134.5 million or 33% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $269.2 million of corporate bonds, 76% were credit-rated A or better by Standard & Poor’s while most of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial
Commercial and Industrial	$1,249,791	$1,115,168	$1,055,243	$911,367	$829,512
Commercial Mortgage	1,889,551	1,677,147	1,437,513	1,247,510	1,097,425
Construction	270,018	156,660	109,183	107,349	113,987
Lease Financing	208,332	204,877	226,189	262,207	274,969
Total Commercial	3,617,692	3,153,852	2,828,128	2,528,433	2,315,893
Consumer
Residential Mortgage	3,163,073	2,925,605	2,571,090	2,282,894	2,349,916
Home Equity	1,334,163	1,069,400	866,688	773,385	770,376
Automobile	454,333	381,735	323,848	255,986	209,832
Other [1]	380,524	348,393	307,835	254,689	208,504
Total Consumer	5,332,093	4,725,133	4,069,461	3,566,954	3,538,628
Total Loans and Leases	$8,949,785	$7,878,985	$6,897,589	$6,095,387	$5,854,521
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $8.9 billion as of December 31, 2016. This represents a $1.1 billion or 14% increase from December 31, 2015.

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

Commercial loans and leases were $3.6 billion as of December 31, 2016, an increase of $463.8 million or 15% from December 31, 2015. Commercial and industrial loans increased by $134.6 million or 12% from December 31, 2015 due to an increase in corporate demand for funding. Commercial mortgage loans increased by $212.4 million or 13% from December 31, 2015 primarily due to increased demand from new and existing customers as the Hawaii economy continued to be strong. Construction loans increased by $113.4 million or 72% from December 31, 2015 primarily due to increased activity in construction projects such as condominiums and low-income housing. Lease financing increased by $3.5 million or 2% from December 31, 2015 primarily due to an increase of energy tax credit leases, partially offset by paydowns.

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

Consumer loans and leases were $5.3 billion as of December 31, 2016, an increase of $607.0 million or 13% from December 31, 2015. Residential mortgage loans increased by $237.5 million or 8% from December 31, 2015 primarily due to an increase in loan origination and refinance activity. Home equity loans increased by $264.8 million or 25% from December 31, 2015 due in large part to strong new loan production and continued strength in the Hawaii economy.  In addition, we experienced steady line utilization during 2016. Automobile loans increased by $72.6 million or 19% from December 31, 2015 primarily driven by market share gains and steady consumer demand. Other consumer loans increased by $32.1 million or 9% from December 31, 2015 primarily due to growth in our automobile leasing portfolio.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2016
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$1,076,742	$105,474	$66,573	$639	$363	$1,249,791
Commercial Mortgage	1,700,162	31,003	158,386	—	—	1,889,551
Construction	262,558	—	1,196	6,264	—	270,018
Lease Financing	56,752	147,092	1,309	—	3,179	208,332
Total Commercial	3,096,214	283,569	227,464	6,903	3,542	3,617,692
Consumer
Residential Mortgage	3,067,079	—	93,764	2,230	—	3,163,073
Home Equity	1,296,976	1,776	34,090	1,321	—	1,334,163
Automobile	360,759	13	89,617	3,944	—	454,333
Other [3]	303,372	—	40,293	36,859	—	380,524
Total Consumer	5,028,186	1,789	257,764	44,354	—	5,332,093
Total Loans and Leases	$8,124,400	$285,358	$485,228	$51,257	$3,542	$8,949,785
Percentage of Total Loans and Leases	91%	3%	5%	1%	0%	100%

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

Our Hawaii loan and lease portfolio increased by $955.0 million or 13% from December 31, 2015, reflective of a healthy Hawaii economy.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2016
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$333,763	$430,444	$485,584	$1,249,791
Construction	74,193	106,731	89,094	270,018
Total	$407,956	$537,175	$574,678	$1,519,809
1 Based on contractual maturities.
2 As of December 31, 2016, loans maturing after one year consisted of $700.6 million in variable rate loans and $411.3 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2016 and 2015. As of December 31, 2016, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $194.7 million as of December 31, 2016, a decrease of $4.7 million or 2% from December 31, 2015. This decrease was primarily due to the sale of six aircraft ($4.7 million carrying value as of December 31, 2015) that were previously on lease agreements. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2016 and 2015.

Deposits	Table 11
	December 31,
(dollars in thousands)	2016	2015
Consumer	$6,997,482	$6,445,510
Commercial	6,110,189	5,502,739
Public and Other	1,212,569	1,302,854
Total Deposits	$14,320,240	$13,251,103

Total deposits were $14.3 billion as of December 31, 2016, a $1.1 billion or 8% increase from December 31, 2015. This increase was primarily due to a $607.5 million increase in commercial deposits, mainly reflecting core deposit growth. In addition, consumer deposits increased by $552.0 million, mainly due to continued growth in our relationship checking and savings deposits products. These increases were partially offset by a $90.3 million decrease in public and other deposits primarily due to a decrease in public time deposits.

Table 12 presents the components of our savings deposits as of December 31, 2016 and 2015.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2016	2015
Money Market	$1,947,775	$1,794,742
Regular Savings	3,447,924	3,230,449
Total Savings Deposits	$5,395,699	$5,025,191

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2016	2015
Private Institutions	$500,000	$575,000
Government Entities	23,378	53,857
Total Securities Sold Under Agreements to Repurchase	$523,378	$628,857

Securities sold under agreements to repurchase decreased by $105.5 million or 17% from December 31, 2015. This decrease was primarily due to repurchase agreements maturing in 2016. As of December 31, 2016, the weighted-average maturity was 40 days for our repurchase agreements with government entities and 3.0 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.6 years.  As of December 31, 2016 and 2015, the weighted-average interest rate for repurchase agreements with government entities was 0.31% and 0.37%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2016 and 2015 was 4.14% and 4.22%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.  See Note 9 and 19 to the Consolidated Financial Statements for more information.

Other Debt

Other debt was $267.9 million as of December 31, 2016, an increase of $22.2 million or 9% from December 31, 2015. This increase was primarily due to three additional FHLB advances totaling $75.0 million taken during 2016, partially offset by a
$50.0 million FHLB advance which matured during the first quarter of 2016. As of December 31, 2016, our ten FHLB advances totaled $250.0 million with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of December 31, 2016, our remaining line of credit with the FHLB was $1.7 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $48.5 million as of December 31, 2016, a $1.1 million or 2% increase from December 31, 2015. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The increase in retirement benefits payable was primarily due to utilizing a lower discount rate.

The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the present value of future benefit obligations as of each year-end is the rate used to estimate the net periodic benefit cost for the following year. Table 14 presents a sensitivity analysis of a 25 basis point change in discount rates to the pension and postretirement benefit plan’s net periodic benefit cost and benefit obligations:

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefit	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2016 Net Periodic Benefit Cost	4.70%	4.74%	$18	$(88)	$(26)	$89
Benefit Plan Obligations as of December 31, 2016	4.45%	4.57%	(2,805)	(795)	2,881	822
Estimated 2017 Net Periodic Benefit Cost	4.45%	4.57%	29	(75)	(38)	76

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2016, 2015 and 2014, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Managing risk is an essential part of successfully operating our business. Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product, and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing consists of direct financing leases and leveraged leases and are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaii. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) ratios deemed appropriate based on the property type, location, overall quality, and sponsorship. Generally, these LTV ratios do not exceed 75%. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties such as hotels. Substantially our entire commercial mortgage loans are secured by properties located in our primary market area.

In the underwriting of our commercial mortgage loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic fundamentals of the property and the creditworthiness of the borrower. In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deducting for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower. We typically require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required. Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the operation of the business. Real estate is evaluated independently as a secondary source of repayment. As noted above, LTV ratios generally do not exceed 75%.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are generally secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We will selectively offer interest-only mortgage loans through our Private Banking channel.

Home equity loans are secured by both first and second liens on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 89.99% of the value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. We do not offer home equity loan products with reduced documentation.

Automobile lending activities include loans and leases secured by new or used automobiles. We originate automobile loans and leases on an indirect basis through selected dealerships in Hawaii, Guam and Saipan. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity and repayment ability, credit history, and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount. We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

General economic conditions in Hawaii remained healthy during 2016, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. Our overall credit risk position reflects these positive economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$151	$5,829	$9,088	$11,929	$5,534
Commercial Mortgage	997	3,469	745	2,512	3,030
Construction	—	—	—	—	833
Total Commercial	1,148	9,298	9,833	14,441	9,397
Consumer
Residential Mortgage	13,780	14,598	14,841	20,264	21,725
Home Equity	3,147	4,081	3,097	1,740	2,074
Total Consumer	16,927	18,679	17,938	22,004	23,799
Total Non-Accrual Loans and Leases	18,075	27,977	27,771	36,445	33,196
Foreclosed Real Estate	1,686	824	2,311	3,205	3,887
Total Non-Performing Assets	$19,761	$28,801	$30,082	$39,650	$37,083

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$2	$1,173	$27
Total Commercial	—	—	2	1,173	27
Consumer
Residential Mortgage	3,127	4,453	4,506	4,564	6,908
Home Equity	1,457	1,710	2,596	3,009	2,701
Automobile	894	315	616	322	186
Other [1]	1,592	1,096	941	790	587
Total Consumer	7,070	7,574	8,659	8,685	10,382
Total Accruing Loans and Leases Past Due 90 Days or More	$7,070	$7,574	$8,661	$9,858	$10,409
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$52,208	$49,430	$45,474	$51,123	$31,844
Total Loans and Leases	$8,949,785	$7,878,985	$6,897,589	$6,095,387	$5,854,521
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.20%	0.36%	0.40%	0.60%	0.57%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.22%	0.37%	0.44%	0.65%	0.63%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.03%	0.29%	0.38%	0.61%	0.45%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.35%	0.41%	0.47%	0.68%	0.75%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.30%	0.46%	0.56%	0.81%	0.81%

1 Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for 2016:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$28,801
Additions	11,174
Reductions
Payments	(10,166)
Return to Accrual Status	(9,186)
Sales of Foreclosed Real Estate	(309)
Charge-offs/Write-downs	(553)
Total Reductions	(20,214)
Balance at End of Year	$19,761

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

Total NPAs were $19.8 million as of December 31, 2016, a decrease of $9.0 million or 31% from December 31, 2015. The decrease was experienced in both the commercial and consumer lending portfolios. The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.22% as of December 31, 2016 and 0.37% as of December 31, 2015.

Commercial and industrial non-accrual loans decreased by $5.7 million or 97% from December 31, 2015 due to payoffs. In particular, one loan with a carrying value of $4.3 million as of December 31, 2015 was paid off during the first quarter of 2016. As of December 31, 2016, two commercial borrowers comprised the entire non-accrual balance in this category.

Commercial mortgage non-accrual loans decreased by $2.5 million or 71% from December 31, 2015 primarily due to the return of one loan to accrual status and paydowns on two loans. We have individually evaluated the three remaining commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $0.8 million or 6% from December 31, 2015 primarily due to paydowns and payoffs. In addition, two loans modified in a troubled debt restructuring (“TDR”) were returned to accrual status. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist our borrowers wishing to remain in their residences despite having financial challenges.  As of December 31, 2016, our residential mortgage non-accrual loans were comprised of 34 loans with a weighted average current LTV ratio of 67%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.9 million or 105% from December 31, 2015 primarily due to the addition of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.1 million as of December 31, 2016, a $0.5 million or 7% decrease from December 31, 2015.  This decrease was primarily in our residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $60.7 million as of December 31, 2016 and $66.7 million as of

December 31, 2015, and had a related Allowance of $3.6 million as of December 31, 2016 and $3.6 million as of December 31, 2015.  The decrease in impaired loans was primarily due to the aforementioned loan payoff of one commercial and industrial loan with a carrying value of $4.3 million as of December 31, 2015. The decrease was also due to paydowns. As of December 31, 2016, we recorded cumulative charge-offs of $15.5 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2016 had been accrued under the original terms, approximately $1.4 million in total interest income would have been recorded in 2016, compared to $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2016	2015
Commercial
Commercial and Industrial	$10,170	$14,860
Commercial Mortgage	9,157	9,827
Construction	1,513	1,604
Total Commercial	20,840	26,291
Consumer
Residential Mortgage	25,625	28,981
Home Equity	1,516	1,089
Automobile	9,660	7,012
Other [1]	2,326	1,665
Total Consumer	39,127	38,747
Total	$59,967	$65,038
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR decreased by $5.1 million or 8% from December 31, 2015. This decrease was primarily due to the aforementioned loan payoff of one commercial and industrial loan with a carrying value of $4.3 million as of December 31, 2015. Residential mortgage loans remain our largest TDR loan class and represent loans in which we lowered monthly payments to accommodate the borrowers’ financial needs for a period of time. As of December 31, 2016, $52.2 million or 87% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making at least six consecutive payments. See Note 4 to the Consolidated Financial Statements for a description of the modification programs that we currently offer to our customers.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”). Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2016	2015	2014	2013	2012
Balance at Beginning of Period	$108,952	$114,575	$121,521	$134,276	$144,025
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(865)	(954)	(2,002)	(8,083)	(3,617)
Construction	—	—	—	—	(330)
Lease Financing	—	—	(66)	(16)	—
Consumer
Residential Mortgage	(723)	(613)	(771)	(2,013)	(4,408)
Home Equity	(1,104)	(1,330)	(1,672)	(5,220)	(6,717)
Automobile	(6,355)	(5,860)	(3,961)	(2,131)	(2,082)
Other [1]	(9,462)	(7,682)	(6,967)	(7,657)	(7,005)
Total Loans and Leases Charged-Off	(18,509)	(16,439)	(15,439)	(25,120)	(24,159)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	8,058	1,948	4,625	1,681	3,939
Commercial Mortgage	53	61	57	557	67
Construction	23	32	29	365	8
Lease Financing	3	132	10	41	177
Consumer
Residential Mortgage	1,151	1,297	3,448	3,540	2,820
Home Equity	1,776	2,489	1,637	1,943	1,335
Automobile	2,207	1,917	1,577	1,628	1,931
Other [1]	1,881	1,755	2,154	1,962	3,154
Total Recoveries on Loans and Leases Previously Charged-Off	15,152	9,631	13,537	11,717	13,431
Net Loans and Leases Charged-Off	(3,357)	(6,808)	(1,902)	(13,403)	(10,728)
Provision for Credit Losses	4,750	1,000	(4,864)	—	979
Provision for Unfunded Commitments	500	185	(180)	648	—
Balance at End of Period [2]	$110,845	$108,952	$114,575	$121,521	$134,276
Components
Allowance for Loan and Lease Losses	$104,273	$102,880	$108,688	$115,454	$128,857
Reserve for Unfunded Commitments	6,572	6,072	5,887	6,067	5,419
Total Reserve for Credit Losses	$110,845	$108,952	$114,575	$121,521	$134,276
Average Loans and Leases Outstanding	$8,362,210	$7,423,572	$6,405,431	$5,883,686	$5,680,279
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.04%	0.09%	0.03%	0.23%	0.19%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.17%	1.31%	1.58%	1.89%	2.20%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

Allowance for Loan and Lease Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 19
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial
Commercial and Industrial	$22,797	$22,052	$26,822	$31,942	$20,724
Commercial Mortgage	33,893	31,889	31,118	29,495	33,182
Construction	7,771	5,541	4,927	5,588	3,592
Lease Financing	1,219	1,232	1,684	4,421	15,206
Total Commercial	65,680	60,714	64,551	71,446	72,704
Consumer
Residential Mortgage	6,435	11,151	14,069	14,631	18,063
Home Equity	13,442	13,118	14,798	13,072	24,261
Automobile	9,763	8,516	4,251	4,016	2,370
Other [1]	8,953	9,381	11,019	12,289	11,459
Total Consumer	38,593	42,166	44,137	44,008	56,153
Total Allocation of Allowance for Loan and Lease Losses	$104,273	$102,880	$108,688	$115,454	$128,857

	December 31,
	2016		2015		2014		2013		2012
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.82%	13.96%	1.98%	14.15%	2.54%	15.30%	3.50%	14.95%	2.50%	14.17%
Commercial Mortgage	1.79	21.11	1.90	21.29	2.16	20.84	2.36	20.47	3.02	18.74
Construction	2.88	3.02	3.54	1.99	4.51	1.58	5.20	1.76	3.15	1.95
Lease Financing	0.59	2.33	0.60	2.60	0.74	3.28	1.69	4.30	5.53	4.70
Total Commercial	1.82	40.42	1.93	40.03	2.28	41.00	2.83	41.48	3.14	39.56
Consumer
Residential Mortgage	0.20	35.34	0.38	37.13	0.55	37.28	0.64	37.45	0.77	40.14
Home Equity	1.01	14.91	1.23	13.57	1.71	12.56	1.69	12.69	3.15	13.16
Automobile	2.15	5.08	2.23	4.85	1.31	4.70	1.57	4.20	1.13	3.58
Other [1]	2.35	4.25	2.69	4.42	3.58	4.46	4.83	4.18	5.50	3.56
Total Consumer	0.72	59.58	0.89	59.97	1.08	59.00	1.23	58.52	1.59	60.44
Total	1.17%	100.00%	1.31%	100.00%	1.58%	100.00%	1.89%	100.00%	2.20%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2016, the Allowance was $104.3 million or 1.17% of total loans and leases outstanding, compared with an Allowance of $102.9 million or 1.31% of total loans and leases outstanding as of December 31, 2015.  The level of the Allowance was commensurate with the Company’s stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

Net charge-offs of loans and leases were $3.4 million or 0.04% of total average loans and leases in 2016 compared to $6.8 million or 0.09% of total average loans and leases in 2015. Net charge-offs in our consumer portfolios were $10.6 million in 2016 compared to $8.0 million in 2015. This increase was primarily reflected in our automobile and other consumer portfolios, reflective of the growth and seasoning in these portfolios. Net recoveries in our commercial portfolios were $7.3 million in 2016 compared to net recoveries of $1.2 million in 2015. This increase was primarily due to the recovery of one commercial and industrial loan.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2016 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment increased by $5.0 million or 8% from December 31, 2015. This increase was primarily due to a $4.2 million increase in the Allowance allocated to the commercial mortgage and construction portfolios due to strong loan growth.
The allocation of the Allowance to our consumer portfolio segment decreased by $3.6 million or 8% from December 31, 2015 and is consistent with current asset quality metrics and economic conditions.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.6 million as of December 31, 2016, an increase of $0.5 million or 8% from December 31, 2015. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $914.1 million as of December 31, 2016 and $977.9 million as of December 31, 2015. We also maintained investments in corporate bonds with a carrying value of $404.8 million as of December 31, 2016 and $460.2 million as of December 31, 2015. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the “Analysis of Statements of Condition - Investment Securities” section in MD&A for more information.

Our use of derivative financial instruments has been very limited in recent years. However, these financial instruments do expose the Company to counterparty credit risk. See Note 17 to the Consolidated Financial Statements for more information.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Our market risk management process involves measuring, monitoring, controlling, and mitigating risks that can significantly impact our statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance while limiting volatility.

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

In managing interest rate risk, we, through the Asset/Liability Management Committee (“ALCO”), measure short and long-term sensitivities to changes in interest rates.  The ALCO, which is comprised of members of executive management, utilizes several techniques to manage interest rate risk, which include:

•	adjusting the statement of condition mix or altering the interest rate characteristics of assets and liabilities;

•	changing product pricing strategies;

•	modifying characteristics of the investment securities portfolio; and

•	using derivative financial instruments.

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

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model that attempts to capture the dynamic nature of the statement of condition.  The model is used to estimate and measure the statement of condition sensitivity to changes in interest rates.  These estimates are based on assumptions about the behavior of loan and deposit pricing, repayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits.  While such assumptions are inherently uncertain, we believe that our assumptions are reasonable.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2016 and 2015, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2016, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2016 was more sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. The increase in sensitivity was due to changes in our statement of condition mix, including overall loan and core deposit growth. Also contributing to the sensitivity increase was lengthening the tenor of our liabilities, including public funds and term debt, as well as higher liquidity.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2016		December 31, 2015
Gradual Change in Interest Rates (basis points)
+200	$17,752	4.1%	$11,217	2.7%
+100	8,524	1.9	5,095	1.2
-100	(10,810)	(2.5)	(7,132)	(1.7)
Immediate Change in Interest Rates (basis points)
+200	$45,372	10.4%	$28,194	6.9%
+100	22,090	5.0	12,840	3.1
-100	(27,888)	(6.4)	(20,437)	(5.0)

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time. Conversely, if the yield curve were to steepen, net interest income may increase.

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2016, we could have borrowed an additional $1.7 billion from the FHLB and an additional $625.7 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2016. As of December 31, 2016, cash and cash equivalents were $879.6 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $14.3 billion. As of December 31, 2016, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.6 years.

Capital Management

We actively manage capital, commensurate with our risk profile, in our efforts to enhance shareholder value. We also seek to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory “well-capitalized” thresholds. Periodically, we may respond to market conditions by implementing changes to our overall balance sheet positioning to manage our capital position.

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures intended to ensure capital adequacy. In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. These rules became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Company’s capital levels remained characterized as “well-capitalized.” The Company’s regulatory capital ratios are presented in Table 21 below. There have been no conditions or events since December 31, 2016 that management believes have changed either the Company’s or the Bank’s capital classifications. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

As of December 31, 2016, shareholders’ equity was $1.2 billion, an increase of $45.3 million or 4% from December 31, 2015. Earnings for 2016 of $181.5 million, common stock issuances of $10.3 million, and share-based compensation of $6.8 million were offset by cash dividends paid of $81.2 million, common stock repurchases of $61.8 million, and other comprehensive loss of $10.3 million. In 2016, we also repurchased 847,964 shares of our common stock under our share repurchase program at an average cost per share of $68.42 and a total cost of $58.0 million. From the beginning of our share repurchase program in July 2001 through December 31, 2016, we repurchased a total of 53.6 million shares of common stock and returned a total of $2.03 billion to our shareholders at an average cost of $37.84 per share.

From January 1, 2017 through February 15, 2017, the Parent repurchased an additional 51,500 shares of common stock at an average cost of $86.39 per share and a total cost of $4.4 million. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2017, the Parent’s Board of Directors declared a quarterly cash dividend of $0.50 per share on the Parent’s outstanding shares. The dividend will be payable on March 14, 2017 to shareholders of record at the close of business on February 28, 2017.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Change in Shareholders' Equity
Net Income	$181,461	$160,704	$163,042	$150,502	$166,076
Cash Dividends Paid	(81,157)	(78,367)	(79,660)	(80,534)	(81,645)
Dividend Reinvestment Program	4,271	4,316	4,479	4,656	4,721
Common Stock Repurchased	(61,807)	(52,981)	(64,046)	(39,655)	(81,444)
Other[1]	2,509	27,502	19,295	(44,658)	11,290
Increase (Decrease) in Shareholders' Equity	$45,277	$61,174	$43,110	$(9,689)	$18,998

Regulatory Capital [2]
Shareholders' Equity	$1,161,537	$1,116,260	$1,055,086	$1,011,976	$1,021,665
Less: Goodwill [3]	27,413	27,416	31,517	31,517	31,550
Postretirement Benefit Liability Adjustments	(28,892)	(28,860)	(34,115)	(22,394)	(30,569)
Net Unrealized Gains (Losses) on Investment Securities [4]	(5,014)	5,304	15,984	(1,300)	45,977
Other	(198)	(198)	2,069	(137)	24
Common Equity Tier 1 Capital	1,168,228	1,112,598	N/A	N/A	N/A
Tier 1 Capital	1,168,228	1,112,598	1,039,631	1,004,290	974,683
Allowable Reserve for Credit Losses	110,300	99,647	88,785	78,761	71,680
Total Regulatory Capital	$1,278,528	$1,212,245	$1,128,416	$1,083,051	$1,046,363

Risk-Weighted Assets [2]	$8,823,485	$7,962,484	$7,077,035	$6,258,143	$5,671,774

Key Regulatory Capital Ratios [2]
Common Equity Tier 1 Capital Ratio	13.24%	13.97%	N/A%	N/A%	N/A%
Tier 1 Capital Ratio	13.24	13.97	14.69	16.05	17.18
Total Capital Ratio	14.49	15.22	15.94	17.31	18.45
Tier 1 Leverage Ratio	7.21	7.26	7.13	7.24	7.25
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.
2 December 31, 2016 and 2015 calculated under Basel III rules, which became effective January 1, 2015.
3 December 31, 2016 and 2015 calculated net of deferred tax liabilities.
4 December 31, 2016 and 2015 includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

Management continues to monitor regulatory developments and their potential impact to the Company’s liquidity requirements.

Stress Testing

The Dodd-Frank Act required federal banking agencies to issue regulations that obligate banks with total consolidated assets of more than $10.0 billion to conduct and publish company-run annual stress tests to assess the potential impact of different scenarios on the consolidated earnings and capital of each bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On October 9, 2012, the FRB published final rules implementing the stress testing requirements for banks, such as the Company, with total consolidated assets of more than $10.0 billion but less than $50.0 billion.  These rules set forth the timing and type of stress test activities, as well as rules governing controls, oversight and disclosure.

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

We submitted our latest stress testing results to the FRB on July 29, 2016 and disclosed the results to the public (via posting to our website) on October 25, 2016.

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

Guarantees

We pool Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to Ginnie Mae. We also sell residential mortgage loans in the secondary market to Fannie Mae. The agreements under which we sell residential mortgage loans to Ginnie Mae or Fannie Mae and the insurance or guaranty agreements with the FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although these loans are primarily sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse the respective investor if it is found that required documents were not delivered or were defective.

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

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Deposits with No Stated Maturity	$13,102,533	$—	$—	$—	$13,102,533
Time Deposits	865,027	220,106	121,916	10,658	1,217,707
Funds Purchased	9,616	—	—	—	9,616
Securities Sold Under Agreements to Repurchase	23,378	200,000	275,000	25,000	523,378
Other Debt [2]	449	225,897	32,833	—	259,179
Banker’s Acceptances Outstanding	90	—	—	—	90
Capital Lease Obligations	825	1,650	1,650	25,581	29,706
Non-Cancelable Operating Leases	13,632	22,153	18,411	103,083	157,279
Purchase Obligations	13,421	17,570	13,305	2,290	46,586
Pension and Postretirement Benefit Contributions [3]	1,427	2,763	2,905	8,776	15,871
Total Contractual Obligations	$14,030,398	$690,139	$466,020	$175,388	$15,361,945

[1]
Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2016 was $6.6 million. We were unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

[2]	Includes interest on non-recourse debt.

[3]	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the above table (see Note 20 to the Consolidated Financial Statements for more information). Our non-cancelable operating leases and capital lease obligations are primarily related to branch premises, equipment, and a portion of the Company’s headquarters’ building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates.

See discussion of credit, lease, and other contractual commitments in Note 20 to the Consolidated Financial Statements.

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2016 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2016 and 2015.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2016				2015
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$117,067	$113,979	$113,785	$113,069	$111,370	$107,360	$107,250	$106,130
Interest Expense	9,974	10,067	10,235	10,045	9,726	9,469	9,468	9,360
Net Interest Income	107,093	103,912	103,550	103,024	101,644	97,891	97,782	96,770
Provision for Credit Losses	3,250	2,500	1,000	(2,000)	1,000	—	—	—
Investment Securities Gains (Losses), Net	(337)	(328)	(312)	11,180	(181)	24	86	10,231
Noninterest Income	46,840	48,442	46,831	45,027	44,947	43,197	45,839	42,076
Noninterest Expense	89,589	87,532	86,071	87,386	85,727	91,888	83,574	86,915
Income Before Provision for Income Taxes	60,757	61,994	62,998	73,845	59,683	49,224	60,133	62,162
Provision for Income Taxes	17,244	18,501	18,753	23,635	16,851	14,948	18,979	19,720
Net Income	$43,513	$43,493	$44,245	$50,210	$42,832	$34,276	$41,154	$42,442

Per Common Share
Basic Earnings Per Share	$1.03	$1.02	$1.04	$1.17	$1.00	$0.79	$0.95	$0.98
Diluted Earnings Per Share	$1.02	$1.02	$1.03	$1.16	$0.99	$0.79	$0.95	$0.97
Dividends Declared Per Share	$0.48	$0.48	$0.48	$0.45	$0.45	$0.45	$0.45	$0.45

Performance Ratios
Net Income to Average Total Assets (ROA)	1.07%	1.09%	1.14%	1.30%	1.11%	0.89%	1.10%	1.15%
Net Income to Average Shareholders’ Equity (ROE)	14.90	14.89	15.56	17.88	15.41	12.45	15.33	16.18
Efficiency Ratio [1]	58.33	57.58	57.35	54.88	58.55	65.12	58.16	58.30
Net Interest Margin [2]	2.83	2.80	2.85	2.86	2.85	2.77	2.81	2.81

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2016 was $43.5 million, an increase of $0.7 million or 2% compared to the fourth quarter of 2015. Diluted earnings per share were $1.02 for the fourth quarter of 2016, an increase of $0.03 or 3% compared to the fourth quarter of 2015.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2016 was $110.1 million, an increase of $5.5 million or 5% compared to the fourth quarter of 2015. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily due to higher deposit balances. Net interest margin was 2.83% for the fourth quarter of 2016, a decrease of 2 basis point compared to the fourth quarter of 2015. Loan and investment yields decreased slightly in the fourth quarter of 2016 compared to the fourth quarter of 2015 primarily due to lower yields in our investment securities and loans. However, this was partially offset by our loans and leases, which generally have higher yields than investment securities, comprising a larger percentage of our earning assets in the current quarter. Market interest rates rose significantly during the fourth quarter of 2016. To the extent interest rates remain at these higher levels or increase further, our margins may improve.  However, as interest rates are still at relatively low levels, any potential increase in our margin will take time to be fully realized.

Provision for Credit Losses

We recorded a Provision of $3.3 million in the fourth quarter of 2016 compared to a Provision of $1.0 million recorded in the fourth quarter of 2015, while recording net charge-offs of loans and leases of $3.0 million and $2.2 million in the fourth quarters of 2016 and 2015, respectively. The Provision recorded was based on our determination that the allowance for loan and lease losses should be $104.3 million as of December 31, 2016.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $46.8 million in the fourth quarter of 2016, an increase of $1.9 million or 4% compared to the fourth quarter of 2015. This increase was primarily due to a $3.1 million increase in mortgage banking income, mainly due to a $2.2 million valuation impairment recovery on our mortgage servicing rights. In addition, we experienced higher sales of conforming saleable loans from current production and from our mortgage loan portfolio, and higher loan origination and refinancing activity. The increase was partially offset by a $1.0 million distribution received in 2015 from a low-income housing partnership.

Noninterest Expense

Noninterest expense was $89.6 million in the fourth quarter of 2016, an increase of $3.9 million or 5% compared to the fourth quarter of 2015. This increase was primarily due to a $3.0 million decrease in net gain on sale of real estate property. Salaries and benefits expense increased by $2.6 million primarily due to an increase in incentive compensation and share-based compensation. The increase in share-based compensation was primarily due to the value of restricted stock units increasing as a result of the Company’s higher share price. The increase in noninterest expense was partially offset by a $1.4 million decrease in data processing expense primarily due to the roll-out of EMV chip-enabled debit cards in 2015.

Provision for Income Taxes

The provision for income taxes was $17.2 million in the fourth quarter of 2016, an increase of $0.4 million or 2% compared to the fourth quarter of 2015. The effective tax rate for the fourth quarter of 2016 was 28.38% compared with an effective tax rate of 28.23% for the fourth quarter of 2015.

Common Stock Repurchase Program

In the fourth quarter of 2016, we repurchased 133,964 shares of our common stock under our share repurchase program at an average cost per share of $77.83 and a total cost of $10.4 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Bank of Hawaii Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Hawaii Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Hawaii Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 27, 2017

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Interest Income
Interest and Fees on Loans and Leases	$333,239	$298,522	$267,407
Income on Investment Securities
Available-for-Sale	41,892	41,492	42,475
Held-to-Maturity	79,087	89,650	105,860
Deposits	9	8	9
Funds Sold	2,861	1,133	673
Other	812	1,305	1,209
Total Interest Income	457,900	432,110	417,633
Interest Expense
Deposits	12,647	9,626	9,534
Securities Sold Under Agreements to Repurchase	23,406	25,364	25,905
Funds Purchased	12	12	13
Other Debt	4,256	3,021	2,525
Total Interest Expense	40,321	38,023	37,977
Net Interest Income	417,579	394,087	379,656
Provision for Credit Losses	4,750	1,000	(4,864)
Net Interest Income After Provision for Credit Losses	412,829	393,087	384,520
Noninterest Income
Trust and Asset Management	46,203	47,685	47,798
Mortgage Banking	19,895	11,583	7,571
Service Charges on Deposit Accounts	33,654	34,072	35,669
Fees, Exchange, and Other Service Charges	55,176	53,353	53,401
Investment Securities Gains, Net	10,203	10,160	8,063
Annuity and Insurance	7,017	7,664	8,065
Bank-Owned Life Insurance	6,561	7,039	6,639
Other	18,634	14,663	12,811
Total Noninterest Income	197,343	186,219	180,017
Noninterest Expense
Salaries and Benefits	201,150	191,963	183,028
Net Occupancy	30,252	30,217	37,296
Net Equipment	20,578	20,162	18,479
Data Processing	15,208	16,472	14,979
Professional Fees	10,072	9,660	9,794
FDIC Insurance	8,615	8,669	7,936
Other	64,703	70,961	55,387
Total Noninterest Expense	350,578	348,104	326,899
Income Before Provision for Income Taxes	259,594	231,202	237,638
Provision for Income Taxes	78,133	70,498	74,596
Net Income	$181,461	$160,704	$163,042
Basic Earnings Per Share	$4.26	$3.72	$3.71
Diluted Earnings Per Share	$4.23	$3.70	$3.69
Dividends Declared Per Share	$1.89	$1.80	$1.80
Basic Weighted Average Shares	42,644,100	43,217,818	43,899,208
Diluted Weighted Average Shares	42,879,783	43,454,877	44,125,456

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net Income	$181,461	$160,704	$163,042
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(10,318)	(2,125)	16,858
Defined Benefit Plans	(31)	5,254	(11,721)
Other Comprehensive Income (Loss)	(10,349)	3,129	5,137
Comprehensive Income	$171,112	$163,833	$168,179

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Interest-Bearing Deposits in Other Banks	$3,187	$4,130
Funds Sold	707,343	592,892
Investment Securities
Available-for-Sale	2,186,041	2,256,818
Held-to-Maturity (Fair Value of $3,827,527 and $4,006,412)	3,832,997	3,982,736
Loans Held for Sale	62,499	4,808
Loans and Leases	8,949,785	7,878,985
Allowance for Loan and Lease Losses	(104,273)	(102,880)
Net Loans and Leases	8,845,512	7,776,105
Total Earning Assets	15,637,579	14,617,489
Cash and Due From Banks	169,077	158,699
Premises and Equipment, Net	113,505	111,199
Accrued Interest Receivable	46,444	44,719
Foreclosed Real Estate	1,686	824
Mortgage Servicing Rights	23,663	23,002
Goodwill	31,517	31,517
Bank-Owned Life Insurance	274,188	268,175
Other Assets	194,708	199,392
Total Assets	$16,492,367	$15,455,016

Liabilities
Deposits
Noninterest-Bearing Demand	$4,772,727	$4,286,331
Interest-Bearing Demand	2,934,107	2,761,930
Savings	5,395,699	5,025,191
Time	1,217,707	1,177,651
Total Deposits	14,320,240	13,251,103
Funds Purchased	9,616	7,333
Securities Sold Under Agreements to Repurchase	523,378	628,857
Other Debt	267,938	245,786
Retirement Benefits Payable	48,451	47,374
Accrued Interest Payable	5,334	5,032
Taxes Payable and Deferred Taxes	21,674	17,737
Other Liabilities	134,199	135,534
Total Liabilities	15,330,830	14,338,756
Commitments, Contingencies, and Guarantees (Note 20)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2016 - 57,856,672 / 42,635,978 and December 31, 2015 - 57,749,071 / 43,282,153)	576	575
Capital Surplus	551,628	542,041
Accumulated Other Comprehensive Loss	(33,906)	(23,557)
Retained Earnings	1,415,440	1,316,260
Treasury Stock, at Cost (Shares: December 31, 2016 - 15,220,694 and December 31, 2015 - 14,466,918)	(772,201)	(719,059)
Total Shareholders’ Equity	1,161,537	1,116,260
Total Liabilities and Shareholders’ Equity	$16,492,367	$15,455,016

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2013	44,490,385	$572	$522,505	$(31,823)	$1,151,754	$(631,032)	$1,011,976
Net Income	—	—	—	—	163,042	—	163,042
Other Comprehensive Income	—	—	—	5,137	—	—	5,137
Share-Based Compensation	—	—	7,870	—	—	—	7,870
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	345,278	2	1,557	—	(335)	9,543	10,767
Common Stock Repurchased	(1,111,455)	—	—	—	—	(64,046)	(64,046)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(79,660)	—	(79,660)
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086

Net Income	—	—	—	—	160,704	—	160,704
Other Comprehensive Income	—	—	—	3,129	—	—	3,129
Share-Based Compensation	—	—	7,689	—	—	—	7,689
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	401,904	1	2,420	—	(878)	19,457	21,000
Common Stock Repurchased	(843,959)	—	—	—	—	(52,981)	(52,981)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(78,367)	—	(78,367)
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260

Net Income	—	—	—	—	181,461	—	181,461
Other Comprehensive Loss	—	—	—	(10,349)	—	—	(10,349)
Share-Based Compensation	—	—	6,786	—	—	—	6,786
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	259,985	1	2,801	—	(1,124)	8,665	10,343
Common Stock Repurchased	(906,160)	—	—	—	—	(61,807)	(61,807)
Cash Dividends Declared ($1.89 per share)	—	—	—	—	(81,157)	—	(81,157)
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Operating Activities
Net Income	$181,461	$160,704	$163,042
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,750	1,000	(4,864)
Impairment of Equipment Held for Sale	—	9,453	—
Depreciation and Amortization	12,871	12,785	12,442
Amortization of Deferred Loan and Lease Fees	(1,467)	(1,896)	(2,064)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	43,728	49,698	50,280
Share-Based Compensation	6,786	7,689	7,870
Benefit Plan Contributions	(1,284)	(1,974)	(1,561)
Deferred Income Taxes	7,187	(6,517)	(5,211)
Net Gains on Sales of Loans and Leases	(11,113)	(4,139)	(2,896)
Net Gains on Investment Securities	(10,203)	(10,160)	(8,063)
Proceeds from Sales of Loans Held for Sale	273,597	86,338	72,096
Originations of Loans Held for Sale	(280,391)	(81,224)	(68,006)
Tax Benefits from Share-Based Compensation	(1,153)	(1,076)	(670)
Net Change in Other Assets and Other Liabilities	1,760	13,331	(2,915)
Net Cash Provided by Operating Activities	226,529	234,012	209,480

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	398,405	413,587	325,211
Proceeds from Sales	10,430	67,985	16,574
Purchases	(367,346)	(468,573)	(375,620)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	806,339	979,007	776,876
Purchases	(677,652)	(518,664)	(525,070)
Purchase of Bank-Owned Life Insurance	—	—	(35,000)
Net Change in Loans and Leases	(1,263,749)	(1,092,118)	(809,382)
Proceeds from Sales of Loans	147,898	101,803	—
Premises and Equipment, Net	(15,177)	(14,130)	(13,660)
Net Cash Used in Investing Activities	(960,852)	(531,103)	(640,071)

Financing Activities
Net Change in Deposits	1,069,137	618,014	718,433
Net Change in Short-Term Borrowings	(103,196)	(60,870)	(82,971)
Proceeds from Other Debt	75,000	175,000	—
Repayments of Other Debt	(50,000)	(100,000)	—
Tax Benefits from Share-Based Compensation	1,153	1,076	670
Proceeds from Issuance of Common Stock	9,079	15,364	9,995
Repurchase of Common Stock	(61,807)	(52,981)	(64,046)
Cash Dividends Paid	(81,157)	(78,367)	(79,660)
Net Cash Provided by Financing Activities	858,209	517,236	502,421

Net Change in Cash and Cash Equivalents	123,886	220,145	71,830
Cash and Cash Equivalents at Beginning of Period	755,721	535,576	463,746
Cash and Cash Equivalents at End of Period	$879,607	$755,721	$535,576
Supplemental Information
Cash Paid for Interest	$39,482	$37,419	$36,795
Cash Paid for Income Taxes	57,005	72,740	72,127
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	1,058	676	3,950
Transfers from Loans to Loans Held for Sale	189,972	101,803	—

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

The following is a summary of the Company’s significant accounting policies:

Consolidation

The accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. The Parent’s principal operating subsidiary is Bank of Hawaii (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the variable interest entity (“VIE”). The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

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

Prior to January 1, 2015, the Company utilized the effective yield method whereby the Company recognized tax credits generally over 10 years and amortized the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company. On January 1, 2015, the Company adopted ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” prospectively for new investments. ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. As permitted by ASU No. 2014-01, the Company elected to continue to utilize the effective yield method for investments made prior to January 1, 2015.

Unfunded commitments to fund these low-income housing partnerships were $16.2 million and $25.3 million as of December 31, 2016 and 2015, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $78.9 million and $79.0 million as of December 31, 2016 and 2015, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2016 and 2015. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment (“OTTI”) analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2016, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower-of-cost-or fair value. Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices. Any reduction in the loan’s value, prior to being transferred to the held-for-sale category, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses. Further decreases in the fair value of the loan are recognized in noninterest expense.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan and lease losses (the “Allowance”). Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The “other” class of loans and leases is comprised of revolving credit, credit cards, installment, and lease financing arrangements.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor’s prospects for repayment and the fair value of collateral. For the pooled segment of the Company’s commercial and industrial loan class, which consists of small business loans, the entire outstanding balance of the loan remains on accrual status until it is charged off during the month that the loan becomes 120 days past due as to principal or interest. As previously mentioned, for residential mortgage and home equity loan classes, a partial charge-off may be recorded at 120 days past due as to principal or interest depending on the collateral value and/or the collectability of the loan. In the event that a loan or line in the home equity loan class is behind another financial institution’s first mortgage, the entire outstanding balance of the loan is charged off when the loan becomes 120 days past due as to principal or interest, unless the combined loan-to-value ratio is 60% or less. As noted above, loans in the automobile and other consumer loan classes are charged off in its entirety upon the loan becoming 120 days past due (180 days past due for credit cards) as to principal or interest.

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

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a troubled debt restructuring remains on non-accrual status for a period of at least 6 months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”).

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

The level of the Allowance related to the Company’s commercial portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers. This is supplemented as necessary by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors that may affect the collectability of loans and leases. Excluding those loans and leases evaluated individually for impairment, the Company’s remaining commercial loans and leases are pooled and collectively evaluated for impairment based on business unit and internal risk rating segmentation.

The level of the Allowance related to the Company’s consumer portfolio segment is generally based on analyses of homogeneous pools of loans and leases. Loans and leases are pooled based on similar loan and lease risk characteristics for collective evaluation of impairment. Loss estimates are calculated based on historical rolling average loss rates and average delinquency flows to loss. Consumer loans that have been individually evaluated for impairment or modified in a troubled debt restructuring are excluded from the homogeneous pools. Impairment related to such loans is generally determined based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

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

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. These properties are recorded at fair value less estimated costs to sell the property. If the recorded investment in the loan exceeds the property’s fair value at the time of acquisition, a charge-off is recorded against the Allowance. If the fair value of the property at the time of acquisition exceeds the carrying amount of the loan, the excess is recorded either as a recovery to the Allowance if a charge-off had previously been recorded, or as a gain on initial transfer in other noninterest income. Subsequent decreases in the property’s fair value and operating expenses of the property are recognized through charges to other noninterest expense. The fair value of the property acquired is based on third party appraisals, broker price opinions, recent sales activity, or a combination thereof, subject to management judgment.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company’s mortgage servicing rights accounted for under the fair value method are carried on the statements of condition at fair value with changes in fair value recorded in mortgage banking income in the period in which the change occurs. Changes in the fair value of mortgage servicing rights are primarily due to changes in valuation inputs, assumptions, and the collection and realization of expected cash flows.

The Company’s mortgage servicing rights accounted for under the amortization method are initially recorded at fair value. However, these mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. An impairment analysis is prepared on a quarterly basis by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. A valuation allowance is established when the carrying amount of these mortgage servicing rights exceeds fair value.

Goodwill

Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Company has goodwill assigned to the following reporting units: Investment Services and Retail Banking.

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the implied fair value of goodwill is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to the implied fair value of goodwill. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2016, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines and Federal Reserve Bank (“FRB”) stock as a condition of membership. These non-marketable equity securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts. See Note 19 Balance Sheet Offsetting for more information.

Pension and Postretirement Benefit Plans

The Company incurs certain employment-related expenses associated with its two frozen pension plans and a postretirement benefit plan (the “Plans”). In order to measure the expense associated with the Plans, various assumptions are made including the discount rate, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. The Company uses a December 31 measurement date for its Plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

The Company recognizes in its consolidated statements of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company also measures the Plans’ assets and obligations that determine its funded status as of the end of the year and recognizes those changes in other comprehensive income, net of tax.

Income Taxes

The Parent files a consolidated federal income tax return with the Bank and its subsidiaries. Calculation of the Company’s provision for income taxes requires the interpretation of income tax laws and regulations and the use of estimates and judgments in its determination. The Company is subject to examination by governmental authorities that may give rise to income tax issues due to differing interpretations. Changes to the liability for income taxes also occur due to changes in income tax rates, implementation of new business strategies, resolution of issues with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2016, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Beginning in 2014, the Company issued restricted stock units (“RSUs”) payable solely in cash which are accounted for as other liabilities in the consolidated statements of condition. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. The amortization of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Amortization expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.0 million for the year ended December 31, 2016 and $5.3 million for the years ended December 31, 2015 and 2014.

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

In determining fair value measurements, management assesses whether the volume and level of activity for an asset or liability have significantly decreased. In such instances, management determines whether recent quoted prices are associated with illiquid or inactive markets. If management concludes that quoted prices are associated with illiquid or inactive markets, adjustments to quoted prices may be necessary or management may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an asset or liability’s fair value. See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Correction of an Immaterial Error to the Financial Statements

The Company determined during the fourth quarter of 2016 the proceeds from the sale of residential mortgage loans transferred from portfolio to held for sale were incorrectly reported on the consolidated statements of cash flows. The consolidated statement of cash flows for the year ended December 31, 2015 was adjusted to decrease both the originations of loans held for sale and proceeds from sales of loans held for sale by $101.8 million, with no net impact to the net cash provided by operating activities. In addition, the net change in loans and leases was increased by $101.8 million, and a new line item, proceeds from sales of loans, was inserted for $101.8 million, with no net impact to net cash used in investing activities. These corrections did not impact the consolidated statements of income or the consolidated statements of condition. The Company evaluated the effect of the incorrect presentation of the consolidated statements of cash flows, both qualitatively and quantitatively, and concluded it did not materially misstate the Company’s previously issued financial statements. There was no transfer of loans to loans held for sale during the year ended December 31, 2014.

Accounting Standards Adopted in 2016

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted ASU No. 2015-02 effective January 1, 2016. The adoption of ASU No. 2015-02 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The purpose of ASU 2015-05 is to clarify which fees paid in a cloud computing arrangement should be capitalized and which fees should be expensed as incurred. The Company prospectively adopted ASU No. 2015-05 effective January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing a Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2.  Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank’s average required reserve balances were $153.4 million and $99.3 million as of December 31, 2016 and 2015, respectively.

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2016, 2015, and 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$407,478	$2,531	$(1,294)	$408,715
Debt Securities Issued by States and Political Subdivisions	662,231	11,455	(1,887)	671,799
Debt Securities Issued by Corporations	273,044	5	(3,870)	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	4,577	(1,145)	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	971	(5,218)	506,987
Commercial - Government Agencies	89,544	—	(4,027)	85,517
Total Mortgage-Backed Securities	841,190	5,548	(10,390)	836,348
Total	$2,183,943	$19,539	$(17,441)	$2,186,041
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,149	$1,562	$(771)	$530,940
Debt Securities Issued by States and Political Subdivisions	242,295	9,991	—	252,286
Debt Securities Issued by Corporations	135,620	416	(1,528)	134,508
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	20,567	(23,861)	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	798	(10,919)	742,647
Commercial - Government Agencies	232,089	940	(2,665)	230,364
Total Mortgage-Backed Securities	2,924,933	22,305	(37,445)	2,909,793
Total	$3,832,997	$34,274	$(39,744)	$3,827,527

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

December 31, 2014
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$325,365	$5,933	$(40)	$331,258
Debt Securities Issued by States and Political Subdivisions	723,474	21,941	(1,445)	743,970
Debt Securities Issued by Corporations	298,272	546	(3,985)	294,833
Mortgage-Backed Securities:
Residential - Government Agencies	452,493	10,986	(1,043)	462,436
Residential - U.S. Government-Sponsored Enterprises	276,390	2,262	(191)	278,461
Commercial - Government Agencies	186,813	—	(8,581)	178,232
Total Mortgage-Backed Securities	915,696	13,248	(9,815)	919,129
Total	$2,262,807	$41,668	$(15,285)	$2,289,190
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$498,767	$2,008	$(1,159)	$499,616
Debt Securities Issued by States and Political Subdivisions	249,559	15,459	—	265,018
Debt Securities Issued by Corporations	166,686	109	(3,442)	163,353
Mortgage-Backed Securities:
Residential - Government Agencies	2,862,369	45,407	(20,636)	2,887,140
Residential - U.S. Government-Sponsored Enterprises	379,365	3,635	(15)	382,985
Commercial - Government Agencies	309,933	241	(3,791)	306,383
Total Mortgage-Backed Securities	3,551,667	49,283	(24,442)	3,576,508
Total	$4,466,679	$66,859	$(29,043)	$4,504,495

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2016. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$27,855	$27,963
Due After One Year Through Five Years	597,063	596,178
Due After Five Years Through Ten Years	267,948	272,249
Due After Ten Years	42,959	45,127
	935,825	941,517

Debt Securities Issued by Government Agencies	406,928	408,176
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	506,987
Commercial - Government Agencies	89,544	85,517
Total Mortgage-Backed Securities	841,190	836,348
Total	$2,183,943	$2,186,041

Held-to-Maturity:
Due in One Year or Less	$155,107	$155,104
Due After One Year Through Five Years	446,716	449,231
Due After Five Years Through Ten Years	257,018	261,732
Due After Ten Years	49,223	51,667
	908,064	917,734
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	742,647
Commercial - Government Agencies	232,089	230,364
Total Mortgage-Backed Securities	2,924,933	2,909,793
Total	$3,832,997	$3,827,527

Investment securities with carrying values of $2.4 billion, $2.5 billion, and $2.8 billion as of December 31, 2016, 2015, and 2014, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2016, 2015, and 2014.

(dollars in thousands)	2016	2015	2014
Gross Gains on Sales of Investment Securities	$11,180	$11,640	$8,063
Gross Losses on Sales of Investment Securities	(977)	(1,480)	—
Net Gains on Sales of Investment Securities	$10,203	$10,160	$8,063

The losses during the year ended December 31, 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions. The securities sold for losses in 2015 were government agency commercial mortgage-backed securities categorized as available-for-sale. These securities were sold to reduce our allocation to the sector and did not represent an overall change in strategy.

The income tax expense related to the Company’s net realized gains on the sales of investment securities was $4.0 million in 2016 and 2015, and $3.2 million in 2014.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$143,715	$(562)	$89,211	$(732)	$232,926	$(1,294)
Debt Securities Issued by States and Political Subdivisions	211,188	(1,873)	6,725	(14)	217,913	(1,887)
Debt Securities Issued by Corporations	67,332	(714)	196,838	(3,156)	264,170	(3,870)
Mortgage-Backed Securities:
Residential - Government Agencies	38,355	(89)	11,185	(1,056)	49,540	(1,145)
Residential - U.S. Government-Sponsored Enterprises	397,385	(5,218)	—	—	397,385	(5,218)
Commercial - Government Agencies	5,097	(164)	80,420	(3,863)	85,517	(4,027)
Total Mortgage-Backed Securities	440,837	(5,471)	91,605	(4,919)	532,442	(10,390)
Total	$863,072	$(8,620)	$384,379	$(8,821)	$1,247,451	$(17,441)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$169,926	$(771)	$—	$—	$169,926	$(771)
Debt Securities Issued by Corporations	69,601	(971)	15,933	(557)	85,534	(1,528)
Mortgage-Backed Securities:
Residential - Government Agencies	835,227	(15,313)	231,377	(8,548)	1,066,604	(23,861)
Residential - U.S. Government-Sponsored Enterprises	693,047	(10,919)	—	—	693,047	(10,919)
Commercial - Government Agencies	87,586	(2,597)	18,653	(68)	106,239	(2,665)
Total Mortgage-Backed Securities	1,615,860	(28,829)	250,030	(8,616)	1,865,890	(37,445)
Total	$1,855,387	$(30,571)	$265,963	$(9,173)	$2,121,350	$(39,744)

December 31, 2015
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,260	$(822)	$5,452	$(16)	$149,712	$(838)
Debt Securities Issued by States and Political Subdivisions	72,248	(252)	6,798	(52)	79,046	(304)
Debt Securities Issued by Corporations	101,269	(1,747)	162,304	(2,755)	263,573	(4,502)
Mortgage-Backed Securities:
Residential - Government Agencies	30,679	(130)	9,117	(1,137)	39,796	(1,267)
Residential - U.S. Government-Sponsored Enterprises	346,603	(2,264)	—	—	346,603	(2,264)
Commercial - Government Agencies	—	—	99,026	(4,200)	99,026	(4,200)
Total Mortgage-Backed Securities	377,282	(2,394)	108,143	(5,337)	485,425	(7,731)
Total	$695,059	$(5,215)	$282,697	$(8,160)	$977,756	$(13,375)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$264,747	$(1,139)	$—	$—	$264,747	$(1,139)
Debt Securities Issued by Corporations	28,218	(66)	71,208	(1,975)	99,426	(2,041)
Mortgage-Backed Securities:
Residential - Government Agencies	562,502	(5,828)	414,207	(13,239)	976,709	(19,067)
Residential - U.S. Government-Sponsored Enterprises	450,147	(2,616)	—	—	450,147	(2,616)
Commercial - Government Agencies	74,040	(958)	52,207	(1,274)	126,247	(2,232)
Total Mortgage-Backed Securities	1,086,689	(9,402)	466,414	(14,513)	1,553,103	(23,915)
Total	$1,379,654	$(10,607)	$537,622	$(16,488)	$1,917,276	$(27,095)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2016, which were comprised of 307 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2016, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Taxable	$100,541	$109,912	$127,128
Non-Taxable	20,438	21,230	21,207
Total Interest Income from Investment Securities	$120,979	$131,142	$148,335

As of December 31, 2016, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $521.8 million, representing 56% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 77% were general obligation issuances. As of December 31, 2016, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
As of December 31, 2016 and 2015, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2016	2015
Federal Home Loan Bank Stock	$20,000	$19,000
Federal Reserve Bank Stock	20,063	19,836
Total	$40,063	$38,836

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2016, the conversion ratio was 1.6483.
During the first quarter of 2016, the Company recorded an $11.2 million net gain on the sale of 100,000 Visa Class B shares. Concurrent with this sale, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 180,914 Class B shares (298,201 Class A equivalents) that the Company owns as of December 31, 2016 are carried at a zero cost basis.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2016 and 2015:

	December 31,
(dollars in thousands)	2016	2015
Commercial
Commercial and Industrial	$1,249,791	$1,115,168
Commercial Mortgage	1,889,551	1,677,147
Construction	270,018	156,660
Lease Financing	208,332	204,877
Total Commercial	3,617,692	3,153,852
Consumer
Residential Mortgage	3,163,073	2,925,605
Home Equity	1,334,163	1,069,400
Automobile	454,333	381,735
Other [1]	380,524	348,393
Total Consumer	5,332,093	4,725,133
Total Loans and Leases	$8,949,785	$7,878,985
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $36.3 million and $47.3 million as of December 31, 2016 and 2015, respectively.

Commercial loans and residential mortgage loans of $1.1 billion and $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, residential mortgage loans of $2.3 billion and $1.7 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 Other Debt for FHLB advances outstanding as of December 31, 2016 and 2015.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $11.8 million, $5.9 million, and $2.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2016, 2015, and 2014.

Substantially all of the Company’s lending activity is with customers located in Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2016, 2015, and 2014. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2016, 2015, and 2014.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(865)	(17,644)	(18,509)
Recoveries on Loans and Leases Previously Charged-Off	8,137	7,015	15,152
Net Loans and Leases Recovered (Charged-Off)	7,272	(10,629)	(3,357)
Provision for Credit Losses	(2,306)	7,056	4,750
Balance at End of Period	$65,680	$38,593	$104,273
As of December 31, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$45	$3,510	$3,555
Collectively Evaluated for Impairment	65,635	35,083	100,718
Total	$65,680	$38,593	$104,273
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,572	$39,126	$60,698
Collectively Evaluated for Impairment	3,596,120	5,292,967	8,889,087
Total	$3,617,692	$5,332,093	$8,949,785

For the Year Ended December 31, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(954)	(15,485)	(16,439)
Recoveries on Loans and Leases Previously Charged-Off	2,173	7,458	9,631
Net Loans and Leases Recovered (Charged-Off)	1,219	(8,027)	(6,808)
Provision for Credit Losses	(5,056)	6,056	1,000
Balance at End of Period	$60,714	$42,166	$102,880
As of December 31, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$205	$3,373	$3,578
Collectively Evaluated for Impairment	60,509	38,793	99,302
Total	$60,714	$42,166	$102,880
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,950	$38,747	$66,697
Collectively Evaluated for Impairment	3,125,902	4,686,386	7,812,288
Total	$3,153,852	$4,725,133	$7,878,985

For the Year Ended December 31, 2014
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$71,446	$44,008	$115,454
Loans and Leases Charged-Off	(2,068)	(13,371)	(15,439)
Recoveries on Loans and Leases Previously Charged-Off	4,721	8,816	13,537
Net Loans and Leases Recovered (Charged-Off)	2,653	(4,555)	(1,902)
Provision for Credit Losses	(9,548)	4,684	(4,864)
Balance at End of Period	$64,551	$44,137	$108,688
As of December 31, 2014
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,387	$3,561	$5,948
Collectively Evaluated for Impairment	62,164	40,576	102,740
Total	$64,551	$44,137	$108,688
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$25,116	$39,631	$64,747
Collectively Evaluated for Impairment	2,803,012	4,029,830	6,832,842
Total	$2,828,128	$4,069,461	$6,897,589

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

Special Mention:
Loans and leases that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2016 and 2015.

	December 31, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,203,025	$1,792,119	$264,287	$207,386	$3,466,817
Special Mention	20,253	66,734	4,218	5	91,210
Classified	26,513	30,698	1,513	941	59,665
Total	$1,249,791	$1,889,551	$270,018	$208,332	$3,617,692

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,149,294	$1,327,676	453,439	$379,793	$5,310,202
Special Mention	—	2,964	—	—	2,964
Classified	13,779	3,523	894	731	18,927
Total	$3,163,073	$1,334,163	$454,333	$380,524	$5,332,093
Total Recorded Investment in Loans and Leases					$8,949,785

	December 31, 2015
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,059,475	$1,591,696	$154,976	$204,348	$3,010,495
Special Mention	28,076	43,674	80	76	71,906
Classified	27,617	41,777	1,604	453	71,451
Total	$1,115,168	$1,677,147	$156,660	$204,877	$3,153,852

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$2,910,667	$1,064,253	$381,420	$347,710	$4,704,050
Classified	14,938	5,147	315	683	21,083
Total	$2,925,605	$1,069,400	$381,735	$348,393	$4,725,133
Total Recorded Investment in Loans and Leases					$7,878,985
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2016 and 2015.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2016
Commercial
Commercial and Industrial	$10,698	$1,016	$—	$151	$11,865	$1,237,926	$1,249,791	$—
Commercial Mortgage	128	17	—	997	1,142	1,888,409	1,889,551	416
Construction	—	—	—	—	—	270,018	270,018	—
Lease Financing	—	—	—	—	—	208,332	208,332	—
Total Commercial	10,826	1,033	—	1,148	13,007	3,604,685	3,617,692	416
Consumer
Residential Mortgage	6,491	106	3,127	13,780	23,504	3,139,569	3,163,073	1,628
Home Equity	3,063	2,244	1,457	3,147	9,911	1,324,252	1,334,163	1,015
Automobile	11,692	2,162	894	—	14,748	439,585	454,333	—
Other [1]	3,200	1,532	1,592	—	6,324	374,200	380,524	—
Total Consumer	24,446	6,044	7,070	16,927	54,487	5,277,606	5,332,093	2,643
Total	$35,272	$7,077	$7,070	$18,075	$67,494	$8,882,291	$8,949,785	$3,059

As of December 31, 2015
Commercial
Commercial and Industrial	$1,118	$359	$—	$5,829	$7,306	$1,107,862	$1,115,168	$452
Commercial Mortgage	1,245	27	—	3,469	4,741	1,672,406	1,677,147	2,890
Construction	2,120	—	—	—	2,120	154,540	156,660	—
Lease Financing	—	—	—	—	—	204,877	204,877	—
Total Commercial	4,483	386	—	9,298	14,167	3,139,685	3,153,852	3,342
Consumer
Residential Mortgage	7,148	3,993	4,453	14,598	30,192	2,895,413	2,925,605	2,056
Home Equity	3,856	1,906	1,710	4,081	11,553	1,057,847	1,069,400	1,710
Automobile	8,103	1,803	315	—	10,221	371,514	381,735	—
Other [1]	2,281	1,448	1,096	—	4,825	343,568	348,393	—
Total Consumer	21,388	9,150	7,574	18,679	56,791	4,668,342	4,725,133	3,766
Total	$25,871	$9,536	$7,574	$27,977	$70,958	$7,808,027	$7,878,985	$7,108
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2016 and 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,556	$16,518	$—
Commercial Mortgage	9,373	12,873	—
Construction	1,513	1,513	—
Total Commercial	20,442	30,904	—
Total Impaired Loans with No Related Allowance Recorded	$20,442	$30,904	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$765	$765	$24
Commercial Mortgage	365	365	21
Total Commercial	1,130	1,130	45
Consumer
Residential Mortgage	25,625	30,615	3,224
Home Equity	1,516	1,516	15
Automobile	9,660	9,660	206
Other [1]	2,325	2,325	65
Total Consumer	39,126	44,116	3,510
Total Impaired Loans with an Allowance Recorded	$40,256	$45,246	$3,555

Impaired Loans:
Commercial	$21,572	$32,034	$45
Consumer	39,126	44,116	3,510
Total Impaired Loans	$60,698	$76,150	$3,555

December 31, 2015
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$14,650	$28,212	$—
Commercial Mortgage	10,407	13,907	—
Construction	1,604	1,604	—
Total Commercial	26,661	43,723	—
Total Impaired Loans with No Related Allowance Recorded	$26,661	$43,723	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,289	$1,289	$205
Total Commercial	1,289	1,289	205
Consumer
Residential Mortgage	28,981	34,694	3,171
Home Equity	1,089	1,089	12
Automobile	7,012	7,012	143
Other [1]	1,665	1,665	47
Total Consumer	38,747	44,460	3,373
Total Impaired Loans with an Allowance Recorded	$40,036	$45,749	$3,578

Impaired Loans:
Commercial	$27,950	$45,012	$205
Consumer	38,747	44,460	3,373
Total Impaired Loans	$66,697	$89,472	$3,578
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016		Year Ended December 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$10,760	$463	$12,589	$406
Commercial Mortgage	9,906	339	7,521	268
Construction	1,559	101	1,647	106
Total Commercial	22,225	903	21,757	780
Total Impaired Loans with No Related Allowance Recorded	$22,225	$903	$21,757	$780

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$939	$72	$5,379	$98
Commercial Mortgage	151	9	—	—
Total Commercial	1,090	81	5,379	98
Consumer
Residential Mortgage	27,436	962	30,895	1,133
Home Equity	1,395	66	1,137	42
Automobile	7,974	522	5,992	432
Other [1]	2,003	174	1,198	111
Total Consumer	38,808	1,724	39,222	1,718
Total Impaired Loans with an Allowance Recorded	$39,898	$1,805	$44,601	$1,816

Impaired Loans:
Commercial	$23,315	$984	$27,136	$878
Consumer	38,808	1,724	39,222	1,718
Total Impaired Loans	$62,123	$2,708	$66,358	$2,596
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2014, the average recorded investment in impaired loans was $68.1 million and the interest income recognized on impaired loans was $2.3 million. For the years ended December 31, 2016, 2015, and 2014, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that were on accrual status. For the years ended December 31, 2016, 2015, and 2014, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $60.0 million and $65.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, there were $0.4 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2015, there were no commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2016 and 2015.

	Loans Modified as a TDR for the Year Ended December 31, 2016			Loans Modified as a TDR for the Year Ended December 31, 2015
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	6	$3,525	$21	30	$5,414	$1
Commercial Mortgage	1	204	20	4	4,307	—
Total Commercial	7	3,729	41	34	9,721	1
Consumer
Residential Mortgage	10	3,146	522	13	4,255	99
Home Equity	2	651	7	3	367	4
Automobile	267	5,451	116	170	3,996	81
Other [2]	199	1,404	37	168	1,099	31
Total Consumer	478	10,652	682	354	9,717	215
Total	485	$14,381	$723	388	$19,438	$216

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2016 and 2015, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2016		Year Ended December 31, 2015
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	—	$—	2	$4,924
Total Commercial	—	—	2	4,924
Consumer
Residential Mortgage	4	1,445	4	1,449
Home Equity	1	157	—	—
Automobile	19	373	10	220
Other [2]	40	278	21	118
Total Consumer	64	2,253	35	1,787
Total	64	$2,253	37	$6,711
1 The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If a loan modified in a TDR subsequently defaults, the Company evaluates the loan for possible further impairment. The specific Allowance associated with the loan may be increased, adjustments may be made in the allocation of the Allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.6 million as of December 31, 2016.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of December 31, 2016 and 2015, and $2.9 billion as of December 31, 2014. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $6.9 million, $7.2 million, and $7.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2016, 2015, and 2014, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2016	2015	2014
Balance at Beginning of Year	$1,970	$2,604	$3,826
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	—	(251)	(869)
Due to Payoffs	(315)	(383)	(353)
Total Changes in Fair Value of Mortgage Servicing Rights	(315)	(634)	(1,222)
Balance at End of Year	$1,655	$1,970	$2,604

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2016, 2015, and 2014, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance was as follows:

(dollars in thousands)	2016	2015	2014
Balance at Beginning of Year	$21,032	$22,091	$24,297
Servicing Rights that Resulted From Asset Transfers	3,847	1,737	747
Amortization	(2,892)	(2,832)	(2,896)
Valuation Allowance Recovery (Provision)	21	36	(57)
Balance at End of Year	$22,008	$21,032	$22,091

Valuation Allowance:
Balance at Beginning of Year	$(21)	$(57)	$—
Valuation Allowance Recovery (Provision)	21	36	(57)
Balance at End of Year	$—	$(21)	$(57)

Fair Value:
Balance at Beginning of Year	$24,804	$22,837	$30,100
Balance at End of Year	$25,148	$24,804	$22,837

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Weighted-Average Constant Prepayment Rate [1]	8.13%	9.10%
Weighted-Average Life (in years)	7.43	7.40
Weighted-Average Note Rate	4.10%	4.23%
Weighted-Average Discount Rate [2]	9.33%	9.38%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2016 and 2015 is presented in the following table.

	December 31,
(dollars in thousands)	2016	2015
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(321)	$(285)
Decrease in fair value from 50 bps adverse change	(636)	(566)
Discount Rate
Decrease in fair value from 25 bps adverse change	(288)	(292)
Decrease in fair value from 50 bps adverse change	(570)	(577)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2016 and 2015 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2016
Premises	$321,144	$(240,567)	$80,577
Equipment	117,356	(87,021)	30,335
Capital Leases	6,594	(4,001)	2,593
Total	$445,094	$(331,589)	$113,505

December 31, 2015
Premises	$322,552	$(238,912)	$83,640
Equipment	111,071	(86,176)	24,895
Capital Leases	6,593	(3,929)	2,664
Total	$440,216	$(329,017)	$111,199

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $12.9 million, $12.8 million, and $12.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2016, 2015 and 2014.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2016 and 2015 were as follows:

	December 31,
(dollars in thousands)	2016	2015
Federal Home Loan Bank and Federal Reserve Bank Stock	$40,063	$38,836
Derivative Financial Instruments	13,731	13,967
Low-Income Housing and Other Equity Investments	78,900	79,033
Deferred Compensation Plan Assets	21,952	20,262
Prepaid Expenses	7,355	8,262
Accounts Receivable	12,584	12,539
Other	20,123	26,493
Total Other Assets	$194,708	$199,392

Note 8.  Deposits

Time Deposits

As of December 31, 2016 and 2015, the Company’s total time deposits were $1.2 billion. As of December 31, 2016, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2017	$865,027
2018	167,782
2019	52,324
2020	20,012
2021	101,904
Thereafter	10,658
Total	$1,217,707

The amount of time deposits with balances of $100,000 or more was $1.0 billion and $0.9 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$268,865
Over Three Months through Six Months	282,130
Over Six Months through Twelve Months	186,157
Over Twelve Months	234,405
Total	$971,557

Public Deposits

As of December 31, 2016 and 2015, deposits of governmental entities of $1.1 billion and $1.2 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2016 and 2015 were as follows:

	December 31,
(dollars in thousands)	2016	2015
Funds Purchased [1]
Amounts Outstanding	$9,616	$7,333
Weighted-Average Interest Rate	0.15%	0.14%
Securities Sold Under Agreements to Repurchase (short-term) [2]
Amounts Outstanding	$23,278	$3,992
Weighted-Average Interest Rate	0.31%	0.06%

[1]	Federal funds purchased generally mature on the next business day following the date of purchase.

[2]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $0.1 million and $49.9 million as of December 31, 2016, and 2015, respectively, and long-term repurchase agreements with private institutions of $500.0 million and $575.0 million as of December 31, 2016 and 2015, respectively.

The Company’s total securities sold under agreements to repurchase were $523.4 million and $628.9 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2016, long-term repurchase agreements (original term over one year) placed with government entities were $0.1 million with a weighted-average interest rate of 0.15% and a weighted-average maturity of 4 days.

As of December 31, 2016, long-term repurchase agreements placed with private institutions were $500.0 million with a weighted-average interest rate of 4.14%. Remaining terms ranged from 2018 to 2022 with a weighted-average maturity of 3.0 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.6 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2016 and 2015 were as follows:

	December 31,
(dollars in thousands)	2016	2015
Federal Home Loan Bank Advances	$250,000	$225,000
Non-Recourse Debt	7,153	9,938
Capital Lease Obligations	10,785	10,848
Total	$267,938	$245,786

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2016, FHLB advances totaled $250.0 million with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. As of December 31, 2016, the Company had a remaining line of credit with the FHLB of $1.7 billion. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FHLB as of December 31, 2016 and 2015.

As of December 31, 2016, the Company’s non-recourse debt was bearing interest at a fixed rate of 6.3% with maturity in June 2021.

Capital lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 (one-time inflation adjustment on January 1, 2018) and are negotiable thereafter.

As of December 31, 2016, the Company had an undrawn line of credit with the FRB of $625.7 million. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FRB as of December 31, 2016 and 2015.

As of December 31, 2016, the annual maturities of the Company’s other debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2017	$—
2018	175,000
2019	50,000
2020	28,464
2021	3,689
Thereafter	—
Total	$257,153

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2016 and 2015:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2016
Shareholders’ Equity		$1,161,537	$1,094,461
Common Equity Tier 1 Capital		1,168,228	1,111,525
Tier 1 Capital		1,168,228	1,111,525
Total Capital		1,278,528	1,221,683
Common Equity Tier 1 Capital Ratio	6.5%	13.24%	12.61%
Tier 1 Capital Ratio	8.0%	13.24%	12.61%
Total Capital Ratio	10.0%	14.49%	13.86%
Tier 1 Leverage Ratio	5.0%	7.21%	6.86%

As of December 31, 2015
Shareholders’ Equity		$1,116,260	$1,036,355
Common Equity Tier 1 Capital		1,112,598	1,043,070
Tier 1 Capital		1,112,598	1,043,070
Total Capital		1,212,245	1,142,573
Common Equity Tier 1 Capital Ratio	6.5%	13.97%	13.12%
Tier 1 Capital Ratio	8.0%	13.97%	13.12%
Total Capital Ratio	10.0%	15.22%	14.37%
Tier 1 Leverage Ratio	5.0%	7.26%	6.81%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and Total Capital. Both Common Equity Tier 1 Capital and Tier 1 Capital are common shareholders’ equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on investment securities. Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses. Risk-weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories. Four capital ratios are used to measure capital adequacy: Common Equity Tier 1 Capital divided by risk-weighted assets, as defined; Tier 1 Capital divided by risk-weighted assets; Total Capital divided by risk-weighted assets; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly adjusted average total assets.

As of December 31, 2016, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2016 that management believes have changed the Company or the Bank’s capital classifications.

Dividends

Dividends paid by the Parent are substantially funded from dividends received from the Bank. The Bank is subject to federal and state regulatory restrictions that limit cash dividends and loans to the Parent. These restrictions generally require advanced approval from the Bank’s regulator for payment of dividends in excess of the sum of net income for the current calendar year and the retained net income of the prior two calendar years.

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2016, the Parent repurchased 847,964 shares of common stock under its share repurchase program at an average cost per share of $68.42 and a total cost of $58.0 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2016, the Parent repurchased a total of 53.6 million shares of common stock at an average cost of $37.84 per share and a total cost of $2.0 billion. From January 1, 2017 through February 15, 2017, the Parent repurchased an additional 51,500 shares of common stock at an average cost of $86.39 per share for a total of $4.4 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(18,647)	$(7,358)	$(11,289)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,605	634	971
Net Unrealized Gains (Losses) on Investment Securities	(17,042)	(6,724)	(10,318)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(954)	(377)	(577)
Amortization of Net Actuarial Losses (Gains)	1,224	483	741
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(52)	(21)	(31)
Other Comprehensive Income (Loss)	$(17,094)	$(6,745)	$(10,349)

Year Ended December 31, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,448)	$(2,138)	$(3,310)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(190)	(75)	(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,136	836	1,300
Net Unrealized Gains (Losses) on Investment Securities	(3,502)	(1,377)	(2,125)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	7,335	2,869	4,466
Amortization of Net Actuarial Losses (Gains)	1,624	641	983
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	8,637	3,383	5,254
Other Comprehensive Income (Loss)	$5,135	$2,006	$3,129

Year Ended December 31, 2014
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$28,609	$11,286	$17,323
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(64)	(25)	(39)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	(703)	(277)	(426)
Net Unrealized Gains (Losses) on Investment Securities	27,842	10,984	16,858
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(20,286)	(8,000)	(12,286)
Amortization of Net Actuarial Losses (Gains)	1,256	496	760
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(19,352)	(7,631)	(11,721)
Other Comprehensive Income (Loss)	$8,490	$3,353	$5,137

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	(11,289)	—	(577)	(11,866)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	971	546	1,517
Total Other Comprehensive Income (Loss)	(11,289)	971	(31)	(10,349)
Balance at End of Period	$1,270	$(6,284)	$(28,892)	$(33,906)

Year Ended December 31, 2015
Balance at Beginning Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	(3,310)	—	4,466	1,156
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	1,300	788	1,973
Total Other Comprehensive Income (Loss)	(3,425)	1,300	5,254	3,129
Balance at End of Period	$12,559	$(7,255)	$(28,861)	$(23,557)

Year Ended December 31, 2014
Balance at Beginning Period	$(1,300)	$(8,129)	$(22,394)	$(31,823)
Other Comprehensive Income (Loss) Before Reclassifications	17,323	—	(12,286)	5,037
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(39)	(426)	565	100
Total Other Comprehensive Income (Loss)	17,284	(426)	(11,721)	5,137
Balance at End of Period	$15,984	$(8,555)	$(34,115)	$(26,686)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,605)	$(2,136)	$703	Interest Income
	634	836	(277)	Provision for Income Tax
	(971)	(1,300)	426	Net of Tax
Sales of Investment Securities Available-for-Sale	—	190	64	Investment Securities Gains (Losses), Net
	—	(75)	(25)	Provision for Income Tax
	—	115	39	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	322	322	322
Net Actuarial Losses [2]	(1,224)	(1,624)	(1,256)
	(902)	(1,302)	(934)	Total Before Tax
	356	514	369	Provision for Income Tax
	(546)	(788)	(565)	Net of Tax

Total Reclassifications for the Period	$(1,517)	$(1,973)	$(100)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income. See Note 14 Employee Benefits for additional details.

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2016, 2015, and 2014:

	Weighted Average Shares
	2016	2015	2014
Denominator for Basic Earnings Per Share	42,644,100	43,217,818	43,899,208
Dilutive Effect of Equity Based Awards	235,683	237,059	226,248
Denominator for Diluted Earnings Per Share	42,879,783	43,454,877	44,125,456

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	—

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 449 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2016, 2015, and 2014 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Year Ended December 31, 2016
Net Interest Income	$242,967	$156,080	$24,714	$(6,182)	$417,579
Provision for Credit Losses	10,700	(7,322)	(23)	1,395	4,750
Net Interest Income After Provision for Credit Losses	232,267	163,402	24,737	(7,577)	412,829
Noninterest Income	91,824	26,967	57,396	21,156	197,343
Noninterest Expense	(208,389)	(70,405)	(59,782)	(12,002)	(350,578)
Income Before Provision for Income Taxes	115,702	119,964	22,351	1,577	259,594
Provision for Income Taxes	(41,067)	(42,667)	(8,270)	13,871	(78,133)
Net Income	$74,635	$77,297	$14,081	$15,448	$181,461
Total Assets as of December 31, 2016	$5,342,078	$3,565,912	$280,410	$7,303,967	$16,492,367

Year Ended December 31, 2015
Net Interest Income	$202,259	$143,944	$18,494	$29,390	$394,087
Provision for Credit Losses	8,033	(1,165)	(43)	(5,825)	1,000
Net Interest Income After Provision for Credit Losses	194,226	145,109	18,537	35,215	393,087
Noninterest Income	82,391	22,191	58,835	22,802	186,219
Noninterest Expense	(199,572)	(77,500)	(57,852)	(13,180)	(348,104)
Income Before Provision for Income Taxes	77,045	89,800	19,520	44,837	231,202
Provision for Income Taxes	(27,330)	(31,375)	(7,222)	(4,571)	(70,498)
Net Income	$49,715	$58,425	$12,298	$40,266	$160,704
Total Assets as of December 31, 2015	$4,680,888	$3,099,175	$274,469	$7,400,484	$15,455,016

Year Ended December 31, 2014
Net Interest Income	$178,480	$119,655	$15,238	$66,283	$379,656
Provision for Credit Losses	4,783	(2,369)	(313)	(6,965)	(4,864)
Net Interest Income After Provision for Credit Losses	173,697	122,024	15,551	73,248	384,520
Noninterest Income	79,562	24,021	57,618	18,816	180,017
Noninterest Expense	(196,254)	(67,078)	(54,571)	(8,996)	(326,899)
Income Before Provision for Income Taxes	57,005	78,967	18,598	83,068	237,638
Provision for Income Taxes	(21,079)	(26,977)	(6,894)	(19,646)	(74,596)
Net Income	$35,926	$51,990	$11,704	$63,422	$163,042
Total Assets as of December 31, 2014	$4,088,878	$2,787,611	$202,645	$7,708,074	$14,787,208

Note 14.  Employee Benefits

The Company has defined contribution plans, defined benefit plans, and a postretirement benefit plan.

Defined Contribution Plans

The Bank of Hawaii Retirement Savings Plan (the “Savings Plan”) has three Company contribution components in addition to employee contributions: 1) 401(k) matching, as described below; 2) a 3% fixed amount based on eligible compensation; and 3) a discretionary value-sharing contribution.

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $12.8 million, $12.0 million, and $12.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Defined Benefit Plans

The Company has two defined benefit plans (the “Pension Plans”). In 1995, the Company froze its non-contributory, qualified defined benefit retirement plan (the “Retirement Plan”) and the excess retirement plan (the “Excess Plan”), which covered employees of the Company and participating subsidiaries who met certain eligibility requirements. Beginning January 1, 2001, the Pension Plans no longer provided for compensation increases in the determination of benefits. The projected benefit obligation is equal to the accumulated benefit obligation due to the frozen status of the Pension Plans.

The assets of the Retirement Plan primarily consist of equity and fixed income mutual funds.

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $4.0 million and $4.1 million as of December 31, 2016 and 2015, respectively.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retirees pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008 who met certain age and/or years of service requirements are eligible for the Health Reimbursement Account (“HRA”) program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. As of December 31, 2016 and 2015, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2016 and 2015.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015
Benefit Obligation at Beginning of Year	$105,993	$114,707	$25,307	$30,804
Service Cost	—	—	513	621
Interest Cost	4,882	4,655	1,134	1,155
Actuarial Losses (Gains)	2,708	(7,647)	(1,846)	(5,783)
Employer Benefits Paid [1]	(5,990)	(5,722)	(800)	(1,490)
Benefit Obligation at End of Year	$107,593	$105,993	$24,308	$25,307
Fair Value of Plan Assets at Beginning of Year	$83,858	$90,154	$—	$—
Actual Return on Plan Assets	5,031	(1,058)	—	—
Employer Contributions	484	484	800	1,490
Employer Benefits Paid [1]	(5,990)	(5,722)	(800)	(1,490)
Fair Value of Plan Assets at End of Year	$83,383	$83,858	$—	$—
Funded Status at End of Year [2]	$(24,210)	$(22,135)	$(24,308)	$(25,307)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.8 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2016 and 2015.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(33,954)	$(33,239)	$4,647	$3,768
Net Prior Service Credit	—	—	415	610
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(33,954)	$(33,239)	$5,062	$4,378

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2016, 2015, and 2014.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2016	2015	2014	2016	2015	2014
Service Cost	$—	$—	$—	$513	$621	$586
Interest Cost	4,882	4,655	4,975	1,134	1,155	1,325
Expected Return on Plan Assets	(5,121)	(5,222)	(5,100)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(322)	(322)	(322)
Net Actuarial Losses (Gains) [1]	1,617	1,713	1,408	(393)	(89)	(152)
Net Periodic Benefit Cost	$1,378	$1,146	$1,283	$932	$1,365	$1,437

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

The estimated net actuarial loss related to the Company’s Pension Plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2017 is approximately $1.7 million. The estimated net actuarial gain and prior service credit related to the Company’s postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2017 is approximately $0.8 million.

Assumptions used to determine the benefit obligations as of December 31, 2016 and 2015 for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted Average Assumptions as of December 31:
Discount Rate	4.45%	4.70%	4.57%	4.74%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.50%	6.70%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2036.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions as of December 31:
Discount Rate	4.70%	4.25%	5.22%	4.74%	4.28%	5.22%
Expected Long-Term Rate of Return on Plan Assets	6.00%	6.00%	6.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.70%	7.00%	7.20%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2016 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease
Effect on the Total of Service and Interest Cost Component of Net Periodic Postretirement Benefit Cost	$144	$(121)
Effect on the Postretirement Benefit Obligation	1,516	(1,393)

The Company expects to contribute $0.5 million to the Pension Plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2017.

As of December 31, 2016, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2017	$6,478	$974
2018	6,604	951
2019	6,842	984
2020	6,999	1,049
2021	7,116	1,131
Years 2022-2026	36,099	7,366

Retirement Plan Assets

The Company’s overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan’s termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 35% MSCI USA IMI Index, 25% MSCI ACWI ex-US Index, and 40% Barclays Capital Aggregate Bond Index.

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

The fair values of the Retirement Plan assets as of December 31, 2016 and 2015 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2016	Total as of Dec. 31, 2015
Cash	$1,898	$—	$—	$1,898	$1,313
Equity Securities – Mutual Funds:
Mixed-Cap	29,593	—	—	29,593	30,949
International	18,040	—	—	18,040	17,917
Emerging Market	2,043	—	—	2,043	1,982
Fixed Income Securities – Mutual Funds	31,809	—	—	31,809	31,697
Total	$83,383	$—	$—	$83,383	$83,858

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company’s employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent’s common stock at a specified exercise price and, generally, expire 10 years from the date of grant. Stock option grants include incentive and non-qualified stock options whose vesting may be subject to one or more criteria, including employment or achievement of Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent’s common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of one or more criteria, including service period, performance or other conditions as established by the Compensation Committee, such as vesting tied to the Company’s financial performances relative to the peer group or achievement of an absolute financial performance target. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one to five years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2016, total shares authorized under the plans were 1.3 million shares, of which 1.2 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2016, 2015, and 2014, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2016	2015	2014
Compensation Expense	$6,787	$7,689	$7,870
Income Tax Benefit	2,680	3,036	3,104

Restricted Stock

As of December 31, 2016, unrecognized compensation expense related to unvested restricted stock was $8.4 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.84 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2013	239,775	$47.50
Granted	155,447	58.45
Vested	(130,238)	47.32	$6,163
Forfeited	(1,538)	51.19
Unvested as of December 31, 2014	263,446	$53.04
Granted	116,331	57.31
Vested	(108,949)	52.47	$5,759
Forfeited	(2,015)	54.17
Unvested as of December 31, 2015	268,813	$55.92
Granted	121,495	64.40
Vested	(105,891)	53.46	$5,661
Forfeited	(13,894)	58.14
Unvested as of December 31, 2016 [1]	270,523	$60.58

1 As of December 31, 2016, 26,812 shares were unvested from service-based grants.

Restricted Stock Units

During 2016, 2015, and 2014, the Company granted RSUs payable solely in cash. The RSUs vest over periods ranging from three to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. Total recognized compensation expense related to the RSUs was $5.9 million, $3.3 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2013	—	$—
Granted	105,405	55.17
Balance as of December 31, 2014	105,405	$55.17
Granted	61,751	56.68
Vested	(31,651)	55.17	$1,940
Balance as of December 31, 2015	135,505	$55.86
Granted	58,541	63.92
Vested	(31,660)	55.17	$1,897
Forfeited	(7,554)	56.08
Balance as of December 31, 2016	154,832	$59.04

Stock Options

There were no stock options granted for the years ended December 31, 2016, 2015, and 2014. All stock options granted were fully vested prior to December 31, 2014. The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2016	555,359	$45.31
Exercised	(76,470)	46.37
Stock Options Outstanding as of December 31, 2016	478,889	45.14	5.0	$20,856
Stock Options Vested and Exercisable as of December 31, 2016	478,889	45.14	5.0	20,856

The following summarizes certain stock option activity of the Company for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015	2014
Intrinsic Value of Stock Options Exercised	$1,990	$2,754	$1,209
Cash Received from Stock Options Exercised	3,546	9,704	4,083
Tax Benefits Realized from Stock Options Exercised	384	330	34

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2016, 2015, and 2014 were as follows:

(dollars in thousands)	2016	2015	2014
Current:
Federal	$69,061	$73,278	$76,789
State	1,885	3,737	3,018
Total Current	70,946	77,015	79,807
Deferred:
Federal	6,947	(6,801)	(5,603)
State	240	284	392
Total Deferred	7,187	(6,517)	(5,211)
Provision for Income Taxes	$78,133	$70,498	$74,596

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of unrealized gains and losses related to investment securities transferred to held-to-maturity, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders’ equity. The net tax benefit recorded directly to consolidated shareholders’ equity was $7.9 million for the year ended December 31, 2016. The net tax charge recorded directly to consolidated shareholders’ equity was $1.0 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2016 and 2015, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2016	2015
Deferred Tax Liabilities:
Accrued Pension Cost	$(13,292)	$(13,707)
Federal Home Loan Bank Stock	(5,088)	(5,088)
Lease Transactions	(87,454)	(85,874)
Energy Tax Credits	(10,476)	(8,054)
Net Unrealized Gains on Investments Securities	—	(3,453)
Investment in Variable Interest Entities	(1,883)	—
Deferred Loan Fees	(9,088)	(7,744)
Originated Mortgage Servicing Rights	(9,588)	(9,104)
Other	(691)	(657)
Gross Deferred Tax Liabilities	(137,560)	(133,681)
Deferred Tax Assets:
Accelerated Depreciation	6,027	7,775
Allowance for Loan Losses	43,705	42,890
Minimum Pension Liability	18,852	18,831
Accrued Expenses	18,693	16,738
Postretirement Benefit Obligations	12,900	12,849
Capital Lease Expenses	3,235	3,231
Restricted Stock	7,955	6,262
Net Unrealized Losses on Investments Securities	3,271	—
Investment in Variable Interest Entities	—	1,951
Deductible State and Local Taxes	3,956	4,166
Other	7,596	7,225
Gross Deferred Tax Assets Before Valuation Allowance	126,190	121,918
Valuation Allowance	(3,655)	(3,932)
Gross Deferred Tax Assets After Valuation Allowance	122,535	117,986
Net Deferred Tax Liabilities	$(15,025)	$(15,695)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2016, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $7.2 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	0.60	1.23	0.59
Tax Reserve Adjustments	(0.18)	0.38	0.88
Leveraged Leases	(0.13)	0.06	0.01
Low-Income Housing Investments	(0.69)	(0.78)	(0.10)
Investment Tax Credits	(0.85)	(0.89)	(0.68)
Bank-Owned Life Insurance	(0.88)	(1.06)	(0.97)
Tax-Exempt Income	(2.71)	(3.03)	(2.83)
Other	(0.06)	(0.42)	(0.51)
Effective Tax Rate	30.10%	30.49%	31.39%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015	2014
Unrecognized Tax Benefits at Beginning of Year	$11,602	$12,229	$11,846
Gross Increases, Related to Tax Positions Taken in a Prior Period	145	398	1,074
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(230)	(98)	(314)
Gross Increases, Related to Current Period Tax Positions	395	573	498
Settlement with Taxing Authority	(1,002)	—	—
Lapse of Statute of Limitations	(4,336)	(1,500)	(875)
Unrecognized Tax Benefits at End of Year	$6,574	$11,602	$12,229

As of December 31, 2016 and 2015, $5.8 million and $10.8 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2016.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2016, 2015, and 2014, the Company recorded a net tax benefit of $1.1 million, net tax provision of less than $0.1 million, and a net tax provision of $0.2 million, respectively, for interest and penalties. As of December 31, 2016 and 2015, the Company had accrued $1.0 million and $2.2 million, respectively, for the payment of possible interest and penalties.

During the year ended December 31, 2016, a settlement agreement was reached with the IRS related to prior tax years after the Company had filed a protest with IRS Appeals which resulted in a $0.5 million release of federal tax reserves. The federal tax returns for 2012 through 2015 remain subject to examination. The Company’s State of Hawaii income tax returns for 2012 through 2015 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$55,223	$1,067	$4,375	$270
Forward Commitments	104,962	847	5,862	4
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	357,441	1,381	203,667	13,021
Pay Fixed/Receive Variable Swaps	357,441	(1,395)	203,667	(13,051)
Foreign Exchange Contracts	38,172	(757)	42,777	104

The following table presents the Company’s derivative financial instruments, their fair values, and the location in the consolidated statements of condition as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$1,236	$169	$270	$—
Forward Commitments	873	26	5	1
Interest Rate Swap Agreements	11,569	11,583	13,543	13,573
Foreign Exchange Contracts	53	810	149	45
Total	$13,731	$12,588	$13,967	$13,619
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2016	2015	2014
Interest Rate Lock Commitments	Mortgage Banking	$7,834	$2,779	$3,072
Forward Commitments	Mortgage Banking	1,741	27	(527)
Interest Rate Swap Agreements	Other Noninterest Income	2,987	1,085	130
Foreign Exchange Contracts	Other Noninterest Income	2,962	2,783	3,107
Total		$15,524	$6,674	$5,782

Management has received authorization from the Bank’s Board of Directors to use derivative financial instruments as an end-user in connection with the Bank’s risk management activities and to accommodate the needs of the Bank’s customers.  As with any financial instrument, derivative financial instruments have inherent risks.  Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates, and equity prices.  Market risks associated with derivative financial instruments are balanced with the expected returns to enhance earnings performance and shareholder value, while limiting the volatility of each.  The Company uses various processes to monitor its overall market risk exposure, including sensitivity analysis, value-at-risk calculations, and other methodologies.

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

As of December 31, 2016 and 2015, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 19 Balance Sheet Offsetting for more information.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of December 31, 2016, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $66.6 million and $68.8 million as of December 31, 2016 and 2015, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2017	$15,155
2018	566
2019	91
2020	27
2021	9
Thereafter	382
Total Unfunded Commitments	$16,230

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2016, 2015, and 2014.

(dollars in thousands)	2016	2015	2014
Effective Yield Method
Tax credits and other tax benefits recognized	$13,996	$13,448	$10,946
Amortization Expense in Provision for Income Taxes	7,886	7,735	5,881

There were no impairment losses related to LIHTC investments for the years ended December 31, 2016, 2015, and 2014.

Note 19. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $5.5 million and $13.1 million as of December 31, 2016 and 2015, respectively. See Note 17 Derivative Financial Instruments for more information.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as sales and subsequent repurchases of securities.  The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest) and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2016 and 2015, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$104,681	$304,681
Debt Securities Issued by States and Political Subdivisions	22,050	590	—	—	22,640
Mortgage-Backed Securities:
Residential - Government Agencies	738	—	—	97,281	98,019
Residential - U.S. Government-Sponsored Enterprises	—	—	—	98,038	98,038
Total	$22,788	$590	$200,000	$300,000	$523,378

December 31, 2015
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,313	$310,313
Debt Securities Issued by States and Political Subdivisions	47,915	4,692	100	—	52,707
Mortgage-Backed Securities:
Residential - Government Agencies	1,150	51,169	—	102,919	155,238
Residential - U.S. Government-Sponsored Enterprises	—	23,831	—	86,768	110,599
Total	$49,065	$79,692	$200,100	$300,000	$628,857

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2016 and 2015. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,094	$—	$5,094	$5,094	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,489	—	6,489	5,094	500	895

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	23,378	—	23,378	—	23,378	—
Total Repurchase Agreements	$523,378	$—	$523,378	$—	$523,378	$—

December 31, 2015
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$261	$—	$261	$261	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	13,312	—	13,312	261	—	13,051

Repurchase Agreements:
Private Institutions	575,000	—	575,000	—	575,000	—
Government Entities	53,857	—	53,857	—	53,857	—
Total Repurchase Agreements	$628,857	$—	$628,857	$—	$628,857	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $599.3 million and $663.2 million as of December 31, 2016 and 2015, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $28.9 million and $66.9 million as of December 31, 2016 and 2015, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2016 were as follows:

(dollars in thousands)	December 31, 2016
Unfunded Commitments to Extend Credit	$2,732,734
Standby Letters of Credit	112,830
Commercial Letters of Credit	16,269
Total	$2,861,833

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $89.3 million secured certain specifically identified standby letters of credit as of December 31, 2016. As of December 31, 2016, the standby and commercial letters of credit had remaining terms ranging from 1 to 15 months.

Lease Commitments

A portion of the Company’s headquarters’ building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2024. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2016, 2015, and 2014 were as follows:

(dollars in thousands)	2016	2015	2014
Minimum Rentals	$18,377	$18,826	$18,411
Sublease Rental Income	(6,551)	(6,212)	(6,647)
Total	$11,826	$12,614	$11,764

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2016:

(dollars in thousands)	Capital Leases	Operating Leases
2017	$825	$13,632
2018	825	12,108
2019	825	10,045
2020	825	9,588
2021	825	8,823
Thereafter	25,581	103,083
Total Future Minimum Lease Payments	29,706	$157,279
Amounts Representing Interest	(18,921)
Present Value of Net Future Minimum Lease Payments	$10,785

Minimum future rental income receivable under non-cancelable subleases was $17.1 million as of December 31, 2016.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the “Agreements”), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2016, management believes that the Company’s indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 Investment Securities and Note 17 Derivative Financial Instruments for more information.

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to  customers. Additionally, on January 20, 2017, another purported class action lawsuit was filed by a Bank customer alleging Bank of Hawaii’s practice of assessing a continuous negative balance overdraft fee on accounts remaining in a negative balance for extended periods of time beyond the date of the initial overdraft constituted a usurious interest charge and a breach of contract with the customer.

These lawsuits are similar to lawsuits filed against other financial institutions pertaining to available balance overdraft fee disclosures and continuing negative balance overdraft fees. Because of the many questions of fact and law that may arise in the future, the outcome of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, the applicable time period at issue, as well as an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions. Management disputes any wrongdoing and the cases are being vigorously defended.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2016, the unpaid principal balance of residential mortgage loans sold by the Company was $2.5 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2016, the Company repurchased two residential mortgage loans with an aggregate unpaid principal balance totaling $0.4 million as a result of the representation and warranty provisions contained in these contracts. These loans were delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to these repurchases. As of December 31, 2016, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2016, the Company had no repurchase requests related to loan servicing activities. As of December 31, 2016, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2016, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2016, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value. As of December 31, 2016 and 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2016 and 2015, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$539	$408,176	$—	$408,715
Debt Securities Issued by States and Political Subdivisions	—	671,799	—	671,799
Debt Securities Issued by Corporations	—	269,179	—	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	—	243,844	—	243,844
Residential - U.S. Government-Sponsored Enterprises	—	506,987	—	506,987
Commercial - Government Agencies	—	85,517	—	85,517
Total Mortgage-Backed Securities	—	836,348	—	836,348
Total Investment Securities Available-for-Sale	539	2,185,502	—	2,186,041
Loans Held for Sale	—	62,499	—	62,499
Mortgage Servicing Rights	—	—	1,655	1,655
Other Assets	21,952	—	—	21,952
Derivatives [1]	—	926	12,805	13,731
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2016	$22,491	$2,248,927	$14,460	$2,285,878

Liabilities:
Derivatives [1]	$—	$836	$11,752	$12,588
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016	$—	$836	$11,752	$12,588

December 31, 2015
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$545	$358,349	$—	$358,894
Debt Securities Issued by States and Political Subdivisions	—	731,918	—	731,918
Debt Securities Issued by Corporations	—	308,870	—	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	—	316,245	—	316,245
Residential - U.S. Government-Sponsored Enterprises	—	441,864	—	441,864
Commercial - Government Agencies	—	99,027	—	99,027
Total Mortgage-Backed Securities	—	857,136	—	857,136
Total Investment Securities Available-for-Sale	545	2,256,273	—	2,256,818
Loans Held for Sale	—	4,808	—	4,808
Mortgage Servicing Rights	—	—	1,970	1,970
Other Assets	20,262	—	—	20,262
Derivatives [1]	—	154	13,813	13,967
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2015	$20,807	$2,261,235	$15,783	$2,297,825

Liabilities:
Derivatives [1]	$—	$46	$13,573	$13,619
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015	$—	$46	$13,573	$13,619
1     The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(315)	7,850
Transfers to Loans Held for Sale	—	(7,037)
Balance as of December 31, 2016	$1,655	$1,053
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2016	$—	$1,053

Year Ended December 31, 2015
Balance as of January 1, 2015	$2,604	$118
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(634)	2,783
Transfers to Loans Held for Sale	—	(2,661)
Balance as of December 31, 2015	$1,970	$240
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2015	$(251)	$240

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2016	2015	2016	2015
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.13%	9.10%	$26,803	$26,774
		Discount Rate [2]	9.33%	9.38%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.26%	94.70%	$1,067	$270
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.13%	0.22%	$(14)	$(30)
1     Represents annualized loan prepayment rate assumption.
2     Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2016
Mortgage Servicing Rights - amortization method	Level 3	$22,008	$—

December 31, 2015
Mortgage Servicing Rights - amortization method	Level 3	$21,032	$21
Foreclosed Real Estate	Level 3	824	—
Other Assets - Equipment Held for Sale	Level 3	4,657	9,453

The write-down of mortgage servicing rights accounted for under the amortization method as of December 31, 2015 was primarily due to changes in certain key assumptions used to estimate fair value. This write-down was recovered in 2016. As previously mentioned, all of the Company’s mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The Company’s equipment held for sale at December 31, 2015 represented six aircraft that were previously on lease agreements. An impairment charge of $9.5 million (included in other noninterest expense in the Company’s consolidated statements of income) was recorded in the third quarter of 2015 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the six aircraft, the carrying value was deemed a Level 3 measurement. For segment reporting (see Note 13 Business Segments), the carrying value was included in the Commercial Banking segment. All aircraft were sold in 2016 resulting in a nominal loss on sale from the reduced carrying value.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2016 and 2015.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2016
Loans Held for Sale	$62,499	$61,782	$717

December 31, 2015
Loans Held for Sale	$4,808	$4,575	$233

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the years ended December 31, 2016 and 2015, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2016 and 2015. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,832,997	$3,827,527	$530,940	$3,296,587	$—
Loans [1]	8,583,726	8,743,191	—	—	8,743,191

Financial Instruments – Liabilities
Time Deposits	1,217,707	1,213,705	—	1,213,705	—
Securities Sold Under Agreements to Repurchase	523,378	523,374	—	523,374	—
Other Debt [2]	257,153	256,718	—	256,718	—

December 31, 2015
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,982,736	$4,006,412	$489,967	$3,516,445	$—
Loans [1]	7,538,454	7,967,385	—	—	7,967,385

Financial Instruments – Liabilities
Time Deposits	1,177,651	1,178,837	—	1,178,837	—
Securities Sold Under Agreements to Repurchase	628,857	686,853	—	686,853	—
Other Debt [2]	234,938	235,668	—	235,668	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Note 22.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Income
Dividends from Bank of Hawaii	$120,000	$115,000	$136,000
Investment Securities Gains (Losses), Net	(340)	9,870	7,810
Other Income	279	973	690
Total Income	119,939	125,843	144,500
Noninterest Expense
Intercompany Salaries and Services	705	651	839
Other Expenses	1,392	2,325	2,067
Total Noninterest Expense	2,097	2,976	2,906
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	117,842	122,867	141,594
Income Tax Benefit (Expense)	2,137	(1,670)	225
Equity in Undistributed Income of Subsidiaries	61,482	39,507	21,223
Net Income	$181,461	$160,704	$163,042
Comprehensive Income	$171,112	$163,833	$168,179

Condensed Statements of Condition

(dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash with Bank of Hawaii	$51,915	$63,755
Investment Securities Held-to-Maturity	4,973	4,960
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	2,071	2,445
Other Assets	7,744	7,842
Equity in Net Assets of Subsidiaries	1,095,077	1,036,977
Total Assets	$1,175,909	$1,130,108

Liabilities
Income Taxes Payable	$6,273	$5,072
Other Liabilities	8,099	8,776
Total Liabilities	14,372	13,848
Shareholders' Equity	1,161,537	1,116,260
Total Liabilities and Shareholders' Equity	$1,175,909	$1,130,108

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Operating Activities
Net Income	$181,461	$160,704	$163,042
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	558	639	656
Net (Gains) Losses on Sales of Investment Securities	340	(9,870)	(7,810)
Equity in Undistributed Income of Subsidiaries	(61,482)	(39,507)	(21,223)
Net Change in Other Assets and Other Liabilities	1,508	(481)	78
Net Cash Provided by Operating Activities	122,385	111,485	134,743

Investing Activities
Capital Contributions to the Bank	—	(10,179)	—
Proceeds from (Expenses related to) Sales of Investment Securities	(340)	9,870	7,810
Purchase of Investment Securities Held-to-Maturity	—	—	(4,936)
Net Cash Provided by (Used in) Investing Activities	(340)	(309)	2,874

Financing Activities
Proceeds from Issuance of Common Stock	9,079	15,364	9,995
Repurchase of Common Stock	(61,807)	(52,981)	(64,046)
Cash Dividends Paid	(81,157)	(78,367)	(79,660)
Net Cash Used in Financing Activities	(133,885)	(115,984)	(133,711)

Net Change in Cash and Cash Equivalents	(11,840)	(4,808)	3,906
Cash and Cash Equivalents at Beginning of Period	63,755	68,563	64,657
Cash and Cash Equivalents at End of Period	$51,915	$63,755	$68,563

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Hawaii Corporation

We have audited Bank of Hawaii Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the “COSO criteria”). Bank of Hawaii Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bank of Hawaii Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 27, 2017

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2017 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

The Parent’s Board of Directors has determined that Mark A. Burak, Robert Huret, Victor K. Nichols, and Raymond P. Vara, Jr., members of the Parent’s Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. All members on the Audit and Risk Committee are independent and are financially literate within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange, as applicable.

The Parent has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. A copy of the Code of Ethics for Senior Financial Officers is available on the Company’s website, www.boh.com. The Parent intends to provide disclosure of any change to, or waiver from, the Parent’s Code of Ethics for Senior Financial Officers via its website.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2017 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2017 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2017 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2017 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Condition – December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Table

Exhibit Number
3.1
Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, as filed on February 28, 2006 (the “2005 10-K”)).

3.2
Certificate of Amendment of Certificate of Incorporation of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on April 30, 2008 (the “April 30, 2008 8-K”)).

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

10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*
10.2
Bank of Hawaii Corporation’s Executive Base Salary Deferral Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K filed on December 22, 2005).*

10.3	Bank of Hawaii Corporation’s Directors’ Deferred Compensation Plan, as amended (incorporated by reference from Exhibit 10.7 to the 2005 10-K).*
10.4	Bank of Hawaii Corporation’s Director Stock Compensation Program, as amended (incorporated by reference from Exhibit 10.8 to the 2005 10-K).*
10.5
Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Appendix B to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders filed on March 17, 2005).*

10.6	Bank of Hawaii Corporation’s Stock Option Plan of 1994, as amended (incorporated by reference from Exhibit 10.12 to the 2005 10-K).*
10.7
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan (incorporated by reference from Appendix C to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, as filed on March 18, 2004).*

10.8
Amendment 2007-1 to the Bank of Hawaii Corporation 2004 Stock and Incentive Compensation Plan (incorporated by reference from Exhibit 10.13 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 25, 2008 (the “2007 10-K”)).*

10.9	Amendment 2007-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.16 to the 2007 10-K).*
10.10
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11
Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2015 Restricted Stock Unit Grant Agreement - Ho, Lucien, Biggs, Rossi & Sellers (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24
Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

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

Date:	February 27, 2017	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 27, 2017

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Michael J. Chun	/s/ Clinton R. Churchill
Michael J. Chun, Director	Clinton R. Churchill, Director
/s/ Robert Huret	/s/ Kent T. Lucien
Robert Huret, Director	Kent T. Lucien, Director and Chief Financial Officer
/s/ Victor K. Nichols	/s/ Barbara J. Tanabe
Victor K. Nichols, Director	Barbara J. Tanabe, Director
/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director
/s/ Dean Y. Shigemura
Dean Y. Shigemura Principal Accounting Officer