Form 10-Q
period 2017-03-31
BANK OF HAWAII CORP
filed 2017-04-24
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of April 18, 2017, there were 42,712,690 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2017	2016
Interest Income
Interest and Fees on Loans and Leases	$87,937	$80,895
Income on Investment Securities
Available-for-Sale	11,084	10,814
Held-to-Maturity	19,706	20,391
Deposits	5	4
Funds Sold	890	753
Other	230	212
Total Interest Income	119,852	113,069
Interest Expense
Deposits	3,691	2,886
Securities Sold Under Agreements to Repurchase	5,185	6,153
Funds Purchased	3	3
Other Debt	1,101	1,003
Total Interest Expense	9,980	10,045
Net Interest Income	109,872	103,024
Provision for Credit Losses	4,400	(2,000)
Net Interest Income After Provision for Credit Losses	105,472	105,024
Noninterest Income
Trust and Asset Management	11,479	11,256
Mortgage Banking	3,300	3,189
Service Charges on Deposit Accounts	8,325	8,443
Fees, Exchange, and Other Service Charges	13,332	13,444
Investment Securities Gains, Net	12,133	11,180
Annuity and Insurance	1,995	1,901
Bank-Owned Life Insurance	1,497	1,548
Other	3,855	5,246
Total Noninterest Income	55,916	56,207
Noninterest Expense
Salaries and Benefits	51,602	50,514
Net Occupancy	8,168	7,003
Net Equipment	5,501	5,409
Data Processing	3,410	3,951
Professional Fees	2,779	2,639
FDIC Insurance	2,209	2,352
Other	14,899	15,518
Total Noninterest Expense	88,568	87,386
Income Before Provision for Income Taxes	72,820	73,845
Provision for Income Taxes	21,644	23,635
Net Income	$51,176	$50,210
Basic Earnings Per Share	$1.21	$1.17
Diluted Earnings Per Share	$1.20	$1.16
Dividends Declared Per Share	$0.50	$0.45
Basic Weighted Average Shares	42,406,006	42,920,794
Diluted Weighted Average Shares	42,749,866	43,126,526

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Net Income	$51,176	$50,210
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	4,894	8,694
Defined Benefit Plans	146	141
Total Other Comprehensive Income	5,040	8,835
Comprehensive Income	$56,216	$59,045

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Interest-Bearing Deposits in Other Banks	$3,486	$3,187
Funds Sold	620,065	707,343
Investment Securities
Available-for-Sale	2,341,570	2,186,041
Held-to-Maturity (Fair Value of $3,848,609 and $3,827,527)	3,848,088	3,832,997
Loans Held for Sale	20,899	62,499
Loans and Leases	9,113,809	8,949,785
Allowance for Loan and Lease Losses	(105,064)	(104,273)
Net Loans and Leases	9,008,745	8,845,512
Total Earning Assets	15,842,853	15,637,579
Cash and Due From Banks	119,972	169,077
Premises and Equipment, Net	114,865	113,505
Accrued Interest Receivable	48,654	46,444
Foreclosed Real Estate	2,529	1,686
Mortgage Servicing Rights	24,291	23,663
Goodwill	31,517	31,517
Bank-Owned Life Insurance	275,685	274,188
Other Assets	203,849	194,708
Total Assets	$16,664,215	$16,492,367

Liabilities
Deposits
Noninterest-Bearing Demand	$4,593,783	$4,772,727
Interest-Bearing Demand	2,886,573	2,934,107
Savings	5,596,080	5,395,699
Time	1,400,097	1,217,707
Total Deposits	14,476,533	14,320,240
Funds Purchased	4,616	9,616
Securities Sold Under Agreements to Repurchase	505,292	523,378
Other Debt	267,921	267,938
Retirement Benefits Payable	48,436	48,451
Accrued Interest Payable	6,410	5,334
Taxes Payable and Deferred Taxes	42,046	21,674
Other Liabilities	119,824	134,199
Total Liabilities	15,471,078	15,330,830
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2017 - 57,962,462 / 42,736,032 and December 31, 2016 - 57,856,672 / 42,635,978)	576	576
Capital Surplus	553,898	551,628
Accumulated Other Comprehensive Loss	(28,866)	(33,906)
Retained Earnings	1,444,495	1,415,440
Treasury Stock, at Cost (Shares: March 31, 2017 - 15,226,430 and December 31, 2016 - 15,220,694)	(776,966)	(772,201)
Total Shareholders’ Equity	1,193,137	1,161,537
Total Liabilities and Shareholders’ Equity	$16,664,215	$16,492,367
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	51,176	—	51,176
Other Comprehensive Income	—	—	—	5,040	—	—	5,040
Share-Based Compensation	—	—	1,735	—	—	—	1,735
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	235,803	—	535	—	(702)	6,744	6,577
Common Stock Repurchased	(135,749)	—	—	—	—	(11,509)	(11,509)
Cash Dividends Declared ($0.50 per share)	—	—	—	—	(21,419)	—	(21,419)
Balance as of March 31, 2017	42,736,032	$576	$553,898	$(28,866)	$1,444,495	$(776,966)	$1,193,137

Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	50,210	—	50,210
Other Comprehensive Income	—	—	—	8,835	—	—	8,835
Share-Based Compensation	—	—	1,599	—	—	—	1,599
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	141,083	1	627	—	368	1,775	2,771
Common Stock Repurchased	(342,733)	—	—	—	—	(21,458)	(21,458)
Cash Dividends Declared ($0.45 per share)	—	—	—	—	(19,464)	—	(19,464)
Balance as of March 31, 2016	43,080,503	$576	$544,267	$(14,722)	$1,347,374	$(738,742)	$1,138,753
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Operating Activities
Net Income	$51,176	$50,210
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,400	(2,000)
Depreciation and Amortization	3,280	3,305
Amortization of Deferred Loan and Lease Fees	(427)	(365)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	10,130	11,208
Share-Based Compensation	1,735	1,599
Benefit Plan Contributions	(334)	(325)
Deferred Income Taxes	9,161	(1,129)
Net Gains on Sales of Loans and Leases	(2,168)	(3,253)
Net Gains on Sales of Investment Securities	(12,133)	(11,180)
Proceeds from Sales of Loans Held for Sale	68,884	32,545
Originations of Loans Held for Sale	(73,983)	(43,511)
Net Tax Benefits from Share-Based Compensation	1,900	—
Excess Tax Benefits from Share-Based Compensation	—	(311)
Net Change in Other Assets and Other Liabilities	(19,942)	4,826
Net Cash Provided by Operating Activities	41,679	41,619

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	81,895	92,459
Proceeds from Sales	12,133	11,180
Purchases	(234,979)	(120,793)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	161,465	167,913
Purchases	(181,048)	(102,322)
Net Change in Loans and Leases	(198,531)	(199,854)
Proceeds from Sales of Loans	79,169	19,055
Premises and Equipment, Net	(4,640)	(3,192)
Net Cash Used in Investing Activities	(284,536)	(135,554)

Financing Activities
Net Change in Deposits	156,293	237,789
Net Change in Short-Term Borrowings	(23,086)	(41,664)
Proceeds from Long-Term Debt	—	25,000
Repayments of Long-Term Debt	—	(50,000)
Excess Tax Benefits from Share-Based Compensation	—	311
Proceeds from Issuance of Common Stock	6,494	2,371
Repurchase of Common Stock	(11,509)	(21,458)
Cash Dividends Paid	(21,419)	(19,464)
Net Cash Provided by Financing Activities	106,773	132,885

Net Change in Cash and Cash Equivalents	(136,084)	38,950
Cash and Cash Equivalents at Beginning of Period	879,607	755,721
Cash and Cash Equivalents at End of Period	$743,523	$794,671
Supplemental Information
Cash Paid for Interest	$8,905	$9,416
Cash Paid for Income Taxes	1,822	999
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	843	1,040
Transfers from Loans to Loans Held for Sale	30,477	18,757

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has limited partnership interests in several low-income housing partnerships. These partnerships provide funds for the construction and operation of apartment complexes that provide affordable housing to lower-income households. If these developments successfully attract a specified percentage of residents falling in that lower-income range, state and/or federal income tax credits are made available to the partners. The tax credits are generally recognized over 10 years. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained.

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

Unfunded commitments to fund these low-income housing partnerships were $21.2 million and $16.2 million as of March 31, 2017 and December 31, 2016, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 5 Affordable Housing Projects Tax Credit Partnerships for more information.

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
These entities meet the definition of a VIE; however, the Company is not the primary beneficiary of the entities as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $80.9 million and $78.9 million as of March 31, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated statements of condition.

Correction of an Immaterial Error to the Financial Statements

The Company determined during the fourth quarter of 2016 the proceeds from the sale of residential mortgage loans transferred from portfolio to held for sale were incorrectly reported on the consolidated statements of cash flows. The consolidated statement of cash flows for the three months ended March 31, 2016 was adjusted to decrease the originations of loans held for sale by $18.4 million, decrease the proceeds from sales of loans held for sale by $19.1 million, and decrease the net change in other assets and other liabilities by $0.1 million. The net result was a $0.8 million decrease to the net cash provided by operating activities. In addition, the net change in loans and leases was increased by $18.3 million, and a new line item, proceeds from sales of loans, was inserted for $19.1 million, resulting in a $0.8 million increase to net cash used in investing activities. Lastly, listed in the Supplemental Information section as a non-cash investing activity, transfers from loans to loans held for sale was decreased by $1.4 million. These corrections did not impact the consolidated statements of income or the consolidated statements of condition. The Company evaluated the effect of the incorrect presentation of the consolidated statements of cash flows, both qualitatively and quantitatively, and concluded it did not materially misstate the Company’s previously issued financial statements.

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. For the first quarter of 2017, the adoption of ASU No. 2016-09 resulted in a decrease to the provision for income taxes primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$428,615	$2,532	$(1,323)	$429,824
Debt Securities Issued by States and Political Subdivisions	666,257	15,988	(291)	681,954
Debt Securities Issued by Corporations	268,031	137	(3,205)	264,963
Mortgage-Backed Securities:
Residential - Government Agencies	250,178	4,280	(1,167)	253,291
Residential - U.S. Government-Sponsored Enterprises	633,194	1,064	(5,187)	629,071
Commercial - Government Agencies	85,617	—	(3,150)	82,467
Total Mortgage-Backed Securities	968,989	5,344	(9,504)	964,829
Total	$2,331,892	$24,001	$(14,323)	$2,341,570
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,131	$1,181	$(799)	$530,513
Debt Securities Issued by States and Political Subdivisions	241,358	13,360	—	254,718
Debt Securities Issued by Corporations	131,652	286	(1,662)	130,276
Mortgage-Backed Securities:
Residential - Government Agencies	1,950,475	18,543	(21,880)	1,947,138
Residential - U.S. Government-Sponsored Enterprises	770,674	1,142	(9,516)	762,300
Commercial - Government Agencies	223,798	1,694	(1,828)	223,664
Total Mortgage-Backed Securities	2,944,947	21,379	(33,224)	2,933,102
Total	$3,848,088	$36,206	$(35,685)	$3,848,609

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$407,478	$2,531	$(1,294)	$408,715
Debt Securities Issued by States and Political Subdivisions	662,231	11,455	(1,887)	671,799
Debt Securities Issued by Corporations	273,044	5	(3,870)	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	4,577	(1,145)	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	971	(5,218)	506,987
Commercial - Government Agencies	89,544	—	(4,027)	85,517
Total Mortgage-Backed Securities	841,190	5,548	(10,390)	836,348
Total	$2,183,943	$19,539	$(17,441)	$2,186,041
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,149	$1,562	$(771)	$530,940
Debt Securities Issued by States and Political Subdivisions	242,295	9,991	—	252,286
Debt Securities Issued by Corporations	135,620	416	(1,528)	134,508
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	20,567	(23,861)	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	798	(10,919)	742,647
Commercial - Government Agencies	232,089	940	(2,665)	230,364
Total Mortgage-Backed Securities	2,924,933	22,305	(37,445)	2,909,793
Total	$3,832,997	$34,274	$(39,744)	$3,827,527

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2017.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$55,362	$55,427
Due After One Year Through Five Years	587,856	591,262
Due After Five Years Through Ten Years	249,876	256,495
Due After Ten Years	41,743	44,273
	934,837	947,457

Debt Securities Issued by Government Agencies	428,066	429,284
Mortgage-Backed Securities:
Residential - Government Agencies	250,178	253,291
Residential - U.S. Government-Sponsored Enterprises	633,194	629,071
Commercial - Government Agencies	85,617	82,467
Total Mortgage-Backed Securities	968,989	964,829
Total	$2,331,892	$2,341,570

Held-to-Maturity:
Due in One Year or Less	$194,986	$194,935
Due After One Year Through Five Years	406,361	409,325
Due After Five Years Through Ten Years	252,762	259,221
Due After Ten Years	49,032	52,026
	903,141	915,507
Mortgage-Backed Securities:
Residential - Government Agencies	1,950,475	1,947,138
Residential - U.S. Government-Sponsored Enterprises	770,674	762,300
Commercial - Government Agencies	223,798	223,664
Total Mortgage-Backed Securities	2,944,947	2,933,102
Total	$3,848,088	$3,848,609

Investment securities with carrying values of $2.5 billion and $2.4 billion as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Gross Gains on Sales of Investment Securities	$12,467	$11,355
Gross Losses on Sales of Investment Securities	(334)	(175)
Net Gains (Losses) on Sales of Investment Securities	$12,133	$11,180

The losses during    the three months ended March 31, 2017 and 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$117,681	$(404)	$130,056	$(919)	$247,737	$(1,323)
Debt Securities Issued by States and Political Subdivisions	78,130	(291)	—	—	78,130	(291)
Debt Securities Issued by Corporations	67,334	(702)	162,491	(2,503)	229,825	(3,205)
Mortgage-Backed Securities:
Residential - Government Agencies	34,368	(72)	10,105	(1,095)	44,473	(1,167)
Residential - U.S. Government-Sponsored Enterprises	495,584	(5,187)	—	—	495,584	(5,187)
Commercial - Government Agencies	5,137	(103)	77,330	(3,047)	82,467	(3,150)
Total Mortgage-Backed Securities	535,089	(5,362)	87,435	(4,142)	622,524	(9,504)
Total	$798,234	$(6,759)	$379,982	$(7,564)	$1,178,216	$(14,323)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$284,979	$(799)	$—	$—	$284,979	$(799)
Debt Securities Issued by Corporations	70,674	(1,091)	15,434	(571)	86,108	(1,662)
Mortgage-Backed Securities:
Residential - Government Agencies	828,303	(13,970)	218,914	(7,910)	1,047,217	(21,880)
Residential - U.S. Government-Sponsored Enterprises	614,453	(9,516)	—	—	614,453	(9,516)
Commercial - Government Agencies	84,783	(1,774)	15,358	(54)	100,141	(1,828)
Total Mortgage-Backed Securities	1,527,539	(25,260)	234,272	(7,964)	1,761,811	(33,224)
Total	$1,883,192	$(27,150)	$249,706	$(8,535)	$2,132,898	$(35,685)

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$143,715	$(562)	$89,211	$(732)	$232,926	$(1,294)
Debt Securities Issued by States and Political Subdivisions	211,188	(1,873)	6,725	(14)	217,913	(1,887)
Debt Securities Issued by Corporations	67,332	(714)	196,838	(3,156)	264,170	(3,870)
Mortgage-Backed Securities:
Residential - Government Agencies	38,355	(89)	11,185	(1,056)	49,540	(1,145)
Residential - U.S. Government-Sponsored Enterprises	397,385	(5,218)	—	—	397,385	(5,218)
Commercial - Government Agencies	5,097	(164)	80,420	(3,863)	85,517	(4,027)
Total Mortgage-Backed Securities	440,837	(5,471)	91,605	(4,919)	532,442	(10,390)
Total	$863,072	$(8,620)	$384,379	$(8,821)	$1,247,451	$(17,441)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$169,926	$(771)	$—	$—	$169,926	$(771)
Debt Securities Issued by Corporations	69,601	(971)	15,933	(557)	85,534	(1,528)
Mortgage-Backed Securities:
Residential - Government Agencies	835,227	(15,313)	231,377	(8,548)	1,066,604	(23,861)
Residential - U.S. Government-Sponsored Enterprises	693,047	(10,919)	—	—	693,047	(10,919)
Commercial - Government Agencies	87,586	(2,597)	18,653	(68)	106,239	(2,665)
Total Mortgage-Backed Securities	1,615,860	(28,829)	250,030	(8,616)	1,865,890	(37,445)
Total	$1,855,387	$(30,571)	$265,963	$(9,173)	$2,121,350	$(39,744)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2017, which were comprised of 295 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2017 and December 31, 2016, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Taxable	$25,767	$25,987
Non-Taxable	5,023	5,218
Total Interest Income from Investment Securities	$30,790	$31,205

As of March 31, 2017, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $534.2 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 78% were general obligation issuances. As of March 31, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.

As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank Stock	$20,000	$20,000
Federal Reserve Bank Stock	20,167	20,063
Total	$40,167	$40,063

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2017, the conversion ratio was 1.6483.

During the first quarter of 2017, the Company recorded a $12.5 million gain on the sale of 90,000 Visa Class B shares. Concurrent with every sale of Visa Class B shares, the Company has entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 90,914 Class B shares (149,854 Class A equivalents) that the Company owns as of March 31, 2017 are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial
Commercial and Industrial	$1,250,006	$1,249,791
Commercial Mortgage	1,909,064	1,889,551
Construction	262,660	270,018
Lease Financing	208,765	208,332
Total Commercial	3,630,495	3,617,692
Consumer
Residential Mortgage	3,224,206	3,163,073
Home Equity	1,411,489	1,334,163
Automobile	468,078	454,333
Other [1]	379,541	380,524
Total Consumer	5,483,314	5,332,093
Total Loans and Leases	$9,113,809	$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.3 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2017 and 2016.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2017 and 2016.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(174)	(5,530)	(5,704)
Recoveries on Loans and Leases Previously Charged-Off	336	1,759	2,095
Net Loans and Leases Recovered (Charged-Off)	162	(3,771)	(3,609)
Provision for Credit Losses	1,051	3,349	4,400
Balance at End of Period	$66,893	$38,171	$105,064
As of March 31, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$38	$3,912	$3,950
Collectively Evaluated for Impairment	66,855	34,259	101,114
Total	$66,893	$38,171	$105,064
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,902	$39,429	$60,331
Collectively Evaluated for Impairment	3,609,593	5,443,885	9,053,478
Total	$3,630,495	$5,483,314	$9,113,809

Three Months Ended March 31, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(257)	(4,630)	(4,887)
Recoveries on Loans and Leases Previously Charged-Off	6,905	1,779	8,684
Net Loans and Leases Recovered (Charged-Off)	6,648	(2,851)	3,797
Provision for Credit Losses	(5,552)	3,552	(2,000)
Balance at End of Period	$61,810	$42,867	$104,677
As of March 31, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$157	$3,406	$3,563
Collectively Evaluated for Impairment	61,653	39,461	101,114
Total	$61,810	$42,867	$104,677
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$22,986	$39,028	$62,014
Collectively Evaluated for Impairment	3,233,267	4,770,329	8,003,596
Total	$3,256,253	$4,809,357	$8,065,610

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,204,150	$1,811,871	$256,962	$208,253	$3,481,236
Special Mention	18,915	73,225	4,209	4	96,353
Classified	26,941	23,968	1,489	508	52,906
Total	$1,250,006	$1,909,064	$262,660	$208,765	$3,630,495

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,212,370	$1,404,974	$467,405	$378,785	$5,463,534
Special Mention	—	2,464	—	—	2,464
Classified	11,836	4,051	673	756	17,316
Total	$3,224,206	$1,411,489	$468,078	$379,541	$5,483,314
Total Recorded Investment in Loans and Leases					$9,113,809

	December 31, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,203,025	$1,792,119	$264,287	$207,386	$3,466,817
Special Mention	20,253	66,734	4,218	5	91,210
Classified	26,513	30,698	1,513	941	59,665
Total	$1,249,791	$1,889,551	$270,018	$208,332	$3,617,692

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,149,294	$1,327,676	$453,439	$379,793	$5,310,202
Special Mention	—	2,964	—	—	2,964
Classified	13,779	3,523	894	731	18,927
Total	$3,163,073	$1,334,163	$454,333	$380,524	$5,332,093
Total Recorded Investment in Loans and Leases					$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2017
Commercial
Commercial and Industrial	$6,275	$161	$—	$228	$6,664	$1,243,342	$1,250,006	$162
Commercial Mortgage	639	675	—	973	2,287	1,906,777	1,909,064	404
Construction	—	—	—	—	—	262,660	262,660	—
Lease Financing	—	—	—	—	—	208,765	208,765	—
Total Commercial	6,914	836	—	1,201	8,951	3,621,544	3,630,495	566
Consumer
Residential Mortgage	3,259	1,169	2,313	11,756	18,497	3,205,709	3,224,206	1,517
Home Equity	2,342	1,012	1,133	3,517	8,004	1,403,485	1,411,489	1,300
Automobile	9,128	1,266	673	—	11,067	457,011	468,078	—
Other [1]	2,663	1,650	1,738	—	6,051	373,490	379,541	—
Total Consumer	17,392	5,097	5,857	15,273	43,619	5,439,695	5,483,314	2,817
Total	$24,306	$5,933	$5,857	$16,474	$52,570	$9,061,239	$9,113,809	$3,383

As of December 31, 2016
Commercial
Commercial and Industrial	$10,698	$1,016	$—	$151	$11,865	$1,237,926	$1,249,791	$—
Commercial Mortgage	128	17	—	997	1,142	1,888,409	1,889,551	416
Construction	—	—	—	—	—	270,018	270,018	—
Lease Financing	—	—	—	—	—	208,332	208,332	—
Total Commercial	10,826	1,033	—	1,148	13,007	3,604,685	3,617,692	416
Consumer
Residential Mortgage	6,491	106	3,127	13,780	23,504	3,139,569	3,163,073	1,628
Home Equity	3,063	2,244	1,457	3,147	9,911	1,324,252	1,334,163	1,015
Automobile	11,692	2,162	894	—	14,748	439,585	454,333	—
Other [1]	3,200	1,532	1,592	—	6,324	374,200	380,524	—
Total Consumer	24,446	6,044	7,070	16,927	54,487	5,277,606	5,332,093	2,643
Total	$35,272	$7,077	$7,070	$18,075	$67,494	$8,882,291	$8,949,785	$3,059

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,217	$16,179	$—
Commercial Mortgage	9,165	12,665	—
Construction	1,489	1,489	—
Total Commercial	19,871	30,333	—
Total Impaired Loans with No Related Allowance Recorded	$19,871	$30,333	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$689	$689	$14
Commercial Mortgage	342	342	24
Total Commercial	1,031	1,031	38
Consumer
Residential Mortgage	24,349	29,338	3,325
Home Equity	1,507	1,507	263
Automobile	10,916	10,916	248
Other [1]	2,657	2,657	76
Total Consumer	39,429	44,418	3,912
Total Impaired Loans with an Allowance Recorded	$40,460	$45,449	$3,950

Impaired Loans:
Commercial	$20,902	$31,364	$38
Consumer	39,429	44,418	3,912
Total Impaired Loans	$60,331	$75,782	$3,950

December 31, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,556	$16,518	$—
Commercial Mortgage	9,373	12,873	—
Construction	1,513	1,513	—
Total Commercial	20,442	30,904	—
Total Impaired Loans with No Related Allowance Recorded	$20,442	$30,904	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$765	$765	$24
Commercial Mortgage	365	365	21
Total Commercial	1,130	1,130	45
Consumer
Residential Mortgage	25,625	30,615	3,224
Home Equity	1,516	1,516	15
Automobile	9,660	9,660	206
Other [1]	2,325	2,325	65
Total Consumer	39,126	44,116	3,510
Total Impaired Loans with an Allowance Recorded	$40,256	$45,246	$3,555

Impaired Loans:
Commercial	$21,572	$32,034	$45
Consumer	39,126	44,116	3,510
Total Impaired Loans	$60,698	$76,150	$3,555
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,387	$81	$12,360	$106
Commercial Mortgage	9,269	85	10,231	69
Construction	1,501	24	1,593	26
Total Commercial	20,157	190	24,184	201
Total Impaired Loans with No Related Allowance Recorded	$20,157	$190	$24,184	$201

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$727	$11	$1,285	$20
Commercial Mortgage	354	4	—	—
Total Commercial	1,081	15	1,285	20
Consumer
Residential Mortgage	24,987	212	28,606	251
Home Equity	1,512	17	1,303	17
Automobile	10,288	169	7,198	122
Other [1]	2,491	53	1,781	39
Total Consumer	39,278	451	38,888	429
Total Impaired Loans with an Allowance Recorded	$40,359	$466	$40,173	$449

Impaired Loans:
Commercial	$21,238	$205	$25,469	$221
Consumer	39,278	451	38,888	429
Total Impaired Loans	$60,516	$656	$64,357	$650

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2017 and 2016, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $59.5 million and $60.0 million as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, there were $0.3 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2016, there were $0.4 million of commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2017 and 2016.

	Loans Modified as a TDR for the Three Months Ended March 31, 2017			Loans Modified as a TDR for the Three Months Ended March 31, 2016
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	5	$3,858	$1	17	$2,988	$—
Commercial Mortgage	1	404	—	—	—	—
Total Commercial	6	4,262	1	17	2,988	—
Consumer
Residential Mortgage	1	98	—	3	1,166	197
Home Equity	—	—	—	1	478	6
Automobile	113	2,303	52	53	1,123	24
Other [2]	90	643	18	62	450	13
Total Consumer	204	3,044	70	119	3,217	240
Total	210	$7,306	$71	136	$6,205	$240

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2017 and 2016, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	2	$148	—	$—
Commercial Mortgage	1	404	—	—
Total Commercial	3	552	—	—

Consumer
Residential Mortgage	—	—	2	1,031
Home Equity	—	—	1	165
Automobile	11	224	5	116
Other [2]	27	199	18	111
Total Consumer	38	423	26	1,423
Total	41	$975	26	$1,423

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $7.7 million as of March 31, 2017.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of March 31, 2017 and $2.7 billion as of December 31, 2016.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.7 million for the three months ended March 31, 2017 and 2016.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2017 and 2016, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance at Beginning of Period	$1,655	$1,970
Change in Fair Value:
Due to Change in Valuation Assumptions [1]	—	—
Due to Payoffs	(69)	(60)
Total Changes in Fair Value of Mortgage Servicing Rights	(69)	(60)
Balance at End of Period	$1,586	$1,910

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the three months ended March 31, 2017 and 2016, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance at Beginning of Period	$22,008	$21,032
Servicing Rights that Resulted From Asset Transfers	1,315	441
Amortization	(618)	(635)
Valuation Allowance Provision	—	(85)
Balance at End of Period	$22,705	$20,753

Valuation Allowance:
Balance at Beginning of Period	$—	$(21)
Valuation Allowance Provision	—	(85)
Balance at End of Period	$—	$(106)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,148	$24,804
End of Period	$25,946	$20,841

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Weighted-Average Constant Prepayment Rate [1]	8.07%	8.13%
Weighted-Average Life (in years)	7.46	7.43
Weighted-Average Note Rate	4.08%	4.10%
Weighted-Average Discount Rate [2]	9.00%	9.33%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2017 and December 31, 2016 is presented in the following table.

(dollars in thousands)	March 31, 2017	December 31, 2016
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(328)	$(321)
Decrease in fair value from 50 bps adverse change	(650)	(636)
Discount Rate
Decrease in fair value from 25 bps adverse change	(296)	(288)
Decrease in fair value from 50 bps adverse change	(586)	(570)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $69.4 million and $66.6 million as of March 31, 2017 and December 31, 2016, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2017, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2017	$6,260
2018	8,526
2019	5,947
2020	27
2021	9
Thereafter	382
Total Unfunded Commitments	$21,151

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Effective Yield Method
Tax credits and other tax benefits recognized	$3,430	$3,516
Amortization Expense in Provision for Income Taxes	2,161	2,174

Proportional Amortization Method
Tax credits and other tax benefits recognized	$320	$259
Amortization Expense in Provision for Income Taxes	253	200

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2017 and 2016.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $4.9 million and $5.5 million as of March 31, 2017 and December 31, 2016, respectively. See Note 11 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2017 and December 31, 2016, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$110,449	$310,449
Debt Securities Issued by States and Political Subdivisions	900	2,392	2,000	—	5,292
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	—	96,060	96,060
Residential - U.S. Government-Sponsored Enterprises	—	—	—	93,491	93,491
Total	$900	$2,392	$202,000	$300,000	$505,292

December 31, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$104,681	$304,681
Debt Securities Issued by States and Political Subdivisions	22,050	590	—	—	22,640
Mortgage-Backed Securities:
Residential - Government Agencies	738	—	—	97,281	98,019
Residential - U.S. Government-Sponsored Enterprises	—	—	—	98,038	98,038
Total	$22,788	$590	$200,000	$300,000	$523,378

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2017 and December 31, 2016. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
March 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,276	$—	$5,276	$5,276	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,752	—	5,752	5,276	476	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,292	—	5,292	—	5,292	—
	$505,292	$—	$505,292	$—	$505,292	$—

December 31, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,094	$—	$5,094	$5,094	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,489	—	6,489	5,094	500	895

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	23,378	—	23,378	—	23,378	—
	$523,378	$—	$523,378	$—	$523,378	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this column. For interest rate swap agreements with institutional counterparties, the fair value of investment securities pledged was $1.0 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $590.5 million and $599.3 million as of March 31, 2017 and December 31, 2016, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $7.1 million and $28.9 million as of March 31, 2017 and December 31, 2016, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$7,580	$2,991	$4,589
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	504	199	305
Net Unrealized Gains (Losses) on Investment Securities	8,084	3,190	4,894
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	323	128	195
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	242	96	146
Other Comprehensive Income (Loss)	$8,326	$3,286	$5,040

Three Months Ended March 31, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$13,944	$5,505	$8,439
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	422	167	255
Net Unrealized Gains (Losses) on Investment Securities	14,366	5,672	8,694
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	314	124	190
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	233	92	141
Other Comprehensive Income (Loss)	$14,599	$5,764	$8,835

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	4,589	—	—	4,589
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	305	146	451
Total Other Comprehensive Income (Loss)	4,589	305	146	5,040
Balance at End of Period	$5,859	$(5,979)	$(28,746)	$(28,866)

Three Months Ended March 31, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	8,439	—	—	8,439
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	255	141	396
Total Other Comprehensive Income (Loss)	8,439	255	141	8,835
Balance at End of Period	$20,998	$(7,000)	$(28,720)	$(14,722)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(504)	$(422)	Interest Income
	199	167	Provision for Income Tax
	(305)	(255)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	81	81
Net Actuarial Losses [2]	(323)	(314)
	(242)	(233)	Total Before Tax
	96	92	Provision for Income Tax
	(146)	(141)	Net of Tax

Total Reclassifications for the Period	$(451)	$(396)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 Pension Plans and Postretirement Benefit Plan for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Denominator for Basic Earnings Per Share	42,406,006	42,920,794
Dilutive Effect of Equity Based Awards	343,860	205,732
Denominator for Diluted Earnings Per Share	42,749,866	43,126,526

Antidilutive Stock Options and Restricted Stock Outstanding	—	28,224

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 441 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

Commercial Banking

Commercial Banking offers products including corporate banking, commercial real estate loans, commercial lease financing, auto dealer financing, and deposit products.  Commercial lending and deposit products as well as public deposits are offered to middle-market and large companies in Hawaii and the Pacific Islands.  In addition, Commercial Banking offers deposit products to government entities in Hawaii. Commercial real estate mortgages focus on customers that include investors, developers, and builders predominantly domiciled in Hawaii.  Commercial Banking also includes international banking and provides merchant services to its small business customers.

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

Treasury and Other

Treasury consists of corporate asset and liability management activities, including interest rate risk management and a foreign currency exchange business.  This segment’s assets and liabilities (and related interest income and expense) consist of interest-bearing deposits, investment securities, federal funds sold and purchased, and short and long-term borrowings.  The primary sources of noninterest income are from bank-owned life insurance, net gains from the sale of investment securities, and foreign exchange income related to customer-driven currency requests from merchants and island visitors.  The net residual effect of the transfer pricing of assets and liabilities is included in Treasury, along with the elimination of intercompany transactions.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the three months ended March 31, 2017 and 2016 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2017
Net Interest Income	$65,158	$41,931	$6,650	$(3,867)	$109,872
Provision for Credit Losses	3,801	(188)	(5)	792	4,400
Net Interest Income After Provision for Credit Losses	61,357	42,119	6,655	(4,659)	105,472
Noninterest Income	20,925	5,438	14,549	15,004	55,916
Noninterest Expense	(52,260)	(18,355)	(15,471)	(2,482)	(88,568)
Income Before Provision for Income Taxes	30,022	29,202	5,733	7,863	72,820
Provision for Income Taxes	(10,673)	(10,256)	(2,121)	1,406	(21,644)
Net Income	$19,349	$18,946	$3,612	$9,269	$51,176
Total Assets as of March 31, 2017	$5,438,421	$3,577,524	$288,178	$7,360,092	$16,664,215

Three Months Ended March 31, 2016
Net Interest Income	$58,010	$38,348	$6,452	$214	$103,024
Provision for Credit Losses	2,835	(6,626)	(6)	1,797	(2,000)
Net Interest Income After Provision for Credit Losses	55,175	44,974	6,458	(1,583)	105,024
Noninterest Income	20,807	7,600	14,024	13,776	56,207
Noninterest Expense	(52,741)	(17,268)	(15,427)	(1,950)	(87,386)
Income Before Provision for Income Taxes	23,241	35,306	5,055	10,243	73,845
Provision for Income Taxes	(8,227)	(12,656)	(1,870)	(882)	(23,635)
Net Income	$15,014	$22,650	$3,185	$9,361	$50,210
Total Assets as of March 31, 2016	$4,763,749	$3,196,413	$284,891	$7,409,642	$15,654,695

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2017 and 2016.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016
Three Months Ended March 31,
Service Cost	$—	$—	$123	$137
Interest Cost	1,161	1,209	272	294
Expected Return on Plan Assets	(1,238)	(1,281)	—	—
Amortization of:
Prior Service Credit	—	—	(81)	(81)
Net Actuarial Losses (Gains)	433	389	(110)	(75)
Net Periodic Benefit Cost	$356	$317	$204	$275

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three months ended March 31, 2017, the Company contributed $0.1 million to the pension plans and $0.2 million to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2017.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$51,258	$1,262	$55,223	$1,067
Forward Commitments	60,427	(302)	104,962	847
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	359,072	462	357,441	1,381
Pay Fixed/Receive Variable Swaps	359,072	(476)	357,441	(1,395)
Foreign Exchange Contracts	46,740	339	38,172	(757)

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2017 and December 31, 2016:

Derivative Financial Instruments	March 31, 2017		December 31, 2016
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$1,262	$—	$1,236	$169
Forward Commitments	3	305	873	26
Interest Rate Swap Agreements	11,014	11,028	11,569	11,583
Foreign Exchange Contracts	364	25	53	810
Total	$12,643	$11,358	$13,731	$12,588

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2017	2016
Interest Rate Lock Commitments	Mortgage Banking	$1,267	$986
Forward Commitments	Mortgage Banking	(424)	(478)
Interest Rate Swap Agreements	Other Noninterest Income	156	109
Foreign Exchange Contracts	Other Noninterest Income	1,050	709
Total		$2,049	$1,326

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

As of March 31, 2017 and December 31, 2016, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of cash or marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 6 Balance Sheet Offsetting for more information.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2017, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Unfunded Commitments to Extend Credit	$2,728,708	$2,732,734
Standby Letters of Credit	126,258	112,830
Commercial Letters of Credit	13,511	16,269
Total Credit Commitments	$2,868,477	$2,861,833

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

Contingencies

The Company is subject to various pending and threatened legal proceedings arising within the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these claims against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may result in a loss that materially exceeds the reserves established by the Company.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2017, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the three months ended March 31, 2017, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of March 31, 2017, there was one pending repurchase request totaling $0.5 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2017, there were no loans repurchased related to loan servicing activities. As of March 31, 2017, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2017, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of March 31, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2017 and December 31, 2016, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$540	$429,284	$—	$429,824
Debt Securities Issued by States and Political Subdivisions	—	681,954	—	681,954
Debt Securities Issued by Corporations	—	264,963	—	264,963
Mortgage-Backed Securities:
Residential - Government Agencies	—	253,291	—	253,291
Residential - U.S. Government-Sponsored Enterprises	—	629,071	—	629,071
Commercial - Government Agencies	—	82,467	—	82,467
Total Mortgage-Backed Securities	—	964,829	—	964,829
Total Investment Securities Available-for-Sale	540	2,341,030	—	2,341,570
Loans Held for Sale	—	20,899	—	20,899
Mortgage Servicing Rights	—	—	1,586	1,586
Other Assets	22,004	—	—	22,004
Derivatives [1]	—	367	12,276	12,643
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2017	$22,544	$2,362,296	$13,862	$2,398,702

Liabilities:
Derivatives [1]	$—	$330	$11,028	$11,358
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017	$—	$330	$11,028	$11,358

December 31, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$539	$408,176	$—	$408,715
Debt Securities Issued by States and Political Subdivisions	—	671,799	—	671,799
Debt Securities Issued by Corporations	—	269,179	—	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	—	243,844	—	243,844
Residential - U.S. Government-Sponsored Enterprises	—	506,987	—	506,987
Commercial - Government Agencies	—	85,517	—	85,517
Total Mortgage-Backed Securities	—	836,348	—	836,348
Total Investment Securities Available-for-Sale	539	2,185,502	—	2,186,041
Loans Held for Sale	—	62,499	—	62,499
Mortgage Servicing Rights	—	—	1,655	1,655
Other Assets	21,952	—	—	21,952
Derivatives [1]	—	926	12,805	13,731
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2016	$22,491	$2,248,927	$14,460	$2,285,878

Liabilities:
Derivatives [1]	$—	$836	$11,752	$12,588
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016	$—	$836	$11,752	$12,588

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three months ended March 31, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(69)	1,267
Transfers to Loans Held for Sale	—	(1,072)
Balance as of March 31, 2017	$1,586	$1,248
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2017	$—	$1,248

Three Months Ended March 31, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(60)	972
Transfers to Loans Held for Sale	—	(841)
Balance as of March 31, 2016	$1,910	$371
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2016	$—	$371

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.07%	8.13%	$27,532	$26,803
		Discount Rate [2]	9.00%	9.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	91.47%	92.26%	$1,262	$1,067
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.12%	0.13%	$(14)	$(14)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2017. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2016.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2017
Foreclosed Real Estate	Level 3	$2,529	$19

The foreclosed real estate valuation allowance was based on a recent appraisal on one residential property.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2017
Loans Held for Sale	$20,899	$20,419	$480

December 31, 2016
Loans Held for Sale	$62,499	$61,782	$717
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2017 and 2016, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,848,088	$3,848,609	$530,513	$3,318,096	$—
Loans [1]	8,742,348	8,880,551	—	—	8,880,551

Financial Instruments - Liabilities
Time Deposits	1,400,097	1,394,757	—	1,394,757	—
Securities Sold Under Agreements to Repurchase	505,292	505,265	—	505,265	—
Other Debt [2]	257,153	256,312	—	256,312	—

December 31, 2016
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,832,997	$3,827,527	$530,940	$3,296,587	$—
Loans [1]	8,583,726	8,743,191	—	—	8,743,191

Financial Instruments - Liabilities
Time Deposits	1,217,707	1,213,705	—	1,213,705	—
Securities Sold Under Agreements to Repurchase	523,378	523,374	—	523,374	—
Other Debt [2]	257,153	256,718	—	256,718	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the new administration’s review of potential changes to such initiatives; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the first quarter of 2017 due to a continuation of the strong tourism market, active construction industry, low unemployment, and robust real estate market.  For the first two months of 2017, total visitor arrivals increased 3.3% while total visitor spending increased 9.0% compared to the same period in 2016. The statewide seasonally-adjusted unemployment rate was 2.7% in March 2017 compared to 4.5% nationally. For the first three months of 2017, the volume of single-family home sales on Oahu increased 1.0%, while the volume of condominium sales on Oahu increased 7.1% compared with the same period in 2016.  The median price of single-family home sales and condominium sales on Oahu increased 3.5% and 2.6%, respectively, for the first three months of 2017 compared to the same period in 2016. As of March 31, 2017, months of inventory of single-family homes and condominiums on Oahu remained low, each at 2.7 months.

Earnings Summary

Net income for the first quarter of 2017 was $51.2 million, an increase of $1.0 million or 2% compared to the same period in 2016.  Diluted earnings per share was $1.20 for the first quarter of 2017, an increase of $0.04 or 3% compared to the same period in 2016.

Our higher earnings for the first quarter of 2017 were primarily due to the following:

•
Net interest income for the first quarter of 2017 was $109.9 million, an increase of $6.8 million or 7% compared to the same period in 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. Our net interest margin was 2.89% in the first quarter of 2017, an increase of 3 basis points compared to the same period in 2016. The higher margin in 2017 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016.

•
Provision for income taxes for the first quarter of 2017 was $21.6 million, a decrease of $2.0 million or 8% compared to the same period in 2016. This decrease was primarily due to a $1.9 million tax benefit from the exercise of stock options and the vesting of restricted stock. Prior to the adoption of ASU No. 2016-09 in 2017, the excess tax benefits from these items were recorded in shareholders’ equity.

•
Net gains on sales of investment securities totaled $12.1 million in the first quarter of 2017 compared to $11.2 million during the same period in 2016. The net gain in the first quarter of 2017 was primarily due to the sale of 90,000 Visa Class B shares. The net gain in the first quarter of 2016 was primarily due to the sale of 100,000 Visa Class B shares. We do not currently anticipate further sales of Visa Class B shares during 2017. The Company received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares.

These items were partially offset by the following:

•
We recorded a $4.4 million provision for credit losses in the first quarter of 2017 compared to a $2.0 negative provision recorded in the same period in 2016. The negative provision was primarily due to the recovery of a commercial loan previously charged-off. Our decision to record a provision or negative provision is reflective of our evaluation of the adequacy of the Allowance.

•
Other noninterest income for the first quarter of 2017 was $3.9 million, a decrease of $1.4 million or 27% compared to the same period in 2016, primarily due to a $1.9 million net gain on sale of equipment leases in the first quarter of 2016. This decrease was partially offset by a $0.3 million increase in profit from foreign exchange contracts.

•
Net occupancy expense for the first quarter of 2017 was $8.2 million, an increase of $1.2 million or 17% compared to the same period in 2016, primarily due to a $1.5 million gain on sale of real estate property in Guam during the first quarter of 2016.

We maintained a strong balance sheet during the first quarter of 2017, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $9.1 billion as of March 31, 2017, an increase of $164.0 million or 2% from December 31, 2016 primarily due to growth in our consumer lending portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $105.1 million as of March 31, 2017, an increase of $0.8 million or 1% from December 31, 2016.  The Allowance represents 1.15% of total loans and leases outstanding as of March 31, 2017 and 1.17% of total loans and leases outstanding as of December 31, 2016. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of March 31, 2017, the total carrying value of our investment securities portfolio was $6.2 billion, an increase of $170.6 million or 3% compared to December 31, 2016. During the first three months of 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae. In addition, we also increased our holdings in Small Business Administration securities. However, Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•	Total deposits were $14.5 billion as of March 31, 2017, an increase of $156.3 million or 1% from December 31, 2016 primarily reflected in our consumer deposits.

•
Total shareholders’ equity was $1.2 billion as of March 31, 2017, an increase of $31.6 million or 3% from December 31, 2016.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2017, we repurchased 135,749 shares of our common stock at a total cost of $11.5 million under our share repurchase program and from shares purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $21.4 million during the first three months of 2017.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2017	2016
For the Period:
Operating Results
Net Interest Income	$109,872	$103,024
Provision for Credit Losses	4,400	(2,000)
Total Noninterest Income	55,916	56,207
Total Noninterest Expense	88,568	87,386
Net Income	51,176	50,210
Basic Earnings Per Share	1.21	1.17
Diluted Earnings Per Share	1.20	1.16
Dividends Declared Per Share	0.50	0.45

Performance Ratios
Return on Average Assets	1.26%	1.30%
Return on Average Shareholders’ Equity	17.63	17.88
Efficiency Ratio [1]	53.42	54.88
Net Interest Margin [2]	2.89	2.86
Dividend Payout Ratio [3]	41.32	38.46
Average Shareholders’ Equity to Average Assets	7.16	7.27

Average Balances
Average Loans and Leases	$9,020,351	$7,940,097
Average Assets	16,434,606	15,537,073
Average Deposits	14,218,886	13,334,550
Average Shareholders’ Equity	1,177,326	1,129,561

Market Price Per Share of Common Stock
Closing	$82.36	$68.28
High	90.80	69.37
Low	77.03	54.55

	March 31, 2017	December 31, 2016
As of Period End:
Balance Sheet Totals
Loans and Leases	$9,113,809	$8,949,785
Total Assets	16,664,215	16,492,367
Total Deposits	14,476,533	14,320,240
Other Debt	267,921	267,938
Total Shareholders’ Equity	1,193,137	1,161,537

Asset Quality
Non-Performing Assets	$19,003	$19,761
Allowance for Loan and Lease Losses	105,064	104,273
Allowance to Loans and Leases Outstanding	1.15%	1.17%

Capital Ratios
Common Equity Tier 1 Capital Ratio	13.41%	13.24%
Tier 1 Capital Ratio	13.41	13.24
Total Capital Ratio	14.66	14.49
Tier 1 Leverage Ratio	7.29	7.21
Total Shareholders’ Equity to Total Assets	7.16	7.04
Tangible Common Equity to Tangible Assets [4]	6.98	6.86
Tangible Common Equity to Risk-Weighted Assets [4]	13.04	12.81

Non-Financial Data
Full-Time Equivalent Employees	2,115	2,122
Branches	69	69
ATMs	441	449

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2017	December 31, 2016
Total Shareholders’ Equity	$1,193,137	$1,161,537
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,161,620	$1,130,020

Total Assets	$16,664,215	$16,492,367
Less: Goodwill	31,517	31,517
Tangible Assets	$16,632,698	$16,460,850
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$8,908,024	$8,823,485

Total Shareholders’ Equity to Total Assets	7.16%	7.04%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.98%	6.86%

Tier 1 Capital Ratio	13.41%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	13.04%	12.81%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.3	$—	0.57%	$4.4	$—	0.41%
Funds Sold	544.1	0.9	0.65	647.7	0.8	0.46
Investment Securities
Available-for-Sale
Taxable	1,625.4	7.5	1.87	1,588.5	7.2	1.80
Non-Taxable	660.7	5.4	3.26	715.0	5.6	3.15
Held-to-Maturity
Taxable	3,589.8	18.2	2.03	3,679.6	18.8	2.05
Non-Taxable	241.8	2.4	3.89	245.5	2.4	3.91
Total Investment Securities	6,117.7	33.5	2.19	6,228.6	34.0	2.19
Loans Held for Sale	30.4	0.3	3.99	12.2	0.1	3.89
Loans and Leases [1]
Commercial and Industrial	1,263.7	10.5	3.38	1,127.4	10.8	3.84
Commercial Mortgage	1,881.5	17.5	3.76	1,689.2	15.7	3.74
Construction	259.1	2.9	4.54	170.0	2.0	4.63
Commercial Lease Financing	208.7	1.1	2.18	198.9	1.3	2.69
Residential Mortgage	3,201.7	30.9	3.86	2,918.5	29.6	4.05
Home Equity	1,367.4	12.0	3.56	1,103.5	10.1	3.69
Automobile	461.7	5.8	5.04	388.6	5.0	5.19
Other [2]	376.6	7.3	7.89	344.0	6.5	7.64
Total Loans and Leases	9,020.4	88.0	3.94	7,940.1	81.0	4.09
Other	40.1	0.2	2.30	38.4	0.2	2.21
Total Earning Assets [3]	15,756.0	122.9	3.14	14,871.4	116.1	3.13
Cash and Due From Banks	132.2			131.0
Other Assets	546.4			534.7
Total Assets	$16,434.6			$15,537.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,866.4	$0.3	0.04%	$2,761.6	$0.3	0.04%
Savings	5,406.2	1.3	0.09	5,137.6	1.1	0.09
Time	1,313.7	2.1	0.65	1,208.4	1.5	0.50
Total Interest-Bearing Deposits	9,586.3	3.7	0.16	9,107.6	2.9	0.13
Short-Term Borrowings	9.5	—	0.15	7.8	—	0.14
Securities Sold Under Agreements to Repurchase	512.2	5.2	4.05	602.9	6.2	4.04
Other Debt	267.9	1.1	1.66	232.3	1.0	1.73
Total Interest-Bearing Liabilities	10,375.9	10.0	0.39	9,950.6	10.1	0.40
Net Interest Income		$112.9			$106.0
Interest Rate Spread			2.75%			2.73%
Net Interest Margin			2.89%			2.86%
Noninterest-Bearing Demand Deposits	4,632.6			4,227.0
Other Liabilities	248.8			229.9
Shareholders’ Equity	1,177.3			1,129.6
Total Liabilities and Shareholders’ Equity	$16,434.6			$15,537.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2017
	Compared to March 31, 2016
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$0.2	$0.1
Investment Securities
Available-for-Sale
Taxable	0.1	0.2	0.3
Non-Taxable	(0.4)	0.2	(0.2)
Held-to-Maturity
Taxable	(0.5)	(0.1)	(0.6)
Total Investment Securities	(0.8)	0.3	(0.5)
Loans Held for Sale	0.2	—	0.2
Loans and Leases
Commercial and Industrial	1.1	(1.4)	(0.3)
Commercial Mortgage	1.7	0.1	1.8
Construction	0.9	—	0.9
Commercial Lease Financing	0.1	(0.3)	(0.2)
Residential Mortgage	2.7	(1.4)	1.3
Home Equity	2.3	(0.4)	1.9
Automobile	0.9	(0.1)	0.8
Other [2]	0.6	0.2	0.8
Total Loans and Leases	10.3	(3.3)	7.0
Total Change in Interest Income	9.6	(2.8)	6.8

Change in Interest Expense:
Interest-Bearing Deposits
Savings	0.1	0.1	0.2
Time	0.1	0.5	0.6
Total Interest-Bearing Deposits	0.2	0.6	0.8
Securities Sold Under Agreements to Repurchase	(1.0)	—	(1.0)
Other Debt	0.1	—	0.1
Total Change in Interest Expense	(0.7)	0.6	(0.1)

Change in Net Interest Income	$10.3	$(3.4)	$6.9

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $109.9 million for the first quarter of 2017, an increase of $6.8 million or 7% compared to the same period in 2016. On a taxable-equivalent basis, net interest income was $112.9 million for the first quarter of 2017, an increase of $6.9 million or 7% compared to the same period in 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily due to higher deposit balances. Net interest margin was 2.89% for the first quarter of 2017, an increase of three basis points compared to the same period in 2016. The higher margin in 2017 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016.
Yields on our earning assets increased by one basis point in the first quarter of 2017 compared to the same period in 2016 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans which generally have higher yields. Largely offsetting the yield increase in our earning assets were lower yields in our commercial and industrial portfolio and residential mortgage portfolio, as well as higher interest rates paid on our time deposits. Yields on our commercial and industrial portfolio decreased by 46 basis points primarily due to an additional $1.3 million of interest income in the first quarter of 2016 due to the recovery of a non-performing loan related to one client in Guam, partially offset by higher year-over-year rates on floating rate loans. Yields on our residential mortgage portfolio decreased by 19 basis points primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. Interest rates paid on our time deposits increased by 15 basis points primarily due to re-pricing at higher interest rates. This increase to our funding costs was largely offset by growth in our demand and savings deposits, which generally have lower rates than other funding sources. The average balance of these deposits increased by $373.4 million or 5% in the first quarter of 2017 compared to the same period in 2016. Yields on our investment securities portfolio remained flat at 2.19%.
Average balances of our earning assets increased by $884.6 million or 6% in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in the average balances of our loans and leases. Average balances of our loans and leases portfolio increased by $1.1 billion primarily due to higher average balances in our commercial and industrial, commercial mortgage, residential mortgage, and home equity portfolios. The average balance of our commercial and industrial portfolio increased by $136.3 million primarily due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $192.3 million as a result of increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $283.2 million primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $263.9 million due in large part to the strong economy. In addition, we experienced steady line utilization during 2017. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $110.9 million decrease in the average balance of our total investment securities portfolio primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $425.3 million or 4% in the first quarter of 2017 compared to the same period in 2016 primarily due to continued growth in our relationship checking and savings products. We also experienced growth in our consumer and commercial time deposit products.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $4.4 million in the first quarter of 2017 compared to a $2.0 million negative provision in the same period in 2016. The negative provision was primarily due to the recovery of a commercial loan previously charged-off. Our decision to record a provision or negative provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $0.3 million or 1% in the first quarter of 2017 compared to the same period in 2016.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	Change
Trust and Asset Management	$11,479	$11,256	$223
Mortgage Banking	3,300	3,189	111
Service Charges on Deposit Accounts	8,325	8,443	(118)
Fees, Exchange, and Other Service Charges	13,332	13,444	(112)
Investment Securities Gains, Net	12,133	11,180	953
Annuity and Insurance	1,995	1,901	94
Bank-Owned Life Insurance	1,497	1,548	(51)
Other Income	3,855	5,246	(1,391)
Total Noninterest Income	$55,916	$56,207	$(291)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $8.8 billion and $8.7 billion as of March 31, 2017 and 2016, respectively.  Trust and asset management income increased by $0.2 million or 2% in the first quarter of 2017 compared to the same period in 2016.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income remained relatively unchanged in the first quarter of 2017 compared to the same period in 2016.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the first quarter of 2017 compared to the same period in 2016.

Net gains on sales of investment securities totaled $12.1 million in the first quarter of 2017 compared to $11.2 million during the same period in 2016. The net gain in the first quarter of 2017 was primarily due to the sale of 90,000 Visa Class B shares. The net gain in the first quarter of 2016 was primarily due to the sale of 100,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 90,914 Visa Class B shares (149,854 Class A equivalent shares) that we own are carried at a zero cost basis.

Other noninterest income decreased by $1.4 million or 27% in the first quarter of 2017 compared to the same period in 2016, primarily due to a $1.9 million net gain on sale of equipment leases in the first quarter of 2016. This decrease was partially offset by a $0.3 million increase in profit from foreign exchange contracts.

Noninterest Expense

Noninterest expense increased by $1.2 million or 1% in the first quarter of 2017 compared to the same period in 2016.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2017	2016	Change
Salaries	$29,425	$29,141	$284
Incentive Compensation	5,774	5,965	(191)
Share-Based Compensation	2,303	2,310	(7)
Commission Expense	1,836	1,357	479
Retirement and Other Benefits	5,041	4,954	87
Payroll Taxes	3,944	3,577	367
Medical, Dental, and Life Insurance	3,279	2,892	387
Separation Expense	—	318	(318)
Total Salaries and Benefits	51,602	50,514	1,088
Net Occupancy	8,168	7,003	1,165
Net Equipment	5,501	5,409	92
Data Processing	3,410	3,951	(541)
Professional Fees	2,779	2,639	140
FDIC Insurance	2,209	2,352	(143)
Other Expense:
Delivery and Postage Services	2,333	2,453	(120)
Mileage Program Travel	1,125	1,091	34
Merchant Transaction and Card Processing Fees	937	1,144	(207)
Advertising	1,282	1,314	(32)
Amortization of Solar Energy Partnership Investments	848	632	216
Other	8,374	8,884	(510)
Total Other Expense	14,899	15,518	(619)
Total Noninterest Expense	$88,568	$87,386	$1,182

Salaries and benefits expense increased by $1.1 million or 2% in the first quarter of 2017 compared to the same period in 2016.
Commission expense increased by $0.5 million primarily due to an increase in loan origination and refinance activity. Medical, dental, and life insurance increased by $0.4 million primarily due to an adjustment to the medical reserve in the first quarter of 2016.

Net occupancy expense increased by $1.2 million or 17% in the first quarter of 2017 compared to the same period in 2016 primarily due to a $1.5 million gain on sale of real estate property in Guam during the first quarter of 2016.

Data processing expense decreased by $0.5 million in the first quarter of 2017 compared to the same period in 2016 primarily due to lower pricing on information technology related expenses.

Other noninterest expense decreased by $0.6 million or 4% in the first quarter of 2017 compared to the same period in 2016.
This increase was primarily due to a $0.5 million increase in our reserve for unfunded commitments in the first quarter of 2016, a reflection of the growth in our commercial lending commitments.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Provision for Income Taxes	$21,644	$23,635
Effective Tax Rates	29.72%	32.01%

The provision for income taxes was $21.6 million in the first quarter of 2017, a decrease of $2.0 million or 8% compared to the same period in 2016. The effective tax rate was 29.72% in the first quarter of 2017 compared to 32.01% in the same period in 2016. The lower effective rate in the first quarter of 2017 was primarily due to a $1.9 million tax benefit from the exercise of stock options and the vesting of restricted stock. Prior to the adoption of ASU No. 2016-09 in 2017, the excess tax benefits from these items were recorded in shareholders’ equity. See Note 1 to the Consolidated Financial Statements for more information on ASU No. 2016-09.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.2 billion as of March 31, 2017, an increase of $170.6 million or 3% compared to December 31, 2016. As of March 31, 2017, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.1 years.

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

During the first three months of 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae. In addition, we also increased our holdings in Small Business Administration securities. However, Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of March 31, 2017, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2017, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of March 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

Gross unrealized gains in our investment securities portfolio were $60.2 million as of March 31, 2017 and $53.8 million as of December 31, 2016.  Gross unrealized losses on our temporarily impaired investment securities were $50.0 million as of March 31, 2017 and $57.2 million as of December 31, 2016.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 2 to the Consolidated Financial Statements for more information.

As of March 31, 2017, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $534.2 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 78% of our Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial
Commercial and Industrial	$1,250,006	$1,249,791
Commercial Mortgage	1,909,064	1,889,551
Construction	262,660	270,018
Lease Financing	208,765	208,332
Total Commercial	3,630,495	3,617,692
Consumer
Residential Mortgage	3,224,206	3,163,073
Home Equity	1,411,489	1,334,163
Automobile	468,078	454,333
Other [1]	379,541	380,524
Total Consumer	5,483,314	5,332,093
Total Loans and Leases	$9,113,809	$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2017 increased by $164.0 million or 2% from December 31, 2016 primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of March 31, 2017 increased by $12.8 million or less than 1% from December 31, 2016.  Commercial and industrial loans increased by $0.2 million or less than 1% from December 31, 2016 primarily due to corporate demand for funding, largely offset by paydowns. Commercial mortgage loans increased by $19.5 million or 1% from December 31, 2016 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong coupled with the transfer of construction loans into this loan portfolio upon project completion. Construction loans decreased by $7.4 million or 3% from December 31, 2016 primarily due to the aforementioned construction loans transferred to the commercial mortgage loan portfolio, as well as successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing remained relatively unchanged from December 31, 2016.

Consumer loans and leases as of March 31, 2017 increased by $151.2 million or 3% from December 31, 2016.  Residential mortgage loans increased by $61.1 million or 2% from December 31, 2016 primarily due to an increase in loan origination and refinance activity. Home equity lines and loans increased by $77.3 million or 6% from December 31, 2016 due in large part to the strong economy. In addition, we experienced steady line utilization during 2017. Automobile loans increased by $13.7 million or 3% from December 31, 2016 primarily driven by our positive dealer relationships. Other consumer loans remained relatively unchanged from December 31, 2016.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2017
Commercial
Commercial and Industrial	$1,082,248	$113,364	$53,269	$554	$571	$1,250,006
Commercial Mortgage	1,700,373	40,595	168,096	—	—	1,909,064
Construction	251,339	—	1,458	9,863	—	262,660
Lease Financing	56,704	147,638	1,254	—	3,169	208,765
Total Commercial	3,090,664	301,597	224,077	10,417	3,740	3,630,495
Consumer
Residential Mortgage	3,131,552	—	90,487	2,167	—	3,224,206
Home Equity	1,373,520	1,610	35,057	1,302	—	1,411,489
Automobile	373,473	7	90,765	3,833	—	468,078
Other [3]	305,711	—	39,095	34,734	1	379,541
Total Consumer	5,184,256	1,617	255,404	42,036	1	5,483,314
Total Loans and Leases	$8,274,920	$303,214	$479,481	$52,453	$3,741	$9,113,809

December 31, 2016
Commercial
Commercial and Industrial	$1,076,742	$105,474	$66,573	$639	$363	$1,249,791
Commercial Mortgage	1,700,162	31,003	158,386	—	—	1,889,551
Construction	262,558	—	1,196	6,264	—	270,018
Lease Financing	56,752	147,092	1,309	—	3,179	208,332
Total Commercial	3,096,214	283,569	227,464	6,903	3,542	3,617,692
Consumer
Residential Mortgage	3,067,079	—	93,764	2,230	—	3,163,073
Home Equity	1,296,976	1,776	34,090	1,321	—	1,334,163
Automobile	360,759	13	89,617	3,944	—	454,333
Other [3]	303,372	—	40,293	36,859	—	380,524
Total Consumer	5,028,186	1,789	257,764	44,354	—	5,332,093
Total Loans and Leases	$8,124,400	$285,358	$485,228	$51,257	$3,542	$8,949,785

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

Our Hawaii loan and lease portfolio increased by $150.5 million or 2% from December 31, 2016, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank and Federal Reserve Bank Stock	$40,167	$40,063
Derivative Financial Instruments	12,643	13,731
Low-Income Housing and Other Equity Investments	80,860	78,900
Deferred Compensation Plan Assets	22,004	21,952
Prepaid Expenses	10,446	7,355
Accounts Receivable	9,438	12,584
Other	28,291	20,123
Total Other Assets	$203,849	$194,708

Other assets increased by $9.1 million or 5% from December 31, 2016. This increase was primarily due to an increase in receivables related to principal paydowns on investment securities, and an increase in prepaid insurance.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2017	December 31, 2016
Consumer	$7,196,781	$6,997,482
Commercial	6,051,721	6,110,189
Public and Other	1,228,031	1,212,569
Total Deposits	$14,476,533	$14,320,240

Total deposits were $14.5 billion as of March 31, 2017, an increase of $156.3 million or 1% from December 31, 2016. This increase was primarily due to a $199.3 million increase in consumer deposits primarily due to continued growth in our relationship savings deposit products. This increase was partially offset by a $58.5 million decrease in commercial deposits primarily due to the decrease in analyzed business checking during the first quarter.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2017	December 31, 2016
Money Market	$2,061,798	$1,947,775
Regular Savings	3,534,282	3,447,924
Total Savings Deposits	$5,596,080	$5,395,699

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2017	December 31, 2016
Private Institutions	$500,000	$500,000
Government Entities	5,292	23,378
Total Securities Sold Under Agreements to Repurchase	$505,292	$523,378

Securities sold under agreements to repurchase as of March 31, 2017 decreased by $18.1 million or 3% from December 31, 2016. This decrease was primarily due to repurchase agreements maturing in the current quarter. As of March 31, 2017, the weighted-average maturity was 301 days for our repurchase agreements with government entities and 2.8 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.4 years.  As of March 31, 2017, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.52% and 4.14%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank Advances	$250,000	$250,000
Non-Recourse Debt	7,153	7,153
Capital Lease Obligations	10,768	10,785
Total	$267,921	$267,938

Other debt was $267.9 million as of March 31, 2017, unchanged from December 31, 2016. As of March 31, 2017, our FHLB advances had a weighted-average interest rate of 1.28% with maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of March 31, 2017, our remaining unused line of credit with the FHLB was $1.8 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Retail Banking	$19,349	$15,014
Commercial Banking	18,946	22,650
Investment Services	3,612	3,185
Total	41,907	40,849
Treasury and Other	9,269	9,361
Consolidated Total	$51,176	$50,210

Retail Banking

Net income increased by $4.3 million or 29% in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in net interest income and a decrease in noninterest expense. This was partially offset by an increase in the Provision. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest expense was primarily due to lower allocated expenses for data processing and marketing. This was partially offset by higher salaries and benefits expense and higher allocated expenses primarily due to the gain on sale of real estate property in Guam in the first quarter of 2016. The increase in the Provision was primarily due to higher net charge-offs in our auto loan and credit card portfolios, partially offset by lower net charge-offs in our home equity loan portfolio.

Commercial Banking

Net income decreased by $3.7 million or 16% in the first quarter of 2017 compared to the same period in 2016 primarily due to increases in the Provision and noninterest expense, and to a decrease in noninterest income. This was partially offset by an increase in net interest income. The increase in the Provision was primarily due to the recovery, in the first quarter of 2016, of a commercial and industrial loan previously charged-off. The increase in noninterest expense was primarily due to higher allocated expenses primarily due to the gain on sale of real estate property in Guam in the first quarter of 2016. The decrease in noninterest income was primarily due to lower net gains on sale of equipment leases and non-recurring loan fees. Partially offsetting the decrease in net income was an increase in net interest income primarily due to higher volume in both the lending and deposit portfolios.

Investment Services

Net income increased by $0.4 million or 13.4% in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in noninterest income. This increase was primarily due to higher trust agency fees, strong annuity and insurance income, and higher investment advisory fees.

Treasury and Other

Net income decreased by $0.1 million or 1% in the first quarter of 2017 compared to the same period in 2016 primarily due to a decrease in net interest income and an increase in the Provision.  This was largely offset by an increase in noninterest income and a decrease in the provision for income taxes.  The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in funding income related to lending activities.  The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.  The increase in noninterest income was primarily due to higher gains on the sale of Visa Class B shares compared to the same period in 2016.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.  The overall effective tax rate decreased to 29.72% in the first quarter of 2017 compared to 32.01% in the same period in 2016.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2017, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2017.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2017	December 31, 2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$228	$151
Commercial Mortgage	973	997
Total Commercial	1,201	1,148
Consumer
Residential Mortgage	11,756	13,780
Home Equity	3,517	3,147
Total Consumer	15,273	16,927
Total Non-Accrual Loans and Leases	16,474	18,075
Foreclosed Real Estate	2,529	1,686
Total Non-Performing Assets	$19,003	$19,761

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,313	$3,127
Home Equity	1,133	1,457
Automobile	673	894
Other [1]	1,738	1,592
Total Consumer	5,857	7,070
Total Accruing Loans and Leases Past Due 90 Days or More	$5,857	$7,070
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$52,965	$52,208
Total Loans and Leases	$9,113,809	$8,949,785
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.18%	0.20%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.21%	0.22%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.03%	0.03%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.32%	0.35%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.27%	0.30%
Changes in Non-Performing Assets
Balance as of December 31, 2016	$19,761
Additions	1,221
Reductions
Payments	(1,017)
Return to Accrual Status	(645)
Sales of Foreclosed Real Estate	—
Charge-offs/Write-downs	(317)
Total Reductions	(1,979)
Balance as of March 31, 2017	$19,003

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $19.0 million as of March 31, 2017, a decrease of $0.8 million or 4% from December 31, 2016.  The decrease was experienced in our consumer lending portfolio. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.21% as of March 31, 2017 and 0.22% as of December 31, 2016.

Commercial and industrial non-accrual loans were relatively unchanged from December 31, 2016.

Commercial mortgage non-accrual loans were relatively unchanged from December 31, 2016. We have individually evaluated the commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $2.0 million or 15% from December 31, 2016 primarily due to paydowns and payoffs.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judiciary foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of March 31, 2017, our residential mortgage non-accrual loans were comprised of 29 loans with a weighted average current LTV ratio of 67%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.8 million or 50% from December 31, 2016 due to the addition of three residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $5.9 million as of March 31, 2017, a $1.2 million or 17% decrease from December 31, 2016.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $60.3 million as of March 31, 2017 and $60.7 million as of December 31, 2016, and had a related Allowance of $4.0 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, we have recorded cumulative charge-offs of $15.5 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial
Commercial and Industrial	$9,678	$10,170
Commercial Mortgage	8,938	9,157
Construction	1,489	1,513
Total Commercial	20,105	20,840
Consumer
Residential Mortgage	24,348	25,625
Home Equity	1,507	1,516
Automobile	10,916	9,660
Other [1]	2,657	2,326
Total Consumer	39,428	39,127
Total	$59,533	$59,967

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $0.4 million or 1% from December 31, 2016. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2017	2016	2016
Balance at Beginning of Period	$110,845	$110,605	$108,952
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(174)	(195)	(257)
Consumer
Residential Mortgage	(183)	(335)	(205)
Home Equity	(363)	(256)	(643)
Automobile	(2,290)	(1,720)	(1,560)
Other [1]	(2,694)	(2,445)	(2,222)
Total Loans and Leases Charged-Off	(5,704)	(4,951)	(4,887)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	336	506	6,867
Commercial Mortgage	—	11	14
Construction	—	—	23
Lease Financing	—	1	1
Consumer
Residential Mortgage	104	154	201
Home Equity	508	323	513
Automobile	620	459	592
Other [1]	527	487	473
Total Recoveries on Loans and Leases Previously Charged-Off	2,095	1,941	8,684
Net Loans and Leases Recovered (Charged-Off)	(3,609)	(3,010)	3,797
Provision for Credit Losses	4,400	3,250	(2,000)
Provision for Unfunded Commitments	—	—	500
Balance at End of Period [2]	$111,636	$110,845	$111,249

Components
Allowance for Loan and Lease Losses	$105,064	$104,273	$104,677
Reserve for Unfunded Commitments	6,572	6,572	6,572
Total Reserve for Credit Losses	$111,636	$110,845	$111,249

Average Loans and Leases Outstanding	$9,020,351	$8,813,755	$7,940,097

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.16%	0.14%	(0.19)%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.15%	1.17%	1.30%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2017, the Allowance was $105.1 million or 1.15% of total loans and leases outstanding, compared with an Allowance of $104.3 million or 1.17% of total loans and leases outstanding as of December 31, 2016.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.6 million or 0.16% of total average loans and leases, on an annualized basis, in the first quarter of 2017 compared to net recoveries of $3.8 million or 0.19% of total average loans and leases, on an annualized basis, in the first quarter of 2016. Net recoveries in our commercial portfolios were $0.2 million for the first three months of 2017 compared to $6.6 million for the same period in 2016. Commercial recoveries in the first three months of 2016 were primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $3.8 million for the first three months of 2017 compared to $2.9 million for the same period in 2016. The higher net charge-offs during the first three months of 2017 were primarily in our automobile and credit card portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2017, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.6 million as of March 31, 2017, unchanged from December 31, 2016. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2017, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of March 31, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2017 was slightly less sensitive compared to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2017		December 31, 2016
Gradual Change in Interest Rates (basis points)
+200	$17,363	3.9%	$17,752	4.1%
+100	8,478	1.9	8,524	1.9
-100	(10,441)	(2.3)	(10,810)	(2.5)

Immediate Change in Interest Rates (basis points)
+200	$42,702	9.5%	$45,372	10.4%
+100	21,532	4.8	22,090	5.0
-100	(29,828)	(6.6)	(27,888)	(6.4)

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

Maturities and payments on outstanding loans also provide a steady flow of funds. Additionally, as of March 31, 2017, investment securities with a carrying value of $275.8 million were due to contractually mature in one year or less. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2017, we could have borrowed an additional $1.8 billion from the FHLB and an additional $628.3 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2017.  As of March 31, 2017, cash and cash equivalents were $743.5 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $14.5 billion.  As of March 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2017, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2017, shareholders’ equity was $1.2 billion, an increase of $31.6 million or 3% from December 31, 2016. For the first three months of 2017, net income of $51.2 million, common stock issuances of $6.6 million, share-based compensation of $1.7 million, and other comprehensive income of $5.0 million were partially offset by cash dividends paid of $21.4 million, and common stock repurchased of $11.5 million. In the first three months of 2017, included in the amount of common stock repurchased were 114,000 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $84.53 and a total cost of $9.6 million. From the beginning of our share repurchase program in July 2001 through March 31, 2017, we repurchased a total of 53.8 million shares of common stock and returned a total of $2.04 billion to our shareholders at an average cost of $37.94 per share. As of March 31, 2017, remaining buyback authority under our share repurchase program was $55.4 million. From April 1, 2017 through April 18, 2017, the Parent repurchased an additional 24,500 shares of common stock at an average cost of $79.82 per share for a total of $2.0 million.  Remaining buyback authority under our share repurchase program was $53.4 million as of April 18, 2017. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2017, the Parent’s Board of Directors declared a quarterly cash dividend of $0.50 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2017 to shareholders of record at the close of business on May 31, 2017.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of March 31, 2017 and December 31, 2016.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2017	December 31, 2016
	Regulatory Capital
	Shareholders’ Equity	$1,193,137	$1,161,537
Less:	Goodwill [1]	27,413	27,413
	Postretirement Benefit Liability Adjustments	(28,746)	(28,892)
	Net Unrealized Gains (Losses) on Investment Securities [2]	(120)	(5,014)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,194,788	1,168,228

	Tier 1 Capital	1,194,788	1,168,228
	Allowable Reserve for Credit Losses	111,354	110,300
	Total Regulatory Capital	$1,306,142	$1,278,528

	Risk-Weighted Assets	$8,908,024	$8,823,485

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.41%	13.24%
	Tier 1 Capital Ratio	13.41	13.24
	Total Capital Ratio	14.66	14.49
	Tier 1 Leverage Ratio	7.29	7.21
1 Calculated net of deferred tax liabilities.
2 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

We submitted our latest stress testing results to the FRB on July 29, 2016 and disclosed the results to the public (via posting to our website) on October 25, 2016. Our next stress testing results will be submitted to the FRB by the required due date of July 31, 2017 and we will disclose the results to the public in October 2017.

Deposit Insurance Fund (“DIF”) Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge became effective for the third quarter of 2016 and the FDIC estimates the surcharge will be imposed for approximately two years. The surcharge takes effect at the same time that the regular FDIC insurance assessment rates for all banks decline under a rule adopted by the FDIC in 2011. The net effect of the FDIC assessment changes noted above reduced our FDIC insurance expense by approximately $0.2 million for the three months ended March 31, 2017.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2017 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2017	50,719	$87.17	30,000	$62,364,841
February 1 - 28, 2017	35,000	84.49	35,000	59,407,808
March 1 - 31, 2017	50,095	82.53	49,000	55,367,379
Total	135,814	$84.76	114,000

[1]
During the first quarter of 2017, 21,814 shares were purchased from employees in connection with income tax withholdings related to the vesting of restricted stock and by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 24, 2017		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
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