Form 10-Q
period 2017-06-30
BANK OF HAWAII CORP
filed 2017-07-24
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017
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
Yes ☐  No ☒

As of July 18, 2017, there were 42,623,928 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest Income
Interest and Fees on Loans and Leases	$90,909	$82,323	$178,846	$163,218
Income on Investment Securities
Available-for-Sale	11,835	10,521	22,919	21,335
Held-to-Maturity	19,918	20,168	39,624	40,559
Deposits	2	2	7	6
Funds Sold	696	618	1,586	1,371
Other	208	153	438	365
Total Interest Income	123,568	113,785	243,420	226,854
Interest Expense
Deposits	4,998	3,081	8,689	5,967
Securities Sold Under Agreements to Repurchase	5,079	6,134	10,264	12,287
Funds Purchased	39	3	42	6
Short-Term Borrowings	64	—	64	—
Other Debt	1,109	1,017	2,210	2,020
Total Interest Expense	11,289	10,235	21,269	20,280
Net Interest Income	112,279	103,550	222,151	206,574
Provision for Credit Losses	4,250	1,000	8,650	(1,000)
Net Interest Income After Provision for Credit Losses	108,029	102,550	213,501	207,574
Noninterest Income
Trust and Asset Management	11,796	12,707	23,275	23,963
Mortgage Banking	3,819	4,088	7,119	7,277
Service Charges on Deposit Accounts	8,009	8,150	16,334	16,593
Fees, Exchange, and Other Service Charges	13,965	13,978	27,297	27,422
Investment Securities Gains (Losses), Net	(520)	(312)	11,613	10,868
Annuity and Insurance	2,161	2,006	4,156	3,907
Bank-Owned Life Insurance	1,550	1,551	3,047	3,099
Other	4,456	4,351	8,311	9,597
Total Noninterest Income	45,236	46,519	101,152	102,726
Noninterest Expense
Salaries and Benefits	50,113	50,289	101,715	100,803
Net Occupancy	8,131	7,158	16,299	14,161
Net Equipment	5,706	5,065	11,207	10,474
Data Processing	3,881	3,972	7,291	7,923
Professional Fees	2,592	2,047	5,371	4,686
FDIC Insurance	2,097	2,144	4,306	4,496
Other	15,669	15,396	30,568	30,914
Total Noninterest Expense	88,189	86,071	176,757	173,457
Income Before Provision for Income Taxes	65,076	62,998	137,896	136,843
Provision for Income Taxes	20,414	18,753	42,058	42,388
Net Income	$44,662	$44,245	$95,838	$94,455
Basic Earnings Per Share	$1.05	$1.04	$2.26	$2.21
Diluted Earnings Per Share	$1.05	$1.03	$2.24	$2.19
Dividends Declared Per Share	$0.50	$0.48	$1.00	$0.93
Basic Weighted Average Shares	42,353,976	42,729,731	42,379,730	42,825,369
Diluted Weighted Average Shares	42,658,885	42,942,960	42,704,010	43,033,199

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net Income	$44,662	$44,245	$95,838	$94,455
Other Comprehensive Income, Net of Tax:
Net Unrealized Gains on Investment Securities	3,106	5,157	8,000	13,851
Defined Benefit Plans	147	141	293	282
Total Other Comprehensive Income	3,253	5,298	8,293	14,133
Comprehensive Income	$47,915	$49,543	$104,131	$108,588

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Interest-Bearing Deposits in Other Banks	$3,913	$3,187
Funds Sold	742,221	707,343
Investment Securities
Available-for-Sale	2,316,728	2,186,041
Held-to-Maturity (Fair Value of $3,785,641 and $3,827,527)	3,782,702	3,832,997
Loans Held for Sale	20,354	62,499
Loans and Leases	9,387,613	8,949,785
Allowance for Loan and Lease Losses	(106,353)	(104,273)
Net Loans and Leases	9,281,260	8,845,512
Total Earning Assets	16,147,178	15,637,579
Cash and Due From Banks	128,093	169,077
Premises and Equipment, Net	119,569	113,505
Accrued Interest Receivable	46,595	46,444
Foreclosed Real Estate	1,991	1,686
Mortgage Servicing Rights	24,471	23,663
Goodwill	31,517	31,517
Bank-Owned Life Insurance	277,235	274,188
Other Assets	204,643	194,708
Total Assets	$16,981,292	$16,492,367

Liabilities
Deposits
Noninterest-Bearing Demand	$4,706,962	$4,772,727
Interest-Bearing Demand	3,029,549	2,934,107
Savings	5,364,191	5,395,699
Time	1,683,947	1,217,707
Total Deposits	14,784,649	14,320,240
Funds Purchased	—	9,616
Securities Sold Under Agreements to Repurchase	505,292	523,378
Other Debt	267,904	267,938
Retirement Benefits Payable	48,346	48,451
Accrued Interest Payable	5,105	5,334
Taxes Payable and Deferred Taxes	31,444	21,674
Other Liabilities	124,795	134,199
Total Liabilities	15,767,535	15,330,830
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2017 - 57,972,647 / 42,655,954 and December 31, 2016 - 57,856,672 / 42,635,978)	576	576
Capital Surplus	556,409	551,628
Accumulated Other Comprehensive Loss	(25,613)	(33,906)
Retained Earnings	1,468,328	1,415,440
Treasury Stock, at Cost (Shares: June 30, 2017 - 15,316,693 and December 31, 2016 - 15,220,694)	(785,943)	(772,201)
Total Shareholders’ Equity	1,213,757	1,161,537
Total Liabilities and Shareholders’ Equity	$16,981,292	$16,492,367
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	95,838	—	95,838
Other Comprehensive Income	—	—	—	8,293	—	—	8,293
Share-Based Compensation	—	—	3,726	—	—	—	3,726
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	275,605	—	1,055	—	(162)	7,545	8,438
Common Stock Repurchased	(255,629)	—	—	—	—	(21,287)	(21,287)
Cash Dividends Declared ($1.00 per share)	—	—	—	—	(42,788)	—	(42,788)
Balance as of June 30, 2017	42,655,954	$576	$556,409	$(25,613)	$1,468,328	$(785,943)	$1,213,757

Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	94,455	—	94,455
Other Comprehensive Income	—	—	—	14,133	—	—	14,133
Share-Based Compensation	—	—	3,314	—	—	—	3,314
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	201,445	1	1,573	—	(277)	4,900	6,197
Common Stock Repurchased	(567,435)	—	—	—	—	(37,010)	(37,010)
Cash Dividends Declared ($0.93 per share)	—	—	—	—	(40,130)	—	(40,130)
Balance as of June 30, 2016	42,916,163	$576	$546,928	$(9,424)	$1,370,308	$(751,169)	$1,157,219
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Operating Activities
Net Income	$95,838	$94,455
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	8,650	(1,000)
Depreciation and Amortization	6,565	6,596
Amortization of Deferred Loan and Lease Fees	(535)	(773)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	20,027	22,277
Share-Based Compensation	3,726	3,314
Benefit Plan Contributions	(741)	(655)
Deferred Income Taxes	3,635	(5,354)
Net Gains on Sales of Loans and Leases	(3,971)	(4,095)
Net Gains on Sales of Investment Securities	(11,613)	(10,868)
Proceeds from Sales of Loans Held for Sale	146,478	67,983
Originations of Loans Held for Sale	(150,414)	(84,660)
Net Tax Benefits from Share-Based Compensation	2,077	—
Excess Tax Benefits from Share-Based Compensation	—	(884)
Net Change in Other Assets and Other Liabilities	(21,803)	(11,956)
Net Cash Provided by Operating Activities	97,919	74,380

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	191,564	166,334
Proceeds from Sales	11,613	11,094
Purchases	(320,170)	(197,696)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	406,904	352,035
Purchases	(365,498)	(178,347)
Net Change in Loans and Leases	(508,529)	(548,977)
Proceeds from Sales of Loans	112,357	19,055
Premises and Equipment, Net	(12,629)	(5,229)
Net Cash Used in Investing Activities	(484,388)	(381,731)

Financing Activities
Net Change in Deposits	464,409	392,704
Net Change in Short-Term Borrowings	(27,702)	(42,072)
Proceeds from Long-Term Debt	—	75,000
Repayments of Long-Term Debt	—	(50,000)
Excess Tax Benefits from Share-Based Compensation	—	884
Proceeds from Issuance of Common Stock	8,457	5,304
Repurchase of Common Stock	(21,287)	(37,010)
Cash Dividends Paid	(42,788)	(40,130)
Net Cash Provided by Financing Activities	381,089	304,680

Net Change in Cash and Cash Equivalents	(5,380)	(2,671)
Cash and Cash Equivalents at Beginning of Period	879,607	755,721
Cash and Cash Equivalents at End of Period	$874,227	$753,050
Supplemental Information
Cash Paid for Interest	$21,498	$19,469
Cash Paid for Income Taxes	32,058	42,229
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	2,207	1,040
Transfers from Loans to Loans Held for Sale	62,727	101,282

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

Unfunded commitments to fund these low-income housing partnerships were $18.1 million and $16.2 million as of June 30, 2017 and December 31, 2016, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 5 Affordable Housing Projects Tax Credit Partnerships for more information.

The Company also has limited partnership interests in solar energy tax credit partnership investments. These partnerships develop, build, own and operate solar renewable energy projects. Over the course of these investments, the Company expects to receive federal and state tax credits, tax-related benefits, and excess cash available for distribution, if any. The Company may be called to sell its interest in the limited partnerships through a call option once all investment tax credits have been recognized. Tax benefits associated with these investments are generally recognized over six years.
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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $77.5 million and $78.9 million as of June 30, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated statements of condition.

Correction of an Immaterial Error to the Financial Statements

The Company determined during the fourth quarter of 2016 the proceeds from the sale of residential mortgage loans transferred from portfolio to held for sale were incorrectly reported on the consolidated statements of cash flows. The consolidated statement of cash flows for the six months ended June 30, 2016 was adjusted to decrease the originations of loans held for sale by $97.3 million, decrease the proceeds from sales of loans held for sale by $19.1 million, and decrease the net change in other assets and other liabilities by $0.1 million. The net result was a $78.1 million increase to the net cash provided by operating activities. In addition, the net change in loans and leases was increased by $97.2 million, and a new line item, proceeds from sales of loans, was inserted for $19.1 million, resulting in a $78.1 million increase to net cash used in investing activities. Lastly, listed in the Supplemental Information section as a non-cash investing activity, transfers from loans to loans held for sale was decreased by $2.3 million. These corrections did not impact the consolidated statements of income or the consolidated statements of condition. The Company evaluated the effect of the incorrect presentation of the consolidated statements of cash flows, both qualitatively and quantitatively, and concluded it did not materially misstate the Company’s previously issued financial statements.

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. For the first six months of 2017, the adoption of ASU No. 2016-09 resulted in a decrease to the provision for income taxes primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is continuing its overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on the latest news via webcasts, publications, conferences, and peer bank meetings. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$430,208	$3,732	$(963)	$432,977
Debt Securities Issued by States and Political Subdivisions	650,075	17,905	(99)	667,881
Debt Securities Issued by Corporations	268,022	138	(2,911)	265,249
Mortgage-Backed Securities:
Residential - Government Agencies	262,834	3,858	(1,150)	265,542
Residential - U.S. Government-Sponsored Enterprises	613,512	1,090	(4,701)	609,901
Commercial - Government Agencies	77,757	—	(2,579)	75,178
Total Mortgage-Backed Securities	954,103	4,948	(8,430)	950,621
Total	$2,302,408	$26,723	$(12,403)	$2,316,728
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$500,111	$613	$(886)	$499,838
Debt Securities Issued by States and Political Subdivisions	240,413	14,472	—	254,885
Debt Securities Issued by Corporations	127,666	405	(1,326)	126,745
Mortgage-Backed Securities:
Residential - Government Agencies	1,928,530	15,726	(19,602)	1,924,654
Residential - U.S. Government-Sponsored Enterprises	772,212	1,284	(7,144)	766,352
Commercial - Government Agencies	213,770	2,213	(2,816)	213,167
Total Mortgage-Backed Securities	2,914,512	19,223	(29,562)	2,904,173
Total	$3,782,702	$34,713	$(31,774)	$3,785,641

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$407,478	$2,531	$(1,294)	$408,715
Debt Securities Issued by States and Political Subdivisions	662,231	11,455	(1,887)	671,799
Debt Securities Issued by Corporations	273,044	5	(3,870)	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	4,577	(1,145)	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	971	(5,218)	506,987
Commercial - Government Agencies	89,544	—	(4,027)	85,517
Total Mortgage-Backed Securities	841,190	5,548	(10,390)	836,348
Total	$2,183,943	$19,539	$(17,441)	$2,186,041
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,149	$1,562	$(771)	$530,940
Debt Securities Issued by States and Political Subdivisions	242,295	9,991	—	252,286
Debt Securities Issued by Corporations	135,620	416	(1,528)	134,508
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	20,567	(23,861)	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	798	(10,919)	742,647
Commercial - Government Agencies	232,089	940	(2,665)	230,364
Total Mortgage-Backed Securities	2,924,933	22,305	(37,445)	2,909,793
Total	$3,832,997	$34,274	$(39,744)	$3,827,527

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2017.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$86,725	$86,878
Due After One Year Through Five Years	585,928	589,580
Due After Five Years Through Ten Years	214,366	223,309
Due After Ten Years	31,629	33,904
	918,648	933,671

Debt Securities Issued by Government Agencies	429,657	432,436
Mortgage-Backed Securities:
Residential - Government Agencies	262,834	265,542
Residential - U.S. Government-Sponsored Enterprises	613,512	609,901
Commercial - Government Agencies	77,757	75,178
Total Mortgage-Backed Securities	954,103	950,621
Total	$2,302,408	$2,316,728

Held-to-Maturity:
Due in One Year or Less	$235,104	$234,882
Due After One Year Through Five Years	335,763	338,517
Due After Five Years Through Ten Years	258,942	266,850
Due After Ten Years	38,381	41,219
	868,190	881,468
Mortgage-Backed Securities:
Residential - Government Agencies	1,928,530	1,924,654
Residential - U.S. Government-Sponsored Enterprises	772,212	766,352
Commercial - Government Agencies	213,770	213,167
Total Mortgage-Backed Securities	2,914,512	2,904,173
Total	$3,782,702	$3,785,641

Investment securities with carrying values of $2.7 billion and $2.4 billion as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Gross Gains on Sales of Investment Securities	$—	$—	$12,467	$11,355
Gross Losses on Sales of Investment Securities	(520)	(312)	(854)	(487)
Net Gains (Losses) on Sales of Investment Securities	$(520)	$(312)	$11,613	$10,868

The losses during    the three and six months ended June 30, 2017 and 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of loss, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$42,325	$(285)	$143,773	$(678)	$186,098	$(963)
Debt Securities Issued by States and Political Subdivisions	49,521	(99)	—	—	49,521	(99)
Debt Securities Issued by Corporations	62,472	(555)	162,638	(2,356)	225,110	(2,911)
Mortgage-Backed Securities:
Residential - Government Agencies	23,520	(56)	13,814	(1,094)	37,334	(1,150)
Residential - U.S. Government-Sponsored Enterprises	420,189	(4,398)	10,611	(303)	430,800	(4,701)
Commercial - Government Agencies	—	—	75,178	(2,579)	75,178	(2,579)
Total Mortgage-Backed Securities	443,709	(4,454)	99,603	(3,976)	543,312	(8,430)
Total	$598,027	$(5,393)	$406,014	$(7,010)	$1,004,041	$(12,403)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$284,734	$(886)	$—	$—	$284,734	$(886)
Debt Securities Issued by Corporations	65,356	(835)	15,027	(491)	80,383	(1,326)
Mortgage-Backed Securities:
Residential - Government Agencies	856,028	(11,817)	222,166	(7,785)	1,078,194	(19,602)
Residential - U.S. Government-Sponsored Enterprises	598,035	(7,144)	—	—	598,035	(7,144)
Commercial - Government Agencies	79,883	(2,748)	10,561	(68)	90,444	(2,816)
Total Mortgage-Backed Securities	1,533,946	(21,709)	232,727	(7,853)	1,766,673	(29,562)
Total	$1,884,036	$(23,430)	$247,754	$(8,344)	$2,131,790	$(31,774)

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$143,715	$(562)	$89,211	$(732)	$232,926	$(1,294)
Debt Securities Issued by States and Political Subdivisions	211,188	(1,873)	6,725	(14)	217,913	(1,887)
Debt Securities Issued by Corporations	67,332	(714)	196,838	(3,156)	264,170	(3,870)
Mortgage-Backed Securities:
Residential - Government Agencies	38,355	(89)	11,185	(1,056)	49,540	(1,145)
Residential - U.S. Government-Sponsored Enterprises	397,385	(5,218)	—	—	397,385	(5,218)
Commercial - Government Agencies	5,097	(164)	80,420	(3,863)	85,517	(4,027)
Total Mortgage-Backed Securities	440,837	(5,471)	91,605	(4,919)	532,442	(10,390)
Total	$863,072	$(8,620)	$384,379	$(8,821)	$1,247,451	$(17,441)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$169,926	$(771)	$—	$—	$169,926	$(771)
Debt Securities Issued by Corporations	69,601	(971)	15,933	(557)	85,534	(1,528)
Mortgage-Backed Securities:
Residential - Government Agencies	835,227	(15,313)	231,377	(8,548)	1,066,604	(23,861)
Residential - U.S. Government-Sponsored Enterprises	693,047	(10,919)	—	—	693,047	(10,919)
Commercial - Government Agencies	87,586	(2,597)	18,653	(68)	106,239	(2,665)
Total Mortgage-Backed Securities	1,615,860	(28,829)	250,030	(8,616)	1,865,890	(37,445)
Total	$1,855,387	$(30,571)	$265,963	$(9,173)	$2,121,350	$(39,744)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2017, which were comprised of 291 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2017 and December 31, 2016, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Taxable	$26,741	$25,567	$52,508	$51,554
Non-Taxable	5,012	5,122	10,035	10,340
Total Interest Income from Investment Securities	$31,753	$30,689	$62,543	$61,894

As of June 30, 2017, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $528.3 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 78% were general obligation issuances. As of June 30, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.

As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank Stock	$20,000	$20,000
Federal Reserve Bank Stock	20,167	20,063
Total	$40,167	$40,063

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2017, the conversion ratio was 1.6483.

During the first quarter of 2017, the Company recorded a $12.5 million gain on the sale of 90,000 Visa Class B shares. Concurrent with every sale of Visa Class B shares, the Company has entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 90,914 Class B shares (149,854 Class A equivalents) that the Company owns as of June 30, 2017 are carried at a zero cost basis.

Note 3.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial
Commercial and Industrial	$1,241,953	$1,249,791
Commercial Mortgage	2,009,886	1,889,551
Construction	248,030	270,018
Lease Financing	205,043	208,332
Total Commercial	3,704,912	3,617,692
Consumer
Residential Mortgage	3,317,179	3,163,073
Home Equity	1,473,123	1,334,163
Automobile	484,092	454,333
Other [1]	408,307	380,524
Total Consumer	5,682,701	5,332,093
Total Loans and Leases	$9,387,613	$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.8 million and $4.4 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2017 and 2016.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2017 and 2016.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,893	$38,171	$105,064
Loans and Leases Charged-Off	(124)	(5,363)	(5,487)
Recoveries on Loans and Leases Previously Charged-Off	266	2,260	2,526
Net Loans and Leases Recovered (Charged-Off)	142	(3,103)	(2,961)
Provision for Credit Losses	(853)	5,103	4,250
Balance at End of Period	$66,182	$40,171	$106,353
Six Months Ended June 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(298)	(10,893)	(11,191)
Recoveries on Loans and Leases Previously Charged-Off	602	4,019	4,621
Net Loans and Leases Recovered (Charged-Off)	304	(6,874)	(6,570)
Provision for Credit Losses	198	8,452	8,650
Balance at End of Period	$66,182	$40,171	$106,353
As of June 30, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$45	$3,792	$3,837
Collectively Evaluated for Impairment	66,137	36,379	102,516
Total	$66,182	$40,171	$106,353
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,197	$38,528	$58,725
Collectively Evaluated for Impairment	3,684,715	5,644,173	9,328,888
Total	$3,704,912	$5,682,701	$9,387,613

Three Months Ended June 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$61,810	$42,867	$104,677
Loans and Leases Charged-Off	(204)	(3,551)	(3,755)
Recoveries on Loans and Leases Previously Charged-Off	418	1,592	2,010
Net Loans and Leases Recovered (Charged-Off)	214	(1,959)	(1,745)
Provision for Credit Losses	5	995	1,000
Balance at End of Period	$62,029	$41,903	$103,932
Six Months Ended June 30, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(461)	(8,181)	(8,642)
Recoveries on Loans and Leases Previously Charged-Off	7,323	3,371	10,694
Net Loans and Leases Recovered (Charged-Off)	6,862	(4,810)	2,052
Provision for Credit Losses	(5,547)	4,547	(1,000)
Balance at End of Period	$62,029	$41,903	$103,932
As of June 30, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$7	$3,195	$3,202
Collectively Evaluated for Impairment	62,022	38,708	100,730
Total	$62,029	$41,903	$103,932
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$22,271	$38,691	$60,962
Collectively Evaluated for Impairment	3,283,571	4,986,936	8,270,507
Total	$3,305,842	$5,025,627	$8,331,469

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,197,264	$1,937,447	$246,283	$204,572	$3,585,566
Special Mention	16,752	53,046	282	—	70,080
Classified	27,937	19,393	1,465	471	49,266
Total	$1,241,953	$2,009,886	$248,030	$205,043	$3,704,912

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,307,841	$1,466,847	$483,553	$407,468	$5,665,709
Special Mention	—	1,764	—	—	1,764
Classified	9,338	4,512	539	839	15,228
Total	$3,317,179	$1,473,123	$484,092	$408,307	$5,682,701
Total Recorded Investment in Loans and Leases					$9,387,613

	December 31, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,203,025	$1,792,119	$264,287	$207,386	$3,466,817
Special Mention	20,253	66,734	4,218	5	91,210
Classified	26,513	30,698	1,513	941	59,665
Total	$1,249,791	$1,889,551	$270,018	$208,332	$3,617,692

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,149,294	$1,327,676	$453,439	$379,793	$5,310,202
Special Mention	—	2,964	—	—	2,964
Classified	13,779	3,523	894	731	18,927
Total	$3,163,073	$1,334,163	$454,333	$380,524	$5,332,093
Total Recorded Investment in Loans and Leases					$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2017
Commercial
Commercial and Industrial	$310	$68	$—	$175	$553	$1,241,400	$1,241,953	$78
Commercial Mortgage	12	—	—	1,460	1,472	2,008,414	2,009,886	899
Construction	—	—	—	—	—	248,030	248,030	—
Lease Financing	—	—	—	—	—	205,043	205,043	—
Total Commercial	322	68	—	1,635	2,025	3,702,887	3,704,912	977
Consumer
Residential Mortgage	3,486	869	2,269	9,337	15,961	3,301,218	3,317,179	733
Home Equity	2,331	524	2,343	3,405	8,603	1,464,520	1,473,123	1,006
Automobile	11,184	1,397	539	—	13,120	470,972	484,092	—
Other [1]	2,886	1,597	1,859	—	6,342	401,965	408,307	—
Total Consumer	19,887	4,387	7,010	12,742	44,026	5,638,675	5,682,701	1,739
Total	$20,209	$4,455	$7,010	$14,377	$46,051	$9,341,562	$9,387,613	$2,716

As of December 31, 2016
Commercial
Commercial and Industrial	$10,698	$1,016	$—	$151	$11,865	$1,237,926	$1,249,791	$—
Commercial Mortgage	128	17	—	997	1,142	1,888,409	1,889,551	416
Construction	—	—	—	—	—	270,018	270,018	—
Lease Financing	—	—	—	—	—	208,332	208,332	—
Total Commercial	10,826	1,033	—	1,148	13,007	3,604,685	3,617,692	416
Consumer
Residential Mortgage	6,491	106	3,127	13,780	23,504	3,139,569	3,163,073	1,628
Home Equity	3,063	2,244	1,457	3,147	9,911	1,324,252	1,334,163	1,015
Automobile	11,692	2,162	894	—	14,748	439,585	454,333	—
Other [1]	3,200	1,532	1,592	—	6,324	374,200	380,524	—
Total Consumer	24,446	6,044	7,070	16,927	54,487	5,277,606	5,332,093	2,643
Total	$35,272	$7,077	$7,070	$18,075	$67,494	$8,882,291	$8,949,785	$3,059

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,216	$15,178	$—
Commercial Mortgage	9,573	13,073	—
Construction	1,465	1,465	—
Total Commercial	19,254	29,716	—
Total Impaired Loans with No Related Allowance Recorded	$19,254	$29,716	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$624	$624	$13
Commercial Mortgage	319	319	32
Total Commercial	943	943	45
Consumer
Residential Mortgage	21,947	26,686	3,167
Home Equity	1,735	1,735	267
Automobile	12,178	12,178	279
Other [1]	2,668	2,669	79
Total Consumer	38,528	43,268	3,792
Total Impaired Loans with an Allowance Recorded	$39,471	$44,211	$3,837

Impaired Loans:
Commercial	$20,197	$30,659	$45
Consumer	38,528	43,268	3,792
Total Impaired Loans	$58,725	$73,927	$3,837

December 31, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,556	$16,518	$—
Commercial Mortgage	9,373	12,873	—
Construction	1,513	1,513	—
Total Commercial	20,442	30,904	—
Total Impaired Loans with No Related Allowance Recorded	$20,442	$30,904	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$765	$765	$24
Commercial Mortgage	365	365	21
Total Commercial	1,130	1,130	45
Consumer
Residential Mortgage	25,625	30,615	3,224
Home Equity	1,516	1,516	15
Automobile	9,660	9,660	206
Other [1]	2,325	2,325	65
Total Consumer	39,126	44,116	3,510
Total Impaired Loans with an Allowance Recorded	$40,256	$45,246	$3,555

Impaired Loans:
Commercial	$21,572	$32,034	$45
Consumer	39,126	44,116	3,510
Total Impaired Loans	$60,698	$76,150	$3,555
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,717	$61	$10,032	$112
Commercial Mortgage	9,369	77	10,059	93
Construction	1,477	24	1,570	25
Total Commercial	19,563	162	21,661	230
Total Impaired Loans with No Related Allowance Recorded	$19,563	$162	$21,661	$230

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$657	$9	$968	$12
Commercial Mortgage	331	4	—	—
Total Commercial	988	13	968	12
Consumer
Residential Mortgage	23,148	214	27,995	250
Home Equity	1,621	20	1,511	18
Automobile	11,547	195	7,422	125
Other [1]	2,663	57	1,932	43
Total Consumer	38,979	486	38,860	436
Total Impaired Loans with an Allowance Recorded	$39,967	$499	$39,828	$448

Impaired Loans:
Commercial	$20,551	$175	$22,629	$242
Consumer	38,979	486	38,860	436
Total Impaired Loans	$59,530	$661	$61,489	$678

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,996	$142	$11,571	$218
Commercial Mortgage	9,370	162	10,175	162
Construction	1,489	48	1,581	51
Total Commercial	19,855	352	23,327	431
Total Impaired Loans with No Related Allowance Recorded	$19,855	$352	$23,327	$431

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$693	$20	$1,075	$32
Commercial Mortgage	342	8	—	—
Total Commercial	1,035	28	1,075	32
Consumer
Residential Mortgage	23,974	426	28,323	501
Home Equity	1,586	37	1,370	35
Automobile	10,918	364	7,285	247
Other [1]	2,550	110	1,843	82
Total Consumer	39,028	937	38,821	865
Total Impaired Loans with an Allowance Recorded	$40,063	$965	$39,896	$897

Impaired Loans:
Commercial	$20,890	$380	$24,402	$463
Consumer	39,028	937	38,821	865
Total Impaired Loans	$59,918	$1,317	$63,223	$1,328

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2017 and 2016, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2017 and 2016, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $57.5 million and $60.0 million as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, there were no commitments to lend additional funds on loans modified in a TDR. As of December 31, 2016, there were $0.4 million of commitments to lend additional funds on loans modified in a TDR.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor are often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include a lower interest rate and the loan being fully amortized for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loan modifications usually involve extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2017 and 2016.

	Loans Modified as a TDR for the Three Months Ended June 30, 2017			Loans Modified as a TDR for the Three Months Ended June 30, 2016
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	6	$4,191	$11	16	$2,955	$—
Commercial Mortgage	1	700	—	—	—	—
Total Commercial	7	4,891	11	16	2,955	—
Consumer
Residential Mortgage	—	—	—	1	440	—
Home Equity	1	4	4	—	—	—
Automobile	99	2,115	49	53	977	22
Other [2]	40	304	8	40	271	8
Total Consumer	140	2,423	61	94	1,688	30
Total	147	$7,314	$72	110	$4,643	$30

	Loans Modified as a TDR for the Six Months Ended June 30, 2017			Loans Modified as a TDR for the Six Months Ended June 30, 2016
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	11	$7,235	$11	18	$3,102	$2
Commercial Mortgage	2	1,096	—	—	—	—
Total Commercial	13	8,331	11	18	3,102	2
Consumer
Residential Mortgage	—	—	—	4	1,610	15
Home Equity	1	239	4	1	478	6
Automobile	209	4,315	99	108	2,008	48
Other [2]	114	891	24	99	684	19
Total Consumer	324	5,445	127	212	4,780	88
Total	337	$13,776	$138	230	$7,882	$90

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2017 and 2016, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	—	$—	1	$43
Automobile	12	267	3	21
Other [2]	18	137	9	70
Total Consumer	30	404	13	134
Total	30	$404	13	$134

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$49	—	$—
Total Commercial	1	49	—	—

Consumer
Residential Mortgage	—	—	3	1,056
Home Equity	—	—	1	162
Automobile	17	390	4	57
Other [2]	36	255	22	142
Total Consumer	53	645	30	1,417
Total	54	$694	30	$1,417

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.2 million as of June 30, 2017.

Note 4.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of June 30, 2017 and $2.7 billion as of December 31, 2016.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million for the six months ended June 30, 2017 and 2016.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2017 and 2016, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$1,586	$1,910	$1,655	$1,970
Change in Fair Value:
Due to Payoffs	(38)	(91)	(107)	(151)
Total Changes in Fair Value of Mortgage Servicing Rights	(38)	(91)	(107)	(151)
Balance at End of Period	$1,548	$1,819	$1,548	$1,819

For the three and six months ended June 30, 2017 and 2016, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$22,705	$20,753	$22,008	$21,032
Servicing Rights that Resulted From Asset Transfers	961	329	2,276	771
Amortization	(690)	(677)	(1,308)	(1,313)
Valuation Allowance Provision	(53)	(2,593)	(53)	(2,678)
Balance at End of Period	$22,923	$17,812	$22,923	$17,812

Valuation Allowance:
Balance at Beginning of Period	$—	$(106)	$—	$(21)
Valuation Allowance Provision	(53)	(2,593)	(53)	(2,678)
Balance at End of Period	$(53)	$(2,699)	$(53)	$(2,699)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,946	$20,841	$25,148	$24,804
End of Period	$25,479	$17,812	$25,479	$17,812

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Weighted-Average Constant Prepayment Rate [1]	8.60%	8.13%
Weighted-Average Life (in years)	7.20	7.43
Weighted-Average Note Rate	4.07%	4.10%
Weighted-Average Discount Rate [2]	8.87%	9.33%

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2017 and December 31, 2016 is presented in the following table.

(dollars in thousands)	June 30, 2017	December 31, 2016
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(317)	$(321)
Decrease in fair value from 50 bps adverse change	(628)	(636)
Discount Rate
Decrease in fair value from 25 bps adverse change	(285)	(288)
Decrease in fair value from 50 bps adverse change	(565)	(570)

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

The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises significant control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) relating to the approval of certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $66.9 million and $66.6 million as of June 30, 2017 and December 31, 2016, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2017, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2017	$3,173
2018	8,526
2019	5,947
2020	27
2021	9
Thereafter	425
Total Unfunded Commitments	$18,107

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Effective Yield Method
Tax credits and other tax benefits recognized	$3,439	$3,516	$6,869	$7,032
Amortization Expense in Provision for Income Taxes	2,137	2,174	4,298	4,348

Proportional Amortization Method
Tax credits and other tax benefits recognized	$440	$259	$761	$518
Amortization Expense in Provision for Income Taxes	358	200	611	400

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2017 and 2016.

Note 6. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $5.2 million and $5.5 million as of June 30, 2017 and December 31, 2016, respectively. See Note 11 Derivative Financial Instruments for more information.
Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. Effective 2017, these payments, commonly referred to as variation margin, will be recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. During the second quarter of 2017, the Company executed its first centrally cleared swap agreements. This rule change effectively results in any centrally cleared derivative having a fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table at the end of this section. See Note 11 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2017 and December 31, 2016, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$—	$306,624	$306,624
Debt Securities Issued by States and Political Subdivisions	695	2,790	1,000	—	4,485
Mortgage-Backed Securities:
Residential - Government Agencies	807	—	—	100,971	101,778
Residential - U.S. Government-Sponsored Enterprises	—	—	—	92,405	92,405
Total	$1,502	$2,790	$1,000	$500,000	$505,292

December 31, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$104,681	$304,681
Debt Securities Issued by States and Political Subdivisions	22,050	590	—	—	22,640
Mortgage-Backed Securities:
Residential - Government Agencies	738	—	—	97,281	98,019
Residential - U.S. Government-Sponsored Enterprises	—	—	—	98,038	98,038
Total	$22,788	$590	$200,000	$300,000	$523,378

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2017 and December 31, 2016. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
June 30, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$4,285	$—	$4,285	$4,285	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,360	—	6,360	4,285	1,498	577

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,292	—	5,292	—	5,292	—
	$505,292	$—	$505,292	$—	$505,292	$—

December 31, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,094	$—	$5,094	$5,094	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,489	—	6,489	5,094	500	895

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	23,378	—	23,378	—	23,378	—
	$523,378	$—	$523,378	$—	$523,378	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this column. For repurchase agreements with private institutions, the fair value of investment securities pledged was $575.5 million and $599.3 million as of June 30, 2017 and December 31, 2016, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $7.1 million and $28.9 million as of June 30, 2017 and December 31, 2016, respectively.

Note 7.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$4,642	$1,833	$2,809
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	491	194	297
Net Unrealized Gains (Losses) on Investment Securities	5,133	2,027	3,106
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	322	127	195
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	242	95	147
Other Comprehensive Income (Loss)	$5,375	$2,122	$3,253

Three Months Ended June 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$8,279	$3,268	$5,011
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	242	96	146
Net Unrealized Gains (Losses) on Investment Securities	8,521	3,364	5,157
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	312	123	189
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	232	91	141
Other Comprehensive Income (Loss)	$8,753	$3,455	$5,298

Six Months Ended June 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$12,222	$4,824	$7,398
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	995	393	602
Net Unrealized Gains (Losses) on Investment Securities	13,217	5,217	8,000
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	645	255	390
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	484	191	293
Other Comprehensive Income (Loss)	$13,701	$5,408	$8,293

Six Months Ended June 30, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$22,223	$8,773	$13,450
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	663	262	401
Net Unrealized Gains (Losses) on Investment Securities	22,886	9,035	13,851
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	626	247	379
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	465	183	282
Other Comprehensive Income (Loss)	$23,351	$9,218	$14,133

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2017
Balance at Beginning of Period	$5,859	$(5,979)	$(28,746)	$(28,866)
Other Comprehensive Income (Loss) Before Reclassifications	2,809	—	—	2,809
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	297	147	444
Total Other Comprehensive Income (Loss)	2,809	297	147	3,253
Balance at End of Period	$8,668	$(5,682)	$(28,599)	$(25,613)

Three Months Ended June 30, 2016
Balance at Beginning of Period	$20,998	$(7,000)	$(28,720)	$(14,722)
Other Comprehensive Income (Loss) Before Reclassifications	5,011	—	—	5,011
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	146	141	287
Total Other Comprehensive Income (Loss)	5,011	146	141	5,298
Balance at End of Period	$26,009	$(6,854)	$(28,579)	$(9,424)

Six Months Ended June 30, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	7,398	—	—	7,398
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	602	293	895
Total Other Comprehensive Income (Loss)	7,398	602	293	8,293
Balance at End of Period	$8,668	$(5,682)	$(28,599)	$(25,613)

Six Months Ended June 30, 2016
Balance at Beginning of Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	13,450	—	—	13,450
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	401	282	683
Total Other Comprehensive Income (Loss)	13,450	401	282	14,133
Balance at End of Period	$26,009	$(6,854)	$(28,579)	$(9,424)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2017	2016
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(491)	$(242)	Interest Income
	194	96	Provision for Income Tax
	(297)	(146)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	80	80
Net Actuarial Losses [2]	(322)	(312)
	(242)	(232)	Total Before Tax
	95	91	Provision for Income Tax
	(147)	(141)	Net of Tax

Total Reclassifications for the Period	$(444)	$(287)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(995)	$(663)	Interest Income
	393	262	Provision for Income Tax
	(602)	(401)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	161	161
Net Actuarial Losses [2]	(645)	(626)
	(484)	(465)	Total Before Tax
	191	183	Provision for Income Tax
	(293)	(282)	Net of Tax

Total Reclassifications for the Period	$(895)	$(683)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income (see Note 10 Pension Plans and Postretirement Benefit Plan for additional details).

Note 8.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Denominator for Basic Earnings Per Share	42,353,976	42,729,731	42,379,730	42,825,369
Dilutive Effect of Equity Based Awards	304,909	213,229	324,280	207,830
Denominator for Diluted Earnings Per Share	42,658,885	42,942,960	42,704,010	43,033,199

Antidilutive Stock Options and Restricted Stock Outstanding	7,127	—	—	1,438

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 388 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Investment Services

Investment Services includes private banking and international client banking, trust services, investment management, and institutional investment advisory services.  A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management.  The private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals.  The investment management group manages portfolios utilizing a variety of investment products. Institutional client services offer investment advice to corporations, government entities, and foundations.  This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2017 and 2016 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2017
Net Interest Income	$66,348	$41,737	$6,714	$(2,520)	$112,279
Provision for Credit Losses	3,099	(132)	(6)	1,289	4,250
Net Interest Income After Provision for Credit Losses	63,249	41,869	6,720	(3,809)	108,029
Noninterest Income	21,920	5,876	15,247	2,193	45,236
Noninterest Expense	(52,018)	(18,407)	(15,295)	(2,469)	(88,189)
Income Before Provision for Income Taxes	33,151	29,338	6,672	(4,085)	65,076
Provision for Income Taxes	(11,741)	(10,325)	(2,469)	4,121	(20,414)
Net Income	$21,410	$19,013	$4,203	$36	$44,662
Total Assets as of June 30, 2017	$5,626,767	$3,658,867	$307,529	$7,388,129	$16,981,292

Three Months Ended June 30, 2016
Net Interest Income	$60,041	$38,151	$6,037	$(679)	$103,550
Provision for Credit Losses	2,006	(258)	(5)	(743)	1,000
Net Interest Income After Provision for Credit Losses	58,035	38,409	6,042	64	102,550
Noninterest Income	21,771	6,438	15,946	2,364	46,519
Noninterest Expense	(50,758)	(17,762)	(14,780)	(2,771)	(86,071)
Income Before Provision for Income Taxes	29,048	27,085	7,208	(343)	62,998
Provision for Income Taxes	(10,402)	(9,608)	(2,667)	3,924	(18,753)
Net Income	$18,646	$17,477	$4,541	$3,581	$44,245
Total Assets as of June 30, 2016	$5,076,204	$3,239,572	$282,143	$7,262,982	$15,860,901

Six Months Ended June 30, 2017
Net Interest Income	$131,505	$83,668	$13,364	$(6,386)	$222,151
Provision for Credit Losses	6,900	(320)	(11)	2,081	8,650
Net Interest Income After Provision for Credit Losses	124,605	83,988	13,375	(8,467)	213,501
Noninterest Income	42,845	11,314	29,796	17,197	101,152
Noninterest Expense	(104,278)	(36,762)	(30,766)	(4,951)	(176,757)
Income Before Provision for Income Taxes	63,172	58,540	12,405	3,779	137,896
Provision for Income Taxes	(22,415)	(20,581)	(4,590)	5,528	(42,058)
Net Income	$40,757	$37,959	$7,815	$9,307	$95,838
Total Assets as of June 30, 2017	$5,626,767	$3,658,867	$307,529	$7,388,129	$16,981,292

Six Months Ended June 30, 2016
Net Interest Income	$118,051	$76,499	$12,489	$(465)	$206,574
Provision for Credit Losses	4,842	(6,883)	(11)	1,052	(1,000)
Net Interest Income After Provision for Credit Losses	113,209	83,382	12,500	(1,517)	207,574
Noninterest Income	42,577	14,038	29,971	16,140	102,726
Noninterest Expense	(103,498)	(35,029)	(30,207)	(4,723)	(173,457)
Income Before Provision for Income Taxes	52,288	62,391	12,264	9,900	136,843
Provision for Income Taxes	(18,629)	(22,264)	(4,537)	3,042	(42,388)
Net Income	$33,659	$40,127	$7,727	$12,942	$94,455
Total Assets as of June 30, 2016	$5,076,204	$3,239,572	$282,143	$7,262,982	$15,860,901

Note 10.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2017 and 2016.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016
Three Months Ended June 30,
Service Cost	$—	$—	$123	$137
Interest Cost	1,161	1,209	272	294
Expected Return on Plan Assets	(1,238)	(1,281)	—	—
Amortization of:
Prior Service Credit	—	—	(80)	(80)
Net Actuarial Losses (Gains)	432	388	(110)	(76)
Net Periodic Benefit Cost	$355	$316	$205	$275

Six Months Ended June 30,
Service Cost	$—	$—	$246	$274
Interest Cost	2,322	2,418	544	588
Expected Return on Plan Assets	(2,476)	(2,562)	—	—
Amortization of:
Prior Service Credit	—	—	(161)	(161)
Net Actuarial Losses (Gains)	865	777	(220)	(151)
Net Periodic Benefit Cost	$711	$633	$409	$550

The net periodic benefit cost for the Company’s pension plans and postretirement benefit plan are recorded as a component of salaries and benefits in the consolidated statements of income.  For the three and six months ended June 30, 2017, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.3 million and $0.5 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $10.5 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2017.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$52,710	$1,039	$55,223	$1,067
Forward Commitments	59,169	39	104,962	847
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	382,524	2,405	357,441	1,381
Pay Fixed/Receive Variable Swaps	382,524	(2,075)	357,441	(1,395)
Foreign Exchange Contracts	42,172	(151)	38,172	(757)

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2017 and December 31, 2016:

Derivative Financial Instruments	June 30, 2017		December 31, 2016
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$1,042	$3	$1,236	$169
Forward Commitments	126	87	873	26
Interest Rate Swap Agreements	10,974	10,644	11,569	11,583
Foreign Exchange Contracts	141	292	53	810
Total	$12,283	$11,026	$13,731	$12,588

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2017	2016	2017	2016
Interest Rate Lock Commitments	Mortgage Banking	$1,655	$2,973	$2,922	$3,959
Forward Commitments	Mortgage Banking	(465)	(1,017)	(889)	(1,496)
Interest Rate Swap Agreements	Other Noninterest Income	525	713	680	822
Foreign Exchange Contracts	Other Noninterest Income	796	764	1,846	1,473
Total		$2,511	$3,433	$4,559	$4,758

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

As of June 30, 2017 and December 31, 2016, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

With regard to derivative contracts not centrally cleared through a clearinghouse, new regulations require collateral to be posted by the party with a net liability position (i.e., the threshold for posting collateral was reduced to zero, subject to certain minimum transfer amounts).  The requirements generally apply to new derivative contracts entered into after the applicable compliance date of the regulation (March 1, 2017 for the Company), although certain counterparties may elect to apply lower thresholds to existing contracts.

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively results in any derivative cleared through the clearinghouses to have a fair value that approximates zero on a daily basis. During the second quarter of 2017, the Company executed its first swap agreements cleared through the clearinghouses. As of June 30, 2017, the application of the rule change reduced the swap agreement liability by $0.4 million, as reflected in the table above. Going forward, the Company expects most of the swap agreements executed with third party financial institutions will be required to be cleared through the clearinghouses. The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2017, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 2 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Unfunded Commitments to Extend Credit	$2,800,247	$2,732,734
Standby Letters of Credit	120,070	112,830
Commercial Letters of Credit	17,219	16,269
Total Credit Commitments	$2,937,536	$2,861,833

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2017, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the six months ended June 30, 2017, there was one residential mortgage loan repurchased with an aggregate unpaid principal balance of $0.2 million as a result of the representation and warranty provisions contained in these contracts. As of June 30, 2017, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2017, there were no loans repurchased related to loan servicing activities. As of June 30, 2017, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2017, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of June 30, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2017 and December 31, 2016, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$541	$432,436	$—	$432,977
Debt Securities Issued by States and Political Subdivisions	—	667,881	—	667,881
Debt Securities Issued by Corporations	—	265,249	—	265,249
Mortgage-Backed Securities:
Residential - Government Agencies	—	265,542	—	265,542
Residential - U.S. Government-Sponsored Enterprises	—	609,901	—	609,901
Commercial - Government Agencies	—	75,178	—	75,178
Total Mortgage-Backed Securities	—	950,621	—	950,621
Total Investment Securities Available-for-Sale	541	2,316,187	—	2,316,728
Loans Held for Sale	—	20,354	—	20,354
Mortgage Servicing Rights	—	—	1,548	1,548
Other Assets	25,899	—	—	25,899
Derivatives [1]	—	267	12,016	12,283
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2017	$26,440	$2,336,808	$13,564	$2,376,812

Liabilities:
Derivatives [1]	$—	$379	$10,647	$11,026
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017	$—	$379	$10,647	$11,026

December 31, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$539	$408,176	$—	$408,715
Debt Securities Issued by States and Political Subdivisions	—	671,799	—	671,799
Debt Securities Issued by Corporations	—	269,179	—	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	—	243,844	—	243,844
Residential - U.S. Government-Sponsored Enterprises	—	506,987	—	506,987
Commercial - Government Agencies	—	85,517	—	85,517
Total Mortgage-Backed Securities	—	836,348	—	836,348
Total Investment Securities Available-for-Sale	539	2,185,502	—	2,186,041
Loans Held for Sale	—	62,499	—	62,499
Mortgage Servicing Rights	—	—	1,655	1,655
Other Assets	21,952	—	—	21,952
Derivatives [1]	—	926	12,805	13,731
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2016	$22,491	$2,248,927	$14,460	$2,285,878

Liabilities:
Derivatives [1]	$—	$836	$11,752	$12,588
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016	$—	$836	$11,752	$12,588

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2017
Balance as of April 1, 2017	$1,586	$1,248
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	1,640
Transfers to Loans Held for Sale	—	(1,877)
Variation Margin Payments	—	358
Balance as of June 30, 2017	$1,548	$1,369
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2017	$—	$1,369

Three Months Ended June 30, 2016
Balance as of April 1, 2016	$1,910	$371
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(91)	2,883
Transfers to Loans Held for Sale	—	(1,346)
Balance as of June 30, 2016	$1,819	$1,908
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2016	$—	$1,908

Six Months Ended June 30, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(107)	2,908
Transfers to Loans Held for Sale	—	(2,950)
Variation Margin Payments	—	358
Balance as of June 30, 2017	$1,548	$1,369
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2017	$—	$1,369

Six Months Ended June 30, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(151)	3,854
Transfers to Loans Held for Sale	—	(2,186)
Balance as of June 30, 2016	$1,819	$1,908
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2016	$—	$1,908

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	June 30, 2017	Dec. 31, 2016	June 30, 2017	Dec. 31, 2016
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.60%	8.13%	$27,027	$26,803
		Discount Rate [2]	8.87%	9.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.89%	92.26%	$1,039	$1,067
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.25%	0.13%	$330	$(14)

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2017. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2016.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2017
Mortgage Servicing Rights - amortization method	Level 3	$22,923	$53

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2017
Loans Held for Sale	$20,354	$19,987	$367

December 31, 2016
Loans Held for Sale	$62,499	$61,782	$717
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2017 and 2016, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,782,702	$3,785,641	$499,838	$3,285,803	$—
Loans [1]	9,012,433	9,177,640	—	—	9,177,640

Financial Instruments - Liabilities
Time Deposits	1,683,947	1,679,427	—	1,679,427	—
Securities Sold Under Agreements to Repurchase	505,292	505,271	—	505,271	—
Other Debt [2]	257,153	256,654	—	256,654	—

December 31, 2016
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,832,997	$3,827,527	$530,940	$3,296,587	$—
Loans [1]	8,583,726	8,743,191	—	—	8,743,191

Financial Instruments - Liabilities
Time Deposits	1,217,707	1,213,705	—	1,213,705	—
Securities Sold Under Agreements to Repurchase	523,378	523,374	—	523,374	—
Other Debt [2]	257,153	256,718	—	256,718	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the second quarter of 2017 due to a continuation of the strong tourism market, active construction industry, low unemployment, and robust real estate market.  For the first five months of 2017, total visitor arrivals increased 4.2% while total visitor spending increased 9.8% compared to the same period in 2016. The statewide seasonally-adjusted unemployment rate was 2.7% in June 2017 compared to 4.4% nationally. For the first six months of 2017, the volume of single-family home sales on Oahu increased 4.4%, while the volume of condominium sales on Oahu increased 6.0% compared with the same period in 2016.  The median price of single-family home sales and condominium sales on Oahu increased 3.2% and 3.6%, respectively, for the first six months of 2017 compared to the same period in 2016. As of June 30, 2017, months of inventory of single-family homes and condominiums on Oahu remained low at 2.7 months and 2.8 months, respectively.

Earnings Summary

Net income for the second quarter of 2017 was $44.7 million, an increase of $0.4 million or 1% compared to the same period in 2016.  Diluted earnings per share was $1.05 for the second quarter of 2017, an increase of $0.02 or 2% compared to the same period in 2016.

Our higher earnings for the second quarter of 2017 were primarily due to the following:

•
Net interest income for the second quarter of 2017 was $112.3 million, an increase of $8.7 million or 8% compared to the same period in 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Our net interest margin was 2.92% in the second quarter of 2017, an increase of 7 basis points compared to the same period in 2016. The higher margin in 2017 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016.

This increase was partially offset by the following:

•
Provision for credit losses for the second quarter of 2017 was $4.3 million, an increase of $3.3 million compared to the same period in 2016. The level of the provision recorded is reflective of our evaluation of the adequacy of the Allowance.

•
Provision for income taxes for the second quarter of 2017 was $20.4 million, an increase of $1.7 million or 9% compared to the same period in 2016. The second quarter of 2016 was favorably impacted by a $1.3 million credit to the provision for income taxes resulting from the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years.

•
Net occupancy expense for the second quarter of 2017 was $8.1 million, an increase of $1.0 million or 14% compared to the same period in 2016 primarily due to a $1.3 million gain on sale of real estate property in Maui during the second quarter of 2016.

•
Trust and asset management income for the second quarter of 2017 was $11.8 million, a decrease of $0.9 million or 7% compared to the same period in 2016 primarily due to a $1.2 million service fee resulting from the sale of real estate property in the second quarter of 2016.

•
Net equipment expense for the second quarter of 2017 was $5.7 million, an increase of $0.6 million or 13% compared to the same period in 2016 primarily due to an increase in software license fees and maintenance.

Net income for the first six months of 2017 was $95.8 million, an increase of $1.4 million or 1% compared to the same period in 2016.  Diluted earnings per share was $2.24 for the first six months of 2017, an increase of $0.05 or 2% compared to the same period in 2016.

Our higher earnings for the first six months of 2017 were primarily due to the following:

•
Net interest income for the first six months of 2017 was $222.2 million, an increase of $15.6 million or 8% compared to the same period in 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Our net interest margin was 2.90% for the first six months of 2017, an increase of 4 basis points compared to the same period in 2016. The higher margin in 2017 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016.

This increase was partially offset by the following:

•
Provision for credit losses for the first six months of 2017 was $8.7 million compared to a $1.0 million negative provision in the same period in 2016. The negative provision was primarily due to the recovery of a commercial loan previously charged-off.

•
Net occupancy expense for the first six months of 2017 was $16.3 million, an increase of $2.1 million or 15% compared to the same period in 2016. This increase was primarily due to a $1.5 million gain on the sale of real estate property in Guam during the first quarter of 2016, coupled with the aforementioned $1.3 million gain on sale of real estate property in Maui during the second quarter of 2016.

•
Other noninterest income for the first six months of 2017 was $8.3 million, a decrease of $1.3 million or 13% compared to the same period in 2016 primarily due to a $1.6 million decrease in net gain on sale of leased assets. This decrease was partially offset by a $0.4 million increase in profit from foreign exchange contracts.

•
Salaries and benefits for the first six months of 2017 was $101.7 million, an increase of $0.9 million or 1% compared to the same period in 2016. Salaries increased by $2.0 million primarily due to merit increases. In addition, payroll taxes increased by $0.5 million. These increases were partially offset by a $1.0 million decrease in incentive compensation and a $0.7 million decrease in separation expense.

We maintained a strong balance sheet during the second quarter of 2017, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $9.4 billion as of June 30, 2017, an increase of $437.8 million or 5% from December 31, 2016 primarily due to growth in our consumer lending portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $106.4 million as of June 30, 2017, an increase of $2.1 million or 2% from December 31, 2016.  The Allowance represents 1.13% of total loans and leases outstanding as of June 30, 2017 and 1.17% of total loans and leases outstanding as of December 31, 2016. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of June 30, 2017, the total carrying value of our investment securities portfolio was $6.1 billion, an increase of $80.4 million or 1% compared to December 31, 2016. During the first six months of 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae. In addition, we also increased our holdings in Small Business Administration securities, while decreasing our holdings in U.S. Treasury securities. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•	Total deposits were $14.8 billion as of June 30, 2017, an increase of $464.4 million or 3% from December 31, 2016 primarily due to an increase in time deposits.

•
Total shareholders’ equity was $1.2 billion as of June 30, 2017, an increase of $52.2 million or 4% from December 31, 2016.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2017, we repurchased 255,629 shares of our common stock at a total cost of $21.3 million under our share repurchase program and from shares purchased from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $42.8 million during the first six months of 2017.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
For the Period:
Operating Results
Net Interest Income	$112,279	$103,550	$222,151	$206,574
Provision for Credit Losses	4,250	1,000	8,650	(1,000)
Total Noninterest Income	45,236	46,519	101,152	102,726
Total Noninterest Expense	88,189	86,071	176,757	173,457
Net Income	44,662	44,245	95,838	94,455
Basic Earnings Per Share	1.05	1.04	2.26	2.21
Diluted Earnings Per Share	1.05	1.03	2.24	2.19
Dividends Declared Per Share	0.50	0.48	1.00	0.93

Performance Ratios
Return on Average Assets	1.09%	1.14%	1.17%	1.22%
Return on Average Shareholders’ Equity	14.87	15.56	16.22	16.71
Efficiency Ratio [1]	55.99	57.35	54.67	56.08
Net Interest Margin [2]	2.92	2.85	2.90	2.86
Dividend Payout Ratio [3]	47.62	46.15	44.25	42.08
Average Shareholders’ Equity to Average Assets	7.30	7.31	7.23	7.29

Average Balances
Average Loans and Leases	$9,217,779	$8,205,104	$9,119,610	$8,072,600
Average Assets	16,495,925	15,639,596	16,465,435	15,588,335
Average Deposits	14,253,149	13,453,953	14,236,112	13,394,251
Average Shareholders’ Equity	1,204,837	1,143,884	1,191,157	1,136,722

Market Price Per Share of Common Stock
Closing	$82.97	$68.80	$82.97	$68.80
High	84.99	72.77	90.80	72.77
Low	75.92	64.96	75.92	54.55

			June 30, 2017	December 31, 2016
As of Period End:
Balance Sheet Totals
Loans and Leases			$9,387,613	$8,949,785
Total Assets			16,981,292	16,492,367
Total Deposits			14,784,649	14,320,240
Other Debt			267,904	267,938
Total Shareholders’ Equity			1,213,757	1,161,537

Asset Quality
Non-Performing Assets			$16,368	$19,761
Allowance for Loan and Lease Losses			106,353	104,273
Allowance to Loans and Leases Outstanding			1.13%	1.17%

Capital Ratios
Common Equity Tier 1 Capital Ratio			13.34%	13.24%
Tier 1 Capital Ratio			13.34	13.24
Total Capital Ratio			14.58	14.49
Tier 1 Leverage Ratio			7.37	7.21
Total Shareholders’ Equity to Total Assets			7.15	7.04
Tangible Common Equity to Tangible Assets [4]			6.97	6.86
Tangible Common Equity to Risk-Weighted Assets [4]			13.01	12.81

Non-Financial Data
Full-Time Equivalent Employees			2,142	2,122
Branches			69	69
ATMs			388	449

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2017	December 31, 2016
Total Shareholders’ Equity	$1,213,757	$1,161,537
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,182,240	$1,130,020

Total Assets	$16,981,292	$16,492,367
Less: Goodwill	31,517	31,517
Tangible Assets	$16,949,775	$16,460,850
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$9,087,057	$8,823,485

Total Shareholders’ Equity to Total Assets	7.15%	7.04%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.97%	6.86%

Tier 1 Capital Ratio	13.34%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	13.01%	12.81%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016			June 30, 2017			June 30, 2016
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.6	$—	0.29%	$4.0	$—	0.17%	$3.5	$—	0.42%	$4.2	$—	0.30%
Funds Sold	353.5	0.7	0.78	526.8	0.6	0.46	448.3	1.6	0.70	587.3	1.4	0.46
Investment Securities
Available-for-Sale
Taxable	1,683.4	8.4	1.98	1,619.7	6.9	1.72	1,654.6	15.9	1.93	1,604.1	14.1	1.76
Non-Taxable	658.9	5.4	3.26	691.8	5.5	3.17	659.8	10.7	3.26	703.4	11.1	3.16
Held-to-Maturity
Taxable	3,596.1	18.4	2.05	3,639.5	18.6	2.05	3,592.9	36.6	2.04	3,659.5	37.5	2.05
Non-Taxable	240.9	2.3	3.88	244.6	2.4	3.91	241.4	4.7	3.88	245.1	4.8	3.91
Total Investment Securities	6,179.3	34.5	2.23	6,195.6	33.4	2.16	6,148.7	67.9	2.21	6,212.1	67.5	2.17
Loans Held for Sale	23.8	0.2	4.04	19.9	0.2	3.64	27.1	0.6	4.01	16.0	0.3	3.74
Loans and Leases [1]
Commercial and Industrial	1,251.2	10.9	3.51	1,176.0	9.8	3.36	1,257.4	21.5	3.44	1,151.7	20.6	3.59
Commercial Mortgage	1,946.3	18.4	3.80	1,686.7	16.4	3.91	1,914.1	35.9	3.78	1,687.9	32.1	3.82
Construction	240.0	2.8	4.70	210.8	2.3	4.44	249.5	5.7	4.62	190.4	4.3	4.53
Commercial Lease Financing	208.0	1.2	2.27	196.4	1.2	2.36	208.3	2.3	2.22	197.7	2.5	2.53
Residential Mortgage	3,272.7	31.1	3.80	3,005.4	30.1	4.01	3,237.4	62.0	3.83	2,962.0	59.6	4.03
Home Equity	1,445.8	13.1	3.62	1,170.9	10.5	3.61	1,406.8	25.0	3.59	1,137.2	20.6	3.65
Automobile	474.1	5.9	4.97	405.9	5.2	5.18	467.9	11.6	5.01	397.2	10.2	5.19
Other [2]	379.7	7.6	8.06	353.0	6.9	7.78	378.2	15.0	7.98	348.5	13.4	7.71
Total Loans and Leases	9,217.8	91.0	3.96	8,205.1	82.4	4.03	9,119.6	179.0	3.95	8,072.6	163.3	4.06
Other	41.0	0.2	2.03	38.1	0.1	1.61	40.5	0.4	2.16	38.2	0.4	1.91
Total Earning Assets [3]	15,819.0	126.6	3.21	14,989.5	116.7	3.12	15,787.7	249.5	3.17	14,930.4	232.9	3.13
Cash and Due From Banks	120.8			120.4			126.5			125.7
Other Assets	556.1			529.7			551.2			532.2
Total Assets	$16,495.9			$15,639.6			$16,465.4			$15,588.3

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,862.7	$0.5	0.07%	$2,738.1	$0.3	0.04%	$2,864.6	$0.8	0.06%	$2,749.9	$0.5	0.04%
Savings	5,376.9	1.6	0.12	5,184.8	1.1	0.09	5,391.4	2.9	0.11	5,161.2	2.3	0.09
Time	1,480.5	2.9	0.78	1,214.8	1.7	0.57	1,397.5	5.0	0.72	1,211.6	3.2	0.53
Total Interest-Bearing Deposits	9,720.1	5.0	0.21	9,137.7	3.1	0.14	9,653.5	8.7	0.18	9,122.7	6.0	0.13
Short-Term Borrowings	36.5	0.1	1.10	7.3	—	0.15	23.1	0.1	0.91	7.5	—	0.15
Securities Sold Under Agreements to Repurchase	505.3	5.1	3.98	586.8	6.1	4.14	508.8	10.2	4.01	594.9	12.3	4.09
Other Debt	267.9	1.1	1.66	226.8	1.0	0.18	267.9	2.2	1.66	229.5	2.0	1.77
Total Interest-Bearing Liabilities	10,529.8	11.3	0.43	9,958.6	10.2	0.41	10,453.3	21.2	0.41	9,954.6	20.3	0.41
Net Interest Income		$115.3			$106.5			$228.3			$212.6
Interest Rate Spread			2.78%			2.71%			2.76%			2.72%
Net Interest Margin			2.92%			2.85%			2.90%			2.86%
Noninterest-Bearing Demand Deposits	4,533.0			4,316.3			4,582.6			4,271.6
Other Liabilities	228.3			220.8			238.3			225.4
Shareholders’ Equity	1,204.8			1,143.9			1,191.2			1,136.7
Total Liabilities and Shareholders’ Equity	$16,495.9			$15,639.6			$16,465.4			$15,588.3

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $3.1 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively, and $6.1 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2017
	Compared to June 30, 2016
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.4)	$0.6	$0.2
Investment Securities
Available-for-Sale
Taxable	0.4	1.4	1.8
Non-Taxable	(0.7)	0.3	(0.4)
Held-to-Maturity
Taxable	(0.7)	(0.2)	(0.9)
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	(1.1)	1.5	0.4
Loans Held for Sale	0.3	—	0.3
Loans and Leases
Commercial and Industrial	1.8	(0.9)	0.9
Commercial Mortgage	4.2	(0.4)	3.8
Construction	1.3	0.1	1.4
Commercial Lease Financing	0.1	(0.3)	(0.2)
Residential Mortgage	5.5	(3.1)	2.4
Home Equity	4.7	(0.3)	4.4
Automobile	1.7	(0.3)	1.4
Other [2]	1.1	0.5	1.6
Total Loans and Leases	20.4	(4.7)	15.7
Total Change in Interest Income	19.2	(2.6)	16.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.3	0.3
Savings	0.1	0.5	0.6
Time	0.6	1.2	1.8
Total Interest-Bearing Deposits	0.7	2.0	2.7
Short-Term Borrowings	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	(1.9)	(0.2)	(2.1)
Other Debt	0.3	(0.1)	0.2
Total Change in Interest Expense	(0.9)	1.8	0.9

Change in Net Interest Income	$20.1	$(4.4)	$15.7

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
Net interest income was $112.3 million for the second quarter of 2017, an increase of $8.7 million or 8% compared to the same period in 2016. On a taxable-equivalent basis, net interest income was $115.3 million for the second quarter of 2017, an increase of $8.8 million or 8% compared to the same period in 2016. Net interest income was $222.2 million for the first six months of 2017, an increase of $15.6 million or 8% compared to the same period in 2016. On a taxable-equivalent basis, net interest income was $228.3 million for the first six months of 2017, an increase of $15.7 million or 7% compared to the same period in 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.92% for the second quarter of 2017, an increase of seven basis points compared to the same period in 2016. Net interest margin was 2.90% for the first six months of 2017, an increase of four basis points compared to the same period in 2016. The higher margin in 2017 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016.
Yields on our earning assets increased by nine basis points in the second quarter of 2017 compared to the same period in 2016 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. In addition, yields on our commercial and industrial loan portfolio increased by 15 basis points primarily due to higher yields on floating rate loans. Yields on our investment securities portfolio increased by seven basis points primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by a 21 basis point yield decrease in our residential mortgage loan portfolio, primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. Yields on our earning assets increased by four basis points for the first six months of 2017 compared to the same period in 2016 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans. In addition, yields on our investment securities portfolio increased by four basis points primarily due to the higher interest rate environment and lower premium amortization. Partially offsetting the year-to-date yield increase was a 20 basis point yield decrease in our residential mortgage loan portfolio, primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio. Yields on our commercial and industrial portfolio decreased by 15 basis points primarily due to an additional $1.3 million of interest income in the first quarter of 2016 due to the recovery of a non-performing loan in Guam, partially offset by higher yields on floating rate loans.

Rates paid on our interest-bearing liabilities increased by two basis points in the second quarter of 2017 and remained relatively unchanged for the first six months of 2017 compared to the same periods in 2016. Interest rates paid on our time deposits increased by 21 basis points in the second quarter of 2017 and by 19 basis points for the first six months of 2017 compared to the same periods in 2016, a reflection of the higher interest rate environment. This increase to our funding costs was largely offset by growth in our demand and savings deposits, which generally have lower rates than other funding sources. The average balance of these deposits increased by $316.7 million or 4% in the second quarter of 2017 and by $344.9 million or 4% for the first six months of 2017 compared to the same periods in 2016. Rates paid on our repurchase agreements decreased by 16 basis points in the second quarter of 2017 and by 8 basis points for the first six months of 2017 compared to the same periods in 2016 primarily due to repurchase agreements with private institutions totaling $75.0 million, which carried relatively higher rates, maturing during the second half of 2016. In addition, during the second quarter of 2017, we restructured three of our repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements were to mature in 2018 and had a weighted-average interest rate of 3.94%. The restructuring of the agreements extended the maturity dates to June 2022 and lowered the weighted-average interest rate to 2.70% effective June 2017.

Average balances of our earning assets increased by $829.5 million or 6% in the second quarter of 2017 and by $857.3 million or 6% for the first six months of 2017 compared to the same periods in 2016 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $1.0 billion for both the second quarter of 2017 and the first six months of 2017 compared to the same periods in 2016. The average balance of our commercial and industrial portfolio increased by $75.2 million in the second quarter of 2017 and by $105.7 million for the first six months of 2017 compared to the same periods in 2016 primarily due to an increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $259.6 million in the second quarter of 2017 and by $226.2 million for the first six months of 2017 compared to the same periods in 2016 as a result of increased demand from new and existing customers as the real estate market in Hawaii continued to improve. The average balance of our residential mortgage portfolio increased by $267.3 million in the second quarter of 2017 and by $275.4 million for the first six months of 2017 compared to the same periods in 2016 primarily due to an increase in loan origination and refinance activity. The average balance of our home equity portfolio increased by $274.9 million in the second quarter of 2017 and by $269.6 million for the first six months of 2017 compared to the same periods in 2016 due in large part to the continued strong economy and increase in new loan originations. In addition, we experienced healthy line utilization during 2017. Partially offsetting the increase in the average balances of our loan and lease portfolio was a $16.3 million decrease in the average balance of our investment securities portfolio in the second quarter of 2017 and a $63.4 million decrease for the first six months of 2017 compared to the same periods in 2016 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $571.2 million or 6% in the second quarter of 2017 and by $498.7 million or 5% for the first six months of 2017 compared to the same periods in 2016 primarily due to continued growth in our relationship checking and savings products, along with growth in our time deposits. Average balances of our interest-bearing demand accounts increased by $124.6 million for the second quarter of 2017 and by $114.7 million for the first six months of 2017 compared to the same periods in 2016. Average balances of our savings accounts increased by $192.1 million for the second quarter of 2017 and by $230.2 million for the first six months of 2017 compared to the same periods in 2016.

Average balances of our time deposits increased by $265.7 million for the second quarter of 2017 and by $185.9 million for the first six months of 2017 compared to the same periods in 2016.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $4.3 million in the second quarter of 2017 compared to a $1.0 million provision in the same period in 2016. For the first six months of 2017, we recorded a provision of $8.7 million compared to a negative provision of $1.0 million for the same period in 2016. The negative provision was primarily due to the recovery of a commercial loan previously charged-off. Our decision to record a provision or negative provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $1.3 million or 3% in the second quarter of 2017 and by $1.6 million or 2% for the first six months of 2017 compared to the same periods in 2016.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Trust and Asset Management	$11,796	$12,707	$(911)	$23,275	$23,963	$(688)
Mortgage Banking	3,819	4,088	(269)	7,119	7,277	(158)
Service Charges on Deposit Accounts	8,009	8,150	(141)	16,334	16,593	(259)
Fees, Exchange, and Other Service Charges	13,965	13,978	(13)	27,297	27,422	(125)
Investment Securities Gains (Losses), Net	(520)	(312)	(208)	11,613	10,868	745
Annuity and Insurance	2,161	2,006	155	4,156	3,907	249
Bank-Owned Life Insurance	1,550	1,551	(1)	3,047	3,099	(52)
Other Income	4,456	4,351	105	8,311	9,597	(1,286)
Total Noninterest Income	$45,236	$46,519	$(1,283)	$101,152	$102,726	$(1,574)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.0 billion and $8.8 billion as of June 30, 2017 and 2016, respectively.  Trust and asset management income decreased by $0.9 million or 7% in the second quarter of 2017 compared to the same period in 2016. This decrease was primarily due to a $1.2 million service fee resulting from the sale of real estate in the second quarter of 2016. Trust and asset management income decreased by $0.7 million or 3% for the first six months of 2017 compared to the same period in 2016. This decrease was primarily due to the aforementioned $1.2 million service fee resulting from the sale of real estate in the second quarter of 2016. This decrease was partially offset by a $0.3 million increase in agency fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $0.3 million or 7% in the second quarter of 2017 and by $0.2 million or 2% for the first six months of 2017 compared to the same periods in 2016. These decreases were primarily due to lower loan sales and reduced margins on those sales. This decrease was partially offset by a $2.6 million valuation impairment to our mortgage servicing rights, recorded in the second quarter of 2016.

Service charges on deposit accounts decreased by $0.1 million or 2% in the second quarter of 2017 and by $0.3 million or 2% for the first six months of 2017 compared to the same periods in 2016 primarily due to a decrease in overdraft fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the second quarter of 2017 and for the first six months of 2017 compared to the same periods in 2016.

Net losses on sales of investment securities totaled $0.5 million in the second quarter of 2017 compared to $0.3 million during the same period in 2016. The net losses in the second quarters of 2017 and 2016 were due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. Net gains on sales of investment securities totaled $11.6 million for the first six months of 2017 compared to $10.9 million during the same period in 2016. The net gain in 2017 was primarily due to a $12.1 million gain on the sale of 90,000 Visa Class B shares in the first quarter of 2017. The net gain in 2016 was primarily due to an $11.2 million gain on the sale of 100,000 Visa Class B shares in the first quarter of 2016. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 90,914 Visa Class B shares (149,854 Class A equivalent shares) that we own are carried at a zero cost basis.

Other noninterest income increased by $0.1 million or 2% in the second quarter of 2017 and decreased by $1.3 million or 13% compared to the same periods in 2016. The year-to-date decrease was primarily due to a $1.6 million decrease in net gain on sale of leased assets (from $2.0 million in 2016 to $0.4 million in 2017). This decrease was partially offset by a $0.4 million increase in profit from foreign exchange contracts.

Noninterest Expense

Noninterest expense increased by $2.1 million or 2% in the second quarter of 2017 and by $3.3 million or 2% for the first six months of 2017 compared to the same periods in 2016.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Salaries	$30,553	$28,797	$1,756	$59,978	$57,938	$2,040
Incentive Compensation	5,125	5,917	(792)	10,899	11,882	(983)
Share-Based Compensation	2,879	2,746	133	5,182	5,056	126
Commission Expense	1,791	2,151	(360)	3,627	3,508	119
Retirement and Other Benefits	4,159	4,092	67	9,200	9,046	154
Payroll Taxes	2,427	2,288	139	6,371	5,865	506
Medical, Dental, and Life Insurance	3,136	3,872	(736)	6,415	6,764	(349)
Separation Expense	43	426	(383)	43	744	(701)
Total Salaries and Benefits	50,113	50,289	(176)	101,715	100,803	912
Net Occupancy	8,131	7,158	973	16,299	14,161	2,138
Net Equipment	5,706	5,065	641	11,207	10,474	733
Data Processing	3,881	3,972	(91)	7,291	7,923	(632)
Professional Fees	2,592	2,047	545	5,371	4,686	685
FDIC Insurance	2,097	2,144	(47)	4,306	4,496	(190)
Other Expense:
Delivery and Postage Services	2,207	2,431	(224)	4,540	4,884	(344)
Mileage Program Travel	1,210	1,239	(29)	2,335	2,330	5
Merchant Transaction and Card Processing Fees	1,099	1,113	(14)	2,036	2,257	(221)
Advertising	1,269	1,563	(294)	2,551	2,877	(326)
Amortization of Solar Energy Partnership Investments	848	632	216	1,696	1,264	432
Other	9,036	8,418	618	17,410	17,302	108
Total Other Expense	15,669	15,396	273	30,568	30,914	(346)
Total Noninterest Expense	$88,189	$86,071	$2,118	$176,757	$173,457	$3,300

Total salaries and benefits expense remained relatively unchanged in the second quarter of 2017 compared to the same period in 2016. Salaries increased by $1.8 million primarily due to merit increases. This increase was largely offset by a $0.8 million decrease in incentive compensation and a $0.7 million decrease in medical, dental, and life insurance expense primarily due to an adjustment to the medical reserve in the second quarter of 2016. Total salaries and benefits expense increased by $0.9 million or 1% for the first six months of 2017 compared to the same period in 2016. Salaries increased by $2.0 million primarily due to merit increases. In addition, payroll taxes increased by $0.5 million. These increases were partially offset by a $1.0 million decrease in incentive compensation and a $0.7 million decrease in separation expense.

Net occupancy expense increased by $1.0 million or 14% in the second quarter of 2017 compared to the same period in 2016 primarily due to a $1.3 million gain on sale of real estate property in Maui during the second quarter of 2016. Net occupancy expense increased by $2.1 million or 15% for the first six months of 2017 compared to the same period in 2016. This increase was primarily due to a $1.5 million gain on the sale of real estate property in Guam during the first quarter of 2016, coupled with the aforementioned $1.3 million gain on sale of real estate property in Maui during the second quarter of 2016.

Net equipment expense increased by $0.6 million or 13% in the second quarter of 2017 and by $0.7 million or 7% for the first six months of 2017 compared to the same periods in 2016 primarily due to an increase in software license fees and maintenance.

Data processing expense decreased by $0.1 million or 2% in the second quarter of 2017 and by $0.6 million or 8% for the first six months of 2017 compared to the same periods in 2016. The year-to-date decrease was primarily due to lower pricing on information technology related expenses.

Professional fees increased by $0.5 million or 27% in the second quarter of 2017 compared to the same period in 2016 primarily due to a $0.3 million increase in professional services in our mortgage division. Professional fees increased by $0.7 million or 15% for the first six months of 2017 compared to the same period in 2016. This increase was primarily due to a $0.5 million increase in professional services in our mortgage division and a $0.4 million increase in legal fees.

Total other expense increased by $0.3 million or 2% in the second quarter of 2017 and decreased by $0.3 million or 1% for the first six months of 2017 compared to the same periods in 2016. The year-to-date decrease was primarily due to decreases in delivery and postage services ($0.3 million) and advertising expense ($0.3 million), partially offset by an increase in our investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $0.4 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Provision for Income Taxes	$20,414	$18,753	$42,058	$42,388
Effective Tax Rates	31.37%	29.77%	30.50%	30.98%

The effective tax rate for the second quarter of 2017 was 31.37%, up from 29.77% for the same period in 2016. The effective tax rate in the second quarter of 2016 was favorably impacted by a $1.3 million credit to the provision for income taxes resulting from the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years.

The effective tax rate for the first six months of 2017 was 30.50%, down slightly from 30.98% for the same period in 2016. The effective tax rate for the first six months of 2017 was favorably impacted by a $1.9 million tax benefit from the exercise of stock options and the vesting of restricted stock, while the effective tax rate for the first six months of 2016 was favorably impacted by the aforementioned release of state tax reserves.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.1 billion as of June 30, 2017, an increase of $80.4 million or 1% compared to December 31, 2016. As of June 30, 2017, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.02 years.

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

During the first six months of 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae. In addition, we also increased our holdings in Small Business Administration securities, while decreasing our holdings in U.S. Treasury securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of June 30, 2017, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2017, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of June 30, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.27 years.

Gross unrealized gains in our investment securities portfolio were $61.4 million as of June 30, 2017 and $53.8 million as of December 31, 2016.  Gross unrealized losses on our temporarily impaired investment securities were $44.2 million as of June 30, 2017 and $57.2 million as of December 31, 2016.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 2 to the Consolidated Financial Statements for more information.

As of June 30, 2017, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $528.3 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Approximately 78% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial
Commercial and Industrial	$1,241,953	$1,249,791
Commercial Mortgage	2,009,886	1,889,551
Construction	248,030	270,018
Lease Financing	205,043	208,332
Total Commercial	3,704,912	3,617,692
Consumer
Residential Mortgage	3,317,179	3,163,073
Home Equity	1,473,123	1,334,163
Automobile	484,092	454,333
Other [1]	408,307	380,524
Total Consumer	5,682,701	5,332,093
Total Loans and Leases	$9,387,613	$8,949,785

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2017 increased by $437.8 million or 5% from December 31, 2016 primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of June 30, 2017 increased by $87.2 million or 2% from December 31, 2016.  Commercial and industrial loans decreased by $7.8 million or less than 1% from December 31, 2016. Commercial mortgage loans increased by $120.3 million or 6% from December 31, 2016 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong coupled with the transfer of construction loans into this loan portfolio upon project completion. Construction loans decreased by $22.0 million or 8% from December 31, 2016 primarily due to the aforementioned construction loans transferred to the commercial mortgage loan portfolio, as well as successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by 3.3 million or 2% from December 31, 2016 primarily due to higher payoff activity on true leases.

Consumer loans and leases as of June 30, 2017 increased by $350.6 million or 7% from December 31, 2016.  Residential mortgage loans increased by $154.1 million or 5% from December 31, 2016 primarily due to an increase in loan origination and slowdown in payoff activity. Home equity lines and loans increased by $139.0 million or 10% from December 31, 2016 due to continued growth as a result of a strong Hawaii economy. In addition, we continued to experience steady line utilization during 2017. Automobile loans increased by $29.8 million or 7% from December 31, 2016 primarily driven by revised pricing and focus on improving dealer relationships. Other consumer loans increased by $27.8 million or 7% from December 31, 2016, primarily due to growth in our automobile leasing and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2017
Commercial
Commercial and Industrial	$1,071,895	$114,696	$54,585	$506	$271	$1,241,953
Commercial Mortgage	1,764,029	54,574	191,283	—	—	2,009,886
Construction	234,891	—	1,417	11,722	—	248,030
Lease Financing	54,290	144,881	2,436	—	3,436	205,043
Total Commercial	3,125,105	314,151	249,721	12,228	3,707	3,704,912
Consumer
Residential Mortgage	3,227,916	—	87,274	1,989	—	3,317,179
Home Equity	1,435,632	1,347	34,884	1,260	—	1,473,123
Automobile	387,807	3	92,472	3,810	—	484,092
Other [3]	332,990	—	42,433	32,884	—	408,307
Total Consumer	5,384,345	1,350	257,063	39,943	—	5,682,701
Total Loans and Leases	$8,509,450	$315,501	$506,784	$52,171	$3,707	$9,387,613

December 31, 2016
Commercial
Commercial and Industrial	$1,076,742	$105,474	$66,573	$639	$363	$1,249,791
Commercial Mortgage	1,700,162	31,003	158,386	—	—	1,889,551
Construction	262,558	—	1,196	6,264	—	270,018
Lease Financing	56,752	147,092	1,309	—	3,179	208,332
Total Commercial	3,096,214	283,569	227,464	6,903	3,542	3,617,692
Consumer
Residential Mortgage	3,067,079	—	93,764	2,230	—	3,163,073
Home Equity	1,296,976	1,776	34,090	1,321	—	1,334,163
Automobile	360,759	13	89,617	3,944	—	454,333
Other [3]	303,372	—	40,293	36,859	—	380,524
Total Consumer	5,028,186	1,789	257,764	44,354	—	5,332,093
Total Loans and Leases	$8,124,400	$285,358	$485,228	$51,257	$3,542	$8,949,785

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

Our Hawaii loan and lease portfolio increased by $385.1 million or 5% from December 31, 2016, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank and Federal Reserve Bank Stock	$40,167	$40,063
Derivative Financial Instruments	12,283	13,731
Low-Income Housing and Other Equity Investments	77,504	78,900
Deferred Compensation Plan Assets	25,899	21,952
Prepaid Expenses	9,559	7,355
Accounts Receivable	9,961	12,584
Other	29,270	20,123
Total Other Assets	$204,643	$194,708

Other assets increased by $9.9 million or 5% from December 31, 2016. This increase was primarily due to higher balances related to settlement timing on merchant services, debit card transactions, and ATM transactions.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2017	December 31, 2016
Consumer	$7,278,536	$6,997,482
Commercial	5,903,639	6,110,189
Public and Other	1,602,474	1,212,569
Total Deposits	$14,784,649	$14,320,240

Total deposits were $14.8 billion as of June 30, 2017, an increase of $464.4 million or 3% from December 31, 2016. This increase was primarily due to a $389.9 million increase in public deposits mainly the result of a $339.2 million increase in time deposits. Time deposits also increased in our consumer and commercial segments, rising $63.7 million and $63.3 million, respectively. Core deposits remained relatively unchanged as increases in consumer core deposits were offset by decreases in commercial core deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2017	December 31, 2016
Money Market	$1,820,143	$1,947,775
Regular Savings	3,544,048	3,447,924
Total Savings Deposits	$5,364,191	$5,395,699

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2017	December 31, 2016
Private Institutions	$500,000	$500,000
Government Entities	5,292	23,378
Total Securities Sold Under Agreements to Repurchase	$505,292	$523,378

Securities sold under agreements to repurchase as of June 30, 2017 decreased by $18.1 million or 3% from December 31, 2016. This decrease was primarily due to repurchase agreements maturing in the first quarter of 2017. As of June 30, 2017, the weighted-average maturity was 233 days for our repurchase agreements with government entities and 4.1 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.1 years.  As of June 30, 2017, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.53% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In the second quarter of 2017, we restructured three of our repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements were to mature in 2018 and had a weighted-average interest rate of 3.94%. The restructuring of the agreements extended the maturity dates to June 2022 and lowered the weighted-average interest rate to 2.70% effective June 2017.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank Advances	$250,000	$250,000
Non-Recourse Debt	7,153	7,153
Capital Lease Obligations	10,751	10,785
Total	$267,904	$267,938

Other debt was $267.9 million as of June 30, 2017, unchanged from December 31, 2016. As of June 30, 2017, our FHLB advances had a weighted-average interest rate of 1.28% with maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of June 30, 2017, our remaining unused line of credit with the FHLB was $1.9 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 9 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Retail Banking	$21,410	$18,646	$40,757	$33,659
Commercial Banking	19,013	17,477	37,959	40,127
Investment Services	4,203	4,541	7,815	7,727
Total	44,626	40,664	86,531	81,513
Treasury and Other	36	3,581	9,307	12,942
Consolidated Total	$44,662	$44,245	$95,838	$94,455

Retail Banking

Net income increased by $2.8 million or 15% in the second quarter of 2017 compared to the same period in 2016 primarily due to an increase in net interest income. This was partially offset by increases in noninterest expense and the Provision. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily due to a $1.3 million gain on sale of real estate property in Maui in the second quarter of 2016. In addition, professional fees were higher in the second quarter of 2017 compared to the same period in 2016. The increase in the Provision was primarily due to higher net charge-offs in our mortgage loan, installment loan and credit card portfolios, partially offset by lower net charge-offs in our home equity loan and personal credit line portfolios.

Net income increased by $7.1 million or 21% in the first half of 2017 compared to the same period in 2016 primarily due to an increase in net interest income. This was partially offset by increases in the Provision and noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios as well as higher earnings credits on the segment’s deposit portfolio. The increase in the Provision was primarily due to higher net charge-offs in our credit card, auto loan, installment loan and mortgage loan portfolios, partially offset by lower net charge-offs in our home equity loan and personal credit line portfolios. The increase in noninterest expense is primarily due to the $1.5 million gain on the sale of real estate property in Guam during the first quarter of 2016, coupled with the aforementioned $1.3 million gain on sale of real estate property in Maui in the second quarter of 2016. In addition, professional fees were higher in the first half of 2017 compared to the same period in 2016 primarily due to increases in legal fees and other professional services.

Commercial Banking

Net income increased by $1.5 million or 9% in the second quarter of 2017 compared to the same period in 2016 primarily due to increases in net interest income, partially offset by a decrease in noninterest income and to an increase in noninterest expense. The increase in net interest income was primarily due to higher average balances in both the lending and deposit portfolios, and to higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest income was primarily due to lower fees related to our customer interest rate swap derivative program and to lower non-recurring loan fees. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses.

Net income decreased by $2.2 million or 5% for the first six months of 2017 compared to the same period in 2016 primarily to increases in the Provision and noninterest expense, and to a decrease in noninterest income. This was partially offset by an increase in net interest income. The increase in the Provision was primarily due to the full recovery of non-performing commercial and industrial loans related to one commercial client in Guam in the first quarter of 2016. The increase in noninterest expense was primarily due to higher allocated expenses, largely attributed to the gain on sale of real estate property in Guam in the first quarter of 2016. The decrease in noninterest income was primarily due to lower net gains on sale of equipment leases and to lower non-recurring loan fees. Partially offsetting the decrease in net income was an increase in net interest income primarily due to higher average balances in both the lending and deposit portfolios.

Investment Services

Net income decreased by $0.3 million or 7% in the second quarter of 2017 compared to the same period in 2016 primarily due to a decrease in noninterest income and an increase in noninterest expenses.  This was partially offset by an increase in net interest income. The decrease in noninterest income was primarily due to a $1.2 million service fee resulting from the sale of trust real estate in the second quarter of 2016.  The increase in noninterest expense was primarily driven by higher salaries, an operational charge-off in the second quarter of 2016, and higher allocated information technology expenses.  The increase in net interest income was primarily driven by higher average balances of the segment’s deposit portfolio.

Net income increased by $0.1 million or 1% for the first six months of 2017 compared to the same period in 2016 primarily due an increase in net interest income partially offset by an increase in noninterest expense.  The increase in net interest income was primarily driven by higher average balances in the segment’s deposit portfolio. The increase in noninterest expense was primarily driven by higher salaries and an operating loss recovery in the second quarter of 2016.

Treasury and Other

Net income decreased by $3.5 million or 99% in the second quarter of 2017 compared to the same period in 2016 primarily due to a decrease in net interest income and an increase in the Provision. The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in funding income related to lending activities.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.  The overall effective tax rate increased to 31.37% in the second quarter of 2017 compared to 29.77% in the same period in 2016.

Net income decreased by $3.6 million or 28% for the first six months of 2017 compared to the same period in 2016 primarily due to a decrease in net interest income and an increase in the Provision. This was partially offset by an increase in noninterest income. The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in funding income related to lending activities.  The increase in noninterest income was due to higher net gains on the sale of Visa class B shares in the first quarter of 2017. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.  The overall effective tax rate decreased to 30.50% in the first half of 2017 compared to 30.98% in the same period in 2016.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2017, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2017.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2017	December 31, 2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$175	$151
Commercial Mortgage	1,460	997
Total Commercial	1,635	1,148
Consumer
Residential Mortgage	9,337	13,780
Home Equity	3,405	3,147
Total Consumer	12,742	16,927
Total Non-Accrual Loans and Leases	14,377	18,075
Foreclosed Real Estate	1,991	1,686
Total Non-Performing Assets	$16,368	$19,761

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,269	$3,127
Home Equity	2,343	1,457
Automobile	539	894
Other [1]	1,859	1,592
Total Consumer	7,010	7,070
Total Accruing Loans and Leases Past Due 90 Days or More	$7,010	$7,070
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$53,158	$52,208
Total Loans and Leases	$9,387,613	$8,949,785
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.15%	0.20%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.17%	0.22%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.04%	0.03%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.26%	0.35%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.25%	0.30%
Changes in Non-Performing Assets
Balance as of December 31, 2016	$19,761
Additions	2,793
Reductions
Payments	(1,514)
Return to Accrual Status	(2,015)
Sales of Foreclosed Real Estate	(1,883)
Charge-offs/Write-downs	(774)
Total Reductions	(6,186)
Balance as of June 30, 2017	$16,368

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $16.4 million as of June 30, 2017, a decrease of $3.4 million or 17% from December 31, 2016.  The decrease was experienced in our consumer lending portfolio. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.17% as of June 30, 2017 and 0.22% as of December 31, 2016.

Commercial and industrial non-accrual loans were relatively unchanged from December 31, 2016.

Commercial mortgage non-accrual loans were $1.5 million as of June 30, 2017, an increase of $0.5 million or 46% from December 31, 2016, due to the addition of a loan from December 31, 2016. We have individually evaluated the commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $4.4 million or 32% from December 31, 2016 primarily due to transfers to foreclosed real estate and from loans returning to accrual status.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judicial foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of June 30, 2017, our residential mortgage non-accrual loans were comprised of 30 loans with a weighted average current LTV ratio of 61%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.3 million or 18% from December 31, 2016 due to the addition of three residential properties, partially offset by the sale of one property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.0 million as of June 30, 2017, a $0.1 million or 1% decrease from December 31, 2016.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $58.7 million as of June 30, 2017 and $60.7 million as of December 31, 2016, and had a related Allowance of $3.8 million and $3.6 million as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, we have recorded cumulative charge-offs of $15.2 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial
Commercial and Industrial	$8,690	$10,170
Commercial Mortgage	8,828	9,157
Construction	1,465	1,513
Lease Financing	—	—
Total Commercial	18,983	20,840
Consumer
Residential Mortgage	21,947	25,625
Home Equity	1,735	1,516
Automobile	12,178	9,660
Other [1]	2,669	2,326
Total Consumer	38,529	39,127
Total	$57,512	$59,967

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $2.5 million or 4% from December 31, 2016. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$111,636	$111,249	$110,845	$108,952
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(124)	(204)	(298)	(461)
Consumer
Residential Mortgage	(506)	(79)	(689)	(284)
Home Equity	(282)	17	(645)	(626)
Automobile	(1,512)	(1,372)	(3,802)	(2,932)
Other [1]	(3,063)	(2,117)	(5,757)	(4,339)
Total Loans and Leases Charged-Off	(5,487)	(3,755)	(11,191)	(8,642)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	265	403	601	7,270
Commercial Mortgage	—	14	—	28
Construction	—	—	—	23
Lease Financing	1	1	1	2
Consumer
Residential Mortgage	264	279	368	480
Home Equity	838	322	1,346	835
Automobile	607	541	1,227	1,133
Other [1]	551	450	1,078	923
Total Recoveries on Loans and Leases Previously Charged-Off	2,526	2,010	4,621	10,694
Net Loans and Leases Recovered (Charged-Off)	(2,961)	(1,745)	(6,570)	2,052
Provision for Credit Losses	4,250	1,000	8,650	(1,000)
Provision for Unfunded Commitments	250	—	250	500
Balance at End of Period [2]	$113,175	$110,504	$113,175	$110,504

Components
Allowance for Loan and Lease Losses	$106,353	$103,932	$106,353	$103,932
Reserve for Unfunded Commitments	6,822	6,572	6,822	6,572
Total Reserve for Credit Losses	$113,175	$110,504	$113,175	$110,504

Average Loans and Leases Outstanding	$9,217,779	$8,205,104	$9,119,610	$8,072,600

Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.13%	0.09%	0.15%	(0.05)%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.13%	1.25%	1.13%	1.25%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2017, the Allowance was $106.4 million or 1.13% of total loans and leases outstanding, compared with an Allowance of $104.3 million or 1.17% of total loans and leases outstanding as of December 31, 2016.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.0 million or 0.13% of total average loans and leases, on an annualized basis, in the second quarter of 2017 compared to net charge-offs of $1.7 million or 0.09% of total average loans and leases, on an annualized basis, in the second quarter of 2016. Net charge-offs on loans and leases were $6.6 million or 0.15% of total average loans and leases, on an annualized basis, for the first six months of 2017 compared to net recoveries of $2.1 million for the same period in 2016. Net recoveries in our commercial portfolios were $0.3 million for the first six months of 2017 compared to $6.9 million for the same period in 2016. Commercial recoveries in the first six months of 2016 were primarily due to the recovery of one commercial and industrial loan. Net charge-offs in our consumer portfolios were $6.9 million for the first six months of 2017 compared to $4.8 million for the same period in 2016. The higher net charge-offs during the first six months of 2017 were primarily in our automobile and installment loan portfolios.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2017, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of June 30, 2017, an increase of $0.2 million from December 31, 2016. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2017, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of June 30, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2017 was relatively comparable to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2017		December 31, 2016
Gradual Change in Interest Rates (basis points)
+200	$17,663	3.8%	$17,752	4.1%
+100	9,049	2.0	8,524	1.9
-100	(9,985)	(2.2)	(10,810)	(2.5)

Immediate Change in Interest Rates (basis points)
+200	$43,895	9.5%	$45,372	10.4%
+100	22,914	4.9	22,090	5.0
-100	(30,618)	(6.6)	(27,888)	(6.4)

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

Maturities and payments on outstanding loans and maturing investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2017, we had additional borrowing capacity of $1.9 billion from the FHLB and $675.5 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2017.  As of June 30, 2017, cash and cash equivalents were $874.2 million, the carrying value of our available-for-sale investment securities was $2.3 billion, and total deposits were $14.8 billion.  As of June 30, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.27 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2017, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2017, shareholders’ equity was $1.2 billion, an increase of $52.2 million or 4% from December 31, 2016. For the first six months of 2017, net income of $95.8 million, common stock issuances of $8.4 million, share-based compensation of $3.7 million, and other comprehensive income of $8.3 million were partially offset by cash dividends paid of $42.8 million, and common stock repurchased of $21.3 million. In the first six months of 2017, included in the amount of common stock repurchased were 237,066 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $82.32 and a total cost of $19.5 million. From the beginning of our share repurchase program in July 2001 through June 30, 2017, we repurchased a total of 53.9 million shares of common stock and returned a total of $2.05 billion to our shareholders at an average cost of $38.04 per share. As of June 30, 2017, remaining buyback authority under our share repurchase program was $45.5 million. From July 1, 2017 through July 18, 2017, the Parent repurchased an additional 33,000 shares of common stock at an average cost of $82.69 per share for a total of $2.7 million.  Remaining buyback authority under our share repurchase program was $42.8 million as of July 18, 2017. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2017, the Parent’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Parent’s outstanding shares.  The dividend will be payable on September 15, 2017 to shareholders of record at the close of business on August 31, 2017.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of June 30, 2017 and December 31, 2016.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2017	December 31, 2016
	Regulatory Capital
	Shareholders’ Equity	$1,213,757	$1,161,537
Less:	Goodwill [1]	27,413	27,413
	Postretirement Benefit Liability Adjustments	(28,600)	(28,892)
	Net Unrealized Gains (Losses) on Investment Securities [2]	2,987	(5,014)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,212,155	1,168,228

	Tier 1 Capital	1,212,155	1,168,228
	Allowable Reserve for Credit Losses	113,575	110,300
	Total Regulatory Capital	$1,325,730	$1,278,528

	Risk-Weighted Assets	$9,087,057	$8,823,485

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.34%	13.24%
	Tier 1 Capital Ratio	13.34	13.24
	Total Capital Ratio	14.58	14.49
	Tier 1 Leverage Ratio	7.37	7.21
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Deposit Insurance Fund (“DIF”) Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge became effective for the third quarter of 2016 and the FDIC estimates the surcharge will be imposed for approximately two years. The surcharge took effect at the same time that the regular FDIC insurance assessment rates for all banks decline under a rule adopted by the FDIC in 2011. The net effect of the FDIC assessment changes noted above reduced our FDIC insurance expense by approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2017 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2017	36,232	$80.32	35,266	$52,536,600
May 1 - 31, 2017	48,500	80.02	48,500	48,655,707
June 1 - 30, 2017	39,300	80.61	39,300	45,487,635
Total	124,032	$80.29	123,066

[1]
During the second quarter of 2017, 966 shares were purchased by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 24, 2017		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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