Form 10-K
period 2017-12-31
BANK OF HAWAII CORP
filed 2018-02-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☐    No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $82.97, was approximately $3,441,510,556. There was no non-voting common equity of the registrant outstanding on that date.
As of February 16, 2018, there were 42,325,091 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held on April 27, 2018, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2017 Form 10-K Annual Report

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

Supervision and Regulation

Our operations are subject to extensive regulation by federal and state governmental authorities. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The descriptions below are qualified in their entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations, and earnings.

The Parent

The Parent is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of and to examination by the Board of Governors of the Federal Reserve (the “FRB”). The Parent is also registered as a financial institution holding company under the Hawaii Code of Financial Institutions (the “Code”) and is subject to the registration, reporting, and examination requirements of the Code.

The BHC Act prohibits, with certain exceptions, a BHC from acquiring direct or indirect beneficial ownership or control of either a company that is not a bank, or more than 5% of the voting shares of any bank, without the FRB’s prior approval. A BHC is generally prohibited from engaging in any activity other than banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or an activity that the FRB has determined to be so closely related to those activities as to be a proper incident to one of them.

Under FRB policy, a BHC is expected to serve as a source of financial and management strength to its subsidiary bank. A BHC is also expected to commit resources to support its subsidiary bank in circumstances where it might not do so absent such a policy. Under this policy, a BHC is expected to maintain reliable funding and contingency plans to stand ready to provide adequate capital funds to its subsidiary bank during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank. In 2016, the FRB reaffirmed the policy by signaling concerns about some holding companies creating arrangements favoring existing shareholders in ways that might limit their financing flexibility and the ability to raise capital in the future.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) banks and BHCs from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. Banks also have the ability, subject to certain restrictions, to acquire branches outside their home states by acquisition or merger. The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching. Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii.

Bank of Hawaii

The Bank is subject to extensive federal, state, territorial and foreign regulations that significantly affect its business and activities. The Bank is subject to supervision and examination by the FRB of San Francisco, the Consumer Financial Protection Bureau (the “CFPB”), and the State of Hawaii Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions. For example, these regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent “unsafe” or “unsound” banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, executive compensation, and consumer protection. The regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties and restitution, the issuance of cease-and-desist orders, and other actions including closure of an institution in extreme cases.

Bankoh Investment Services, Inc., the broker-dealer and investment advisor subsidiary of the Bank, is incorporated in Hawaii and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA’s Insurance Division. Pacific Century Life Insurance Corporation is incorporated in Arizona and is regulated by the State of Arizona Department of Insurance.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its regulations implemented sweeping changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector by requiring ongoing stress testing of banks’ capital, mandating higher capital and liquidity requirements, establishing new standards for mortgage lenders, increasing regulation of executive and incentive-based compensation and numerous other provisions. Provisions also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds.

Most of the rules and regulations have been implemented. These new rules and regulations have and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions, including the Company. It remains difficult to anticipate or predict the overall future financial impact the Dodd-Frank Act will have on the Company, our customers, our financial condition and results of operations, or the financial industry in general. The Company continues to monitor and implement rules and regulations as they are adopted and modified, and to evaluate their application to our current and future operations.

Capital Requirements

In July, 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC adopted new capital rules (the “Rules”). These Rules were designed to help ensure that banks maintain strong capital positions by increasing both the quantity and quality of capital held by U.S. banking organizations. The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which are commonly called “Basel III” standards) as well as requirements by the Dodd-Frank Act. The Rules applied to the Company beginning in 2015. The Rules also include a new capital conservation buffer which began phasing in on January 1, 2016 and increases annually until fully phased-in by January 1, 2019. Certain calculations under the Rules will also have phase-in periods. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on Basel III.

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

The federal banking agencies prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distribution without prior regulatory approval; and ultimately appointing a receiver for the institution.

Under regulations established by the federal banking agencies in connection with implementation of the Basel III capital guidelines, a “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2017, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

All financial companies (including banks) supervised by a primary federal financial regulatory agency and having more than $10 billion in total consolidated assets are required under the Dodd-Frank Act to conduct an annual company-run stress test. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information on the Company’s stress testing.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank. The Parent’s principal source of funds to pay dividends on its common stock and to service its debt is dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval. The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments. The right of the Parent, its shareholders, and creditors to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries. For information regarding the limitations on the Bank’s ability to pay dividends to the Parent, see Note 11 to the Consolidated Financial Statements.

Transactions with Affiliates and Insiders

Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank which is not a subsidiary of the Bank. Under federal law, the Bank is subject to restrictions that limit the transfer of funds or other items of value to the Parent, and any other non-bank affiliates in “covered transactions.” In general, covered transactions include making loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extensions of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or certain transactions with an affiliate that involve the borrowing or lending of securities and certain derivative transactions with an affiliate.

Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank’s capital and surplus, and with respect to all covered transactions with affiliates in the aggregate, they are limited to 20% of the Bank’s capital and surplus. Section 23B of the Federal Reserve Act and Federal Reserve Regulation W also require that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons.

The Federal Reserve Act and Federal Reserve Regulation O place restrictions and certain reporting requirements on any extension of credit made by a member bank to (a) an executive officer, director, or principal shareholder of the bank, or any company of which the bank is a subsidiary, and of any other subsidiary of that company, and (b) a company controlled by such a person, or to a political or campaign committee that benefits or is controlled by such a person (collectively referred to as “insiders”). These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Certain restrictions also extend to extensions of credit made to an executive officer, directors, or principal shareholder of a bank (or to a related interest of such person) by a correspondent bank.

The Volcker Rule

In December 2013, the Federal Reserve, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volker Rule.” The Volcker Rule generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule has not had a material impact on the Company’s Consolidated Financial Statements, but we continue to evaluate its application to our current and future operations.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Company is assessed deposit insurance premiums by the FDIC using a base rate, to which is added temporary surcharges that are used to establish a FDIC reserve fund and pay certain bond obligations. The Bank’s FDIC insurance assessment was $8.7 million in 2017, $8.6 million in 2016, and $8.7 million in 2015.

A depository institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, or order or condition enacted or imposed by a regulatory agency. Termination of the Bank’s deposit insurance would end its ability to function as a commercial bank in Hawaii.

Other Safety and Soundness Regulations

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines before capital becomes impaired.

Community Reinvestment and Consumer Protection Laws

•
Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applicants to open or relocate a branch or facility. The Bank received an “outstanding” rating in its most recent CRA evaluation.

•
Consumer Protection Laws. In addition to the CRA, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population in connection with its lending activities. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

Federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties. The Fair and Accurate Credit Transaction Act (“FACT Act”) requires financial institutions to develop and implement an identity theft prevention program to detect, prevent and mitigate identity theft “red flags” to reduce the risk that customer information will be misused to conduct fraudulent financial transactions.

A number of other federal and state consumer protection laws extensively govern the Bank’s relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state and territorial usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight.

The CFPB was created under the Dodd-Frank Act as an agency responsible for promulgating and enforcing regulations designed to protect consumers including adding prohibitions on unfair, deceptive and abusive acts and practices. The CFPB, along with other prudential regulators and the Department of Justice, have also expanded the focus of their regulatory examinations and investigations to include “fair and responsible banking.” Fair and responsible banking strives to provide equal credit opportunities to all applicants of a community, to prohibit discrimination by lenders on the basis of certain borrower characteristics, and to ensure that a bank’s practices are not deceptive, unfair, or take unreasonable advantage of consumers or businesses. The enhanced focus encompasses the entire loan life cycle, including post-closing activities such as collections and servicing, and pre-application activities such as marketing and loan solicitation and origination.

Violations of applicable consumer protection laws and regulations can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain required bank regulatory approvals for transactions the Bank may wish to pursue, or prohibit us from engaging in such transactions even if approval is not required.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act created new laws, regulations, and penalties, imposed significant new compliance and due diligence obligations, and expanded the application of those laws outside the U.S. Additionally, like all United States companies and individuals, the Company is prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designed Nationals and Blocked Persons.

The Bank has been required to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. The Company maintains systems to monitor and block transactions related to prohibited persons and entities. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, the federal financial institution regulatory agencies consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of December 31, 2017, we employed 2,132 full-time equivalent employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2017.

Peter S. Ho, 52
Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Kent T. Lucien, 64
Vice Chairman and Chief Strategy Officer since March 2017; Vice Chairman and Chief Financial Officer from April 2008 to February 2017.

Dean Y. Shigemura, 54
Vice Chairman since December 2017, and Chief Financial Officer since March 2017;  Senior Executive Vice President and Controller from August 2014 to February 2017; Senior Executive Vice President and Treasurer from May 2008 to July 2014.

Sharon M. Crofts, 52
Vice Chairman, Client Solutions Group since April 2016; Vice Chairman, Operations and Technology from October 2012 to March 2016; Senior Executive Vice President of Operations from May 2008 to October 2012.

Wayne Y. Hamano, 63
Vice Chairman since December 2008 and Chief Commercial Officer since September 2007.

James C. Polk, 51
Vice Chairman, Mortgage Banking  since July 2017 and Consumer Banking now known as The Private Bank from June 2016 to June 2017; Senior Executive Vice President, Consumer Banking from January 2016 to May 2016; Senior Executive Vice President, Mortgage Banking from August 2014 to January 2016; Senior Executive Vice President, Commercial Banking from September 2010 to July 2014.

Mark A. Rossi, 68
Vice Chairman, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007.

Mary E. Sellers, 61
Vice Chairman and Chief Risk Officer since July 2005.

Donna A. Tanoue, 63
Vice Chairman, Client Relations and Community Activities since February 2007; President of the Bank of Hawaii Foundation since April 2006.

Brent T. Flygar, 50
Senior Vice President and Controller since March 2017.

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

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending. As a result, such events may contribute to a significant deterioration in general economic conditions in our markets which could adversely impact us and our customers’ operations.

General economic conditions in Hawaii remained healthy in 2017, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. However, deterioration of economic conditions, either locally or nationally, could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

Any reduction in defense spending by the federal government could adversely impact the economy in Hawaii and the Pacific Islands.

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

Our earnings are highly dependent on the spread between the interest earned on loans, leases, and investment securities and the interest paid on deposits and borrowings. We primarily rely on customer deposits as a sizable source of relatively stable and low-cost funds. Changes in market interest rates impact the rates earned on loans, leases, and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates could impact the level of loans, leases, investment securities, deposits, and borrowings, and the credit profile of our current borrowers. Interest rates are affected by many factors beyond our control, and fluctuate in response to general economic conditions, currency fluctuations, and the monetary and fiscal policies of various governmental and regulatory authorities.

Changes in monetary policy, including changes in interest rates, will influence the origination of loans and leases, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Any substantial prolonged change in market interest rates may negatively impact our ability to attract deposits, originate loans and leases, and achieve satisfactory interest rate spreads. If we are unable to continue to fund loans and other assets through customer deposits or access capital markets on favorable terms or if we otherwise fail to manage our liquidity effectively, our liquidity, net interest margin, financial results and conditions may be adversely affected.

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

After the financial crisis which began in 2008, regulators increased their focus on the regulation of financial institutions. Laws and regulations, and in particular banking and securities laws, are under intense scrutiny. The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although many of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, some of the rules have yet to be implemented and will require further interpretation and rulemaking by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act, as well as statements and initiatives by the new administration regarding potential delay or cancellation of such rulemaking, in our efforts to comply with these new laws and regulations. The Dodd-Frank Act and its implementing rules and regulations have resulted and are likely to continue to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

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

Our business requires the collection and retention of large volumes of customer data, including payment card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile data breaches involving customer personal and financial information, we believe the potential impact of a cyber security incident involving the Company, any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.

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

Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations.

Further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

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

Our mortgage loan servicing business may be impacted if we do not meet our obligations, or if servicing standards change.

We act as servicer for mortgage loans sold into the secondary market, primarily to government sponsored entities (GSEs) such as Fannie Mae. As a seller and servicer for those loans, we both make warranties about their origination and are required to perform servicing according to complex contractual and handbook requirements. We maintain systems and procedures intended to ensure that we comply with these requirements. We may be penalized and, in rare instances required to repurchase certain mortgages, due to alleged failures to adhere to these requirements. Should GSEs change the requirements in their servicing handbooks, we may sustain higher compliance costs.

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

During 2017, the Parent repurchased 549,199 shares of common stock at a total cost of $45.0 million under its share repurchase program. The Parent also paid cash dividends of $87.1 million during 2017. In January 2018, the Parent’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Parent’s outstanding shares. In addition, from January 1, 2018 through February 16, 2018, the Parent repurchased an additional 80,000 shares of common stock at an average cost of $84.27 per share and a total cost of $6.7 million.

Whether we continue, and the amount and timing of, such dividends and/or stock repurchases is subject to capital availability and periodic determinations by our Board of Directors. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Natural disasters and adverse weather could negatively affect real estate property values and bank operations.
Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, primarily located in Hawaii. Real estate is also utilized as collateral for many of our loans. A natural disaster could cause property values to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact collateral values, which would increase our exposure to loan defaults. Our business operations could also suffer to the extent the Bank cannot utilize its branch network due to weather-related damage.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2017	$90.80	$74.72	$85.70	$29.05	$2.04
First Quarter	90.80	77.03	82.36		0.50
Second Quarter	84.99	75.92	82.97		0.50
Third Quarter	86.19	74.72	83.36		0.52
Fourth Quarter	88.38	77.71	85.70		0.52

2016	$89.72	$54.55	$88.69	$27.24	$1.89
First Quarter	69.37	54.55	68.28		0.45
Second Quarter	72.77	64.96	68.80		0.48
Third Quarter	73.44	65.19	72.62		0.48
Fourth Quarter	89.72	71.73	88.69		0.48

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 16, 2018, there were 5,971 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2017	61,119	$83.63	60,133	$125,612,157
November 1 - 30, 2017	53,000	80.47	53,000	121,347,250
December 1 - 31, 2017	15,500	85.74	15,500	120,018,312
Total	129,619	$82.59	128,633

1 During the fourth quarter of 2017, 986 shares were purchased by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2012 in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
Bank of Hawaii Corporation	$100	$139	$144	$157	$227	$225
S&P 500 Index	$100	$132	$151	$153	$171	$208
S&P Banks Index	$100	$135	$154	$155	$192	$234

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Year Ended December 31,
Operating Results
Net Interest Income	$457.2	$417.6	$394.1	$379.7	$358.9
Provision for Credit Losses	16.9	4.8	1.0	(4.9)	—
Total Noninterest Income	185.4	197.3	186.2	180.0	186.2
Total Noninterest Expense	357.7	350.6	348.1	326.9	331.0
Net Income	184.7	181.5	160.7	163.0	150.5
Basic Earnings Per Share	4.37	4.26	3.72	3.71	3.39
Diluted Earnings Per Share	4.33	4.23	3.70	3.69	3.38
Dividends Declared Per Share	2.04	1.89	1.80	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.10%	1.15%	1.06%	1.14%	1.10%
Net Income to Average Shareholders’ Equity (ROE)	15.27	15.79	14.82	15.50	14.78
Efficiency Ratio [1]	55.66	57.01	59.99	58.41	60.71
Net Interest Margin [2]	2.93	2.83	2.81	2.85	2.81
Dividend Payout Ratio [3]	46.68	44.37	48.39	48.52	53.10
Average Shareholders’ Equity to Average Assets	7.22	7.26	7.16	7.35	7.44

Average Balances
Average Loans and Leases	$9,346.8	$8,362.2	$7,423.6	$6,405.4	$5,883.7
Average Assets	16,749.2	15,825.4	15,136.5	14,317.5	13,692.1
Average Deposits	14,505.4	13,619.5	12,925.2	12,122.1	11,396.8
Average Shareholders’ Equity	1,209.1	1,149.3	1,084.1	1,052.2	1,018.3

Weighted Average Shares Outstanding
Basic Weighted Average Shares	42,280,931	42,644,100	43,217,818	43,899,208	44,380,948
Diluted Weighted Average Shares	42,607,057	42,879,783	43,454,877	44,125,456	44,572,725

As of December 31,
Balance Sheet Totals
Loans and Leases	$9,797.0	$8,949.8	$7,879.0	$6,897.6	$6,095.4
Total Assets	17,089.1	16,492.4	15,455.0	14,787.2	14,084.3
Total Deposits	14,884.0	14,320.2	13,251.1	12,633.1	11,914.7
Other Debt	260.7	267.9	245.8	173.9	174.7
Total Shareholders’ Equity	1,231.9	1,161.5	1,116.3	1,055.1	1,012.0

Asset Quality
Allowance for Loan and Lease Losses	$107.3	$104.3	$102.9	$108.7	$115.5
Non-Performing Assets	16.1	19.8	28.8	30.1	39.7

Financial Ratios
Allowance to Loans and Leases Outstanding	1.10%	1.17%	1.31%	1.58%	1.89%
Tier 1 Capital Ratio [4]	13.24	13.24	13.97	14.69	16.05
Total Capital Ratio [4]	14.46	14.49	15.22	15.94	17.31
Tier 1 Leverage Ratio [4]	7.26	7.21	7.26	7.13	7.24
Total Shareholders’ Equity to Total Assets	7.21	7.04	7.22	7.14	7.19
Tangible Common Equity to Tangible Assets [5]	7.04	6.86	7.03	6.94	6.98
Tangible Common Equity to Risk-Weighted Assets [4,5]	12.84	12.81	13.62	14.46	15.67

Non-Financial Data
Full-Time Equivalent Employees	2,132	2,122	2,164	2,161	2,196
Branches and Offices	69	69	70	74	74
ATMs	387	449	456	459	466
Common Shareholders of Record	5,982	6,121	6,279	6,421	6,564

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	December 31, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Total Shareholders’ Equity	$1,231,868	$1,161,537	$1,116,260	$1,055,086	$1,011,976
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Common Equity	$1,200,351	$1,130,020	$1,084,743	$1,023,569	$980,459

Total Assets	$17,089,052	$16,492,367	$15,455,016	$14,787,208	$14,084,280
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Assets	$17,057,535	$16,460,850	$15,423,499	$14,755,691	$14,052,763
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$9,348,296	$8,823,485	$7,962,484	$7,077,035	$6,258,143

Total Shareholders’ Equity to Total Assets	7.21%	7.04%	7.22%	7.14%	7.19%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.04%	6.86%	7.03%	6.94%	6.98%

Tier 1 Capital Ratio [1]	13.24%	13.24%	13.97%	14.69%	16.05%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	12.84%	12.81%	13.62%	14.46%	15.67%
1 December 31, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the new administration’s review of potential changes to such initiatives; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2017 and 2016, $2.3 billion or 13% and $2.3 billion or 14%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2017 and 2016, $9.7 million and $12.6 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2017 and 2016, Level 3 financial assets recorded at fair value on a recurring basis were $11.8 million and $14.5 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2017 and 2016, Level 3 financial liabilities recorded at fair value on a recurring basis were $9.5 million and $11.8 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by our third-party pricing service. We also identify investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades relative to historic levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. As of December 31, 2017 and 2016, management did not make adjustments to prices provided by our third-party pricing service as a result of illiquid or inactive markets. 3) On a quarterly basis, management also selects a sample of securities priced by the Company’s third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 4) On an annual basis, to the extent available, we obtain and review independent auditor’s reports from our third-party pricing service related to controls placed in operation and tests of operating effectiveness. We did not note any significant control deficiencies in our review of the independent auditor’s reports related to services rendered by our third-party pricing service. 5) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 21 to the Consolidated Financial Statements for more information on our fair value measurements.

Income Taxes

We determine our liabilities for income taxes based on current tax regulations and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns in seven federal, state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2017 and 2016, we carried a valuation allowance of $1.0 million and $3.7 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2017 and 2016, our liabilities for UTBs were $5.3 million and $6.6 million, respectively.

In 2017, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $5.4 million, 4.7 million and 3.5 million in 2017, 2016 and 2015, respectively.

On December 22, 2017, Public law No. 115-97, commonly known as the Tax Cuts and Jobs Act was signed into law, a tax reform bill which, among other items, reduces the current corporate federal income tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Management continues to analyze certain aspects of the Act and refine calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. See Note 16 to the Consolidated Financial Statements and the “Income Taxes” section in MD&A for more information on income taxes and the impact of this legislation.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897 and is the largest independent financial institution in Hawaii.

Our business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders. Our business plan is balanced between growth and risk management while maintaining flexibility to adjust to economic changes. We will continue to focus on providing customers with best-in-class service and an innovative mix of products and services.  We will also remain focused on continuing to deliver strong financial results while maintaining prudent risk and capital management strategies as well as our commitment to support our local communities.

Hawaii Economy

General economic conditions in Hawaii remained healthy during 2017, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry.  Total visitor arrivals increased 5.0% and visitor spending increased 6.2% during 2017 compared to 2016. The statewide seasonally-adjusted unemployment rate was 2.0% in December 2017 compared to 4.1% nationally.  The volume of single-family home sales on Oahu increased 6.3% in 2017 compared to 2016, while the volume of condominium sales on Oahu increased 6.9% in 2017 compared to 2016.  The median price of single-family home sales and condominium sales on Oahu increased 2.7% and 3.8%, respectively, in 2017 compared to 2016. As of December 31, 2017, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.1 months and 2.3 months, respectively.

Earnings Summary

Net income for 2017 was $184.7 million, an increase of $3.2 million or 2% compared to 2016. Diluted earnings per share were $4.33 in 2017, an increase of $0.10 or 2% compared to 2016. Our return on average assets was 1.10% in 2017, a decrease of 5 basis points from 2016, and our return on average shareholders’ equity was 15.27% in 2017, a decrease of 52 basis points from 2016.

Our higher net income in 2017 was primarily due to the following:

•
Net interest income was $457.2 million in 2017, an increase of $39.7 million or 9% compared to 2016. On a taxable-equivalent basis, net interest income was $469.1 million in 2017, an increase of $39.5 million or 9% compared to 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.93% in 2017, a 10 basis point increase from 2016, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans.

•
Other noninterest expense was $61.7 million in 2017, a decrease of $3.0 million or 5% compared to 2016. The decrease was due in part to a $0.9 million decrease in delivery and postage service and a $0.8 million decrease in solar energy tax credit partnership amortization expense.

These items were partially offset by the following:

•
We recorded a $16.9 million provision for credit losses in 2017 compared to a $4.8 million provision recorded in 2016. The provision recorded was based on our determination that the allowance for loan and lease losses should be $107.3 million as of December 31, 2017.

•
Mortgage banking income was $12.9 million in 2017, a decrease of $6.9 million or 35% compared to 2016. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio.

•
Provision for income taxes was $83.4 million in 2017, an increase of $5.3 million or 7% compared to 2016 primarily due to higher effective tax rate and pretax income. The effective tax rate was 31.11% in 2017 compared to 30.10% in 2016. The higher effective tax rate in 2017 compared to 2016 was primarily due to a $3.6 million charge for the write down of net deferred tax assets as a result of the Tax Cuts and Jobs Act, partially offset by a $3.4 million release of a valuation allowance for the sale of low income housing investments.

•
Salaries and benefits expense was $205.5 million in 2017, an increase of $4.4 million or 2% compared to 2016 primarily due to a $6.0 million increase in salaries expense mainly due to merit increases and a $2.2 million bonus, inclusive of payroll taxes, paid in the fourth quarter of 2017, due in part to anticipated future tax expense reductions resulting from the Tax Cuts and Jobs Act. Separation expense increased by $1.2 million. These increases were partially offset by a $2.0 million decrease in share-based compensation. Commission expense also decreased by $1.0 million primarily due to a decrease in loan origination and refinancing activity.

•
Other noninterest income was $15.8 million in 2017, a decrease of $2.8 million or 15% compared to 2016. This decrease was primarily due to a $2.3 million decrease in fees from our customer interest rate swap derivatives, and a $0.9 million decrease in net gain on sale of lease assets.

We maintained a strong balance sheet throughout 2017, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•
Total loans and leases were $9.8 billion as of December 31, 2017, an increase of $0.8 billion or 9% from December 31, 2016 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $107.3 million as of December 31, 2017, an increase of $3.1 million or 3% from December 31, 2016. The ratio of our Allowance to total loans and leases outstanding decreased to 1.10% as of December 31, 2017, compared to 1.17% as of December 31, 2016. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
The total carrying value of our investment securities portfolio was $6.2 billion as of December 31, 2017, an increase of $142.1 million or 2% from December 31, 2016. In 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae and Ginnie Mae. In addition, we also increased our holdings in Small Business Administration securities, while decreasing our holdings in U.S. Treasury securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•	Total deposits were $14.9 billion as of December 31, 2017, an increase of $0.6 billion or 4% from December 31, 2016 primarily due to higher consumer core and time deposits.

•
Total shareholders’ equity was $1.2 billion as of December 31, 2017, an increase of $70.3 million or 6% from December 31, 2016. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2017, we repurchased 571,626 shares of common stock at a total cost of $47.1 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $87.1 million during 2017.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2017			2016			2015
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.4	$—	0.45%	$4.1	$—	0.22%	$3.4	$—	0.22%
Funds Sold	423.0	3.9	0.92	595.9	2.8	0.48	483.1	1.1	0.23
Investment Securities
Available-for-Sale
Taxable	1,659.3	33.1	2.00	1,579.1	27.7	1.75	1,554.2	26.6	1.71
Non-Taxable	643.7	21.0	3.27	690.6	21.9	3.17	721.7	22.9	3.18
Held-to-Maturity
Taxable	3,648.6	75.7	2.07	3,615.2	72.9	2.02	3,981.2	83.3	2.09
Non-Taxable	240.4	9.3	3.88	244.1	9.5	3.90	247.8	9.8	3.93
Total Investment Securities	6,192.0	139.1	2.25	6,129.0	132.0	2.15	6,504.9	142.6	2.19
Loans Held for Sale	22.6	0.9	3.99	32.3	1.2	3.59	8.7	0.3	3.83
Loans and Leases [1]
Commercial and Industrial	1,262.8	44.5	3.52	1,179.9	40.3	3.42	1,152.3	36.6	3.18
Commercial Mortgage	1,977.1	75.7	3.83	1,735.2	64.5	3.72	1,543.5	58.5	3.79
Construction	238.4	11.2	4.69	224.2	10.0	4.43	123.9	5.9	4.79
Commercial Lease Financing	205.9	4.8	2.32	198.6	4.8	2.40	217.8	7.5	3.46
Residential Mortgage	3,307.6	126.4	3.82	3,037.0	120.6	3.97	2,774.7	113.9	4.10
Home Equity	1,467.7	53.2	3.62	1,211.9	43.7	3.61	944.0	34.2	3.63
Automobile	486.5	23.2	4.78	416.8	21.5	5.16	352.3	18.4	5.21
Other [2]	400.8	31.8	7.93	358.6	27.7	7.72	315.1	23.7	7.51
Total Loans and Leases	9,346.8	370.8	3.97	8,362.2	333.1	3.98	7,423.6	298.7	4.02
Other	40.5	0.9	2.33	39.2	0.8	2.07	49.0	1.3	2.67
Total Earning Assets [3]	16,028.3	515.6	3.22	15,162.7	469.9	3.10	14,472.7	444.0	3.07
Cash and Due from Banks	158.7			129.0			130.0
Other Assets	562.2			533.7			533.8
Total Assets	$16,749.2			$15,825.4			$15,136.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,871.7	$1.7	0.06%	$2,757.6	$0.9	0.03%	$2,616.4	$0.8	0.03%
Savings	5,388.5	6.7	0.12	5,217.9	4.6	0.09	5,015.6	4.4	0.09
Time	1,589.4	13.9	0.88	1,254.9	7.1	0.57	1,252.9	4.4	0.35
Total Interest-Bearing Deposits	9,849.6	22.3	0.23	9,230.4	12.6	0.14	8,884.9	9.6	0.11
Short-Term Borrowings	17.7	0.2	1.05	8.4	—	0.15	8.4	—	0.15
Securities Sold Under Agreements to Repurchase	507.0	19.6	3.86	569.8	23.4	4.11	655.9	25.4	3.87
Other Debt	267.9	4.4	1.66	248.8	4.3	1.71	219.7	3.0	1.37
Total Interest-Bearing Liabilities	10,642.2	46.5	0.44	10,057.4	40.3	0.40	9,768.9	38.0	0.39
Net Interest Income		$469.1			$429.6			$406.0
Interest Rate Spread			2.78%			2.70%			2.68%
Net Interest Margin			2.93%			2.83%			2.81%
Noninterest-Bearing Demand Deposits	4,655.8			4,389.1			4,040.3
Other Liabilities	242.1			229.6			243.2
Shareholders’ Equity	1,209.1			1,149.3			1,084.1
Total Liabilities and Shareholders’ Equity	$16,749.2			$15,825.4			$15,136.5

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $11.8 million for 2017, $12.0 million for 2016, and $11.9 million for 2015.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2017 Compared to 2016			Year Ended December 31, 2016 Compared to 2015
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(1.0)	$2.1	$1.1	$0.3	$1.4	$1.7
Investment Securities
Available-for-Sale
Taxable	1.4	4.0	5.4	0.4	0.7	1.1
Non-Taxable	(1.5)	0.6	(0.9)	(1.0)	—	(1.0)
Held-to-Maturity
Taxable	0.7	2.1	2.8	(7.4)	(3.0)	(10.4)
Non-Taxable	(0.1)	(0.1)	(0.2)	(0.2)	(0.1)	(0.3)
Total Investment Securities	0.5	6.6	7.1	(8.2)	(2.4)	(10.6)
Loans Held for Sale	(0.4)	0.1	(0.3)	0.9	—	0.9
Loans and Leases
Commercial and Industrial	2.9	1.3	4.2	0.9	2.8	3.7
Commercial Mortgage	9.2	2.0	11.2	7.1	(1.1)	6.0
Construction	0.6	0.6	1.2	4.6	(0.5)	4.1
Commercial Lease Financing	0.2	(0.2)	—	(0.6)	(2.1)	(2.7)
Residential Mortgage	10.5	(4.7)	5.8	10.5	(3.8)	6.7
Home Equity	9.3	0.2	9.5	9.7	(0.2)	9.5
Automobile	3.4	(1.7)	1.7	3.3	(0.2)	3.1
Other [2]	3.3	0.8	4.1	3.3	0.7	4.0
Total Loans and Leases	39.4	(1.7)	37.7	38.8	(4.4)	34.4
Other	—	0.1	0.1	(0.2)	(0.3)	(0.5)
Total Change in Interest Income	38.5	7.2	45.7	31.6	(5.7)	25.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	0.7	0.8	—	0.1	0.1
Savings	0.2	1.9	2.1	0.2	—	0.2
Time	2.2	4.6	6.8	—	2.7	2.7
Total Interest-Bearing Deposits	2.5	7.2	9.7	0.2	2.8	3.0
Short-Term Borrowings	—	0.2	0.2	—	—	—
Securities Sold Under Agreements to Repurchase	(2.5)	(1.3)	(3.8)	(3.5)	1.5	(2.0)
Other Debt	0.3	(0.2)	0.1	0.5	0.8	1.3
Total Change in Interest Expense	0.3	5.9	6.2	(2.8)	5.1	2.3
Change in Net Interest Income	$38.2	$1.3	$39.5	$34.4	$(10.8)	$23.6
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
Net interest income was $457.2 million in 2017, an increase of $39.7 million or 9% compared to 2016. On a taxable-equivalent basis, net interest income was $469.1 million in 2017, an increase of $39.5 million or 9% compared to 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.93% in 2017, a 10 basis point increase from 2016, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans. This was partially offset by an increase in rates offered on our deposit products.
Yields on our earning assets increased by 12 basis points in 2017 compared to 2016 primarily due to the shift in the mix of our earning assets from funds sold to loans which generally have higher yields. Yields on our commercial and industrial and commercial mortgage portfolios increased by 10 basis points and 11 basis points, respectively, primarily due to higher yields on floating rate loans. In addition, yields on our investment securities portfolio increased by 10 basis points primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by a 15 basis point yield decrease in our residential mortgage loan portfolio, primarily due to continued payoff activity of higher-rate mortgage loans and the addition of lower-rate mortgage loans to our portfolio.
Interest rates paid on our interest-bearing liabilities increased four basis points in 2017 compared to 2016. Interest rates paid on our time deposits increased by 31 basis points due to new public time deposits at higher rates. Interest rates paid on our securities sold under agreements to repurchase decreased by 25 basis points from 2016 due to the restructuring of three repurchase agreements with private institutions with an aggregate total of $200.0 million during the second quarter of 2017. These repurchase agreements were to mature in 2018 and had a weighted-average interest rate of 3.94%. The restructuring of the agreements extended the maturity dates to June 2022 and lowered the weighted-average interest rate to 2.70% effective June 2017. The remaining balance in our repurchase agreements consists mainly of those with private entities which have relatively longer terms at higher interest rates. The increases to our funding costs were largely offset by growth in our demand and savings deposits, which generally have lower rates than other funding sources. The average balance of these core deposits increased by $284.7 million or 4% in 2017 compared to 2016.
Average balances of our earning assets increased by $865.6 million or 6% in 2017 compared to 2016 primarily due to loan growth as the average balances of our loans and leases portfolio increased by $984.6 million. The average balance of our commercial and industrial portfolio increased by $82.9 million due to increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $241.9 million as a result of continued demand from new and existing customers as the Hawaii economy continues to be strong coupled with the transfer of construction loans into this loan portfolio upon project completion. The average balance of our residential mortgage portfolio increased by $270.6 million primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our home equity portfolio increased by $255.8 million as a result of healthy loan demand in light of a strong Hawaii economy and improved real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2017. In addition to the increase in the average balances of our loan and lease portfolio, there was a $63.0 million increase in the average balance of our investment securities portfolio in 2017.
Average balances of our interest-bearing liabilities increased by $584.8 million or 6% in 2017 compared to 2016 primarily due to growth in our time deposits, along with continued growth in our relationship checking and savings products.
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
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $16.9 million in 2017, $4.8 million in 2016, and $1.0 million in 2015. For further discussion on the Allowance, see the “Corporate Risk Profile – Credit Risk” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2017, 2016, and 2015.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Trust and Asset Management	$45,430	$46,203	$47,685	$(773)	$(1,482)	(2)%	(3)%
Mortgage Banking	12,949	19,895	11,583	(6,946)	8,312	(35)	72
Service Charges on Deposit Accounts	32,575	33,654	34,072	(1,079)	(418)	(3)	(1)
Fees, Exchange, and Other Service Charges	54,845	55,176	53,353	(331)	1,823	(1)	3
Investment Securities Gains, Net	10,430	10,203	10,160	227	43	2	—
Annuity and Insurance	6,858	7,017	7,664	(159)	(647)	(2)	(8)
Bank-Owned Life Insurance	6,517	6,561	7,039	(44)	(478)	(1)	(7)
Other	15,813	18,634	14,663	(2,821)	3,971	(15)	27
Total Noninterest Income	$185,417	$197,343	$186,219	$(11,926)	$11,124	(6)%	6%

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $9.3 billion, $8.8 billion, and $8.6 billion as of December 31, 2017, 2016, and 2015, respectively. Trust and asset management income decreased by $0.8 million or 2% in 2017 compared to 2016 primarily due to a $1.2 million decrease in special service fees mainly the result of a service fee received from the sale of real estate in second quarter of 2016. This increase was partially offset by a $0.7 million increase in agency fees primarily due to an increase in market value of accounts. Trust and asset management income decreased by $1.5 million or 3% in 2016 compared to 2015. This decrease was primarily due to a decrease in employee benefit trust fees ($0.8 million), agency fees ($0.5 million), common trust fund fees ($0.5 million), and other trust fees ($0.6 million) primarily due to a decline in the number of customer accounts under administration. This decrease was partially offset by a $1.0 million increase in special services fees mainly the result of the aforementioned $1.2 million service fee received from the sale of real estate in the second quarter of 2016.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $6.9 million or 35% in 2017 compared to 2016. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio. Mortgage banking income increased by $8.3 million or 72% in 2016 compared to 2015. This increase was primarily due to higher sales of conforming saleable loans from current production and from our mortgage loan portfolio, coupled with higher loan origination and refinancing activity.

Service charges on deposit accounts decreased by $1.1 million or 3% in 2017 compared to 2016. This decrease was primarily due to a $0.8 million decrease in overdraft fees due in part to higher customer deposit balances and a $0.7 decrease in account analysis fees. Service charges on deposit accounts decreased by $0.4 million or 1% in 2016 compared to 2015. This decrease was primarily due to a $0.7 million decrease in overdraft fees due in part to higher customer deposit balances and a decrease in customers opting in for debit card overdraft coverage. This decrease was partially offset by a $0.5 million increase in monthly service fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and special charges. Fees, exchange, and other service charges decreased $0.3 million or 1% in 2017 compared to 2016 primarily due to decreases in other loan fees ($0.8 million) and ATM fees ($0.5 million), largely offset by a $0.9 million increase in debit card fees primarily due to increased transaction volume. Fees, exchange, and other service charges increased by $1.8 million or 3% in 2016 compared to 2015. This increase was primarily due to a $1.3 million increase in debit card income due largely to increased transaction volume, and a $0.7 million increase in commissions and fees related to growth in our credit card business.

Net gains on sales of investment securities totaled $10.4 million in 2017 and $10.2 million in both 2016 and 2015. These gains were largely due to the sale of Visa Class B restricted shares (90,000, 100,000, and 95,000 shares sold in 2017, 2016, and 2015, respectively). We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 86,614 Visa Class B shares (142,766 Class A equivalent shares) that we own are carried at a zero cost basis as of December 31, 2017. We also contributed to the Bank of Hawaii Foundation 4,300, 7,800, and 13,800 Visa Class B shares during 2017, 2016, and 2015, respectively.

Annuity and insurance income decreased by $0.2 million or 2% in 2017 compared to 2016. Annuity and insurance income decreased by $0.6 million or 8% in 2016 compared to 2015 primarily due to a $0.5 million decrease in income related to our annuity products.

Bank-owned life insurance remained relatively unchanged in 2017 compared to 2016. Bank-owned life insurance decreased by $0.5 million or 7% in 2016 compared to 2015 primarily due to higher death benefits received in 2015.

Other noninterest income decreased by $2.8 million or 15% in 2017 compared to 2016.  This decrease was primarily due to a $2.3 million decrease in fees from our customer interest rate swap derivatives, and a $0.9 million decrease in net gain on sale of leased assets. Other noninterest income increased by $4.0 million or 27% in 2016 compared to 2015. This increase was primarily due to a $2.9 million increase in net gain on sale of leased assets, and a $1.9 million increase in fees for our customer interest rate swap derivatives. The increase was partially offset by a $1.0 million distribution received in 2015 from a low-income housing partnership.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2017, 2016, and 2015.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Salaries and Benefits:
Salaries	$122,334	$116,721	$114,389	$5,613	$2,332	5%	2%
Incentive Compensation	22,834	23,409	18,667	(575)	4,742	(2)	25
Share-Based Compensation	10,184	12,150	10,390	(1,966)	1,760	(16)	17
Commission Expense	6,493	7,514	6,533	(1,021)	981	(14)	15
Retirement and Other Benefits	18,154	17,262	16,968	892	294	5	2
Payroll Taxes	11,025	10,133	10,095	892	38	9	—
Medical, Dental, and Life Insurance	12,362	13,038	11,580	(676)	1,458	(5)	13
Separation Expense	2,150	923	3,341	1,227	(2,418)	133	(72)
Total Salaries and Benefits	205,536	201,150	191,963	4,386	9,187	2	5
Net Occupancy	32,536	30,252	30,217	2,284	35	8	—
Net Equipment	22,078	20,578	20,162	1,500	416	7	2
Data Processing	15,483	15,208	16,472	275	(1,264)	2	(8)
Professional Fees	11,681	10,072	9,660	1,609	412	16	4
FDIC Insurance	8,666	8,615	8,669	51	(54)	1	(1)
Other Expense:
Delivery and Postage Services	8,963	9,909	9,025	(946)	884	(10)	10
Mileage Program Travel	4,822	4,712	4,753	110	(41)	2	(1)
Merchant Transaction and Card Processing Fees	4,052	4,344	4,608	(292)	(264)	(7)	(6)
Advertising	5,982	5,992	5,344	(10)	648	—	12
Amortization - Solar Energy Partnership Investments	3,311	4,072	2,370	(761)	1,702	(19)	72
Other	34,581	35,674	44,861	(1,093)	(9,187)	(3)	(20)
Total Other Expense	61,711	64,703	70,961	(2,992)	(6,258)	(5)	(9)
Total Noninterest Expense	$357,691	$350,578	$348,104	$7,113	$2,474	2%	1%
Total salaries and benefits increased by $4.4 million or 2% in 2017 compared to 2016 due in part to a $5.6 million increase in salaries expense primarily due to merit increases and a $2.2 million bonus, inclusive of payroll taxes, paid in the fourth quarter 2017, partly due to anticipated future tax expense reductions resulting from the Tax Cuts and Jobs Act. In addition, separation expense increased by $1.2 million. These increases were partially offset by a $2.0 million decrease in share-based compensation. Commission expense also decreased by $1.0 million primarily due to a decrease in loan origination and refinancing activity. Total salaries and benefits increased by $9.2 million or 5% in 2016 compared to 2015 due in part to a $4.7 million increase in incentive compensation. Salaries expense increased by $2.3 million primarily due to merit increases. Share-based compensation increased by $1.8 million due in part to the value of restricted stock units increasing as a result of the Company’s share price increasing during 2016. Medical, dental, and life insurance increased by $1.5 million due to higher expenses related to our self-insured medical plans. Commission expense increased by $1.0 million primarily due to an increase in loan origination and refinancing activity. These increases were partially offset by a $2.4 million decrease in separation expense.

Net occupancy expense increased by $2.3 million or 8% in 2017 compared to 2016 primarily due to a $3.4 million decrease in net gain on sale of real estate from $3.7 million in 2016 to $0.3 million in 2017. This increase was offset by a $0.9 million decrease in net rental expense. Net occupancy expense remained relatively unchanged in 2016 compared to 2015.

Net equipment expense increased by $1.5 million or 7% in 2017 compared to 2016 primarily due to a $0.8 million increase in software license fees and maintenance and a $0.5 million increase in depreciation expense. Net equipment expense increased by $0.4 million or 2% in 2016 compared to 2015 primarily due to an increase in depreciation on information technology equipment.

Data processing expense remained relatively unchanged in 2017 compared to 2016. Data processing expense decreased by $1.3 million or 8% in 2016 compared to 2015 primarily due to the roll-out of EMV chip-enabled debit cards in 2015.

Professional fees increased by $1.6 million or 16% in 2017 compared to 2016 primarily due to a $0.9 million increase in legal fees and a $0.8 million increase in professional services primarily in our mortgage division. Professional fees remained relatively unchanged in 2016 compared to 2015.

Other noninterest expense decreased by $3.0 million or 5% in 2017 compared to 2016 due to a $0.9 million decrease in delivery and postage services and a $0.8 million decrease in solar energy tax credit partnership amortization expense. Other noninterest expense decreased by $6.3 million or 9% in 2016 compared to 2015. This decrease was primarily due to a $9.5 million impairment charge in the third quarter of 2015 on six aircraft which were previously on lease agreements. All aircraft were sold in the first quarter of 2016 resulting in a nominal loss on sale from the reduced carrying value. The decrease in noninterest expense was partially offset by our increased investment in solar energy tax credit partnerships, which caused the related amortization expense to increase by $1.7 million. However, the federal and state tax benefits related to these partnership investments resulted in a net benefit to overall net income. The tax benefits are recorded as a reduction to income tax expense. We also experienced an increase in temporary employment services ($1.0 million) and delivery and postage ($0.9 million).

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2017, 2016, and 2015:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2017	$83,392	31.11%
2016	78,133	30.10%
2015	70,498	30.49%

The provision for income taxes was $83.4 million in 2017, an increase of $5.3 million or 7% compared to 2016. The effective tax rate was 31.11% in 2017 compared to 30.10% in 2016. The higher effective tax rate in 2017 compared to 2016 was primarily due to a $3.6 million charge for the write down of net deferred tax assets as a result of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. A $3.0 million state tax reserve release in 2016, as explained below, also favorably impacted the effective tax rate in 2016. These items were partially offset by a $2.5 million tax benefit from the exercise of stock options and the vesting of restricted stock in 2017 and a $2.1 million increase in the release of valuation allowances for low income housing investments in 2017 compared to 2016.

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

The Tax Cuts and Jobs Act changed the corporate tax rate from 35% to 21%, effective January 1, 2018. The impact on deferred tax assets and liabilities was recognized as an additional income tax expense of $3.6 million in the fourth quarter of 2017, when the Tax Cuts and Jobs Act was signed into law. While this change in tax rates unfavorably affected the company’s effective tax rate in 2017, we expect it to favorably affect our annual effective tax rate for 2018 and future years. For 2018, we expect our effective tax rate to be in the 20% to 22% range exclusive of nonrecurring transactions. The Company’s expected effective tax rate during 2018 is forward-looking and could differ from actual results.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2017, 2016, and 2015. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Retail Banking	$80,723	$74,635	$49,715
Commercial Banking	76,862	77,297	58,425
Investment Services and Private Banking	15,842	14,081	12,298
Total	173,427	166,013	120,438
Treasury and Other	11,245	15,448	40,266
Consolidated Total	$184,672	$181,461	$160,704

Retail Banking

Net income increased by $6.1 million or 8% in 2017 compared to 2016 primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in the Provision. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios as well as higher earnings credits on the segment’s deposit portfolio. The decrease in noninterest income is primarily due to lower mortgage loan sales and reduced margins on those sales. The increase in the Provision was primarily due to higher net charge-offs in our installment loan, credit card, auto loan, and mortgage loan portfolios, partially offset by lower net charge-offs in our home equity loan and personal credit line portfolios.

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

Commercial Banking

Net income decreased by $0.4 million or 1% in 2017 compared to 2016 primarily due to a decrease in noninterest income, and increases to the Provision and noninterest expense. This was partially offset by an increase in net interest income. The decrease in noninterest income was primarily due to lower net gains on sale of leased equipment, lower fees related to our customer interest rate swap derivatives and lower non-recurring loan fees. The increase in the Provision was due to lower net recoveries of loans and leases in 2017. The increase in noninterest expense was primarily due to higher salaries and benefits expense and to higher allocated expenses. The increase in net interest income was primarily due to higher volume in both the lending and deposit portfolios, and partially due to higher earnings credits on the segment’s deposit portfolio.

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

Investment Services and Private Banking

Net income increased by $1.8 million or 13% in 2017 compared to 2016 primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.  The increase in net interest income was primarily driven by the transfer of deposits from the Retail Banking segment and growth of the segment’s deposit portfolio.  The increase in noninterest expense was primarily due to higher salaries and benefits expense and an operational recovery in the second quarter of 2016.

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

Treasury and Other

Net income decreased by $4.2 million or 27% in 2017 compared to 2016 primarily due to a decrease in net interest income, an increase in the Provision, and an increase in the provision for income taxes. The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in interest income from investment securities and funds sold resulting from an increase in associated yields and an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate increased to 31.11% in 2016 compared to 30.10% in 2016.

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

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2017
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$1.0	2.7%	$80.5	3.0%	$343.4	2.1%	$—	—%	$424.9	2.3%	$425.9
Debt Securities Issued by States and Political Subdivisions [1]	46.0	3.2	399.1	3.0	150.0	5.1	23.1	6.2	618.2	3.6	627.0
Debt Securities Issued by Corporations	43.0	1.4	225.0	2.1	—	—	—	—	268.0	2.0	266.1
Mortgage-Backed Securities [2]
Residential - Government Agencies	4.0	1.9	140.6	2.2	88.6	2.6	—	—	233.2	2.4	235.5
Residential - U.S. Government-Sponsored Enterprises	—	—	442.6	2.3	177.2	2.4	—	—	619.8	2.3	609.8
Commercial - Government Agencies	—	—	72.0	1.6	—	—	—	—	72.0	1.6	68.7
Total Mortgage-Backed Securities	4.0	1.9	655.2	2.2	265.8	2.5	—	—	925.0	2.3	914.0
Total	$94.0	2.3%	$1,359.8	2.4%	$759.2	2.8%	$23.1	6.2%	$2,236.1	2.3%	$2,233.0
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$260.0	1.3%	$115.1	1.4%	$—	—%	$—	—%	$375.1	1.3%	$373.6
Debt Securities Issued by States and Political Subdivisions [1]	—	—	88.5	3.8	122.5	5.7	27.5	6.5	238.5	5.1	247.6
Debt Securities Issued by Corporations	—	—	2.6	2.5	117.0	2.1	—	—	119.6	2.1	118.2
Mortgage-Backed Securities [2]
Residential - Government Agencies	17.9	2.7	1,526.5	2.1	685.6	2.9	—	—	2,230.0	2.4	2,202.9
Residential - U.S. Government-Sponsored Enterprises	—	4.2	394.0	2.1	369.3	2.4	—	—	763.3	2.3	753.0
Commercial - Government Agencies	12.4	2.8	168.6	2.8	20.7	3.6	—	—	201.7	2.9	198.8
Total Mortgage-Backed Securities	30.3	2.7	2,089.1	2.2	1,075.6	2.8	—	—	3,195.0	2.4	3,154.7
Total	$290.3	1.4%	$2,295.3	2.2%	$1,315.1	3.0%	$27.5	6.5%	$3,928.2	2.3%	$3,894.1
Total Investment Securities
As of December 31, 2017	$384.3		$3,655.1		$2,074.3		$50.6		$6,164.3		$6,127.1
As of December 31, 2016	$208.3		$3,600.7		$2,109.5		$98.4		$6,016.9		$6,013.5

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $6.2 billion as of December 31, 2017, an increase of $142.1 million or 2% compared to December 31, 2016. As of December 31, 2017, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.3 years.

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

In 2017, we primarily increased our holdings in mortgage-backed securities issued by Fannie Mae and Ginnie Mae. In addition, we also increased our holdings in Small Business Administration securities, while decreasing our holdings in U.S. Treasury securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of December 31, 2017, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2017, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of December 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.3 years.

Gross unrealized gains in our investment securities portfolio were $36.6 million as of December 31, 2017 and $53.8 million as of December 31, 2016. Gross unrealized losses on our temporarily impaired investment securities were $73.9 million as of December 31, 2017 and $57.2 million as of December 31, 2016. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2017, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $496.8 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 95% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Also, approximately 78% of the Company’s Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
The Company’s corporate bond holdings as of December 31, 2017 had a fair value of $384.3 million. Of this total, $118.2 million or 31% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $266.1 million of corporate bonds, 76% were credit-rated A or better by Standard & Poor’s while all of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial
Commercial and Industrial	$1,279,347	$1,249,791	$1,115,168	$1,055,243	$911,367
Commercial Mortgage	2,103,967	1,889,551	1,677,147	1,437,513	1,247,510
Construction	202,253	270,018	156,660	109,183	107,349
Lease Financing	180,931	208,332	204,877	226,189	262,207
Total Commercial	3,766,498	3,617,692	3,153,852	2,828,128	2,528,433
Consumer
Residential Mortgage	3,466,773	3,163,073	2,925,605	2,571,090	2,282,894
Home Equity	1,585,455	1,334,163	1,069,400	866,688	773,385
Automobile	528,474	454,333	381,735	323,848	255,986
Other [1]	449,747	380,524	348,393	307,835	254,689
Total Consumer	6,030,449	5,332,093	4,725,133	4,069,461	3,566,954
Total Loans and Leases	$9,796,947	$8,949,785	$7,878,985	$6,897,589	$6,095,387
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $9.8 billion as of December 31, 2017. This represents a $0.8 billion or 9% increase from December 31, 2016 primarily due to growth in our consumer lending portfolio.

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

Commercial loans and leases were $3.8 billion as of December 31, 2017, an increase of $148.8 million or 4% from December 31, 2016. Commercial and industrial loans increased by $29.6 million or 2% from December 31, 2016. Commercial mortgage loans increased by $214.4 million or 11% from December 31, 2016 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong coupled with the transfer of construction loans into this loan portfolio upon project completion. Construction loans decreased by $67.8 million or 25% from December 31, 2016 primarily due to the aforementioned construction loans transferred to the commercial mortgage loan portfolio, as well as successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $27.4 million or 13% from December 31, 2016 primarily due to a lessee exercising its early buy-out option on an equipment lease in the fourth quarter of 2017.

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

Consumer loans and leases were $6.0 billion as of December 31, 2017, an increase of $698.4 million or 13% from December 31, 2016. Residential mortgage loans increased by $303.7 million or 10% from December 31, 2016 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. Home equity loans increased by $251.3 million or 19% from December 31, 2016 as a result of healthy loan demand in light of a strong Hawaii economy and improved real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2017. Automobile loans increased by $74.1 million or 16% from December 31, 2016 primarily driven by revised pricing and focus on improving dealer relationships. Other consumer loans increased by $69.2 million or 18% from December 31, 2016 primarily due to growth in our automobile leasing and installment loans.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2017
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$1,119,348	$99,099	$59,233	$762	$905	$1,279,347
Commercial Mortgage	1,837,831	57,331	208,805	—	—	2,103,967
Construction	189,401	—	—	12,852	—	202,253
Lease Financing	53,329	123,619	1,071	—	2,912	180,931
Total Commercial	3,199,909	280,049	269,109	13,614	3,817	3,766,498
Consumer
Residential Mortgage	3,382,961	—	82,026	1,786	—	3,466,773
Home Equity	1,547,619	867	35,718	1,251	—	1,585,455
Automobile	423,364	—	101,680	3,430	—	528,474
Other [3]	373,941	—	46,703	29,103	—	449,747
Total Consumer	5,727,885	867	266,127	35,570	—	6,030,449
Total Loans and Leases	$8,927,794	$280,916	$535,236	$49,184	$3,817	$9,796,947
Percentage of Total Loans and Leases	91%	3%	5%	1%	—%	100%

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

Our Hawaii loan and lease portfolio increased by $803.4 million or 10% from December 31, 2016, reflective of a healthy Hawaii economy.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2017
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$318,019	$467,220	$494,108	$1,279,347
Construction	45,444	52,554	104,255	202,253
Total	$363,463	$519,774	$598,363	$1,481,600
1 Based on contractual maturities.
2 As of December 31, 2017, loans maturing after one year consisted of $674.9 million in variable rate loans and $443.2 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2017 and 2016. As of December 31, 2017, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $252.6 million as of December 31, 2017, an increase of $57.9 million or 30% from December 31, 2016. This increase was primarily due to a $30.6 million increase in accounts receivable related to a $20.0 million matured security and a$16.4 million receivable related to an early buy-out on an equipment lease in the fourth quarter of 2017. Also contributing to the increase in other assets was higher balances in the executive deferred compensation program increase of ($6.9 million) and higher balances related to settlement timing of merchant services increase of ($4.8 million). See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2017 and 2016.

Deposits	Table 11
	December 31,
(dollars in thousands)	2017	2016
Consumer	$7,478,228	$6,997,482
Commercial	5,973,763	6,110,189
Public and Other	1,431,977	1,212,569
Total Deposits	$14,883,968	$14,320,240

Total deposits were $14.9 billion as of December 31, 2017, a $563.7 million or 4% increase from December 31, 2016. This increase was primarily due to a $480.7 million increase in consumer deposits due to an increase in core deposits and time deposits of $342.7 million and $138.0 million respectively. In addition, public and other deposits increased by $219.4 million primarily due to a $263.7 million increase in time deposits offset by a $44.3 million decrease in core deposits. These increases were partially offset by a $136.4 million decrease in commercial deposits primarily due to a decrease in commercial core deposits.

Table 12 presents the components of our savings deposits as of December 31, 2017 and 2016.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2017	2016
Money Market	$1,827,090	$1,947,775
Regular Savings	3,561,923	3,447,924
Total Savings Deposits	$5,389,013	$5,395,699

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2017	2016
Private Institutions	$500,000	$500,000
Government Entities	5,293	23,378
Total Securities Sold Under Agreements to Repurchase	$505,293	$523,378

Securities sold under agreements to repurchase decreased by $18.1 million or 3% from December 31, 2016. This decrease was primarily due to repurchase agreements maturing in the first quarter of 2017. As of December 31, 2017, the weighted-average maturity was 148 days for our repurchase agreements with government entities and 3.6 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.6 years.  As of December 31, 2017 and 2016, the weighted-average interest rate for repurchase agreements with government entities was 0.61% and 0.31%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2017 and 2016 was 3.64% and 4.14%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.  See Note 9 and 19 to the Consolidated Financial Statements for more information.

Other Debt

Other debt was $260.7 million as of December 31, 2017, a decrease of $7.2 million or 3% from December 31, 2016. This decrease was due to an early payoff of $7.2 million of non-recourse debt during the fourth quarter of 2017. As of December 31, 2017, this balance was mainly comprised of $250.0 million in FHLB advances with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of December 31, 2017, our remaining line of credit with the FHLB was $2.0 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $37.3 million as of December 31, 2017, an $11.1 million or 23% decrease from December 31, 2016. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The decrease in retirement benefits payable was primarily due to a $10.0 million contribution to the Company’s defined benefit retirement plan.

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

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefit	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2017 Net Periodic Benefit Cost	4.45%	4.57%	$26	$(76)	$(34)	$77
Benefit Plan Obligations as of December 31, 2017	3.90%	3.96%	(2,877)	(759)	2,954	783
Estimated 2018 Net Periodic Benefit Cost	3.90%	3.96%	41	(65)	(50)	66

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2017, 2016 and 2015, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are generally secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We selectively offer interest-only mortgage loans to Private Banking clients.”

Home equity loans are secured by both first and second liens on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 85% of the value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates. Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. Maximum amount and LTVs are determined by collateral value and channel. We do not offer home equity loan products with reduced documentation.

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

General economic conditions in Hawaii remained healthy during 2017, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. Our overall credit risk position reflects these positive economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$448	$151	$5,829	$9,088	$11,929
Commercial Mortgage	1,398	997	3,469	745	2,512
Total Commercial	1,846	1,148	9,298	9,833	14,441
Consumer
Residential Mortgage	9,243	13,780	14,598	14,841	20,264
Home Equity	3,991	3,147	4,081	3,097	1,740
Total Consumer	13,234	16,927	18,679	17,938	22,004
Total Non-Accrual Loans and Leases	15,080	18,075	27,977	27,771	36,445
Foreclosed Real Estate	1,040	1,686	824	2,311	3,205
Total Non-Performing Assets	$16,120	$19,761	$28,801	$30,082	$39,650

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$—	$2	$1,173
Total Commercial	—	—	—	2	1,173
Consumer
Residential Mortgage	2,703	3,127	4,453	4,506	4,564
Home Equity	1,624	1,457	1,710	2,596	3,009
Automobile	886	894	315	616	322
Other [1]	1,934	1,592	1,096	941	790
Total Consumer	7,147	7,070	7,574	8,659	8,685
Total Accruing Loans and Leases Past Due 90 Days or More	$7,147	$7,070	$7,574	$8,661	$9,858
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$55,672	$52,208	$49,430	$45,474	$51,123
Total Loans and Leases	$9,796,947	$8,949,785	$7,878,985	$6,897,589	$6,095,387
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.15%	0.20%	0.36%	0.40%	0.60%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.22%	0.37%	0.44%	0.65%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.05%	0.03%	0.29%	0.38%	0.61%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.24%	0.35%	0.41%	0.47%	0.68%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.24%	0.30%	0.46%	0.56%	0.81%

1 Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for 2017:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$19,761
Additions	7,114
Reductions
Payments	(2,081)
Return to Accrual Status	(4,099)
Sales of Foreclosed Real Estate	(3,187)
Charge-offs/Write-downs	(1,388)
Total Reductions	(10,755)
Balance at End of Year	$16,120

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

Total NPAs were $16.1 million as of December 31, 2017, a decrease of $3.6 million or 18% from December 31, 2016. The decrease was experienced primarily in the consumer lending portfolio. The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.16% as of December 31, 2017 and 0.22% as of December 31, 2016.

Commercial and industrial non-accrual loans increased by $0.3 million or 197% from December 31, 2016 due to the addition of one loan. We have evaluated this borrower for impairment and have recorded a $0.7 million partial charge-off in 2017. As of December 31, 2017, the non-accrual balance in this category was comprised primarily of three commercial borrowers.

Commercial mortgage non-accrual loans increased by $0.4 million or 40% from December 31, 2016 primarily due to the addition of one loan. We have individually evaluated the four commercial mortgage non-accrual loans for impairment and have recorded no partial charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $4.5 million or 33% from December 31, 2016 primarily due to paydowns and payoffs. In addition, three loans modified in a troubled debt restructuring (“TDR”) were returned to accrual status. Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judicial foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist our borrowers wishing to remain in their residences despite having financial challenges.  As of December 31, 2017, our residential mortgage non-accrual loans were comprised of 30 loans with a weighted average current LTV ratio of 60%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.6 million or 38% from December 31, 2016 primarily due to the sale of one residential property as of December 31, 2017.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.1 million as of December 31, 2017, a $0.1 million or 1% increase from December 31, 2016.  This increase was primarily in our credit card portfolio, which was offset by a decrease in the residential mortgage portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $61.2 million as of December 31, 2017 and $60.7 million as of

December 31, 2016, and had a related Allowance of $3.9 million as of December 31, 2017 and $3.6 million as of December 31, 2016.  The change in impaired loans was primarily due to the increase in impaired Automobile loans, which was partially offset by the decrease in Residential Mortgage impaired loans and the decrease in Commercial and Industrial impaired loans. As of December 31, 2017, we recorded cumulative charge-offs of $15.9 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2017 had been accrued under the original terms, approximately $1.2 million in total interest income would have been recorded in 2017, compared to less than $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2017	2016
Commercial
Commercial and Industrial	$8,486	$10,170
Commercial Mortgage	9,205	9,157
Construction	1,416	1,513
Total Commercial	19,107	20,840
Consumer
Residential Mortgage	21,581	25,625
Home Equity	1,965	1,516
Automobile	14,811	9,660
Other [1]	2,645	2,326
Total Consumer	41,002	39,127
Total	$60,109	$59,967
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR increased by $0.1 million from December 31, 2016. Residential mortgage loans remain our largest TDR loan class. As of December 31, 2017, $55.7 million or 93% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”). Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at Beginning of Period	$110,845	$108,952	$114,575	$121,521	$134,276
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,408)	(865)	(954)	(2,002)	(8,083)
Lease Financing	—	—	—	(66)	(16)
Consumer
Residential Mortgage	(729)	(723)	(613)	(771)	(2,013)
Home Equity	(995)	(1,104)	(1,330)	(1,672)	(5,220)
Automobile	(7,737)	(6,355)	(5,860)	(3,961)	(2,131)
Other [1]	(12,386)	(9,462)	(7,682)	(6,967)	(7,657)
Total Loans and Leases Charged-Off	(23,255)	(18,509)	(16,439)	(15,439)	(25,120)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,482	8,058	1,948	4,625	1,681
Commercial Mortgage	—	53	61	57	557
Construction	—	23	32	29	365
Lease Financing	3	3	132	10	41
Consumer
Residential Mortgage	639	1,151	1,297	3,448	3,540
Home Equity	2,681	1,776	2,489	1,637	1,943
Automobile	2,495	2,207	1,917	1,577	1,628
Other [1]	2,128	1,881	1,755	2,154	1,962
Total Recoveries on Loans and Leases Previously Charged-Off	9,428	15,152	9,631	13,537	11,717
Net Loans and Leases Charged-Off	(13,827)	(3,357)	(6,808)	(1,902)	(13,403)
Provision for Credit Losses	16,900	4,750	1,000	(4,864)	—
Provision for Unfunded Commitments	250	500	185	(180)	648
Balance at End of Period [2]	$114,168	$110,845	$108,952	$114,575	$121,521
Components
Allowance for Loan and Lease Losses	$107,346	$104,273	$102,880	$108,688	$115,454
Reserve for Unfunded Commitments	6,822	6,572	6,072	5,887	6,067
Total Reserve for Credit Losses	$114,168	$110,845	$108,952	$114,575	$121,521
Average Loans and Leases Outstanding	$9,346,828	$8,362,210	$7,423,572	$6,405,431	$5,883,686
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.15%	0.04%	0.09%	0.03%	0.23%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.10%	1.17%	1.31%	1.58%	1.89%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

Allowance for Loan and Lease Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 19
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial
Commercial and Industrial	$24,750	$22,797	$22,052	$26,822	$31,942
Commercial Mortgage	34,890	33,893	31,889	31,118	29,495
Construction	5,109	7,771	5,541	4,927	5,588
Lease Financing	1,073	1,219	1,232	1,684	4,421
Total Commercial	65,822	65,680	60,714	64,551	71,446
Consumer
Residential Mortgage	6,515	6,435	11,151	14,069	14,631
Home Equity	12,520	13,442	13,118	14,798	13,072
Automobile	10,940	9,763	8,516	4,251	4,016
Other [1]	11,549	8,953	9,381	11,019	12,289
Total Consumer	41,524	38,593	42,166	44,137	44,008
Total Allocation of Allowance for Loan and Lease Losses	$107,346	$104,273	$102,880	$108,688	$115,454

	December 31,
	2017		2016		2015		2014		2013
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.93%	13.06%	1.82%	13.96%	1.98%	14.15%	2.54%	15.30%	3.50%	14.95%
Commercial Mortgage	1.66	21.48	1.79	21.11	1.90	21.29	2.16	20.84	2.36	20.47
Construction	2.53	2.06	2.88	3.02	3.54	1.99	4.51	1.58	5.20	1.76
Lease Financing	0.59	1.85	0.59	2.33	0.60	2.60	0.74	3.28	1.69	4.30
Total Commercial	1.75	38.45	1.82	40.42	1.93	40.03	2.28	41.00	2.83	41.48
Consumer
Residential Mortgage	0.19	35.39	0.20	35.34	0.38	37.13	0.55	37.28	0.64	37.45
Home Equity	0.79	16.18	1.01	14.91	1.23	13.57	1.71	12.56	1.69	12.69
Automobile	2.07	5.39	2.15	5.08	2.23	4.85	1.31	4.70	1.57	4.20
Other [1]	2.57	4.59	2.35	4.25	2.69	4.42	3.58	4.46	4.83	4.18
Total Consumer	0.69	61.55	0.72	59.58	0.89	59.97	1.08	59.00	1.23	58.52
Total	1.10%	100.00%	1.17%	100.00%	1.31%	100.00%	1.58%	100.00%	1.89%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2017, the Allowance was $107.3 million or 1.10% of total loans and leases outstanding, compared with an Allowance of $104.3 million or 1.17% of total loans and leases outstanding as of December 31, 2016.  The level of the Allowance was commensurate with the Company’s stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

Net charge-offs of loans and leases were $13.8 million or 0.15% of total average loans and leases in 2017 compared to $3.4 million or 0.04% of total average loans and leases in 2016. Net charge-offs in our consumer portfolios were $13.9 million in 2017 compared to $10.6 million in 2016. This increase was primarily reflected in our automobile and other consumer portfolios, reflective of the growth and seasoning in these portfolios. Net recoveries in our commercial portfolios were $0.1 million in 2017 compared to net recoveries of $7.3 million in 2016. This decrease is primarily due to the large recovery of one commercial and industrial loan in 2016.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2017 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment increased by $0.1 million or less than 1% from December 31, 2016. This increase was primarily due to a $3.0 million increase in the Allowance allocated to the commercial and industrial and commercial mortgage portfolios due to loan growth. The increase was offset by a $2.7 million decrease in the Allowance allocated to the construction portfolio due to the completion of major construction projects and the resultant decline in construction outstandings.
The allocation of the Allowance to our consumer portfolio segment increased by $2.9 million or 8% from December 31, 2016 and is consistent with current asset quality metrics and economic conditions.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of December 31, 2017, an increase of $0.3 million or 4% from December 31, 2016. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $865.5 million as of December 31, 2017 and $914.1 million as of December 31, 2016. We also maintained investments in corporate bonds with a carrying value of $385.7 million as of December 31, 2017 and $404.8 million as of December 31, 2016. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the “Analysis of Statements of Condition - Investment Securities” section in MD&A for more information.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2017 and 2016, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2017, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of December 31, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2017 was less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2017		December 31, 2016
Gradual Change in Interest Rates (basis points)
+200	$12,420	2.6%	$17,752	4.1%
+100	6,622	1.4	8,524	1.9
-100	(6,789)	(1.4)	(10,810)	(2.5)
Immediate Change in Interest Rates (basis points)
+200	$29,876	6.2%	$45,372	10.4%
+100	16,328	3.4	22,090	5.0
-100	(21,653)	(4.5)	(27,888)	(6.4)

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

Other Market Risks

In addition to interest rate risk, we are exposed to other forms of market risk in our normal business transactions. Foreign currency and foreign exchange contracts expose us to a small degree of foreign currency risk. These transactions are primarily executed on behalf of customers. Our trust and asset management income is at risk to fluctuations in the market values of underlying assets, particularly debt and equity securities. Also, our share-based compensation expense is dependent on the fair value of our stock options, restricted stock units, and restricted stock at the date of grant. The fair value of stock options, restricted stock units, and restricted stock is impacted by the market price of the Parent’s common stock on the date of grant and is at risk to changes in equity markets, general economic conditions, and other factors.

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2017, we could have borrowed an additional $2.0 billion from the FHLB and an additional $529.8 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2017. As of December 31, 2017, cash and cash equivalents were $447.9 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $14.9 billion. As of December 31, 2017, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.3 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of December 31, 2017, the Company’s capital levels remained characterized as “well-capitalized.” The Company’s regulatory capital ratios are presented in Table 21 below. There have been no conditions or events since December 31, 2017 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of December 31, 2017, shareholders’ equity was $1.2 billion, an increase of $70.3 million or 6% from December 31, 2016. Earnings for 2017 of $184.7 million, common stock issuances of $13.2 million, and share-based compensation of $7.4 million were offset by cash dividends paid of $87.1 million, common stock repurchases of $47.1 million, and other comprehensive loss of

$0.8 million. In 2017, included in the amount of common stock repurchased were 549,199 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $81.91 and a total cost of $45.0 million. From the beginning of our share repurchase program in July 2001 through December 31, 2017, we repurchased a total of 54.2 million shares of common stock and returned total over $2.0 billion to our shareholders at an average cost of $38.29 per share.

From January 1, 2018 through February 16, 2018, the Parent repurchased an additional 80,000 shares of common stock at an average cost of $84.27 per share and a total cost of $6.7 million. Remaining buyback authority was $113.3 million as of February 16, 2018. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2018, the Parent’s Board of Directors declared a quarterly cash dividend of $0.52 per share on the Parent’s outstanding shares. The dividend will be payable on March 14, 2018 to shareholders of record at the close of business on February 28, 2018.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Change in Shareholders' Equity
Net Income	$184,672	$181,461	$160,704	$163,042	$150,502
Cash Dividends Paid	(87,066)	(81,157)	(78,367)	(79,660)	(80,534)
Dividend Reinvestment Program	4,360	4,271	4,316	4,479	4,656
Common Stock Repurchased	(47,076)	(61,807)	(52,981)	(64,046)	(39,655)
Other[1]	15,441	2,509	27,502	19,295	(44,658)
Increase (Decrease) in Shareholders' Equity	$70,331	$45,277	$61,174	$43,110	$(9,689)

Regulatory Capital [2]
Shareholders' Equity	$1,231,868	$1,161,537	$1,116,260	$1,055,086	$1,011,976
Less: Goodwill [3]	28,718	27,413	27,416	31,517	31,517
Postretirement Benefit Liability Adjustments	(27,715)	(28,892)	(28,860)	(34,115)	(22,394)
Net Unrealized Gains (Losses) on Investment Securities [4]	(7,000)	(5,014)	5,304	15,984	(1,300)
Other	(198)	(198)	(198)	2,069	(137)
Common Equity Tier 1 Capital	1,238,063	1,168,228	1,112,598	N/A	N/A
Tier 1 Capital	1,238,063	1,168,228	1,112,598	1,039,631	1,004,290
Allowable Reserve for Credit Losses	114,168	110,300	99,647	88,785	78,761
Total Regulatory Capital	$1,352,231	$1,278,528	$1,212,245	$1,128,416	$1,083,051

Risk-Weighted Assets [2]	$9,348,296	$8,823,485	$7,962,484	$7,077,035	$6,258,143

Key Regulatory Capital Ratios [2]
Common Equity Tier 1 Capital Ratio	13.24%	13.24%	13.97%	N/A%	N/A%
Tier 1 Capital Ratio	13.24	13.24	13.97	14.69	16.05
Total Capital Ratio	14.46	14.49	15.22	15.94	17.31
Tier 1 Leverage Ratio	7.26	7.21	7.26	7.13	7.24
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.
2 December 31, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.
3 December 31, 2017, 2016, and 2015 calculated net of deferred tax liabilities.
4 December 31, 2017, 2016, and 2015 includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

We submitted our latest stress testing results to the FRB on July 28, 2017 and disclosed the results to the public on October 24, 2017. The disclosure is available on our website, www.boh.com, in the 2017 Financial Reports section of the Investor Relations area.

Deposit Insurance Fund (“DIF”) Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge became effective for the third quarter of 2016 and the FDIC estimates the surcharge will be imposed for approximately two years. The surcharge takes effect at the same time that the regular FDIC insurance assessment rates for all banks decline under a rule adopted by the FDIC in 2011. We estimate that the net effect of the FDIC assessment changes noted above will reduce our annual FDIC insurance expense by approximately $1.0 million.

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

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Deposits with No Stated Maturity	$13,195,876	$—	$—	$—	$13,195,876
Time Deposits	1,398,406	146,087	134,840	8,759	1,688,092
Securities Sold Under Agreements to Repurchase	5,293	150,000	350,000	0	505,293
Other Debt	175,000	75,000	—	—	250,000
Banker’s Acceptances Outstanding	106	—	—	—	106
Capital Lease Obligations	825	1,650	1,650	24,755	28,880
Non-Cancelable Operating Leases	12,521	20,867	18,259	97,836	149,483
Purchase Obligations	15,583	21,792	11,248	4,657	53,280
Affordable Housing Commitments	13,647	2,944	60	802	17,453
Pension and Postretirement Benefit Contributions [2]	1,335	2,734	2,957	8,967	15,993
Total Contractual Obligations	$14,818,592	$421,074	$519,014	$145,776	$15,904,456

[1]
Our liability for unrecognized tax benefits (“UTBs”) as of December 31, 2017 was $5.3 million. We were unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

2	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

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

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2017 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2017 and 2016.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2017				2016
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$131,613	$128,761	$123,568	$119,852	$117,067	$113,979	$113,785	$113,069
Interest Expense	12,843	12,444	11,289	9,980	9,974	10,067	10,235	10,045
Net Interest Income	118,770	116,317	112,279	109,872	107,093	103,912	103,550	103,024
Provision for Credit Losses	4,250	4,000	4,250	4,400	3,250	2,500	1,000	(2,000)
Investment Securities Gains (Losses), Net	(617)	(566)	(520)	12,133	(337)	(328)	(312)	11,180
Noninterest Income	42,472	42,976	45,756	43,783	46,840	48,442	46,831	45,027
Noninterest Expense	92,336	88,598	88,189	88,568	89,589	87,532	86,071	87,386
Income Before Provision for Income Taxes	64,039	66,129	65,076	72,820	60,757	61,994	62,998	73,845
Provision for Income Taxes	21,086	20,248	20,414	21,644	17,244	18,501	18,753	23,635
Net Income	$42,953	$45,881	$44,662	$51,176	$43,513	$43,493	$44,245	$50,210

Per Common Share
Basic Earnings Per Share	$1.02	$1.09	$1.05	$1.21	$1.03	$1.02	$1.04	$1.17
Diluted Earnings Per Share	$1.01	$1.08	$1.05	$1.20	$1.02	$1.02	$1.03	$1.16
Dividends Declared Per Share	$0.52	$0.52	$0.50	$0.50	$0.48	$0.48	$0.48	$0.45

Performance Ratios
Net Income to Average Total Assets (ROA)	1.00%	1.07%	1.09%	1.26%	1.07%	1.09%	1.14%	1.30%
Net Income to Average Shareholders’ Equity (ROE)	13.85	14.89	14.87	17.63	14.90	14.89	15.56	17.88
Efficiency Ratio [1]	57.49	55.82	55.99	53.42	58.33	57.58	57.35	54.88
Net Interest Margin [2]	2.98	2.92	2.92	2.89	2.83	2.80	2.85	2.86

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a taxable equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2017 was $43.0 million, a decrease of $0.6 million or 1% compared to the fourth quarter of 2016. Diluted earnings per share were $1.01 for the fourth quarter of 2017, a decrease of $0.01 or 1% compared to the fourth quarter of 2016.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2017 was $121.6 million, an increase of $11.5 million or 10% compared to the fourth quarter of 2016. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily due to higher deposit balances. Net interest margin was 2.98% for the fourth quarter of 2017, an increase of 15 basis point compared to the fourth quarter of 2016, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2016. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans.

Provision for Credit Losses

We recorded a Provision of $4.3 million in the fourth quarter of 2017 compared to a Provision of $3.3 million recorded in the fourth quarter of 2016, while recording net charge-offs of loans and leases of $3.8 million and $3.0 million in the fourth quarters of 2017 and 2016, respectively. The Provision recorded was based on our determination that the allowance for loan and lease losses should be $107.3 million as of December 31, 2017.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $42.5 million in the fourth quarter of 2017, a decrease of $4.4 million or 9% compared to the fourth quarter of 2016. This decrease was primarily due to a $3.7 million decrease in mortgage banking income. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio.

Noninterest Expense

Noninterest expense was $92.3 million in the fourth quarter of 2017, an increase of $2.7 million or 3% compared to the fourth quarter of 2016. Salaries and benefit expense increased by $1.6 million primarily due to merit increases and a $2.2 million holiday bonus, inclusive of payroll taxes, paid in fourth quarter 2017. Net occupancy increased by $0.9 million primarily due to a $1.0 million decrease in net gain on sale of real property compared to 2016 and a $0.6 increase in data processing expense. These increases were partially offset by a $0.6 million decrease in solar energy tax credit partnership amortization expense.

Provision for Income Taxes

The provision for income taxes was $21.1 million in the fourth quarter of 2017, an increase of $3.8 million or 22% compared to the fourth quarter of 2016. The effective tax rate for the fourth quarter of 2017 was 32.93% compared with an effective tax rate of 28.38% for the fourth quarter of 2016. The higher effective rate in the fourth quarter of 2017 compared to the same period of 2016 was primarily due to a $3.6 million charge for the write down of net deferred tax assets as a result of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The fourth quarter of 2016 was favorably impacted by a $1.5 million credit to the provision for income taxes resulting from the release of state tax reserves due to the lapse in the statute of limitations related to prior tax years. These items were partially offset by a $2.7 million increase in the release of valuation allowance for low income housing investments in the fourth quarter of 2017 compared to the same period of 2016.

Common Stock Repurchase Program

In the fourth quarter of 2017, we repurchased 128,633 shares of our common stock under our share repurchase program at an average cost per share of $82.59 and a total cost of $10.6 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.
Honolulu, Hawaii
February 28, 2018

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015
Interest Income
Interest and Fees on Loans and Leases	$370,441	$333,239	$298,522
Income on Investment Securities
Available-for-Sale	46,772	41,892	41,492
Held-to-Maturity	81,740	79,087	89,650
Deposits	15	9	8
Funds Sold	3,882	2,861	1,133
Other	944	812	1,305
Total Interest Income	503,794	457,900	432,110
Interest Expense
Deposits	22,332	12,647	9,626
Securities Sold Under Agreements to Repurchase	19,592	23,406	25,364
Funds Purchased	123	12	12
Short-Term Borrowings	64	—	—
Other Debt	4,445	4,256	3,021
Total Interest Expense	46,556	40,321	38,023
Net Interest Income	457,238	417,579	394,087
Provision for Credit Losses	16,900	4,750	1,000
Net Interest Income After Provision for Credit Losses	440,338	412,829	393,087
Noninterest Income
Trust and Asset Management	45,430	46,203	47,685
Mortgage Banking	12,949	19,895	11,583
Service Charges on Deposit Accounts	32,575	33,654	34,072
Fees, Exchange, and Other Service Charges	54,845	55,176	53,353
Investment Securities Gains, Net	10,430	10,203	10,160
Annuity and Insurance	6,858	7,017	7,664
Bank-Owned Life Insurance	6,517	6,561	7,039
Other	15,813	18,634	14,663
Total Noninterest Income	185,417	197,343	186,219
Noninterest Expense
Salaries and Benefits	205,536	201,150	191,963
Net Occupancy	32,536	30,252	30,217
Net Equipment	22,078	20,578	20,162
Data Processing	15,483	15,208	16,472
Professional Fees	11,681	10,072	9,660
FDIC Insurance	8,666	8,615	8,669
Other	61,711	64,703	70,961
Total Noninterest Expense	357,691	350,578	348,104
Income Before Provision for Income Taxes	268,064	259,594	231,202
Provision for Income Taxes	83,392	78,133	70,498
Net Income	$184,672	$181,461	$160,704
Basic Earnings Per Share	$4.37	$4.26	$3.72
Diluted Earnings Per Share	$4.33	$4.23	$3.70
Dividends Declared Per Share	$2.04	$1.89	$1.80
Basic Weighted Average Shares	42,280,931	42,644,100	43,217,818
Diluted Weighted Average Shares	42,607,057	42,879,783	43,454,877

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net Income	$184,672	$181,461	$160,704
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(1,986)	(10,318)	(2,125)
Defined Benefit Plans	1,177	(31)	5,254
Other Comprehensive Income (Loss)	(809)	(10,349)	3,129
Comprehensive Income	$183,863	$171,112	$163,833

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Interest-Bearing Deposits in Other Banks	$3,421	$3,187
Funds Sold	181,413	707,343
Investment Securities
Available-for-Sale	2,232,979	2,186,041
Held-to-Maturity (Fair Value of $3,894,121 and $3,827,527)	3,928,170	3,832,997
Loans Held for Sale	19,231	62,499
Loans and Leases	9,796,947	8,949,785
Allowance for Loan and Lease Losses	(107,346)	(104,273)
Net Loans and Leases	9,689,601	8,845,512
Total Earning Assets	16,054,815	15,637,579
Cash and Due From Banks	263,017	169,077
Premises and Equipment, Net	130,926	113,505
Accrued Interest Receivable	50,485	46,444
Foreclosed Real Estate	1,040	1,686
Mortgage Servicing Rights	24,622	23,663
Goodwill	31,517	31,517
Bank-Owned Life Insurance	280,034	274,188
Other Assets	252,596	194,708
Total Assets	$17,089,052	$16,492,367

Liabilities
Deposits
Noninterest-Bearing Demand	$4,724,300	$4,772,727
Interest-Bearing Demand	3,082,563	2,934,107
Savings	5,389,013	5,395,699
Time	1,688,092	1,217,707
Total Deposits	14,883,968	14,320,240
Funds Purchased	—	9,616
Securities Sold Under Agreements to Repurchase	505,293	523,378
Other Debt	260,716	267,938
Retirement Benefits Payable	37,312	48,451
Accrued Interest Payable	6,946	5,334
Taxes Payable and Deferred Taxes	24,009	21,674
Other Liabilities	138,940	134,199
Total Liabilities	15,857,184	15,330,830
Commitments, Contingencies, and Guarantees (Note 20)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2017 - 57,959,074 / 42,401,443 and December 31, 2016 - 57,856,672 / 42,635,978)	576	576
Capital Surplus	561,161	551,628
Accumulated Other Comprehensive Loss	(34,715)	(33,906)
Retained Earnings	1,512,218	1,415,440
Treasury Stock, at Cost (Shares: December 31, 2017 - 15,557,631 and December 31, 2016 - 15,220,694)	(807,372)	(772,201)
Total Shareholders’ Equity	1,231,868	1,161,537
Total Liabilities and Shareholders’ Equity	$17,089,052	$16,492,367

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2014	43,724,208	$574	$531,932	$(26,686)	$1,234,801	$(685,535)	$1,055,086
Net Income	—	—	—	—	160,704	—	160,704
Other Comprehensive Income	—	—	—	3,129	—	—	3,129
Share-Based Compensation	—	—	7,689	—	—	—	7,689
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	401,904	1	2,420	—	(878)	19,457	21,000
Common Stock Repurchased	(843,959)	—	—	—	—	(52,981)	(52,981)
Cash Dividends Declared ($1.80 per share)	—	—	—	—	(78,367)	—	(78,367)
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260

Net Income	—	—	—	—	181,461	—	181,461
Other Comprehensive Loss	—	—	—	(10,349)	—	—	(10,349)
Share-Based Compensation	—	—	6,786	—	—	—	6,786
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	259,985	1	2,801	—	(1,124)	8,665	10,343
Common Stock Repurchased	(906,160)	—	—	—	—	(61,807)	(61,807)
Cash Dividends Declared ($1.89 per share)	—	—	—	—	(81,157)	—	(81,157)
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537

Net Income	—	—	—	—	184,672	—	184,672
Other Comprehensive Loss	—	—	—	(809)	—	—	(809)
Share-Based Compensation	—	—	7,369	—	—	—	7,369
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	337,091	—	2,164	—	(828)	11,905	13,241
Common Stock Repurchased	(571,626)	—	—	—	—	(47,076)	(47,076)
Cash Dividends Declared ($2.04 per share)	—	—	—	—	(87,066)	—	(87,066)
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Operating Activities
Net Income	$184,672	$181,461	$160,704
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	16,900	4,750	1,000
Impairment of Equipment Held for Sale	—	—	9,453
Depreciation and Amortization	13,048	12,871	12,785
Amortization of Deferred Loan and Lease Fees	(1,031)	(1,467)	(1,896)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	39,186	43,728	49,698
Share-Based Compensation	7,369	6,786	7,689
Benefit Plan Contributions	(11,454)	(1,284)	(1,974)
Deferred Income Taxes	4,177	7,187	(6,517)
Net Gains on Sales of Loans and Leases	(6,780)	(11,113)	(4,139)
Net Gains on Investment Securities	(10,430)	(10,203)	(10,160)
Proceeds from Sales of Loans Held for Sale	323,784	273,597	86,338
Originations of Loans Held for Sale	(326,195)	(280,391)	(81,224)
Net Tax Benefits from Share-Based Compensation	2,521	—	—
Excess Tax Benefits from Share-Based Compensation	—	(1,153)	(1,076)
Net Change in Other Assets and Other Liabilities	(60,622)	1,760	13,331
Net Cash Provided by Operating Activities	175,145	226,529	234,012

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Prepayments and Maturities	354,804	398,405	413,587
Proceeds from Sales	10,435	10,430	67,985
Purchases	(427,061)	(367,346)	(468,573)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	882,748	806,339	979,007
Purchases	(995,076)	(677,652)	(518,664)
Net Change in Loans and Leases	(954,984)	(1,263,749)	(1,092,118)
Proceeds from Sales of Loans	137,717	147,898	101,803
Premises and Equipment, Net	(30,470)	(15,177)	(14,130)
Net Cash Used in Investing Activities	(1,021,887)	(960,852)	(531,103)

Financing Activities
Net Change in Deposits	563,728	1,069,137	618,014
Net Change in Short-Term Borrowings	(27,701)	(103,196)	(60,870)
Proceeds from Other Debt	—	75,000	175,000
Repayments of Other Debt	—	(50,000)	(100,000)
Excess Tax Benefits from Share-Based Compensation	—	1,153	1,076
Proceeds from Issuance of Common Stock	13,101	9,079	15,364
Repurchase of Common Stock	(47,076)	(61,807)	(52,981)
Cash Dividends Paid	(87,066)	(81,157)	(78,367)
Net Cash Provided by Financing Activities	414,986	858,209	517,236

Net Change in Cash and Cash Equivalents	(431,756)	123,886	220,145
Cash and Cash Equivalents at Beginning of Period	879,607	755,721	535,576
Cash and Cash Equivalents at End of Period	$447,851	$879,607	$755,721
Supplemental Information
Cash Paid for Interest	$44,945	$39,482	$37,419
Cash Paid for Income Taxes	67,883	57,005	72,740
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	2,559	1,058	676
Transfers from Loans to Loans Held for Sale	86,625	189,972	101,803

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

Unfunded commitments to fund these low-income housing partnerships were $17.5 million and $16.2 million as of December 31, 2017 and 2016, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $87.6 million and $78.9 million as of December 31, 2017 and 2016, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2017 and 2016. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment (“OTTI”) analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2017, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Prior to 2017, the goodwill impairment test was a two-step test. The first step compared the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit was less than the carrying value, the second step was required to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. In 2017, the Company elected to early adopt ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removed Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remained largely unchanged. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2017, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2017, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s

Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company has made estimates of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities~~.~~ The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was $3.6 million. The final impact of the Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service (IRS). Such estimates include but are not limited to the impact of the Act on certain low income housing investments and certain employment contracts. See Note 16 Income Taxes for more information.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and stock options. The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures. Restricted stock units (“RSUs”) are payable solely in cash which are accounted for as other liabilities in the consolidated statements of condition. The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Parent’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Parent’s common stock at the time of grant. The amortization of the expense related to stock options reflects estimated forfeitures, adjusted for actual forfeiture experience. Amortization expense related to stock options is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. As the expense related to stock options is recognized, a deferred tax asset is established that represents an estimate of future income tax deductions from the release of restrictions or the exercise of stock options.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.0 million for the years ended December 31, 2017 and 2016, and $5.3 million for the year ended December 31, 2015.

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

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective; therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions. However, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. In 2017, the adoption of ASU No. 2016-09 resulted in a decrease to the provision for income taxes primarily due to the tax benefit from the exercise of stock options and the vesting of restricted stock.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company elected to early adopt ASU No. 2017-04 in the fourth quarter of 2017. ASU No. 2017-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company elected to early adopt ASU No. 2017-08 in the fourth quarter of 2017. Since the adoption of ASU 2017-08 did not result in a material change to current accounting practice, a cumulative-effect adjustment to beginning retained earnings was deemed not necessary.

Accounting Standards Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company has substantially completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 does not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense will be recorded as contra-revenue, and vice versa). These classification changes are expected to result in an immaterial net reduction of both revenue and expense. The Company also determined that certain costs related to ATMs should be recorded as an expense rather than a reduction of revenue. This change is not expected to have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card costs and the ATM costs noted above. The Company is completing its evaluation of the ASU’s expanded disclosure requirement effective for the March 31, 2018 Form 10-Q. The Company expects the expanded disclosures to be primarily qualitative in nature (e.g., providing greater detail on our revenue streams and related performance obligations). The Company does not expect material additions or revisions to our quantitative disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. The Company is currently evaluating methods of measuring fair value of its loan portfolio using an exit price notion as noted in (5) above.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements. The Company is in the process of developing an inventory of all leases and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has obtained new software to aid in the transition to the new leasing guidance.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. Currently the team has substantially validated historical credit data and is continuing its evaluation of different loss methodologies. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The Company expects to early adopt ASU No. 2018-02 for the March 31, 2018 Form 10-Q.  Upon adoption the reclassifiaiton will result in a $7.5 million credit to retained earnings.

Note 2.  Restrictions on Cash

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank’s average required reserve balances were $73.2 million and $153.4 million as of December 31, 2017 and 2016, respectively.

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2017, 2016, and 2015 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$407,478	$2,531	$(1,294)	$408,715
Debt Securities Issued by States and Political Subdivisions	662,231	11,455	(1,887)	671,799
Debt Securities Issued by Corporations	273,044	5	(3,870)	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	4,577	(1,145)	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	971	(5,218)	506,987
Commercial - Government Agencies	89,544	—	(4,027)	85,517
Total Mortgage-Backed Securities	841,190	5,548	(10,390)	836,348
Total	$2,183,943	$19,539	$(17,441)	$2,186,041
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,149	$1,562	$(771)	$530,940
Debt Securities Issued by States and Political Subdivisions	242,295	9,991	—	252,286
Debt Securities Issued by Corporations	135,620	416	(1,528)	134,508
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	20,567	(23,861)	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	798	(10,919)	742,647
Commercial - Government Agencies	232,089	940	(2,665)	230,364
Total Mortgage-Backed Securities	2,924,933	22,305	(37,445)	2,909,793
Total	$3,832,997	$34,274	$(39,744)	$3,827,527

December 31, 2015
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$356,260	$3,472	$(838)	$358,894
Debt Securities Issued by States and Political Subdivisions	709,724	22,498	(304)	731,918
Debt Securities Issued by Corporations	313,136	236	(4,502)	308,870
Mortgage-Backed Securities:
Residential - Government Agencies	310,966	6,546	(1,267)	316,245
Residential - U.S. Government-Sponsored Enterprises	442,760	1,368	(2,264)	441,864
Commercial - Government Agencies	103,227	—	(4,200)	99,027
Total Mortgage-Backed Securities	856,953	7,914	(7,731)	857,136
Total	$2,236,073	$34,120	$(13,375)	$2,256,818
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$489,747	$1,359	$(1,139)	$489,967
Debt Securities Issued by States and Political Subdivisions	245,980	17,114	—	263,094
Debt Securities Issued by Corporations	151,301	368	(2,041)	149,628
Mortgage-Backed Securities:
Residential - Government Agencies	2,191,138	27,893	(19,067)	2,199,964
Residential - U.S. Government-Sponsored Enterprises	647,762	1,656	(2,616)	646,802
Commercial - Government Agencies	256,808	2,381	(2,232)	256,957
Total Mortgage-Backed Securities	3,095,708	31,930	(23,915)	3,103,723
Total	$3,982,736	$50,771	$(27,095)	$4,006,412

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2017. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$88,977	$89,096
Due After One Year Through Five Years	624,650	625,547
Due After Five Years Through Ten Years	149,994	154,890
Due After Ten Years	23,100	24,134
	886,721	893,667

Debt Securities Issued by Government Agencies	424,361	425,393
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	609,812
Commercial - Government Agencies	71,999	68,747
Total Mortgage-Backed Securities	925,062	913,919
Total	$2,236,144	$2,232,979

Held-to-Maturity:
Due in One Year or Less	$259,939	$259,478
Due After One Year Through Five Years	206,180	207,551
Due After Five Years Through Ten Years	239,550	243,623
Due After Ten Years	27,544	28,785
	733,213	739,437
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	752,968
Commercial - Government Agencies	201,660	198,803
Total Mortgage-Backed Securities	3,194,957	3,154,684
Total	$3,928,170	$3,894,121

Investment securities with carrying values of $2.4 billion, $2.4 billion, and $2.5 billion as of December 31, 2017, 2016, and 2015, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2017, 2016, and 2015.

(dollars in thousands)	2017	2016	2015
Gross Gains on Sales of Investment Securities	$12,467	$11,180	$11,640
Gross Losses on Sales of Investment Securities	(2,037)	(977)	(1,480)
Net Gains on Sales of Investment Securities	$10,430	$10,203	$10,160

The losses during the year ended December 31, 2017 and December 31, 2016 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions which are expensed as incurred. The securities sold for losses in 2015 were government agency commercial mortgage-backed securities categorized as available-for-sale. These securities were sold to reduce our allocation to the sector and did not represent an overall change in strategy.

The income tax expense related to the Company’s net realized gains on the sales of investment securities was $4.1 million in 2017 and $4.0 million in 2016 and 2015.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$103,842	$(599)	$132,071	$(436)	$235,913	$(1,035)
Debt Securities Issued by States and Political Subdivisions	172,343	(1,032)	734	(10)	173,077	(1,042)
Debt Securities Issued by Corporations	12,985	(15)	192,927	(2,076)	205,912	(2,091)
Mortgage-Backed Securities:
Residential - Government Agencies	11,035	(4)	10,618	(1,033)	21,653	(1,037)
Residential - U.S. Government-Sponsored Enterprises	429,342	(5,720)	150,887	(4,683)	580,229	(10,403)
Commercial - Government Agencies	—	—	68,747	(3,252)	68,747	(3,252)
Total Mortgage-Backed Securities	440,377	(5,724)	230,252	(8,968)	670,629	(14,692)
Total	$729,547	$(7,370)	$555,984	$(11,490)	$1,285,531	$(18,860)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$254,283	$(532)	$89,391	$(919)	$343,674	$(1,451)
Debt Securities Issued by Corporations	25,490	(110)	58,869	(1,481)	84,359	(1,591)
Mortgage-Backed Securities:
Residential - Government Agencies	1,030,472	(12,262)	704,545	(24,785)	1,735,017	(37,047)
Residential - U.S. Government-Sponsored Enterprises	293,530	(3,106)	339,232	(8,149)	632,762	(11,255)
Commercial - Government Agencies	497	(5)	82,288	(3,649)	82,785	(3,654)
Total Mortgage-Backed Securities	1,324,499	(15,373)	1,126,065	(36,583)	2,450,564	(51,956)
Total	$1,604,272	$(16,015)	$1,274,325	$(38,983)	$2,878,597	$(54,998)

December 31, 2016
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$143,715	$(562)	$89,211	$(732)	$232,926	$(1,294)
Debt Securities Issued by States and Political Subdivisions	211,188	(1,873)	6,725	(14)	217,913	(1,887)
Debt Securities Issued by Corporations	67,332	(714)	196,838	(3,156)	264,170	(3,870)
Mortgage-Backed Securities:
Residential - Government Agencies	38,355	(89)	11,185	(1,056)	49,540	(1,145)
Residential - U.S. Government-Sponsored Enterprises	397,385	(5,218)	—	—	397,385	(5,218)
Commercial - Government Agencies	5,097	(164)	80,420	(3,863)	85,517	(4,027)
Total Mortgage-Backed Securities	440,837	(5,471)	91,605	(4,919)	532,442	(10,390)
Total	$863,072	$(8,620)	$384,379	$(8,821)	$1,247,451	$(17,441)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$169,926	$(771)	$—	$—	$169,926	$(771)
Debt Securities Issued by Corporations	69,601	(971)	15,933	(557)	85,534	(1,528)
Mortgage-Backed Securities:
Residential - Government Agencies	835,227	(15,313)	231,377	(8,548)	1,066,604	(23,861)
Residential - U.S. Government-Sponsored Enterprises	693,047	(10,919)	—	—	693,047	(10,919)
Commercial - Government Agencies	87,586	(2,597)	18,653	(68)	106,239	(2,665)
Total Mortgage-Backed Securities	1,615,860	(28,829)	250,030	(8,616)	1,865,890	(37,445)
Total	$1,855,387	$(30,571)	$265,963	$(9,173)	$2,121,350	$(39,744)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2017, which were comprised of 410 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2017, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Taxable	$108,787	$100,541	$109,912
Non-Taxable	19,725	20,438	21,230
Total Interest Income from Investment Securities	$128,512	$120,979	$131,142

As of December 31, 2017, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $496.8 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 95% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A2 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 78% were general obligation issuances. As of December 31, 2017, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
As of December 31, 2017 and 2016, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank Stock	$20,000	$20,000
Federal Reserve Bank Stock	20,645	20,063
Total	$40,645	$40,063

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2017, the conversion ratio was 1.6483.

During the first quarter of 2017, the Company recorded an $12.1 million net gain on the sale of 90,000 Visa Class B shares. Concurrent with this sale, the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 86,614 Class B shares (142,766 Class A equivalents) that the Company owns as of December 31, 2017 are carried at a zero cost basis.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2017 and 2016:

	December 31,
(dollars in thousands)	2017	2016
Commercial
Commercial and Industrial	$1,279,347	$1,249,791
Commercial Mortgage	2,103,967	1,889,551
Construction	202,253	270,018
Lease Financing	180,931	208,332
Total Commercial	3,766,498	3,617,692
Consumer
Residential Mortgage	3,466,773	3,163,073
Home Equity	1,585,455	1,334,163
Automobile	528,474	454,333
Other [1]	449,747	380,524
Total Consumer	6,030,449	5,332,093
Total Loans and Leases	$9,796,947	$8,949,785
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $20.2 million and $36.3 million as of December 31, 2017 and 2016, respectively.

Commercial loans and residential mortgage loans of $1.0 billion and $1.1 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, residential mortgage loans of $2.9 billion and $2.3 billion, respectively, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 Other Debt for FHLB advances outstanding as of December 31, 2017 and 2016.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $4.9 million, $11.8 million, and $5.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2017, 2016, and 2015.

Substantially all of the Company’s lending activity is with customers located in Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2017, 2016, and 2015. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2017, 2016, and 2015.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(1,408)	(21,847)	(23,255)
Recoveries on Loans and Leases Previously Charged-Off	1,485	7,943	9,428
Net Loans and Leases Recovered (Charged-Off)	77	(13,904)	(13,827)
Provision for Credit Losses	65	16,835	16,900
Balance at End of Period	$65,822	$41,524	$107,346
As of December 31, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$141	$3,775	$3,916
Collectively Evaluated for Impairment	65,681	37,749	103,430
Total	$65,822	$41,524	$107,346
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,216	$41,002	$61,218
Collectively Evaluated for Impairment	3,746,282	5,989,447	9,735,729
Total	$3,766,498	$6,030,449	$9,796,947

For the Year Ended December 31, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(865)	(17,644)	(18,509)
Recoveries on Loans and Leases Previously Charged-Off	8,137	7,015	15,152
Net Loans and Leases Recovered (Charged-Off)	7,272	(10,629)	(3,357)
Provision for Credit Losses	(2,306)	7,056	4,750
Balance at End of Period	$65,680	$38,593	$104,273
As of December 31, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$45	$3,510	$3,555
Collectively Evaluated for Impairment	65,635	35,083	100,718
Total	$65,680	$38,593	$104,273
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,572	$39,126	$60,698
Collectively Evaluated for Impairment	3,596,120	5,292,967	8,889,087
Total	$3,617,692	$5,332,093	$8,949,785

For the Year Ended December 31, 2015
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,551	$44,137	$108,688
Loans and Leases Charged-Off	(954)	(15,485)	(16,439)
Recoveries on Loans and Leases Previously Charged-Off	2,173	7,458	9,631
Net Loans and Leases Recovered (Charged-Off)	1,219	(8,027)	(6,808)
Provision for Credit Losses	(5,056)	6,056	1,000
Balance at End of Period	$60,714	$42,166	$102,880
As of December 31, 2015
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$205	$3,373	$3,578
Collectively Evaluated for Impairment	60,509	38,793	99,302
Total	$60,714	$42,166	$102,880
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$27,950	$38,747	$66,697
Collectively Evaluated for Impairment	3,125,902	4,686,386	7,812,288
Total	$3,153,852	$4,725,133	$7,878,985

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2017 and 2016.

	December 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,234,738	$2,046,745	$198,926	$180,522	$3,660,931
Special Mention	15,394	35,762	6	11	51,173
Classified	29,215	21,460	3,321	398	54,394
Total	$1,279,347	$2,103,967	$202,253	$180,931	$3,766,498

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,457,531	$1,580,917	527,587	$449,008	$6,015,043
Classified	9,242	4,538	887	739	15,406
Total	$3,466,773	$1,585,455	$528,474	$449,747	$6,030,449
Total Recorded Investment in Loans and Leases					$9,796,947

	December 31, 2016
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,203,025	$1,792,119	$264,287	$207,386	$3,466,817
Special Mention	20,253	66,734	4,218	5	91,210
Classified	26,513	30,698	1,513	941	59,665
Total	$1,249,791	$1,889,551	$270,018	$208,332	$3,617,692

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,149,294	$1,327,676	$453,439	$379,793	$5,310,202
Special Mention	—	2,964	—	—	2,964
Classified	13,779	3,523	894	731	18,927
Total	$3,163,073	$1,334,163	$454,333	$380,524	$5,332,093
Total Recorded Investment in Loans and Leases					$8,949,785
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2017 and 2016.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2017
Commercial
Commercial and Industrial	$4,196	$641	$—	$448	$5,285	$1,274,062	$1,279,347	$313
Commercial Mortgage	187	404	—	1,398	1,989	2,101,978	2,103,967	465
Construction	—	—	—	—	—	202,253	202,253	—
Lease Financing	—	—	—	—	—	180,931	180,931	—
Total Commercial	4,383	1,045	—	1,846	7,274	3,759,224	3,766,498	778
Consumer
Residential Mortgage	7,815	2,008	2,703	9,243	21,769	3,445,004	3,466,773	806
Home Equity	2,532	2,736	1,624	3,991	10,883	1,574,572	1,585,455	1,312
Automobile	11,728	2,232	886	—	14,846	513,628	528,474	—
Other [1]	3,007	1,639	1,934	—	6,580	443,167	449,747	—
Total Consumer	25,082	8,615	7,147	13,234	54,078	5,976,371	6,030,449	2,118
Total	$29,465	$9,660	$7,147	$15,080	$61,352	$9,735,595	$9,796,947	$2,896

As of December 31, 2016
Commercial
Commercial and Industrial	$10,698	$1,016	$—	$151	$11,865	$1,237,926	$1,249,791	$—
Commercial Mortgage	128	17	—	997	1,142	1,888,409	1,889,551	416
Construction	—	—	—	—	—	270,018	270,018	—
Lease Financing	—	—	—	—	—	208,332	208,332	—
Total Commercial	10,826	1,033	—	1,148	13,007	3,604,685	3,617,692	416
Consumer
Residential Mortgage	6,491	106	3,127	13,780	23,504	3,139,569	3,163,073	1,628
Home Equity	3,063	2,244	1,457	3,147	9,911	1,324,252	1,334,163	1,015
Automobile	11,692	2,162	894	—	14,748	439,585	454,333	—
Other [1]	3,200	1,532	1,592	—	6,324	374,200	380,524	—
Total Consumer	24,446	6,044	7,070	16,927	54,487	5,277,606	5,332,093	2,643
Total	$35,272	$7,077	$7,070	$18,075	$67,494	$8,882,291	$8,949,785	$3,059
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2017 and 2016.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,094	$15,747	$—
Commercial Mortgage	8,696	12,196	—
Construction	1,415	1,415	—
Total Commercial	18,205	29,358	—
Total Impaired Loans with No Related Allowance Recorded	$18,205	$29,358	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$811	$811	$21
Commercial Mortgage	1,200	1,200	120
Total Commercial	2,011	2,011	141
Consumer
Residential Mortgage	21,581	26,324	3,118
Home Equity	1,965	1,965	276
Automobile	14,811	14,811	305
Other [1]	2,645	2,645	76
Total Consumer	41,002	45,745	3,775
Total Impaired Loans with an Allowance Recorded	$43,013	$47,756	$3,916

Impaired Loans:
Commercial	$20,216	$31,369	$141
Consumer	41,002	45,745	3,775
Total Impaired Loans	$61,218	$77,114	$3,916

December 31, 2016
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$9,556	$16,518	$—
Commercial Mortgage	9,373	12,873	—
Construction	1,513	1,513	—
Total Commercial	20,442	30,904	—
Total Impaired Loans with No Related Allowance Recorded	$20,442	$30,904	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$765	$765	$24
Commercial Mortgage	365	365	21
Total Commercial	1,130	1,130	45
Consumer
Residential Mortgage	25,625	30,615	3,224
Home Equity	1,516	1,516	15
Automobile	9,660	9,660	206
Other [1]	2,325	2,325	65
Total Consumer	39,126	44,116	3,510
Total Impaired Loans with an Allowance Recorded	$40,256	$45,246	$3,555

Impaired Loans:
Commercial	$21,572	$32,034	$45
Consumer	39,126	44,116	3,510
Total Impaired Loans	$60,698	$76,150	$3,555
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017		Year Ended December 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,810	$351	$10,760	$463
Commercial Mortgage	9,251	299	9,906	339
Construction	1,464	94	1,559	101
Total Commercial	19,525	744	22,225	903
Total Impaired Loans with No Related Allowance Recorded	$19,525	$744	$22,225	$903

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$709	$42	$939	$72
Commercial Mortgage	690	54	151	9
Total Commercial	1,399	96	1,090	81
Consumer
Residential Mortgage	22,981	845	27,436	962
Home Equity	1,707	82	1,395	66
Automobile	12,235	825	7,974	522
Other [1]	2,571	215	2,003	174
Total Consumer	39,494	1,967	38,808	1,724
Total Impaired Loans with an Allowance Recorded	$40,893	$2,063	$39,898	$1,805

Impaired Loans:
Commercial	$20,924	$840	$23,315	$984
Consumer	39,494	1,967	38,808	1,724
Total Impaired Loans	$60,418	$2,807	$62,123	$2,708
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2015, the average recorded investment in impaired loans was $66.4 million and the interest income recognized on impaired loans was $2.6 million. For the years ended December 31, 2017, 2016, and 2015, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that were on accrual status. For the years ended December 31, 2017, 2016, and 2015, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $60.1 million and $60.0 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, there were $1.5 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2016, there were $0.4 million commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2017 and 2016.

	Loans Modified as a TDR for the Year Ended December 31, 2017			Loans Modified as a TDR for the Year Ended December 31, 2016
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	13	$7,299	$11	6	$3,525	$21
Commercial Mortgage	4	2,336	93	1	204	20
Total Commercial	17	9,635	104	7	3,729	41
Consumer
Residential Mortgage	2	368	1	10	3,146	522
Home Equity	4	604	13	2	651	7
Automobile	424	8,623	177	267	5,451	116
Other [2]	171	1,395	35	199	1,404	37
Total Consumer	601	10,990	226	478	10,652	682
Total	618	$20,625	$330	485	$14,381	$723

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2017 and 2016, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2017		Year Ended December 31, 2016
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	1	$48	—	$—
Commercial Mortgage	1	341	—	—
Total Commercial	2	389	—	—
Consumer
Residential Mortgage	1	94	4	1,445
Home Equity	1	237	1	157
Automobile	28	515	19	373
Other [2]	36	208	40	278
Total Consumer	66	1,054	64	2,253
Total	68	$1,443	64	$2,253
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.2 million as of December 31, 2017.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of December 31, 2017, and $2.7 billion as of December 31, 2016 and 2015. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.1 million, $6.9 million, and $7.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2017, 2016, and 2015, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2017	2016	2015
Balance at Beginning of Year	$1,655	$1,970	$2,604
Changes in Fair Value:
Due to Change in Valuation Assumptions [1]	—	—	(251)
Due to Payoffs	(201)	(315)	(383)
Total Changes in Fair Value of Mortgage Servicing Rights	(201)	(315)	(634)
Balance at End of Year	$1,454	$1,655	$1,970

[1]	Primarily represents changes in discount rates and loan repayment rate assumptions, mostly due to changes in interest rates.

For the years ended December 31, 2017, 2016, and 2015, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance was as follows:

(dollars in thousands)	2017	2016	2015
Balance at Beginning of Year	$22,008	$21,032	$22,091
Servicing Rights that Resulted From Asset Transfers	3,976	3,847	1,737
Amortization	(2,816)	(2,892)	(2,832)
Valuation Allowance Recovery (Provision)	—	21	36
Balance at End of Year	$23,168	$22,008	$21,032

Valuation Allowance:
Balance at Beginning of Year	$—	$(21)	$(57)
Valuation Allowance Recovery (Provision)	—	21	36
Balance at End of Year	$—	$—	$(21)

Fair Value:
Balance at Beginning of Year	$25,148	$24,804	$22,837
Balance at End of Year	$26,716	$25,148	$24,804

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Weighted-Average Constant Prepayment Rate [1]	8.50%	8.13%
Weighted-Average Life (in years)	7.09	7.43
Weighted-Average Note Rate	4.04%	4.10%
Weighted-Average Discount Rate [2]	8.87%	9.33%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2017 and 2016 is presented in the following table.

	December 31,
(dollars in thousands)	2017	2016
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(332)	$(321)
Decrease in fair value from 50 bps adverse change	(657)	(636)
Discount Rate
Decrease in fair value from 25 bps adverse change	(289)	(288)
Decrease in fair value from 50 bps adverse change	(572)	(570)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2017 and 2016 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2017
Premises	$331,566	$(243,069)	$88,497
Equipment	130,228	(90,319)	39,909
Capital Leases	6,593	(4,073)	2,520
Total	$468,387	$(337,461)	$130,926

December 31, 2016
Premises	$321,144	$(240,567)	$80,577
Equipment	117,356	(87,021)	30,335
Capital Leases	6,594	(4,001)	2,593
Total	$445,094	$(331,589)	$113,505

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $13.0 million, $12.9 million, and $12.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2017, 2016 and 2015.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2017 and 2016 were as follows:

	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank and Federal Reserve Bank Stock	$40,645	$40,063
Derivative Financial Instruments	10,518	13,731
Low-Income Housing and Other Equity Investments	87,632	78,900
Deferred Compensation Plan Assets	29,230	21,952
Prepaid Expenses	7,944	7,355
Accounts Receivable	43,195	12,584
Other	33,432	20,123
Total Other Assets	$252,596	$194,708

Note 8.  Deposits

Time Deposits

As of December 31, 2017 and 2016, the Company’s total time deposits were $1.7 billion and $1.2 billion respectively. As of December 31, 2017, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2018	$1,398,406
2019	89,687
2020	56,400
2021	99,993
2022	34,847
Thereafter	8,759
Total	$1,688,092

The amount of time deposits with balances of $100,000 or more was $1.4 billion and $1.0 billion as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$589,189
Over Three Months through Six Months	366,737
Over Six Months through Twelve Months	318,193
Over Twelve Months	167,306
Total	$1,441,425

Public Deposits

As of December 31, 2017 and 2016, deposits of governmental entities of $1.3 billion and $1.1 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2017 and 2016 were as follows:

	December 31,
(dollars in thousands)	2017	2016
Funds Purchased [1]
Amounts Outstanding	$—	$9,616
Weighted-Average Interest Rate	—%	0.15%
Securities Sold Under Agreements to Repurchase (short-term) [2]
Amounts Outstanding	$1,603	$23,278
Weighted-Average Interest Rate	0.14%	0.31%

[1]	Federal funds purchased generally mature on the next business day following the date of purchase.

[2]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $3.7 million and $0.1 million as of December 31, 2017, and 2016, respectively, and long-term repurchase agreements with private institutions of $500.0 million as of December 31, 2017 and 2016.

The Company’s total securities sold under agreements to repurchase were $505.3 million and $523.4 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2017, long-term repurchase agreements (original term over one year) placed with government entities were $3.7 million with a weighted-average interest rate of 0.82% and a weighted-average maturity of 181 days.

As of December 31, 2017, long-term repurchase agreements placed with private institutions were $500.0 million with a weighted-average interest rate of 3.64%. Remaining terms ranged from 2020 to 2022 with a weighted-average maturity of 3.6 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.6 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2017 and 2016 were as follows:

	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank Advances	$250,000	$250,000
Non-Recourse Debt	—	7,153
Capital Lease Obligations	10,716	10,785
Total	$260,716	$267,938

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2017, FHLB advances totaled $250.0 million with a weighted-average interest rate of 1.28% and maturity dates ranging from 2018 to 2020. As of December 31, 2017, the Company had a remaining line of credit with the FHLB of $2.0 billion. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FHLB as of December 31, 2017 and 2016.

Capital lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 (one-time inflation adjustment on January 1, 2018) and are negotiable thereafter.

As of December 31, 2017, the Company had an undrawn line of credit with the FRB of $529.8 million. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FRB as of December 31, 2017 and 2016.

As of December 31, 2017, the annual maturities of the Company’s other debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2018	$175,000
2019	50,000
2020	25,000
2021	—
2022	—
Thereafter	—
Total	$250,000

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2017 and 2016:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2017
Shareholders’ Equity		$1,231,868	$1,161,037
Common Equity Tier 1 Capital		1,238,063	1,178,804
Tier 1 Capital		1,238,063	1,178,804
Total Capital		1,352,231	1,292,972
Common Equity Tier 1 Capital Ratio	6.5%	13.24%	12.62%
Tier 1 Capital Ratio	8.0%	13.24%	12.62%
Total Capital Ratio	10.0%	14.46%	13.85%
Tier 1 Leverage Ratio	5.0%	7.26%	6.92%

As of December 31, 2016
Shareholders’ Equity		$1,161,537	$1,094,461
Common Equity Tier 1 Capital		1,168,228	1,111,525
Tier 1 Capital		1,168,228	1,111,525
Total Capital		1,278,528	1,221,683
Common Equity Tier 1 Capital Ratio	6.5%	13.24%	12.61%
Tier 1 Capital Ratio	8.0%	13.24%	12.61%
Total Capital Ratio	10.0%	14.49%	13.86%
Tier 1 Leverage Ratio	5.0%	7.21%	6.86%

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

As of December 31, 2017, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2017 that management believes have changed the Company or the Bank’s capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2017, the Parent repurchased 549,199 shares of common stock under its share repurchase program at an average cost per share of $81.91 and total cost of $45.0 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2017, the Parent repurchased a total of 54.2 million shares of common stock at an average cost of $38.29 per share and total cost over $2.0 billion. From January 1, 2018 through February 16, 2018, the Parent repurchased an additional 80,000 shares of common stock at an average cost of $84.27 per share for a total of $6.7 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,263)	$(2,078)	$(3,185)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,982	783	1,199
Net Unrealized Gains (Losses) on Investment Securities	(3,281)	(1,295)	(1,986)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	884	349	535
Amortization of Net Actuarial Losses (Gains)	1,382	545	837
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	1,944	767	1,177
Other Comprehensive Income (Loss)	$(1,337)	$(528)	$(809)

Year Ended December 31, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(18,647)	$(7,358)	$(11,289)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,605	634	971
Net Unrealized Gains (Losses) on Investment Securities	(17,042)	(6,724)	(10,318)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(954)	(377)	(577)
Amortization of Net Actuarial Losses (Gains)	1,224	483	741
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(52)	(21)	(31)
Other Comprehensive Income (Loss)	$(17,094)	$(6,745)	$(10,349)

Year Ended December 31, 2015
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,448)	$(2,138)	$(3,310)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(190)	(75)	(115)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,136	836	1,300
Net Unrealized Gains (Losses) on Investment Securities	(3,502)	(1,377)	(2,125)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	7,335	2,869	4,466
Amortization of Net Actuarial Losses (Gains)	1,624	641	983
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	8,637	3,383	5,254
Other Comprehensive Income (Loss)	$5,135	$2,006	$3,129

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	(3,185)	—	535	(2,650)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,199	642	1,841
Total Other Comprehensive Income (Loss)	(3,185)	1,199	1,177	(809)
Balance at End of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)

Year Ended December 31, 2016
Balance at Beginning Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	(11,289)	—	(577)	(11,866)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	971	546	1,517
Total Other Comprehensive Income (Loss)	(11,289)	971	(31)	(10,349)
Balance at End of Period	$1,270	$(6,284)	$(28,892)	$(33,906)

Year Ended December 31, 2015
Balance at Beginning Period	$15,984	$(8,555)	$(34,115)	$(26,686)
Other Comprehensive Income (Loss) Before Reclassifications	(3,310)	—	4,466	1,156
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(115)	1,300	788	1,973
Total Other Comprehensive Income (Loss)	(3,425)	1,300	5,254	3,129
Balance at End of Period	$12,559	$(7,255)	$(28,861)	$(23,557)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2017	2016	2015
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,982)	$(1,605)	$(2,136)	Interest Income
	783	634	836	Provision for Income Tax
	(1,199)	(971)	(1,300)	Net of Tax
Sales of Investment Securities Available-for-Sale	—	—	190	Investment Securities Gains (Losses), Net
	—	—	(75)	Provision for Income Tax
	—	—	115	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	322	322	322
Net Actuarial Losses [2]	(1,382)	(1,224)	(1,624)
	(1,060)	(902)	(1,302)	Total Before Tax
	418	356	514	Provision for Income Tax
	(642)	(546)	(788)	Net of Tax

Total Reclassifications for the Period	$(1,841)	$(1,517)	$(1,973)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Salaries and Benefits on the consolidated statements of income. See Note 14 Employee Benefits for additional details.

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2017, 2016, and 2015:

	Weighted Average Shares
	2017	2016	2015
Denominator for Basic Earnings Per Share	42,280,931	42,644,100	43,217,818
Dilutive Effect of Equity Based Awards	326,126	235,683	237,059
Denominator for Diluted Earnings Per Share	42,607,057	42,879,783	43,454,877

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	—

Note 13.  Business Segments

The Company’s business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.  The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with the process used by for any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital.  This process is dynamic and requires certain allocations based on judgment and other subjective factors.  Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP.  Previously reported results have been reclassified to conform to the current reporting structure.

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 387 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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
This segment also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products

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

Selected business segment financial information as of and for the years ended December 31, 2017, 2016, and 2015 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2017
Net Interest Income	$264,041	$171,038	$29,693	$(7,534)	$457,238
Provision for Credit Losses	14,008	(160)	(21)	3,073	16,900
Net Interest Income After Provision for Credit Losses	250,033	171,198	29,714	(10,607)	440,338
Noninterest Income	85,042	21,670	57,105	21,600	185,417
Noninterest Expense	(209,807)	(74,209)	(61,674)	(12,001)	(357,691)
Income Before Provision for Income Taxes	125,268	118,659	25,145	(1,008)	268,064
Provision for Income Taxes	(44,545)	(41,797)	(9,303)	12,253	(83,392)
Net Income	$80,723	$76,862	$15,842	$11,245	$184,672
Total Assets as of December 31, 2017	$5,936,568	$3,742,991	$336,455	$7,073,038	$17,089,052

Year Ended December 31, 2016
Net Interest Income	$242,967	$156,080	$24,714	$(6,182)	$417,579
Provision for Credit Losses	10,700	(7,322)	(23)	1,395	4,750
Net Interest Income After Provision for Credit Losses	232,267	163,402	24,737	(7,577)	412,829
Noninterest Income	91,824	26,967	57,396	21,156	197,343
Noninterest Expense	(208,389)	(70,405)	(59,782)	(12,002)	(350,578)
Income Before Provision for Income Taxes	115,702	119,964	22,351	1,577	259,594
Provision for Income Taxes	(41,067)	(42,667)	(8,270)	13,871	(78,133)
Net Income	$74,635	$77,297	$14,081	$15,448	$181,461
Total Assets as of December 31, 2016	$5,342,078	$3,565,912	$280,410	$7,303,967	$16,492,367

Year Ended December 31, 2015
Net Interest Income	$202,259	$143,944	$18,494	$29,390	$394,087
Provision for Credit Losses	8,033	(1,165)	(43)	(5,825)	1,000
Net Interest Income After Provision for Credit Losses	194,226	145,109	18,537	35,215	393,087
Noninterest Income	82,391	22,191	58,835	22,802	186,219
Noninterest Expense	(199,572)	(77,500)	(57,852)	(13,180)	(348,104)
Income Before Provision for Income Taxes	77,045	89,800	19,520	44,837	231,202
Provision for Income Taxes	(27,330)	(31,375)	(7,222)	(4,571)	(70,498)
Net Income	$49,715	$58,425	$12,298	$40,266	$160,704
Total Assets as of December 31, 2015	$4,680,888	$3,099,175	$274,469	$7,400,484	$15,455,016

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $13.5 million, $12.8 million, and $12.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $3.9 million and $4.0 million as of December 31, 2017 and 2016, respectively.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008 who met certain age and/or years of service requirements are eligible for the Health Reimbursement Account (“HRA”) program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2017 and 2016, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2017 and 2016.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016
Benefit Obligation at Beginning of Year	$107,593	$105,993	$24,308	$25,307
Service Cost	—	—	453	513
Interest Cost	4,665	4,882	1,093	1,134
Plan Amendment [3]	—	—	(2,730)	—
Actuarial Losses (Gains)	6,828	2,708	2,052	(1,846)
Employer Benefits Paid [1]	(9,006)	(5,990)	(970)	(800)
Benefit Obligation at End of Year	$110,080	$107,593	$24,206	$24,308
Fair Value of Plan Assets at Beginning of Year	$83,383	$83,858	$—	$—
Actual Return on Plan Assets	12,047	5,031	—	—
Employer Contributions	10,484	484	970	800
Employer Benefits Paid [1]	(9,006)	(5,990)	(970)	(800)
Fair Value of Plan Assets at End of Year	$96,908	$83,383	$—	$—
Funded Status at End of Year [2]	$(13,172)	$(24,210)	$(24,206)	$(24,308)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.5 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

[3]	For certain retirees, medical premiums were changed to a full retiree rate instead of a blended rate.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2017 and 2016.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(32,730)	$(33,954)	$3,143	$4,647
Net Prior Service Credit	—	—	1,872	415
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(32,730)	$(33,954)	$5,015	$5,062

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2017, 2016, and 2015.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2017	2016	2015	2017	2016	2015
Service Cost	$—	$—	$—	$453	$513	$621
Interest Cost	4,665	4,882	4,655	1,093	1,134	1,155
Expected Return on Plan Assets	(5,011)	(5,121)	(5,222)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(322)	(322)	(322)
Net Actuarial Losses (Gains) [1]	1,817	1,617	1,713	(435)	(393)	(89)
Net Periodic Benefit Cost	$1,471	$1,378	$1,146	$789	$932	$1,365

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

The estimated net actuarial loss related to the Company’s Pension Plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2018 is approximately $2.0 million. The estimated net actuarial gain and prior service credit related to the Company’s postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2018 is approximately $0.8 million.

Assumptions used to determine the benefit obligations as of December 31, 2017 and 2016 for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Weighted Average Assumptions as of December 31:
Discount Rate	3.90%	4.45%	3.96%	4.57%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.30%	6.50%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2036.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions as of December 31:
Discount Rate	4.45%	4.70%	4.25%	4.57%	4.74%	4.28%
Expected Long-Term Rate of Return on Plan Assets	5.75%	6.00%	6.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.50%	6.70%	7.00%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

A one percent change in the health care cost trend rate assumption (with all other assumptions remaining constant) would have impacted the service and interest cost components of the net periodic postretirement benefit cost and the postretirement benefit obligation as of and for the year ended December 31, 2017 as follows:

(dollars in thousands)	One Percent Increase	One Percent Decrease
Effect on the Total of Service and Interest Cost Component of Net Periodic Postretirement Benefit Cost	$99	$(88)
Effect on the Postretirement Benefit Obligation	1,020	(1,022)

The Company expects to contribute $0.5 million to the Pension Plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2018.

As of December 31, 2017, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2018	$6,629	$886
2019	6,812	926
2020	6,944	995
2021	7,070	1,074
2022	7,095	1,181
Years 2023-2027	35,416	7,619

Retirement Plan Assets

The Company’s overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan’s termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 36% MSCI USA IMI Index, 24% MSCI ACWI ex-US Index, and 40% Barclays Capital Aggregate Bond Index.

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

The fair values of the Retirement Plan assets as of December 31, 2017 and 2016 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2017	Total as of Dec. 31, 2016
Cash	$2,156	$—	$—	$2,156	$1,898
Equity Securities – Mutual Funds:
Large-Cap	1,748	—	—	1,748	—
Mixed-Cap	29,459	—	—	29,459	29,593
International	24,539	—	—	24,539	18,040
Emerging Market	2,305	—	—	2,305	2,043
Fixed Income Securities – Mutual Funds	36,701	—	—	36,701	31,809
Total	$96,908	$—	$—	$96,908	$83,383

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company’s employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent’s common stock at a specified exercise price and, generally, expire 10 years from the date of grant. Stock option grants include incentive and non-qualified stock options whose vesting may be subject to one or more criteria, including employment or achievement of Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent’s common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of one or more criteria, including service period, performance or other conditions as established by the Compensation Committee, such as vesting tied to the Company’s financial performances relative to the peer group or achievement of an absolute financial performance target. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one to four years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2017, total shares authorized under the plans were 2.1 million shares, of which 1.9 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2017, 2016, and 2015, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2017	2016	2015
Compensation Expense	$7,369	$6,787	$7,689
Income Tax Benefit	2,910	2,680	3,036

Restricted Stock

As of December 31, 2017, unrecognized compensation expense related to unvested restricted stock was $9.8 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.83 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2014	263,446	$53.04
Granted	116,331	57.31
Vested	(108,949)	52.47	$5,759
Forfeited	(2,015)	54.17
Unvested as of December 31, 2015	268,813	$55.92
Granted	121,495	64.40
Vested	(105,891)	53.46	$5,661
Forfeited	(13,894)	58.14
Unvested as of December 31, 2016	270,523	$60.58
Granted	124,460	84.53
Vested	(52,822)	60.06	$4,493
Forfeited	(22,058)	69.46
Unvested as of December 31, 2017 [1]	320,103	$69.36

1 As of December 31, 2017, 31,397 shares were unvested from service-based grants.

Restricted Stock Units

There were no RSUs granted during 2017. During 2016, and 2015, the Company granted RSUs payable solely in cash. The RSUs vest over periods ranging from three to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. Total recognized compensation expense related to the RSUs was $3.4 million, $5.9 million, and $3.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2014	105,405	$55.17
Granted	61,751	56.68
Vested	(31,651)	55.17	$1,940
Balance as of December 31, 2015	135,505	$55.86
Granted	58,541	63.92
Vested	(31,660)	55.17	$1,897
Forfeited	(7,554)	56.08
Balance as of December 31, 2016	154,832	$59.04
Vested	(29,281)	58.74	$2,516
Forfeited	(9,062)	60.17
Balance as of December 31, 2017	116,489	$60.22

Stock Options

There were no stock options granted for the years ended December 31, 2017, 2016, and 2015. All stock options granted were fully vested prior to December 31, 2015. The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2017	478,889	$45.14
Exercised	(166,838)	44.96
Forfeited	(8,499)	44.38
Stock Options Outstanding as of December 31, 2017	303,552	45.26	4.0	$12,277
Stock Options Vested and Exercisable as of December 31, 2017	303,552	45.26	4.0	12,277

The following summarizes certain stock option activity of the Company for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	2017	2016	2015
Intrinsic Value of Stock Options Exercised	$5,991	$1,990	$2,754
Cash Received from Stock Options Exercised	7,502	3,546	9,704
Tax Benefits Realized from Stock Options Exercised	2,003	384	330

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows:

(dollars in thousands)	2017	2016	2015
Current:
Federal	$73,176	$69,061	$73,278
State	6,039	1,885	3,737
Total Current	79,215	70,946	77,015
Deferred:
Federal	5,042	6,947	(6,801)
State	(865)	240	284
Total Deferred	4,177	7,187	(6,517)
Provision for Income Taxes	$83,392	$78,133	$70,498

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of unrealized gains and losses related to investment securities transferred to held-to-maturity, the minimum pension liability adjustment, and tax benefits related to stock options are recorded directly to consolidated shareholders’ equity. The net tax benefit recorded directly to consolidated shareholders’ equity was $0.5 million and $7.9 million for the year ended December 31, 2017 and December 31, 2016, respectively. The net tax charge recorded directly to consolidated shareholders’ equity was $1.0 million for the year ended December 31, 2015.

Deferred Tax Liabilities and Assets

As of December 31, 2017 and 2016, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2017	2016
Deferred Tax Liabilities:
Accrued Pension Cost	$(11,245)	$(13,292)
Federal Home Loan Bank Stock	(3,408)	(5,088)
Lease Transactions	(57,458)	(87,454)
Energy Tax Credits	(8,821)	(10,476)
Investment in Variable Interest Entities	(3,407)	(1,883)
Deferred Loan Fees	(6,903)	(9,088)
Originated Mortgage Servicing Rights	(6,646)	(9,588)
Other	(1,883)	(691)
Gross Deferred Tax Liabilities	(99,771)	(137,560)
Deferred Tax Assets:
Accelerated Depreciation	1,844	6,027
Allowance for Loan Losses	30,148	43,705
Minimum Pension Liability	12,114	18,852
Accrued Expenses	9,937	18,693
Postretirement Benefit Obligations	8,595	12,900
Capital Lease Expenses	2,168	3,235
Restricted Stock	6,223	7,955
Net Unrealized Losses on Investments Securities	3,059	3,271
Deductible State and Local Taxes	2,461	3,956
Other	5,183	7,596
Gross Deferred Tax Assets Before Valuation Allowance	81,732	126,190
Valuation Allowance	(955)	(3,655)
Gross Deferred Tax Assets After Valuation Allowance	80,777	122,535
Net Deferred Tax Liabilities	$(18,994)	$(15,025)

Accounting Standards Codification (ASC) 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Since the Tax Cuts and Jobs Act was enacted on December, 22 2017, the Company revalued and adjusted its deferred taxes by recording an additional $3.6 million tax expense in December 2017. The Company’s deferred tax balances as of December 31, 2017 are based on the 21% federal tax rate which is expected to be in effect during the periods in which the temporary differences reverse, while deferred tax balances as of December 31, 2016 are based on the 35% federal tax rate.

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2017, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	1.50	0.60	1.23
Tax Reserve Adjustments	0.09	(0.18)	0.38
Low-Income Housing Investments	(1.18)	(0.69)	(0.78)
Investment Tax Credits	(1.03)	(0.85)	(0.89)
Bank-Owned Life Insurance	(0.85)	(0.88)	(1.06)
Tax-Exempt Income	(2.57)	(2.71)	(3.03)
Excess Tax Benefits - Stock Compensation	(0.83)	—	—
Deferred Tax Adjustment for Tax Rate Change	1.25	—	—
Other	(0.27)	(0.19)	(0.36)
Effective Tax Rate	31.11%	30.10%	30.49%

The Tax Cuts and Jobs Act changed the corporate tax rate from 35% to 21%, effective January 1, 2018.  The impact on deferred tax assets and liabilities was recognized as an additional income tax expense of $3.6 million in the fourth quarter of 2017, when the act was signed into law.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	2017	2016	2015
Unrecognized Tax Benefits at Beginning of Year	$6,574	$11,602	$12,229
Gross Increases, Related to Tax Positions Taken in a Prior Period	273	145	398
Gross Decreases, Related to Tax Positions Taken in a Prior Period	—	(230)	(98)
Gross Increases, Related to Current Period Tax Positions	1,124	395	573
Settlement with Taxing Authority	—	(1,002)	—
Lapse of Statute of Limitations	(2,679)	(4,336)	(1,500)
Unrecognized Tax Benefits at End of Year	$5,292	$6,574	$11,602

As of December 31, 2017 and 2016, $5.3 million and $5.8 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2017.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2017, 2016, and 2015, the Company recorded a net tax benefit of $0.1 million, and $1.1 million, and a net tax provision of less than $0.1 million, respectively, for interest and penalties. As of December 31, 2017 and 2016, the Company had accrued $0.9 million and $1.0 million, respectively, for the payment of possible interest and penalties.

The federal tax returns for 2014 through 2016 remain subject to examination. The Company's State of Hawaii income tax returns for 2014 through 2016 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$35,422	$789	$55,223	$1,067
Forward Commitments	45,143	(56)	104,962	847
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	374,670	(1,331)	357,441	1,381
Pay Fixed/Receive Variable Swaps	374,670	1,436	357,441	(1,395)
Foreign Exchange Contracts	54,332	(13)	38,172	(757)

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$789	$—	$1,236	$169
Forward Commitments	14	70	873	26
Interest Rate Swap Agreements	9,583	9,478	11,569	11,583
Foreign Exchange Contracts	132	145	53	810
Total	$10,518	$9,693	$13,731	$12,588

1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2017	2016	2015
Interest Rate Lock Commitments	Mortgage Banking	$5,643	$7,834	$2,779
Forward Commitments	Mortgage Banking	(1,275)	1,741	27
Interest Rate Swap Agreements	Other Noninterest Income	698	2,987	1,085
Foreign Exchange Contracts	Other Noninterest Income	3,296	2,962	2,783
Total		$8,362	$15,524	$6,674

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

As of December 31, 2017 and 2016, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company’s interest rate swap agreements with financial institution counterparties may contain credit-risk-related contingent features tied to a specified credit rating of the Company.  Under these provisions, should the Company’s specified rating fall below a particular level (e.g., investment grade), or if the Company no longer obtains the specified rating, the counterparty may require the Company to pledge collateral on an immediate and ongoing basis (subject to the requirement that such swaps are in a net liability position beyond the level specified in the contract), or require immediate settlement of the swap agreement.  Other credit-risk-related contingent features may also allow the counterparty to require immediate settlement of the swap agreement if the Company fails to maintain a specified minimum level of capitalization.

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

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively results in any derivative cleared through the clearinghouses to have a fair value that approximates zero on a daily basis. During the second quarter of 2017, the Company executed its first swap agreements cleared through the clearinghouses. As of December 31, 2017, the application of the rule change reduced the swap agreement liability by $0.1 million, as reflected in the table above. Going forward, the Company expects most of the swap agreements executed with third party financial institutions will be required to be cleared through the clearinghouses. The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of December 31, 2017, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $71.7 million and $66.6 million as of December 31, 2017 and 2016, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2017, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$13,647
2019	2,893
2020	51
2021	27
2022	33
Thereafter	802
Total Unfunded Commitments	$17,453

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2017, 2016, and 2015.

(dollars in thousands)	2017	2016	2015
Effective Yield Method
Tax credits and other tax benefits recognized	$13,569	$13,996	$13,448
Amortization Expense in Provision for Income Taxes	8,373	7,886	7,735

Proportional Amortization Method
Tax credits and other tax benefits recognized	$1,040	$—	$—
Amortization Expense in Provision for Income Taxes	800	—	—

There were no impairment losses related to LIHTC investments for the years ended December 31, 2017, 2016, and 2015.

Note 19. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net liability positions with its financial institution counterparties totaling $3.2 million and $5.5 million as of December 31, 2017 and 2016, respectively. See Note 17 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2017 and 2016, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$110,392	$202,484	$312,876
Debt Securities Issued by States and Political Subdivisions	1,200	2,590	—	—	3,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,503	—	18,793	80,960	101,256
Residential - U.S. Government-Sponsored Enterprises	—	—	20,815	66,556	87,371
Total	$2,703	$2,590	$150,000	$350,000	$505,293

December 31, 2016
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$200,000	$104,681	$304,681
Debt Securities Issued by States and Political Subdivisions	22,050	590	—	—	22,640
Mortgage-Backed Securities:
Residential - Government Agencies	738	—	—	97,281	98,019
Residential - U.S. Government-Sponsored Enterprises	—	—	—	98,038	98,038
Total	$22,788	$590	$200,000	$300,000	$523,378

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2017 and 2016. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,453	$—	$5,453	$4,017	$—	$1,436

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,017	—	4,017	4,017	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
Total Repurchase Agreements	$505,293	$—	$505,293	$—	$505,293	$—

December 31, 2016
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,094	$—	$5,094	$5,094	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,489	—	6,489	5,094	500	895

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	23,378	—	23,378	—	23,378	—
Total Repurchase Agreements	$523,378	$—	$523,378	$—	$523,378	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, the fair value of investment securities pledged was $3.5 million as of December 31, 2017. For repurchase agreements with private institutions, the fair value of investment securities pledged was $563.3 million and $559.3 million as of December 31, 2017 and 2016, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $6.9 million and $28.9 million as of December 31, 2017 and 2016, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2017 were as follows:

(dollars in thousands)	December 31, 2017
Unfunded Commitments to Extend Credit	$2,780,724
Standby Letters of Credit	60,519
Commercial Letters of Credit	18,036
Total	$2,859,279

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $39.8 million secured certain specifically identified standby letters of credit as of December 31, 2017. As of December 31, 2017, the standby and commercial letters of credit had remaining terms ranging from 1 to 24 months.

Lease Commitments

A portion of the Company’s headquarters’ building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2033. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2017, 2016, and 2015 were as follows:

(dollars in thousands)	2017	2016	2015
Minimum Rentals	$18,331	$18,377	$18,826
Sublease Rental Income	(7,056)	(6,551)	(6,212)
Total	$11,275	$11,826	$12,614

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2017:

(dollars in thousands)	Capital Leases	Operating Leases
2018	$825	$12,521
2019	825	10,756
2020	825	10,111
2021	825	9,300
2022	825	8,959
Thereafter	24,755	97,836
Total Future Minimum Lease Payments	28,880	$149,483
Amounts Representing Interest	(18,164)
Present Value of Net Future Minimum Lease Payments	$10,716

Minimum future rental income receivable under non-cancelable subleases was $13.2 million as of December 31, 2017.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the “Agreements”), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2017, management believes that the Company’s indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 Investment Securities and Note 17 Derivative Financial Instruments for more information.

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to  customers. Additionally, on January 20, 2017, another purported class action lawsuit was filed by a Bank customer alleging Bank of Hawaii’s practice of assessing a continuous negative balance overdraft fee on accounts remaining in a negative balance for extended periods of time beyond the date of the initial overdraft constituted a usurious interest charge and a breach of contract with the customer.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2017, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2017, the Company repurchased one residential mortgage loan with an aggregate unpaid principal balance totaling $0.2 million as a result of the representation and warranty provisions contained in these contracts. This loan was delinquent as to principal and interest at the time of repurchase, however, no losses were incurred related to this repurchase. As of December 31, 2017, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2017, the Company had no repurchase requests related to loan servicing activities. As of December 31, 2017, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2017, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2017, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value. As of December 31, 2017 and 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2017 and 2016, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$538	$425,392	$—	$425,930
Debt Securities Issued by States and Political Subdivisions	—	627,019	—	627,019
Debt Securities Issued by Corporations	—	266,111	—	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	—	235,360	—	235,360
Residential - U.S. Government-Sponsored Enterprises	—	609,812	—	609,812
Commercial - Government Agencies	—	68,747	—	68,747
Total Mortgage-Backed Securities	—	913,919	—	913,919
Total Investment Securities Available-for-Sale	538	2,232,441	—	2,232,979
Loans Held for Sale	—	19,231	—	19,231
Mortgage Servicing Rights	—	—	1,454	1,454
Other Assets	29,230	—	—	29,230
Derivatives [1]	—	146	10,372	10,518
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017	$29,768	$2,251,818	$11,826	$2,293,412

Liabilities:
Derivatives [1]	$—	$215	$9,478	$9,693
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017	$—	$215	$9,478	$9,693

December 31, 2016
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$539	$408,176	$—	$408,715
Debt Securities Issued by States and Political Subdivisions	—	671,799	—	671,799
Debt Securities Issued by Corporations	—	269,179	—	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	—	243,844	—	243,844
Residential - U.S. Government-Sponsored Enterprises	—	506,987	—	506,987
Commercial - Government Agencies	—	85,517	—	85,517
Total Mortgage-Backed Securities	—	836,348	—	836,348
Total Investment Securities Available-for-Sale	539	2,185,502	—	2,186,041
Loans Held for Sale	—	62,499	—	62,499
Mortgage Servicing Rights	—	—	1,655	1,655
Other Assets	21,952	—	—	21,952
Derivatives [1]	—	926	12,805	13,731
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2016	$22,491	$2,248,927	$14,460	$2,285,878

Liabilities:
Derivatives [1]	$—	$836	$11,752	$12,588
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016	$—	$836	$11,752	$12,588
1     The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(201)	5,648
Transfers to Loans Held for Sale	—	(5,921)
Variation Margin Payments	—	114
Balance as of December 31, 2017	$1,454	$894
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2017	$—	$894

Year Ended December 31, 2016
Balance as of January 1, 2016	$1,970	$240
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(315)	7,850
Transfers to Loans Held for Sale	—	(7,037)
Balance as of December 31, 2016	$1,655	$1,053
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2016	$—	$1,053

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2017	2016	2017	2016
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.50%	8.13%	$28,170	$26,803
		Discount Rate [2]	8.87%	9.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	93.25%	92.26%	$789	$1,067
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.10%	0.13%	$105	$(14)
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

The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company’s Treasury Division enters observable and unobservable inputs into the model to arrive at an estimated fair value.  To assess the reasonableness of the fair value measurement, the Treasury Division performs a back-test by comparing the model to historical prepayment data.  The Treasury Division also compares the fair value of the Company’s mortgage servicing rights to a value calculated by an independent third party.  Discussions are held with members from the Treasury, Mortgage Banking, and Controllers Divisions, along with the independent third party to discuss and reconcile the fair value estimates and key assumptions used by the respective parties in arriving at those estimates.  A subcommittee of the Company’s Asset/Liability Management Committee is responsible for providing oversight over the valuation methodology and key assumptions.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the years ended December 31, 2017 and 2016, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2017 and 2016.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2017
Loans Held for Sale	$19,231	$18,854	$377

December 31, 2016
Loans Held for Sale	$62,499	$61,782	$717

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the years ended December 31, 2017 and 2016, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

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

Loans

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers for the same remaining maturities.  Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2017 and 2016. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,928,170	$3,894,121	$373,640	$3,520,481	$—
Loans [1]	9,436,506	9,519,369	—	—	9,519,369

Financial Instruments – Liabilities
Time Deposits	1,688,092	1,679,684	—	1,679,684	—
Securities Sold Under Agreements to Repurchase	505,293	505,278	—	505,278	—
Other Debt [2]	250,000	248,520	—	248,520	—

December 31, 2016
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,832,997	$3,827,527	$530,940	$3,296,587	$—
Loans [1]	8,583,726	8,743,191	—	—	8,743,191

Financial Instruments – Liabilities
Time Deposits	1,217,707	1,213,705	—	1,213,705	—
Securities Sold Under Agreements to Repurchase	523,378	523,374	—	523,374	—
Other Debt [2]	257,153	256,718	—	256,718	—

[1]	Net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Note 22.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Income
Dividends from Bank of Hawaii	$130,000	$120,000	$115,000
Investment Securities Gains (Losses), Net	12,027	(340)	9,870
Other Income	204	279	973
Total Income	142,231	119,939	125,843
Noninterest Expense
Intercompany Salaries and Services	720	705	651
Other Expenses	1,401	1,392	2,325
Total Noninterest Expense	2,121	2,097	2,976
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	140,110	117,842	122,867
Income Tax Benefit (Expense)	(3,557)	2,137	(1,670)
Equity in Undistributed Income of Subsidiaries	48,119	61,482	39,507
Net Income	$184,672	$181,461	$160,704
Comprehensive Income	$183,863	$171,112	$163,833

Condensed Statements of Condition

(dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Cash with Bank of Hawaii	$49,669	$51,915
Investment Securities Held-to-Maturity	4,986	4,973
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	2,567	2,071
Other Assets	8,233	7,744
Equity in Net Assets of Subsidiaries	1,161,037	1,095,077
Total Assets	$1,240,621	$1,175,909

Liabilities
Income Taxes Payable	$517	$6,273
Other Liabilities	8,236	8,099
Total Liabilities	8,753	14,372
Shareholders' Equity	1,231,868	1,161,537
Total Liabilities and Shareholders' Equity	$1,240,621	$1,175,909

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Operating Activities
Net Income	$184,672	$181,461	$160,704
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	573	558	639
Net (Gains) Losses on Sales of Investment Securities	(12,027)	340	(9,870)
Equity in Undistributed Income of Subsidiaries	(48,119)	(61,482)	(39,507)
Net Change in Other Assets and Other Liabilities	(6,477)	1,508	(481)
Net Cash Provided by Operating Activities	118,622	122,385	111,485

Investing Activities
Capital Distribution from BOHC Investment Fund LLC	613	—	—
Capital Contributions to the Bank	(12,467)	—	(10,179)
Proceeds from (Expenses related to) Sales of Investment Securities	12,027	(340)	9,870
Net Cash Provided by (Used in) Investing Activities	173	(340)	(309)

Financing Activities
Proceeds from Issuance of Common Stock	13,101	9,079	15,364
Repurchase of Common Stock	(47,076)	(61,807)	(52,981)
Cash Dividends Paid	(87,066)	(81,157)	(78,367)
Net Cash Used in Financing Activities	(121,041)	(133,885)	(115,984)

Net Change in Cash and Cash Equivalents	(2,246)	(11,840)	(4,808)
Cash and Cash Equivalents at Beginning of Period	51,915	63,755	68,563
Cash and Cash Equivalents at End of Period	$49,669	$51,915	$63,755

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Honolulu, Hawaii
February 28, 2018

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2018 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2018 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2018 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2018 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2018 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Condition – December 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016, and 2015

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
10.10
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11
Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24
Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)

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

Date:	February 28, 2018	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 28, 2018

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Michael J. Chun	/s/ Clinton R. Churchill
Michael J. Chun, Director	Clinton R. Churchill, Director
/s/ Robert Huret	/s/ Kent T. Lucien
Robert Huret, Director	Kent T. Lucien, Director and Chief Strategy Officer
/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director
/s/ Barbara J. Tanabe	/s/ Raymond P. Vara, Jr.
Barbara J. Tanabe, Director	Raymond P. Vara, Jr., Director
/s/ Robert W. Wo	/s/ Dean Y. Shigemura
Robert W. Wo, Director	Dean Y. Shigemura, Chief Financial Officer
/s/ Brent T. Flygar
Brent T. Flygar, Principal Accounting Officer