Form 10-Q
period 2018-03-31
BANK OF HAWAII CORP
filed 2018-04-23
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
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
Yes ☐  No ☒

As of April 17, 2018, there were 42,267,067 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2018	2017
Interest Income
Interest and Fees on Loans and Leases	$97,634	$87,937
Income on Investment Securities
Available-for-Sale	12,141	11,084
Held-to-Maturity	21,296	19,706
Deposits	18	5
Funds Sold	757	890
Other	300	230
Total Interest Income	132,146	119,852
Interest Expense
Deposits	7,581	3,691
Securities Sold Under Agreements to Repurchase	4,564	5,185
Funds Purchased	53	3
Short-Term Borrowings	16	—
Other Debt	976	1,101
Total Interest Expense	13,190	9,980
Net Interest Income	118,956	109,872
Provision for Credit Losses	4,125	4,400
Net Interest Income After Provision for Credit Losses	114,831	105,472
Noninterest Income
Trust and Asset Management	11,181	11,479
Mortgage Banking	2,145	3,300
Service Charges on Deposit Accounts	7,129	8,325
Fees, Exchange, and Other Service Charges	14,333	13,332
Investment Securities Gains (Losses), Net	(666)	12,133
Annuity and Insurance	1,206	1,995
Bank-Owned Life Insurance	1,842	1,497
Other	6,865	3,855
Total Noninterest Income	44,035	55,916
Noninterest Expense
Salaries and Benefits	54,422	51,165
Net Occupancy	8,534	8,168
Net Equipment	5,527	5,501
Data Processing	3,891	3,410
Professional Fees	2,773	2,779
FDIC Insurance	2,157	2,209
Other	17,080	15,336
Total Noninterest Expense	94,384	88,568
Income Before Provision for Income Taxes	64,482	72,820
Provision for Income Taxes	10,442	21,644
Net Income	$54,040	$51,176
Basic Earnings Per Share	$1.29	$1.21
Diluted Earnings Per Share	$1.28	$1.20
Dividends Declared Per Share	$0.52	$0.50
Basic Weighted Average Shares	42,038,573	42,406,006
Diluted Weighted Average Shares	42,358,425	42,749,866

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net Income	$54,040	$51,176
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(9,121)	4,894
Defined Benefit Plans	216	146
Total Other Comprehensive Income (Loss)	(8,905)	5,040
Comprehensive Income	$45,135	$56,216

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Interest-Bearing Deposits in Other Banks	$2,589	$3,421
Funds Sold	387,766	181,413
Investment Securities
Available-for-Sale	2,184,187	2,232,979
Held-to-Maturity (Fair Value of $3,711,149 and $3,894,121)	3,789,092	3,928,170
Loans Held for Sale	23,548	19,231
Loans and Leases	9,916,628	9,796,947
Allowance for Loan and Lease Losses	(107,938)	(107,346)
Net Loans and Leases	9,808,690	9,689,601
Total Earning Assets	16,195,872	16,054,815
Cash and Due From Banks	174,871	263,017
Premises and Equipment, Net	137,201	130,926
Accrued Interest Receivable	52,941	50,485
Foreclosed Real Estate	2,768	1,040
Mortgage Servicing Rights	24,493	24,622
Goodwill	31,517	31,517
Bank-Owned Life Insurance	280,537	280,034
Other Assets	235,830	252,596
Total Assets	$17,136,030	$17,089,052

Liabilities
Deposits
Noninterest-Bearing Demand	$4,759,777	$4,724,300
Interest-Bearing Demand	3,028,373	3,082,563
Savings	5,397,291	5,389,013
Time	1,771,692	1,688,092
Total Deposits	14,957,133	14,883,968
Securities Sold Under Agreements to Repurchase	505,293	505,293
Other Debt	235,699	260,716
Retirement Benefits Payable	37,046	37,312
Accrued Interest Payable	8,229	6,946
Taxes Payable and Deferred Taxes	29,557	24,009
Other Liabilities	121,880	138,940
Total Liabilities	15,894,837	15,857,184
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2018 - 58,051,646 / 42,314,414 and December 31, 2017 - 57,959,074 / 42,401,443)	577	576
Capital Surplus	563,598	561,161
Accumulated Other Comprehensive Loss	(51,097)	(34,715)
Retained Earnings	1,551,900	1,512,218
Treasury Stock, at Cost (Shares: March 31, 2018 - 15,737,232 and December 31, 2017 - 15,557,631)	(823,785)	(807,372)
Total Shareholders’ Equity	1,241,193	1,231,868
Total Liabilities and Shareholders’ Equity	$17,136,030	$17,089,052
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	54,040	—	54,040
Other Comprehensive Loss	—	—	—	(8,905)	—	—	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	1,867	—	—	—	1,867
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	121,299	1	570	—	252	1,128	1,951
Common Stock Repurchased	(208,328)	—	—	—	—	(17,541)	(17,541)
Cash Dividends Declared ($0.52 per share)	—	—	—	—	(22,087)	—	(22,087)
Balance as of March 31, 2018	42,314,414	$577	$563,598	$(51,097)	$1,551,900	$(823,785)	$1,241,193

Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	51,176	—	51,176
Other Comprehensive Income	—	—	—	5,040	—	—	5,040
Share-Based Compensation	—	—	1,735	—	—	—	1,735
Common Stock Issued under Purchase and Equity Compensation Plans and Related Tax Benefits	235,803	—	535	—	(702)	6,744	6,577
Common Stock Repurchased	(135,749)	—	—	—	—	(11,509)	(11,509)
Cash Dividends Declared ($0.50 per share)	—	—	—	—	(21,419)	—	(21,419)
Balance as of March 31, 2017	42,736,032	$576	$553,898	$(28,866)	$1,444,495	$(776,966)	$1,193,137
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Operating Activities
Net Income	$54,040	$51,176
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,125	4,400
Depreciation and Amortization	3,339	3,280
Amortization of Deferred Loan and Lease Fees	(151)	(427)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	8,966	10,130
Share-Based Compensation	1,867	1,735
Benefit Plan Contributions	(375)	(334)
Deferred Income Taxes	(138)	9,161
Net Gains on Sales of Loans and Leases	(573)	(2,168)
Net Losses (Gains) on Sales of Investment Securities	666	(12,133)
Proceeds from Sales of Loans Held for Sale	66,003	68,884
Originations of Loans Held for Sale	(70,290)	(73,983)
Net Tax Benefits from Share-Based Compensation	767	1,900
Net Change in Other Assets and Other Liabilities	6,632	(19,942)
Net Cash Provided by Operating Activities	74,878	41,679

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	89,399	94,028
Purchases	(59,160)	(234,979)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	195,199	161,465
Purchases	(59,598)	(181,048)
Net Change in Loans and Leases	(124,225)	(198,531)
Proceeds from Sales of Loans	—	79,169
Premises and Equipment, Net	(9,614)	(4,640)
Net Cash Provided by (Used in) Investing Activities	32,001	(284,536)

Financing Activities
Net Change in Deposits	73,165	156,293
Net Change in Short-Term Borrowings	—	(23,086)
Repayments of Long-Term Debt	(25,000)	—
Proceeds from Issuance of Common Stock	1,959	6,494
Repurchase of Common Stock	(17,541)	(11,509)
Cash Dividends Paid	(22,087)	(21,419)
Net Cash Provided by Financing Activities	10,496	106,773

Net Change in Cash and Cash Equivalents	117,375	(136,084)
Cash and Cash Equivalents at Beginning of Period	447,851	879,607
Cash and Cash Equivalents at End of Period	$565,226	$743,523
Supplemental Information
Cash Paid for Interest	$11,908	$8,905
Cash Paid for Income Taxes	961	1,822
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	1,728	843
Transfers from Loans to Loans Held for Sale	—	30,477

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Unfunded commitments to fund these low-income housing partnerships were $15.0 million and $17.5 million as of March 31, 2018 and December 31, 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $86.3 million and $87.6 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated statements of condition.

Tax Cuts and Jobs Act

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $3.6 million. An additional $0.1 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. In addition, during the first quarter of 2018, the Company recorded a $2.0 million basis adjustment on its low income housing partnership investments, which consequently reduced income tax expense by the same amount. The final impact of the Tax Act may differ from these estimates as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.

Accounting Standards Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the

Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. The Company also determined that certain costs related to ATMs should be recorded as an expense rather than a reduction of revenue. This change did not have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card costs and the ATM costs reclassifications noted above. See Note 15 Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The Company adopted ASU No. 2016-15 on January 1, 2018. ASU No. 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and utilized the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected.  ASU No. 2018-02 is effective for the Company's reporting period beginning on January 1, 2019; early adoption is permitted. The Company elected to early adopt ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $7.5 million, with zero net effect on total shareholders’ equity. The Company utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has obtained new software to aid in the transition to the new leasing guidance.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team continues to evaluate and validate data resources and different loss methodologies. The Company has also engaged an outside consultant to assist with the methodology review and validation, as well as other key aspects of implementing the standard. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Interest-Bearing Deposits in Other Banks	$2,589	$3,421
Funds Sold	387,766	181,413
Cash and Due From Banks	174,871	263,017
Total Cash and Cash Equivalents	$565,226	$447,851

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$438,951	$1,363	$(1,904)	$438,410
Debt Securities Issued by States and Political Subdivisions	606,507	7,119	(1,622)	612,004
Debt Securities Issued by Corporations	252,997	69	(2,000)	251,066
Mortgage-Backed Securities:
Residential - Government Agencies	220,935	2,710	(1,104)	222,541
Residential - U.S. Government-Sponsored Enterprises	610,668	485	(17,058)	594,095
Commercial - Government Agencies	70,351	—	(4,280)	66,071
Total Mortgage-Backed Securities	901,954	3,195	(22,442)	882,707
Total	$2,200,409	$11,746	$(27,968)	$2,184,187
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,703	$—	$(1,906)	$392,797
Debt Securities Issued by States and Political Subdivisions	237,539	7,511	—	245,050
Debt Securities Issued by Corporations	115,590	—	(2,405)	113,185
Mortgage-Backed Securities:
Residential - Government Agencies	2,115,460	6,437	(60,248)	2,061,649
Residential - U.S. Government-Sponsored Enterprises	733,427	321	(22,295)	711,453
Commercial - Government Agencies	192,373	123	(5,481)	187,015
Total Mortgage-Backed Securities	3,041,260	6,881	(88,024)	2,960,117
Total	$3,789,092	$14,392	$(92,335)	$3,711,149

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2018.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$82,510	$82,492
Due After One Year Through Five Years	610,230	609,665
Due After Five Years Through Ten Years	144,294	147,503
Due After Ten Years	23,020	23,945
	860,054	863,605

Debt Securities Issued by Government Agencies	438,401	437,875
Mortgage-Backed Securities:
Residential - Government Agencies	220,935	222,541
Residential - U.S. Government-Sponsored Enterprises	610,668	594,095
Commercial - Government Agencies	70,351	66,071
Total Mortgage-Backed Securities	901,954	882,707
Total	$2,200,409	$2,184,187

Held-to-Maturity:
Due in One Year or Less	$284,876	$284,063
Due After One Year Through Five Years	200,331	200,997
Due After Five Years Through Ten Years	235,187	237,411
Due After Ten Years	27,438	28,561
	747,832	751,032
Mortgage-Backed Securities:
Residential - Government Agencies	2,115,460	2,061,649
Residential - U.S. Government-Sponsored Enterprises	733,427	711,453
Commercial - Government Agencies	192,373	187,015
Total Mortgage-Backed Securities	3,041,260	2,960,117
Total	$3,789,092	$3,711,149

Investment securities with carrying values of $2.5 billion and $2.4 billion as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Gross Gains on Sales of Investment Securities	$—	$12,467
Gross Losses on Sales of Investment Securities	(666)	(334)
Net Gains (Losses) on Sales of Investment Securities	$(666)	$12,133

The losses during    the three months ended March 31, 2018 and 2017 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions which are expensed as incurred.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$198,606	$(1,124)	$122,552	$(780)	$321,158	$(1,904)
Debt Securities Issued by States and Political Subdivisions	211,831	(1,613)	679	(9)	212,510	(1,622)
Debt Securities Issued by Corporations	39,958	(42)	186,038	(1,958)	225,996	(2,000)
Mortgage-Backed Securities:
Residential - Government Agencies	4,782	(38)	19,530	(1,066)	24,312	(1,104)
Residential - U.S. Government-Sponsored Enterprises	400,447	(10,337)	150,143	(6,721)	550,590	(17,058)
Commercial - Government Agencies	—	—	66,071	(4,280)	66,071	(4,280)
Total Mortgage-Backed Securities	405,229	(10,375)	235,744	(12,067)	640,973	(22,442)
Total	$855,624	$(13,154)	$545,013	$(14,814)	$1,400,637	$(27,968)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$273,603	$(807)	$119,195	$(1,099)	$392,798	$(1,906)
Debt Securities Issued by Corporations	56,855	(517)	56,330	(1,888)	113,185	(2,405)
Mortgage-Backed Securities:
Residential - Government Agencies	1,101,266	(27,870)	666,461	(32,378)	1,767,727	(60,248)
Residential - U.S. Government-Sponsored Enterprises	383,734	(9,124)	320,791	(13,171)	704,525	(22,295)
Commercial - Government Agencies	75,948	(677)	79,496	(4,804)	155,444	(5,481)
Total Mortgage-Backed Securities	1,560,948	(37,671)	1,066,748	(50,353)	2,627,696	(88,024)
Total	$1,891,406	$(38,995)	$1,242,273	$(53,340)	$3,133,679	$(92,335)

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$103,842	$(599)	$132,071	$(436)	$235,913	$(1,035)
Debt Securities Issued by States and Political Subdivisions	172,343	(1,032)	734	(10)	173,077	(1,042)
Debt Securities Issued by Corporations	12,985	(15)	192,927	(2,076)	205,912	(2,091)
Mortgage-Backed Securities:
Residential - Government Agencies	11,035	(4)	10,618	(1,033)	21,653	(1,037)
Residential - U.S. Government-Sponsored Enterprises	429,342	(5,720)	150,887	(4,683)	580,229	(10,403)
Commercial - Government Agencies	—	—	68,747	(3,252)	68,747	(3,252)
Total Mortgage-Backed Securities	440,377	(5,724)	230,252	(8,968)	670,629	(14,692)
Total	$729,547	$(7,370)	$555,984	$(11,490)	$1,285,531	$(18,860)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$254,283	$(532)	$89,391	$(919)	$343,674	$(1,451)
Debt Securities Issued by Corporations	25,490	(110)	58,869	(1,481)	84,359	(1,591)
Mortgage-Backed Securities:
Residential - Government Agencies	1,030,472	(12,262)	704,545	(24,785)	1,735,017	(37,047)
Residential - U.S. Government-Sponsored Enterprises	293,530	(3,106)	339,232	(8,149)	632,762	(11,255)
Commercial - Government Agencies	497	(5)	82,288	(3,649)	82,785	(3,654)
Total Mortgage-Backed Securities	1,324,499	(15,373)	1,126,065	(36,583)	2,450,564	(51,956)
Total	$1,604,272	$(16,015)	$1,274,325	$(38,983)	$2,878,597	$(54,998)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2018, which were comprised of 469 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2018 and December 31, 2017, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Taxable	$28,671	$25,767
Non-Taxable	4,766	5,023
Total Interest Income from Investment Securities	$33,437	$30,790

As of March 31, 2018, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $488.4 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 79% were general obligation issuances. As of March 31, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.

As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank Stock	$19,000	$20,000
Federal Reserve Bank Stock	20,745	20,645
Total	$39,745	$40,645

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2018, the conversion ratio was 1.6483.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 86,614 Class B shares (142,766 Class A equivalents) that the Company owns as of March 31, 2018 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,329,096	$1,279,347
Commercial Mortgage	2,097,339	2,103,967
Construction	186,530	202,253
Lease Financing	179,771	180,931
Total Commercial	3,792,736	3,766,498
Consumer
Residential Mortgage	3,505,239	3,466,773
Home Equity	1,601,698	1,585,455
Automobile	558,468	528,474
Other [1]	458,487	449,747
Total Consumer	6,123,892	6,030,449
Total Loans and Leases	$9,916,628	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $0.3 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2018 and 2017.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2018 and 2017.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(206)	(5,782)	(5,988)
Recoveries on Loans and Leases Previously Charged-Off	328	2,127	2,455
Net Loans and Leases Recovered (Charged-Off)	122	(3,655)	(3,533)
Provision for Credit Losses	(1,834)	5,959	4,125
Balance at End of Period	$64,110	$43,828	$107,938
As of March 31, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$59	$3,783	$3,842
Collectively Evaluated for Impairment	64,051	40,045	104,096
Total	$64,110	$43,828	$107,938
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,095	$40,727	$61,822
Collectively Evaluated for Impairment	3,771,641	6,083,165	9,854,806
Total	$3,792,736	$6,123,892	$9,916,628

Three Months Ended March 31, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(174)	(5,530)	(5,704)
Recoveries on Loans and Leases Previously Charged-Off	336	1,759	2,095
Net Loans and Leases Recovered (Charged-Off)	162	(3,771)	(3,609)
Provision for Credit Losses	1,051	3,349	4,400
Balance at End of Period	$66,893	$38,171	$105,064
As of March 31, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$38	$3,912	$3,950
Collectively Evaluated for Impairment	66,855	34,259	101,114
Total	$66,893	$38,171	$105,064
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,902	$39,429	$60,331
Collectively Evaluated for Impairment	3,609,593	5,443,885	9,053,478
Total	$3,630,495	$5,483,314	$9,113,809

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,289,103	$2,041,154	$183,240	$179,401	$3,692,898
Special Mention	22,506	36,431	—	10	58,947
Classified	17,487	19,754	3,290	360	40,891
Total	$1,329,096	$2,097,339	$186,530	$179,771	$3,792,736

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,498,291	$1,597,383	$558,135	$457,702	$6,111,511
Classified	6,948	4,315	333	785	12,381
Total	$3,505,239	$1,601,698	$558,468	$458,487	$6,123,892
Total Recorded Investment in Loans and Leases					$9,916,628

	December 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,234,738	$2,046,745	$198,926	$180,522	$3,660,931
Special Mention	15,394	35,762	6	11	51,173
Classified	29,215	21,460	3,321	398	54,394
Total	$1,279,347	$2,103,967	$202,253	$180,931	$3,766,498

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,457,531	$1,580,917	$527,587	$449,008	$6,015,043
Classified	9,242	4,538	887	739	15,406
Total	$3,466,773	$1,585,455	$528,474	$449,747	$6,030,449
Total Recorded Investment in Loans and Leases					$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2018
Commercial
Commercial and Industrial	$1,611	$301	$—	$986	$2,898	$1,326,198	$1,329,096	$735
Commercial Mortgage	423	—	—	1,367	1,790	2,095,549	2,097,339	801
Construction	—	—	—	—	—	186,530	186,530	—
Lease Financing	—	—	—	—	—	179,771	179,771	—
Total Commercial	2,034	301	—	2,353	4,688	3,788,048	3,792,736	1,536
Consumer
Residential Mortgage	4,325	2,677	2,927	6,725	16,654	3,488,585	3,505,239	790
Home Equity	2,768	1,255	3,013	3,890	10,926	1,590,772	1,601,698	1,036
Automobile	9,172	1,577	333	—	11,082	547,386	558,468	—
Other [1]	2,896	1,587	1,895	—	6,378	452,109	458,487	—
Total Consumer	19,161	7,096	8,168	10,615	45,040	6,078,852	6,123,892	1,826
Total	$21,195	$7,397	$8,168	$12,968	$49,728	$9,866,900	$9,916,628	$3,362

As of December 31, 2017
Commercial
Commercial and Industrial	$4,196	$641	$—	$448	$5,285	$1,274,062	$1,279,347	$313
Commercial Mortgage	187	404	—	1,398	1,989	2,101,978	2,103,967	465
Construction	—	—	—	—	—	202,253	202,253	—
Lease Financing	—	—	—	—	—	180,931	180,931	—
Total Commercial	4,383	1,045	—	1,846	7,274	3,759,224	3,766,498	778
Consumer
Residential Mortgage	7,815	2,008	2,703	9,243	21,769	3,445,004	3,466,773	806
Home Equity	2,532	2,736	1,624	3,991	10,883	1,574,572	1,585,455	1,312
Automobile	11,728	2,232	886	—	14,846	513,628	528,474	—
Other [1]	3,007	1,639	1,934	—	6,580	443,167	449,747	—
Total Consumer	25,082	8,615	7,147	13,234	54,078	5,976,371	6,030,449	2,118
Total	$29,465	$9,660	$7,147	$15,080	$61,352	$9,735,595	$9,796,947	$2,896

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,982	$12,596	$—
Commercial Mortgage	9,498	12,998	—
Construction	1,399	1,399	—
Total Commercial	19,879	26,993	—
Total Impaired Loans with No Related Allowance Recorded	$19,879	$26,993	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$968	$1,659	$34
Commercial Mortgage	248	248	25
Total Commercial	1,216	1,907	59
Consumer
Residential Mortgage	20,399	25,142	3,080
Home Equity	1,953	1,953	276
Automobile	15,627	15,627	337
Other [1]	2,748	2,748	90
Total Consumer	40,727	45,470	3,783
Total Impaired Loans with an Allowance Recorded	$41,943	$47,377	$3,842

Impaired Loans:
Commercial	$21,095	$28,900	$59
Consumer	40,727	45,470	3,783
Total Impaired Loans	$61,822	$74,370	$3,842

December 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,094	$15,747	$—
Commercial Mortgage	8,696	12,196	—
Construction	1,415	1,415	—
Total Commercial	18,205	29,358	—
Total Impaired Loans with No Related Allowance Recorded	$18,205	$29,358	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$811	$811	$21
Commercial Mortgage	1,200	1,200	120
Total Commercial	2,011	2,011	141
Consumer
Residential Mortgage	21,581	26,324	3,118
Home Equity	1,965	1,965	276
Automobile	14,811	14,811	305
Other [1]	2,645	2,645	76
Total Consumer	41,002	45,745	3,775
Total Impaired Loans with an Allowance Recorded	$43,013	$47,756	$3,916

Impaired Loans:
Commercial	$20,216	$31,369	$141
Consumer	41,002	45,745	3,775
Total Impaired Loans	$61,218	$77,114	$3,916
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,538	$113	$9,387	$81
Commercial Mortgage	9,097	87	9,269	85
Construction	1,407	23	1,501	24
Total Commercial	19,042	223	20,157	190
Total Impaired Loans with No Related Allowance Recorded	$19,042	$223	$20,157	$190

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$890	$10	$727	$11
Commercial Mortgage	724	3	354	4
Total Commercial	1,614	13	1,081	15
Consumer
Residential Mortgage	20,990	212	24,987	212
Home Equity	1,959	25	1,512	17
Automobile	15,219	261	10,288	169
Other [1]	2,697	52	2,491	53
Total Consumer	40,865	550	39,278	451
Total Impaired Loans with an Allowance Recorded	$42,479	$563	$40,359	$466

Impaired Loans:
Commercial	$20,656	$236	$21,238	$205
Consumer	40,865	550	39,278	451
Total Impaired Loans	$61,521	$786	$60,516	$656

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2018 and 2017, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three months ended March 31, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $60.2 million and $60.1 million as of March 31, 2018 and December 31, 2017, respectively.  There were $1.3 million and $1.5 million commitments to lend additional funds on loans modified in a TDR as of March 31, 2018 and December 31, 2017, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2018 and 2017.

	Loans Modified as a TDR for the Three Months Ended March 31, 2018			Loans Modified as a TDR for the Three Months Ended March 31, 2017
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$503	$—	5	$3,858	$1
Commercial Mortgage	—	—	—	1	404	—
Total Commercial	1	503	—	6	4,262	1
Consumer
Residential Mortgage	1	112	—	1	98	—
Automobile	98	2,179	47	113	2,303	52
Other [2]	80	547	14	90	643	18
Total Consumer	179	2,838	61	204	3,044	70
Total	180	$3,341	$61	210	$7,306	$71

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2018 and 2017, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$29	2	$148
Commercial Mortgage	1	341	1	404
Total Commercial	2	370	3	552

Consumer
Home Equity	1	236	—	—
Automobile	25	435	11	224
Other [2]	32	215	27	199
Total Consumer	58	886	38	423
Total	60	$1,256	41	$975

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.9 million as of March 31, 2018.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of March 31, 2018 and December 31, 2017.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at Beginning of Period	$1,454	$1,655
Change in Fair Value:
Due to Payoffs	(50)	(69)
Total Changes in Fair Value of Mortgage Servicing Rights	(50)	(69)
Balance at End of Period	$1,404	$1,586

For the three months ended March 31, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at Beginning of Period	$23,168	$22,008
Servicing Rights that Resulted From Asset Transfers	621	1,315
Amortization	(700)	(618)
Balance at End of Period	$23,089	$22,705

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,716	$25,148
End of Period	$28,600	$25,946

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Weighted-Average Constant Prepayment Rate [1]	7.07%	8.50%
Weighted-Average Life (in years)	7.78	7.09
Weighted-Average Note Rate	4.04%	4.04%
Weighted-Average Discount Rate [2]	9.77%	8.87%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2018 and December 31, 2017 is presented in the following table.

(dollars in thousands)	March 31, 2018	December 31, 2017
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(360)	$(332)
Decrease in fair value from 50 bps adverse change	(717)	(657)
Discount Rate
Decrease in fair value from 25 bps adverse change	(314)	(289)
Decrease in fair value from 50 bps adverse change	(621)	(572)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $71.3 million and $71.7 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$11,147
2019	2,893
2020	51
2021	27
2022	33
Thereafter	802
Total Unfunded Commitments	$14,953

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Effective Yield Method
Tax credits and other tax benefits recognized	$3,432	$3,430
Amortization Expense in Provision for Income Taxes	2,078	2,161

Proportional Amortization Method
Tax credits and other tax benefits recognized	$410	$320
Amortization Expense in Provision for Income Taxes	333	253

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2018 and 2017. During the first quarter 2018 the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $0.7 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively. See Note 12 Derivative Financial Instruments for more information.
Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. Effective 2017, these payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively results in any centrally cleared derivative having a fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table at the end of this section. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2018 and December 31, 2017, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$118,227	$193,803	$312,030
Debt Securities Issued by States and Political Subdivisions	1,803	2,690	—	—	4,493
Mortgage-Backed Securities:
Residential - Government Agencies	—	800	55,046	44,868	100,714
Residential - U.S. Government-Sponsored Enterprises	—	—	51,727	36,329	88,056
Total	$1,803	$3,490	$225,000	$275,000	$505,293

December 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$110,392	$202,484	$312,876
Debt Securities Issued by States and Political Subdivisions	1,200	2,590	—	—	3,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,503	—	18,793	80,960	101,256
Residential - U.S. Government-Sponsored Enterprises	—	—	20,815	66,556	87,371
Total	$2,703	$2,590	$150,000	$350,000	$505,293

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2018 and December 31, 2017. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
March 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$10,440	$—	$10,440	$1,898	$770	$7,772

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,898	—	1,898	1,898	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
	$505,293	$—	$505,293	$—	$505,293	$—

December 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,453	$—	$5,453	$4,017	$—	$1,436

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,017	—	4,017	4,017	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
	$505,293	$—	$505,293	$—	$505,293	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, the fair value of investment securities pledged to the institutional counterparties was $0.4 million and $3.5 million as of March 31, 2018 and December 31, 2017, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $546.9 million and $563.3 million as of March 31, 2018 and December 31, 2017, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $6.9 million as of March 31, 2018 and December 31, 2017.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(13,057)	$(3,452)	$(9,605)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	659	175	484
Net Unrealized Gains (Losses) on Investment Securities	(12,398)	(3,277)	(9,121)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	436	116	320
Amortization of Prior Service Credit	(142)	(38)	(104)
Defined Benefit Plans, Net	294	78	216
Other Comprehensive Income (Loss)	$(12,104)	$(3,199)	$(8,905)

Three Months Ended March 31, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$7,580	$2,991	$4,589
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	504	199	305
Net Unrealized Gains (Losses) on Investment Securities	8,084	3,190	4,894
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	323	128	195
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	242	96	146
Other Comprehensive Income (Loss)	$8,326	$3,286	$5,040

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(9,605)	—	—	(9,605)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	484	216	700
Total Other Comprehensive Income (Loss)	(9,605)	484	216	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(11,932)	$(5,697)	$(33,468)	$(51,097)

Three Months Ended March 31, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	4,589	—	—	4,589
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	305	146	451
Total Other Comprehensive Income (Loss)	4,589	305	146	5,040
Balance at End of Period	$5,859	$(5,979)	$(28,746)	$(28,866)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(659)	$(504)	Interest Income
	175	199	Provision for Income Tax
	(484)	(305)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	142	81
Net Actuarial Losses [2]	(436)	(323)
	(294)	(242)	Total Before Tax
	78	96	Provision for Income Tax
	(216)	(146)	Net of Tax

Total Reclassifications for the Period	$(700)	$(451)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Denominator for Basic Earnings Per Share	42,038,573	42,406,006
Dilutive Effect of Equity Based Awards	319,852	343,860
Denominator for Diluted Earnings Per Share	42,358,425	42,749,866

Antidilutive Stock Options and Restricted Stock Outstanding	137	—

Note 10.  Business Segments

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

The provision for income taxes is allocated to business segments using a 26% effective income tax rate. However, the provision for income taxes for our Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Retail Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective income tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 377 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2018 and 2017 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2018
Net Interest Income	$64,397	$42,898	$9,887	$1,774	$118,956
Provision for Credit Losses	3,743	(151)	(60)	593	4,125
Net Interest Income After Provision for Credit Losses	60,654	43,049	9,947	1,181	114,831
Noninterest Income	19,253	5,642	13,670	5,470	44,035
Noninterest Expense	(54,599)	(20,332)	(16,207)	(3,246)	(94,384)
Income Before Provision for Income Taxes	25,308	28,359	7,410	3,405	64,482
Provision for Income Taxes	(6,291)	(6,824)	(1,954)	4,627	(10,442)
Net Income	$19,017	$21,535	$5,456	$8,032	$54,040
Total Assets as of March 31, 2018	$6,041,271	$3,771,678	$332,454	$6,990,627	$17,136,030

Three Months Ended March 31, 2017
Net Interest Income	$65,158	$41,931	$6,650	$(3,867)	$109,872
Provision for Credit Losses	3,801	(188)	(5)	792	4,400
Net Interest Income After Provision for Credit Losses	61,357	42,119	6,655	(4,659)	105,472
Noninterest Income	20,925	5,438	14,549	15,004	55,916
Noninterest Expense	(52,260)	(18,355)	(15,471)	(2,482)	(88,568)
Income Before Provision for Income Taxes	30,022	29,202	5,733	7,863	72,820
Provision for Income Taxes	(10,673)	(10,256)	(2,121)	1,406	(21,644)
Net Income	$19,349	$18,946	$3,612	$9,269	$51,176
Total Assets as of March 31, 2017	$5,438,421	$3,577,524	$288,178	$7,360,092	$16,664,215

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2018 and 2017.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017
Three Months Ended March 31,
Service Cost	$—	$—	$115	$123
Interest Cost	1,041	1,161	235	272
Expected Return on Plan Assets	(1,282)	(1,238)	—	—
Amortization of:
Prior Service Credit	—	—	(142)	(81)
Net Actuarial Losses (Gains)	498	433	(62)	(110)
Net Periodic Benefit Cost	$257	$356	$146	$204

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three months ended March 31, 2018, the Company contributed $0.1 million to the pension plans and $0.3 million to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2018.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$42,643	$937	$35,422	$789
Forward Commitments	56,181	(138)	45,143	(56)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	378,442	(8,932)	374,670	(1,331)
Pay Fixed/Receive Variable Swaps	378,442	8,542	374,670	1,436
Foreign Exchange Contracts	57,877	13	54,332	(13)

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2018 and December 31, 2017:

Derivative Financial Instruments	March 31, 2018		December 31, 2017
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$939	$2	$789	$—
Forward Commitments	22	160	14	70
Interest Rate Swap Agreements	13,068	13,458	9,583	9,478
Foreign Exchange Contracts	135	122	132	145
Total	$14,164	$13,742	$10,518	$9,693

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2018	2017
Interest Rate Lock Commitments	Mortgage Banking	$530	$1,267
Forward Commitments	Mortgage Banking	684	(424)
Interest Rate Swap Agreements	Other Noninterest Income	118	156
Foreign Exchange Contracts	Other Noninterest Income	964	1,050
Total		$2,296	$2,049

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

As of March 31, 2018 and December 31, 2017, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of cash or marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 7 Balance Sheet Offsetting for more information.

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

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively causes any derivative cleared through one of the clearinghouses to have a fair value that approximates zero on a daily basis. During the second quarter of 2017, the Company executed its first swap agreements cleared through one of the clearinghouses. Going forward, the Company expects most of the swap agreements executed with third party financial institutions will be required to be cleared through one of the clearinghouses. The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2018, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Unfunded Commitments to Extend Credit	$2,834,633	$2,780,724
Standby Letters of Credit	61,041	60,519
Commercial Letters of Credit	16,516	18,036
Total Credit Commitments	$2,912,190	$2,859,279

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2018, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the three months ended March 31, 2018, there were four residential mortgage loans repurchased with an aggregate unpaid principal balance of $1.0 million as a result of the representation and warranty provisions contained in these contracts. Three of the loans were delinquent in payment of principal and interest at the time of repurchase, however no material losses were incurred related to these repurchases. As of March 31, 2018, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2018, there were no loans repurchased related to loan servicing activities. As of March 31, 2018, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2018, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

Note 14.  Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of March 31, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2018 and December 31, 2017, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$535	$437,875	$—	$438,410
Debt Securities Issued by States and Political Subdivisions	—	612,004	—	612,004
Debt Securities Issued by Corporations	—	251,066		251,066
Mortgage-Backed Securities:
Residential - Government Agencies	—	222,541	—	222,541
Residential - U.S. Government-Sponsored Enterprises	—	594,095	—	594,095
Commercial - Government Agencies	—	66,071	—	66,071
Total Mortgage-Backed Securities	—	882,707	—	882,707
Total Investment Securities Available-for-Sale	535	2,183,652	—	2,184,187
Loans Held for Sale	—	23,548	—	23,548
Mortgage Servicing Rights	—	—	1,404	1,404
Other Assets	31,106	—	—	31,106
Derivatives [1]	—	157	14,007	14,164
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2018	$31,641	$2,207,357	$15,411	$2,254,409

Liabilities:
Derivatives [1]	$—	$282	$13,460	$13,742
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018	$—	$282	$13,460	$13,742

December 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$538	$425,392	$—	$425,930
Debt Securities Issued by States and Political Subdivisions	—	627,019	—	627,019
Debt Securities Issued by Corporations	—	266,111	—	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	—	235,360	—	235,360
Residential - U.S. Government-Sponsored Enterprises	—	609,812	—	609,812
Commercial - Government Agencies	—	68,747	—	68,747
Total Mortgage-Backed Securities	—	913,919	—	913,919
Total Investment Securities Available-for-Sale	538	2,232,441	—	2,232,979
Loans Held for Sale	—	19,231	—	19,231
Mortgage Servicing Rights	—	—	1,454	1,454
Other Assets	29,230	—	—	29,230
Derivatives [1]	—	146	10,372	10,518
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017	$29,768	$2,251,818	$11,826	$2,293,412

Liabilities:
Derivatives [1]	$—	$215	$9,478	$9,693
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017	$—	$215	$9,478	$9,693

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three months ended March 31, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(50)	537
Transfers to Loans Held for Sale	—	(382)
Variation Margin Payments	—	(502)
Balance as of March 31, 2018	$1,404	$547
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2018	$—	$547

Three Months Ended March 31, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(69)	1,267
Transfers to Loans Held for Sale	—	(1,072)
Balance as of March 31, 2017	$1,586	$1,248
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2017	$—	$1,248

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2018	Dec. 31, 2017
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	7.07%	8.50%	$30,004	$28,170
		Discount Rate [2]	9.77%	8.87%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.81%	93.25%	$937	$789
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.02%	0.10%	$(390)	$105

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will increase the gain or loss.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  For the three months ended March 31, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2018
Loans Held for Sale	$23,548	$23,307	$241

December 31, 2017
Loans Held for Sale	$19,231	$18,854	$377
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2018 and 2017, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,789,092	$3,711,149	$392,798	$3,318,351	$—
Loans [1]	9,553,491	9,485,997	—	—	9,485,997

Financial Instruments - Liabilities
Time Deposits	$1,771,692	$1,758,779	$—	$1,758,779	$—
Securities Sold Under Agreements to Repurchase	505,293	505,271	—	505,271	—
Other Debt [2]	$225,000	$223,027	—	$223,027	$—

December 31, 2017
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,928,170	$3,894,121	$373,640	$3,520,481	$—
Loans [1]	9,436,506	9,519,369	—	—	9,519,369

Financial Instruments - Liabilities
Time Deposits	1,688,092	1,679,684	—	1,679,684	—
Securities Sold Under Agreements to Repurchase	505,293	505,278	—	505,278	—
Other Debt [2]	250,000	248,520	—	248,520	—

[1]
Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion.  The fair value of loans as of December 31, 2017 was measured using an entry price notion.

[2]	Excludes capitalized lease obligations.

Note 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Trust and Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Annuity and Insurance

Annuity and insurance income primarily consists of commissions received on annuity product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailer fees on annuity sales. The majority of the trailer fees relates to variable annuity products and are calculated based on a percentage of market value at period end. Revenue is not recognized until the annuity’s market value can be determined.

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from the Company’s Managed Account Platform Services (MAPS) wealth management product, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the MAPS wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$11,181	$11,479
Service Charges on Deposit Accounts	3,574	4,033
Fees, Exchange, and Other Service Charges	11,593	10,755
Annuity and Insurance	1,144	1,891
Other	2,277	2,096
Noninterest Income (in-scope of Topic 606)	29,769	30,254
Noninterest Income (out-of-scope of Topic 606)	14,266	25,662
Total Noninterest Income	$44,035	$55,916

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the current administration’s review of potential changes to such initiatives; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the first quarter of 2018 due to a continuation of the strong tourism market, active construction industry, low unemployment, and robust real estate market.  For the first two months of 2018, total visitor arrivals increased 7.7% while total visitor spending increased 8.5% compared to the same period in 2017. The Hawaii statewide seasonally-adjusted unemployment rate was 2.1% in March 2018 compared to 4.1% nationally. For the first three months of 2018, the volume of single-family home sales on Oahu decreased 0.4%, while the volume of condominium sales on Oahu increased 0.7% compared with the same period in 2017.  The median price of single-family home sales and condominium sales on Oahu increased 2.0% and 9.0%, respectively, for the first three months of 2018 compared to the same period in 2017. As of March 31, 2018, months of inventory of single-family homes and condominiums on Oahu remained low at 2.1 months and 2.6 months, respectively.

Earnings Summary

Net income for the first quarter of 2018 was $54.0 million, an increase of $2.9 million or 6% compared to the same period in 2017.  Diluted earnings per share was $1.28 for the first quarter of 2018, an increase of $0.08 or 7% compared to the same period in 2017.

Our higher earnings for the first quarter of 2018 were primarily due to the following:

•
The provision for income taxes for the first quarter of 2018 was $10.4 million, a decrease of $11.2 million or 52% compared to the same period in 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Cuts and Jobs Act. The effective tax rate for the first quarter of 2018 was 16.19%, down from 29.72% for the same period in 2017. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the Company’s low income housing investments in the first quarter of 2018.

•
Net interest income for the first quarter of 2018 was $119.0 million, an increase of $9.1 million or 8% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Our net interest margin was 3.00% in the first quarter of 2018, an increase of 11 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields on our commercial loans, home equity loans, and investments portfolio increased. This increase was partially offset by an increase in rates offered on our deposit products.

•
Other noninterest income for the first quarter of 2018 was $6.9 million, an increase of $3.0 million or 78% in the first quarter of 2018 compared to the same period in 2017 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

This increase was partially offset by the following:

•
Investment securities gains (losses), net totaled $(0.7) million in the first quarter of 2018 compared to $12.1 million during the same period in 2017. The net losses in the first quarter of 2018 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions. The net gain in the first quarter of 2017 was primarily due the sale of 90,000 Visa Class B shares.

•	Salaries and benefits for the first quarter of 2018 was $54.4 million, an increase of $3.3 million or 6% compared to the same period in 2017 primarily due to merit and minimum wage increases.

•
Other noninterest expense for the first quarter of 2018 was $17.1 million, an increase of $1.7 million or 11% compared to the same period in 2017 primarily due to a $2.0 million increase in legal reserves.

•	Mortgage banking income for the first quarter of 2018 was $2.1 million, a decrease of $1.2 million or 35% compared to the same period in 2017 primarily due to lower loan sales.
We maintained a strong balance sheet during the first quarter of 2018, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $9.9 billion as of March 31, 2018, an increase of $119.7 million or 1% from December 31, 2017 primarily due to growth in our consumer lending portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $107.9 million as of March 31, 2018, an increase of $0.6 million or 1% from December 31, 2017.  The Allowance represents 1.09% of total loans and leases outstanding as of March 31, 2018 and 1.10% of total loans and leases outstanding as of December 31, 2017. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of March 31, 2018, the total carrying value of our investment securities portfolio was $6.0 billion, a decrease of $187.9 million or 3% compared to December 31, 2017. During the first three months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Fannie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and U.S. Treasury notes. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•
Total deposits were $15.0 billion as of March 31, 2018, an increase of $73.2 million or less than 1% from December 31, 2017 primarily due to an increase in consumer deposits offset by a decrease in commercial, public and other deposits.

•
Total shareholders’ equity was $1.2 billion as of March 31, 2018, an increase of $9.3 million or 1% from December 31, 2017.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2018, we acquired 208,328 shares of our common stock at a total cost of $17.5 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $22.1 million during the first three months of 2018.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2018	2017
For the Period:
Operating Results
Net Interest Income	$118,956	$109,872
Provision for Credit Losses	4,125	4,400
Total Noninterest Income	44,035	55,916
Total Noninterest Expense	94,384	88,568
Net Income	54,040	51,176
Basic Earnings Per Share	1.29	1.21
Diluted Earnings Per Share	1.28	1.20
Dividends Declared Per Share	0.52	0.50

Performance Ratios
Return on Average Assets	1.29%	1.26%
Return on Average Shareholders’ Equity	17.74	17.63
Efficiency Ratio [1]	57.91	53.42
Net Interest Margin [2]	3.00	2.89
Dividend Payout Ratio [3]	40.31	41.32
Average Shareholders’ Equity to Average Assets	7.29	7.16

Average Balances
Average Loans and Leases	$9,803,753	$9,020,351
Average Assets	16,957,430	16,434,606
Average Deposits	14,720,266	14,218,886
Average Shareholders’ Equity	1,235,550	1,177,326

Market Price Per Share of Common Stock
Closing	$83.10	$82.36
High	89.09	90.80
Low	78.40	77.03

	March 31, 2018	December 31, 2017
As of Period End:
Balance Sheet Totals
Loans and Leases	$9,916,628	$9,796,947
Total Assets	17,136,030	17,089,052
Total Deposits	14,957,133	14,883,968
Other Debt	235,699	260,716
Total Shareholders’ Equity	1,241,193	1,231,868

Asset Quality
Non-Performing Assets	$15,736	$16,120
Allowance for Loan and Lease Losses	107,938	107,346
Allowance to Loans and Leases Outstanding	1.09%	1.10%

Capital Ratios
Common Equity Tier 1 Capital Ratio	13.37%	13.24%
Tier 1 Capital Ratio	13.37	13.24
Total Capital Ratio	14.59	14.46
Tier 1 Leverage Ratio	7.46	7.26
Total Shareholders’ Equity to Total Assets	7.24	7.21
Tangible Common Equity to Tangible Assets [4]	7.07	7.04
Tangible Common Equity to Risk-Weighted Assets [4]	12.80	12.84

Non-Financial Data
Full-Time Equivalent Employees	2,138	2,132
Branches	69	69
ATMs	377	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2018	December 31, 2017
Total Shareholders’ Equity	$1,241,193	$1,231,868
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,209,676	$1,200,351

Total Assets	$17,136,030	$17,089,052
Less: Goodwill	31,517	31,517
Tangible Assets	$17,104,513	$17,057,535
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$9,451,647	$9,348,296

Total Shareholders’ Equity to Total Assets	7.24%	7.21%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.07%	7.04%

Tier 1 Capital Ratio	13.37%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.80%	12.84%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.0	$—	2.34%	$3.3	$—	0.57%
Funds Sold	204.7	0.8	1.48	544.1	0.9	0.65
Investment Securities
Available-for-Sale
Taxable	1,595.1	8.9	2.23	1,625.4	7.5	1.87
Non-Taxable	604.7	4.1	2.74	660.7	5.4	3.26
Held-to-Maturity
Taxable	3,631.2	19.8	2.18	3,589.8	18.2	2.03
Non-Taxable	238.0	1.9	3.18	241.8	2.4	3.89
Total Investment Securities	6,069.0	34.7	2.29	6,117.7	33.5	2.19
Loans Held for Sale	14.1	0.1	3.76	30.4	0.3	3.99
Loans and Leases [1]
Commercial and Industrial	1,280.9	11.8	3.73	1,263.7	10.5	3.38
Commercial Mortgage	2,096.4	20.6	3.99	1,881.5	17.5	3.76
Construction	189.4	2.1	4.45	259.1	2.9	4.54
Commercial Lease Financing	179.6	1.0	2.21	208.7	1.1	2.18
Residential Mortgage	3,478.2	33.3	3.83	3,201.7	30.9	3.86
Home Equity	1,595.4	14.6	3.70	1,367.4	12.0	3.56
Automobile	541.5	5.6	4.19	461.7	5.8	5.04
Other [2]	442.4	8.6	7.91	376.6	7.3	7.89
Total Loans and Leases	9,803.8	97.6	4.02	9,020.4	88.0	3.94
Other	40.7	0.3	2.95	40.1	0.2	2.30
Total Earning Assets [3]	16,135.3	133.5	3.33	15,756.0	122.9	3.14
Cash and Due From Banks	228.6			132.2
Other Assets	593.5			546.4
Total Assets	$16,957.4			$16,434.6

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,978.1	$0.8	0.10%	$2,866.4	$0.3	0.04%
Savings	5,366.3	2.1	0.16	5,406.2	1.3	0.09
Time	1,713.5	4.7	1.11	1,313.7	2.1	0.65
Total Interest-Bearing Deposits	10,057.9	7.6	0.31	9,586.3	3.7	0.16
Short-Term Borrowings	19.1	0.1	1.45	9.5	—	0.15
Securities Sold Under Agreements to Repurchase	505.3	4.5	3.61	512.2	5.2	4.05
Other Debt	257.1	1.0	1.54	267.9	1.1	1.66
Total Interest-Bearing Liabilities	10,839.4	13.2	0.49	10,375.9	10.0	0.39
Net Interest Income		$120.3			$112.9
Interest Rate Spread			2.84%			2.75%
Net Interest Margin			3.00%			2.89%
Noninterest-Bearing Demand Deposits	4,662.4			4,632.6
Other Liabilities	220.0			248.8
Shareholders’ Equity	1,235.6			1,177.3
Total Liabilities and Shareholders’ Equity	$16,957.4			$16,434.6

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% for 2018 and 35% for 2017, of $1.3 million for the three months ended March 31, 2018 and $3.1 million for the three months ended March 31, 2017.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2018
	Compared to March 31, 2017
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.8)	$0.7	$(0.1)
Investment Securities
Available-for-Sale
Taxable	—	1.4	1.4
Non-Taxable	(0.5)	(0.8)	(1.3)
Held-to-Maturity
Taxable	0.2	1.4	1.6
Non-Taxable	—	(0.5)	(0.5)
Total Investment Securities	(0.3)	1.5	1.2
Loans Held for Sale	(0.2)	—	(0.2)
Loans and Leases
Commercial and Industrial	0.2	1.1	1.3
Commercial Mortgage	2.0	1.1	3.1
Construction	(0.8)	—	(0.8)
Commercial Lease Financing	(0.1)	—	(0.1)
Residential Mortgage	2.6	(0.2)	2.4
Home Equity	2.1	0.5	2.6
Automobile	0.9	(1.1)	(0.2)
Other [2]	1.3	—	1.3
Total Loans and Leases	8.2	1.4	9.6
Other	—	0.1	0.1
Total Change in Interest Income	6.9	3.7	10.6

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.5	0.5
Savings	—	0.8	0.8
Time	0.8	1.8	2.6
Total Interest-Bearing Deposits	0.8	3.1	3.9
Short-Term Borrowings	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	(0.1)	(0.6)	(0.7)
Other Debt	—	(0.1)	(0.1)
Total Change in Interest Expense	0.7	2.5	3.2

Change in Net Interest Income	$6.2	$1.2	$7.4

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $119.0 million for the first quarter of 2018, an increase of $9.1 million or 8% compared to the same period in 2017. On a taxable-equivalent basis, net interest income was $120.3 million for the first quarter of 2018, an increase of $7.4 million or 7% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.00% for the first quarter of 2018, an increase of 11 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017.
Yields on our earning assets increased by 19 basis points in the first quarter of 2018 compared to the same period in 2017 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yields on our commercial and industrial and commercial mortgage loans increased by 35 basis points and 23 basis points, respectively, due to higher yields on floating rate loans. Yields on our investment securities portfolio increased by 10 basis points primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by an 85 basis point and 3 basis point yield decreases in our automobile and residential mortgage loan portfolios, respectively, primarily due to continued payoff activity of higher-rate loans and the addition of lower-rate loans to both portfolios.

Interest rates paid on our interest-bearing liabilities increased by 10 basis points in the first quarter of 2018 compared to the same period in 2017. Increases to our funding costs are primarily due to higher rates paid on our time deposits, offset by growth in our interest-bearing demand deposits, which generally have lower rates than other funding sources. Interest rates paid on our time deposits increased by 46 basis points for the first three months of 2018 compared to the same period in 2017, a reflection of the higher interest rate environment. The average balance of core deposits increased by $71.8 million or 1% in 2018 compared to 2017. The higher funding costs were partially offset by the lower rates paid on our securities sold under agreements to repurchase. Interest rates paid on our repurchase agreements decreased by 44 basis points for the first three months of 2018 compared to the same period in 2017 primarily due to the restructuring of three repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements were to mature in 2018 and had a weighted-average interest rate of 3.94%. The restructuring of the agreements extended the maturity dates to June 2022 and lowered the weighted-average interest rate to 2.70% effective June 2017.

Average balances of our earning assets increased by $379.3 million or 2% in the first quarter of 2018 compared to the same period in 2017 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $783.4 million. The average balance of our residential mortgage portfolio increased by $276.5 million in the first quarter of 2018 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our home equity portfolio increased by $228.0 million in the first quarter of 2018 due in large part to the continued loan demand in light of a strong Hawaii economy and healthy real estate market conditions. In addition, we experienced healthy line utilization during 2018. The average balance of our commercial mortgage portfolio increased by $214.9 million in the first quarter of 2018 as a result of continued demand from new and existing customers as a result of a strong Hawaii economy. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $48.7 million decrease in the average balance of our investment securities portfolio in the first quarter of 2018 primarily due to the shift in the mix of our earning assets from investment securities to loans.
Average balances of our interest-bearing liabilities increased by $463.5 million or 4% in the first quarter of 2018 compared to the same period in 2017 primarily due to growth in our time deposits, along with continued growth in our relationship checking products. Additionally, average balances of our time deposits increased by $399.8 million, while interest-bearing demand accounts increased by $111.7 million for the first quarter of 2018.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $4.1 million in the first quarter of 2018 compared to a $4.4 million provision in the same period in 2017. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $11.9 million or 21% in the first quarter of 2018 compared to the same period in 2017.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
Trust and Asset Management	$11,181	$11,479	$(298)
Mortgage Banking	2,145	3,300	(1,155)
Service Charges on Deposit Accounts	7,129	8,325	(1,196)
Fees, Exchange, and Other Service Charges	14,333	13,332	1,001
Investment Securities Gains (Losses), Net	(666)	12,133	(12,799)
Annuity and Insurance	1,206	1,995	(789)
Bank-Owned Life Insurance	1,842	1,497	345
Other Income	6,865	3,855	3,010
Total Noninterest Income	$44,035	$55,916	$(11,881)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.3 billion and $8.8 billion as of March 31, 2018 and 2017, respectively.  Trust and asset management income decreased by $0.3 million or 3% in the first quarter of 2018 compared to the same period in 2017.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $1.2 million or 35% in the first quarter of 2018 compared to the same period in 2017. This decrease was primarily due to reduced sales of conforming saleable loans from our mortgage loan portfolio.

Service charges on deposit accounts decreased by $1.2 million or 14% in the first quarter of 2018 compared to the same period in 2017 primarily due to a decrease in overdraft fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $1.0 million or 8% in the first quarter of 2018 compared to the same period in 2017 due in part to a $0.3 million increase in debit card income mainly due to higher transaction volume. We also experienced modest increases in merchant income ($0.2 million) and other loan fees ($0.2 million).

Investment securities gains (losses), net totaled $(0.7) million in the first quarter of 2018 compared to $12.1 million during the same period in 2017. The net losses in the first quarter of 2018 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions. The net gain in 2017 was primarily due to gains on the sale of 90,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 86,614 Visa Class B shares (142,766 Class A equivalent shares) that we own are carried at a zero cost basis.

Annuity and insurance income decreased by $0.8 million or 40% in the first quarter of 2018 compared to the same period in 2017. This increase was primarily due to lower sales of our annuity products.

Bank-owned life insurance increased by $0.3 million or 23% in the first quarter of 2018 compared to the same period in 2017. This increase was primarily due to death benefits received during the first quarter of 2018.

Other noninterest income increased by $3.0 million or 78% in the first quarter of 2018 compared to the same periods in 2017 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

Noninterest Expense

Noninterest expense increased by $5.8 million or 7% in the first quarter of 2018 compared to the same period in 2017.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2018	2017	Change
Salaries	$32,704	$29,425	$3,279
Incentive Compensation	5,178	5,774	(596)
Share-Based Compensation	2,081	2,303	(222)
Commission Expense	954	1,836	(882)
Retirement and Other Benefits	4,841	4,604	237
Payroll Taxes	4,172	3,944	228
Medical, Dental, and Life Insurance	3,461	3,279	182
Separation Expense	1,031	—	1,031
Total Salaries and Benefits	54,422	51,165	3,257
Net Occupancy	8,534	8,168	366
Net Equipment	5,527	5,501	26
Data Processing	3,891	3,410	481
Professional Fees	2,773	2,779	(6)
FDIC Insurance	2,157	2,209	(52)
Other Expense:
Delivery and Postage Services	2,289	2,333	(44)
Mileage Program Travel	1,135	1,125	10
Merchant Transaction and Card Processing Fees	1,328	937	391
Advertising	1,255	1,282	(27)
Amortization of Solar Energy Partnership Investments	916	848	68
Other	10,157	8,811	1,346
Total Other Expense	17,080	15,336	1,744
Total Noninterest Expense	$94,384	$88,568	$5,816

Total salaries and benefits expense increased by $3.3 million or 6% in the first quarter of 2018 compared to the same period in 2017. Salaries increased by $3.3 million primarily due to merit and minimum wage increases. In addition, separation expense increased by $1.0 million. These increases were partially offset by a $0.9 million decrease in commission expense due to a decrease in loan origination and refinancing activity coupled with lower sales of annuity products. In addition, incentive compensation decreased by $0.6 million.

Net occupancy increased by 0.4 million or 4% in the first quarter of 2018 compared to the same period in 2017. This increase was primarily due to ATM lease space rental costs of $0.3 million. These costs were recorded as a reduction of ATM fee income in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance.

Data processing increased by $0.5 million or 14% in the first quarter of 2018 compared to the same period in 2017 due to ongoing information technology projects.

Total other expense increased by $1.7 million or 11% in the first quarter of 2018 compared to the same period in 2017 primarily due to a $2.0 million increase in legal reserves.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Provision for Income Taxes	$10,442	$21,644
Effective Tax Rates	16.19%	29.72%

The provision for income taxes was $10.4 million in the first quarter of 2018, a decrease of $11.2 million or 52% compared to the same period in 2017. The effective tax rate was 16.19% in the first quarter of 2018 compared to 29.72% in the same period in 2017. The lower effective rate in the first quarter of 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Cuts and Jobs Act. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018. This was partially offset by the tax benefits from the exercise of stock options and the vesting of restricted stock being $1.1 million lower in the first quarter of 2018 compared to 2017.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.0 billion as of March 31, 2018, a decrease of $187.9 million or 3% compared to December 31, 2017. As of March 31, 2018, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years.

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

During the first three months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Fannie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities and U.S. Treasury notes. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio. As of March 31, 2018, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2018, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of March 31, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

Gross unrealized gains in our investment securities portfolio were $26.1 million as of March 31, 2018 and $36.6 million as of December 31, 2017.  Gross unrealized losses on our temporarily impaired investment securities were $120.3 million as of March 31, 2018 and $73.9 million as of December 31, 2017. The higher unrealized losses were primarily caused by the higher interest rate environment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of March 31, 2018, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $488.4 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Approximately 79% of our Hawaii municipal bond holdings were general obligation issuances. As of March 31, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,329,096	$1,279,347
Commercial Mortgage	2,097,339	2,103,967
Construction	186,530	202,253
Lease Financing	179,771	180,931
Total Commercial	3,792,736	3,766,498
Consumer
Residential Mortgage	3,505,239	3,466,773
Home Equity	1,601,698	1,585,455
Automobile	558,468	528,474
Other [1]	458,487	449,747
Total Consumer	6,123,892	6,030,449
Total Loans and Leases	$9,916,628	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2018 increased by $119.7 million or 1% from December 31, 2017 primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of March 31, 2018 increased by $26.2 million or 1% from December 31, 2017.  Commercial and industrial loans increased by $49.7 million or 4% from December 31, 2017. Commercial mortgage loans decreased by $6.6 million or less than 1% from December 31, 2017. Although we experienced continued strong loan production in this portfolio, there were repayments of commercial mortgage loans in excess of $60.0 million resulting from increased property sales in the first three months of 2018. Construction loans decreased by $15.7 million or 8% from December 31, 2017 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing remained relatively unchanged from December 31, 2017.

Consumer loans and leases as of March 31, 2018 increased by $93.4 million or 2% from December 31, 2017.  Residential mortgage loans increased by $38.5 million or 1% from December 31, 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. Home equity lines and loans increased by $16.2 million or 1% from December 31, 2017 as a result of continued loan demand in light of a strong Hawaii economy and healthy real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2018. Automobile loans increased by $30.0 million or 6% from December 31, 2017 primarily driven by competitive pricing and focus on providing exceptional service. Other consumer loans increased by $8.7 million or 2% from December 31, 2017, primarily due to growth in our automobile leasing and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2018
Commercial
Commercial and Industrial	$1,169,605	$94,372	$63,431	$689	$999	$1,329,096
Commercial Mortgage	1,803,950	56,861	236,528	—	—	2,097,339
Construction	186,530	—	—	—	—	186,530
Lease Financing	54,178	121,784	986	—	2,823	179,771
Total Commercial	3,214,263	273,017	300,945	689	3,822	3,792,736
Consumer
Residential Mortgage	3,422,034	—	81,495	1,710	—	3,505,239
Home Equity	1,563,360	697	35,387	1,254	1,000	1,601,698
Automobile	445,971	—	108,363	4,134	—	558,468
Other [3]	380,412	—	48,546	29,529	—	458,487
Total Consumer	5,811,777	697	273,791	36,627	1,000	6,123,892
Total Loans and Leases	$9,026,040	$273,714	$574,736	$37,316	$4,822	$9,916,628

December 31, 2017
Commercial
Commercial and Industrial	$1,119,348	$99,099	$59,233	$762	$905	$1,279,347
Commercial Mortgage	1,837,831	57,331	208,805	—	—	2,103,967
Construction	189,401	—	—	12,852	—	202,253
Lease Financing	53,329	123,619	1,071	—	2,912	180,931
Total Commercial	3,199,909	280,049	269,109	13,614	3,817	3,766,498
Consumer
Residential Mortgage	3,382,961	—	82,026	1,786	—	3,466,773
Home Equity	1,547,619	867	35,718	1,251	—	1,585,455
Automobile	423,364	—	101,680	3,430	—	528,474
Other [3]	373,941	—	46,703	29,103	—	449,747
Total Consumer	5,727,885	867	266,127	35,570	—	6,030,449
Total Loans and Leases	$8,927,794	$280,916	$535,236	$49,184	$3,817	$9,796,947

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

Our Hawaii loan and lease portfolio increased by $98.2 million or 1% from December 31, 2017, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank and Federal Reserve Bank Stock	$39,745	$40,645
Derivative Financial Instruments	14,164	10,518
Low-Income Housing and Other Equity Investments	86,277	87,632
Deferred Compensation Plan Assets	31,106	29,230
Prepaid Expenses	9,991	7,944
Accounts Receivable	18,440	43,195
Other	36,107	33,432
Total Other Assets	$235,830	$252,596

Other assets decreased by $16.8 million or 7% from December 31, 2017. The decrease was primarily due to a $20.0 million decrease in receivables primarily related to the settlement of a matured security in the first quarter of 2018. This decrease was partially offset by a $3.6 million increase in derivative financial instruments primarily due to the fair value of our interest rate swap agreements increasing due to rising interest rates. This is due to our risk mitigating strategies in structuring these agreements and are offset with similar increases recorded in other liabilities.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2018	December 31, 2017
Consumer	$7,665,926	$7,478,228
Commercial	5,897,194	5,973,763
Public and Other	1,394,013	1,431,977
Total Deposits	$14,957,133	$14,883,968

Total deposits were $15.0 billion as of March 31, 2018, an increase of $73.2 million or less than 1% from December 31, 2017. Consumer deposits increased by $187.7 million due to an increase in core and time deposits of $100.2 million and $87.5 million respectively. This increase was partially offset by a $76.6 million decrease in commercial deposits primarily due to a decrease in money market savings deposits. In addition, public and other deposits decreased by $38.0 million primarily resulting from a decline in public demand deposits during the first quarter.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2018	December 31, 2017
Money Market	$1,771,626	$1,827,090
Regular Savings	3,625,665	3,561,923
Total Savings Deposits	$5,397,291	$5,389,013

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2018	December 31, 2017
Private Institutions	$500,000	$500,000
Government Entities	5,293	5,293
Total Securities Sold Under Agreements to Repurchase	$505,293	$505,293

Securities sold under agreements to repurchase was $505.3 million as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the weighted-average maturity was 184 days for our repurchase agreements with government entities and 3.4 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.4 years.  As of March 31, 2018, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.73% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank Advances	$225,000	$250,000
Capital Lease Obligations	10,699	10,716
Total	$235,699	$260,716

Other debt was $235.7 million as of March 31, 2018, a decrease of $25.0 million or 10% from December 31, 2017. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2018. As of March 31, 2018, our FHLB advances had a weighted-average interest rate of 1.28% with maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of March 31, 2018, our remaining unused line of credit with the FHLB was $2.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Retail Banking	$19,017	$19,349
Commercial Banking	21,535	18,946
Investment Services and Private Banking	5,456	3,612
Total	46,008	41,907
Treasury and Other	8,032	9,269
Consolidated Total	$54,040	$51,176

Retail Banking

Net income decreased by $0.3 million or 2% in the first quarter of 2018 compared to the same period in 2017 primarily due to an increase in noninterest expense, a decrease in noninterest income and a decrease in net interest income. This was partially offset by a decrease in the effective income tax rate used to allocate the provision for income taxes. Noninterest expense increased primarily due to a $2.0 million increase in legal reserves recorded in the first quarter of 2018 and higher allocated technology expense. Noninterest income decreased primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased in the first quarter of 2018 compared to the same period in 2017. The decrease in net interest income is primarily due to lower average balances in the segment’s deposit portfolio, partially due to the transfer of deposits and loans to the Investment Services and Private Banking segment.

Commercial Banking

Net income increased by $2.6 million or 14% in the first quarter of 2018 compared to the same period in 2017 primarily due to increases in net interest income and noninterest income, and to a decrease in the provision for income taxes. These were partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio. This increase was partially offset by lower account analysis fees as a result of higher earnings credit rates on customer accounts. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

Investment Services and Private Banking

Net income increased by $1.8 million or 51% in the first quarter of 2018 compared to the same period in 2017 primarily due to an increase in net interest income partially offset by lower non-interest income and increases in noninterest expense.  The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio.  The decrease in non-interest revenue was driven by a drop in annuity sales.  The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses.

Treasury and Other

Net income decreased by $1.2 million or 13% in the first quarter of 2018 as compared to the first quarter of 2017 primarily due to a decrease in noninterest income and an increase in the provision for income taxes partially offset by an increase in net interest income. The decrease in noninterest income was primarily due to gains on the sale of 90,000 Visa Class B shares in the first quarter of 2017. Partially offsetting this was a $2.8 million distribution received from a low-income housing investment sale in the first quarter of 2018. The increase in net interest income was primarily due to an increase in funding income related to lending activities and interest income from investment securities resulting from an increase in associated yields. This was partially offset by higher deposit funding costs. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 16.19% in 2018 compared to 29.72% in 2017.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2018, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2018.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2018	December 31, 2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$986	$448
Commercial Mortgage	1,367	1,398
Total Commercial	2,353	1,846
Consumer
Residential Mortgage	6,725	9,243
Home Equity	3,890	3,991
Total Consumer	10,615	13,234
Total Non-Accrual Loans and Leases	12,968	15,080
Foreclosed Real Estate	2,768	1,040
Total Non-Performing Assets	$15,736	$16,120

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,927	$2,703
Home Equity	3,013	1,624
Automobile	333	886
Other [1]	1,895	1,934
Total Consumer	8,168	7,147
Total Accruing Loans and Leases Past Due 90 Days or More	$8,168	$7,147
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$56,743	$55,672
Total Loans and Leases	$9,916,628	$9,796,947
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.15%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.16%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.06%	0.05%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.22%	0.24%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.24%	0.24%
Changes in Non-Performing Assets
Balance as of December 31, 2017	$16,120
Additions	2,332
Reductions
Payments	(1,251)
Return to Accrual Status	(1,270)
Charge-offs/Write-downs	(195)
Total Reductions	(2,716)
Balance as of March 31, 2018	$15,736

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $15.7 million as of March 31, 2018, a decrease of $0.4 million or 2% from December 31, 2017.  The decrease was experienced in our consumer lending portfolio. The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.16% as of March 31, 2018, unchanged from December 31, 2017.

Commercial and industrial non-accrual loans increased by $0.5 million or 120% from December 31, 2017 primarily due to the addition of one borrower. We have evaluated this borrower for impairment and recorded no partial charge-offs in the first quarter of 2018.

Commercial mortgage non-accrual loans were $1.4 million as of March 31, 2018, relatively unchanged from December 31, 2017. We have evaluated the commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $2.5 million or 27% from December 31, 2017 primarily due to transfers to foreclosed real estate and from loans returning to accrual status.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judicial foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of March 31, 2018, our residential mortgage non-accrual loans were comprised of 23 loans with a weighted average current LTV ratio of 57%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.7 million or 166% from December 31, 2017 due to the addition of four residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.2 million as of March 31, 2018, a $1.0 million or 14% increase from December 31, 2017.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $61.8 million as of March 31, 2018 and $61.2 million as of December 31, 2017, and had a related Allowance of $3.8 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, we have recorded cumulative charge-offs of $15.9 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial
Commercial and Industrial	$8,994	$8,486
Commercial Mortgage	9,074	9,205
Construction	1,399	1,416
Total Commercial	19,467	19,107
Consumer
Residential Mortgage	20,399	21,581
Home Equity	1,953	1,965
Automobile	15,627	14,811
Other [1]	2,748	2,645
Total Consumer	40,727	41,002
Total	$60,194	$60,109

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR remained relatively unchanged from December 31, 2017. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2018	2017	2017
Balance at Beginning of Period	$114,168	$113,703	$110,845
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(206)	(499)	(174)
Consumer
Residential Mortgage	(97)	(4)	(183)
Home Equity	(91)	(221)	(363)
Automobile	(2,254)	(2,014)	(2,290)
Other [1]	(3,340)	(3,108)	(2,694)
Total Loans and Leases Charged-Off	(5,988)	(5,846)	(5,704)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	328	284	336
Lease Financing	—	1	—
Consumer
Residential Mortgage	220	182	104
Home Equity	625	498	508
Automobile	599	576	620
Other [1]	683	520	527
Total Recoveries on Loans and Leases Previously Charged-Off	2,455	2,061	2,095
Net Loans and Leases Charged-Off	(3,533)	(3,785)	(3,609)
Provision for Credit Losses	4,125	4,250	4,400
Balance at End of Period [2]	$114,760	$114,168	$111,636

Components
Allowance for Loan and Lease Losses	$107,938	$107,346	$105,064
Reserve for Unfunded Commitments	6,822	6,822	6,572
Total Reserve for Credit Losses	$114,760	$114,168	$111,636

Average Loans and Leases Outstanding	$9,803,753	$9,688,710	$9,020,351

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.15%	0.15%	0.16%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.09%	1.10%	1.15%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2018, the Allowance was $107.9 million or 1.09% of total loans and leases outstanding, compared with an Allowance of $107.3 million or 1.10% of total loans and leases outstanding as of December 31, 2017.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.5 million or 0.15% of total average loans and leases, on an annualized basis, in the first quarter of 2018 compared to net charge-offs of $3.6 million or 0.16% of total average loans and leases, on an annualized basis, in the first quarter of 2017. Net charge-offs in our consumer portfolios were $3.7 million for the first three months of 2018 compared to $3.8 million for the same period in 2017. Net recoveries in our commercial portfolios were $0.1 million for the first three months of 2018 compared to $0.2 million for the same period in 2017.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2018, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of March 31, 2018, unchanged from December 31, 2017. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

Our use of derivative financial instruments, as detailed in Note 12 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines and limits established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2018, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of March 31, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2018 was slightly less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2018		December 31, 2017
Gradual Change in Interest Rates (basis points)
+200	$12,400	2.5%	$12,420	2.6%
+100	6,521	1.3	6,622	1.4
-100	(6,367)	(1.3)	(6,789)	(1.4)

Immediate Change in Interest Rates (basis points)
+200	$28,712	5.8%	$29,876	6.2%
+100	15,169	3.1	16,328	3.4
-100	(20,069)	(4.1)	(21,653)	(4.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2018, we had additional borrowing capacity of $2.1 billion from the FHLB and $516.3 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2018.  As of March 31, 2018, cash and cash equivalents were $565.2 million, the carrying value of our available-for-sale investment securities was $2.2 billion, and total deposits were $15.0 billion.  As of March 31, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2018, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2018, shareholders’ equity was $1.2 billion, an increase of $9.3 million or 1% from December 31, 2017. For the first three months of 2018, net income of $54.0 million, common stock issuances of $2.0 million, share-based compensation of $1.9 million were partially offset by other comprehensive loss of $8.9 million, cash dividends paid of $22.1 million, and common stock repurchased of $17.5 million. In the first three months of 2018, included in the amount of common stock repurchased were 165,500 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $84.23 and a total cost of $13.9 million. From the beginning of our share repurchase program in July 2001 through March 31, 2018, we repurchased a total of 54.4 million shares of common stock and returned a total of $2.09 billion to our shareholders at an average cost of $38.43 per share.

From April 1, 2018 through April 17, 2018, the Parent repurchased an additional 48,000 shares of common stock at an average cost of $82.61 per share for a total of $4.0 million.  Remaining buyback authority under our share repurchase program was $102.1 million as of April 17, 2018. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2018, the Parent’s Board of Directors declared a quarterly cash dividend of $0.60 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2018 to shareholders of record at the close of business on May 31, 2018.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of March 31, 2018 and December 31, 2017.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2018	December 31, 2017
	Regulatory Capital
	Shareholders’ Equity	$1,241,193	$1,231,868
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(33,469)	(27,715)
	Net Unrealized Gains (Losses) on Investment Securities [2]	(17,628)	(7,000)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,263,770	1,238,063

	Tier 1 Capital	1,263,770	1,238,063
	Allowable Reserve for Credit Losses	114,760	114,168
	Total Regulatory Capital	$1,378,530	$1,352,231

	Risk-Weighted Assets	$9,451,647	$9,348,296

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.37%	13.24%
	Tier 1 Capital Ratio	13.37	13.24
	Total Capital Ratio	14.59	14.46
	Tier 1 Leverage Ratio	7.46	7.26
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully implemented by January 1, 2019. As of March 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

We submitted our latest stress testing results to the FRB on July 28, 2017 and disclosed the results to the public on October 24, 2017. The disclosure is available on our website www.boh.com, in the 2017 Financial Reports section of the Investor Relations area.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2018 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2018	44,146	$85.66	38,000	$116,752,708
February 1 - 28, 2018	66,000	83.17	66,000	111,263,368
March 1 - 31, 2018	100,160	83.47	61,500	106,078,961
Total	210,306	$83.83	165,500

[1]
During the first quarter of 2018, 44,806 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 23, 2018		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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