Form 10-Q
period 2018-06-30
BANK OF HAWAII CORP
filed 2018-07-23
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
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
Yes ☐  No ☒

As of July 17, 2018, there were 42,031,229 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest Income
Interest and Fees on Loans and Leases	$101,311	$90,909	$198,945	$178,846
Income on Investment Securities
Available-for-Sale	12,380	11,835	24,521	22,919
Held-to-Maturity	20,711	19,918	42,007	39,624
Deposits	(4)	2	14	7
Funds Sold	846	696	1,603	1,586
Other	341	208	641	438
Total Interest Income	135,585	123,568	267,731	243,420
Interest Expense
Deposits	9,459	4,998	17,040	8,689
Securities Sold Under Agreements to Repurchase	4,617	5,079	9,181	10,264
Funds Purchased	83	39	136	42
Short-Term Borrowings	13	64	29	64
Other Debt	917	1,109	1,893	2,210
Total Interest Expense	15,089	11,289	28,279	21,269
Net Interest Income	120,496	112,279	239,452	222,151
Provision for Credit Losses	3,500	4,250	7,625	8,650
Net Interest Income After Provision for Credit Losses	116,996	108,029	231,827	213,501
Noninterest Income
Trust and Asset Management	11,356	11,796	22,537	23,275
Mortgage Banking	2,179	3,819	4,324	7,119
Service Charges on Deposit Accounts	6,865	8,009	13,994	16,334
Fees, Exchange, and Other Service Charges	14,400	13,965	28,733	27,297
Investment Securities Gains (Losses), Net	(1,702)	(520)	(2,368)	11,613
Annuity and Insurance	1,847	2,161	3,053	4,156
Bank-Owned Life Insurance	1,796	1,550	3,638	3,047
Other	4,557	4,456	11,422	8,311
Total Noninterest Income	41,298	45,236	85,333	101,152
Noninterest Expense
Salaries and Benefits	52,148	49,676	106,570	100,841
Net Occupancy	8,588	8,131	17,122	16,299
Net Equipment	5,845	5,706	11,372	11,207
Data Processing	4,563	3,881	8,454	7,291
Professional Fees	2,546	2,592	5,319	5,371
FDIC Insurance	2,182	2,097	4,339	4,306
Other	14,919	16,106	31,999	31,442
Total Noninterest Expense	90,791	88,189	185,175	176,757
Income Before Provision for Income Taxes	67,503	65,076	131,985	137,896
Provision for Income Taxes	12,785	20,414	23,227	42,058
Net Income	$54,718	$44,662	$108,758	$95,838
Basic Earnings Per Share	$1.31	$1.05	$2.59	$2.26
Diluted Earnings Per Share	$1.30	$1.05	$2.57	$2.24
Dividends Declared Per Share	$0.60	$0.50	$1.12	$1.00
Basic Weighted Average Shares	41,884,221	42,353,976	41,960,743	42,379,730
Diluted Weighted Average Shares	42,152,200	42,658,885	42,252,900	42,704,010

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Net Income	$54,718	$44,662	$108,758	$95,838
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(2,974)	3,106	(12,095)	8,000
Defined Benefit Plans	216	147	432	293
Total Other Comprehensive Income (Loss)	(2,758)	3,253	(11,663)	8,293
Comprehensive Income	$51,960	$47,915	$97,095	$104,131

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Interest-Bearing Deposits in Other Banks	$3,524	$3,421
Funds Sold	361,933	181,413
Investment Securities
Available-for-Sale	2,092,870	2,232,979
Held-to-Maturity (Fair Value of $3,500,497 and $3,894,121)	3,595,891	3,928,170
Loans Held for Sale	16,025	19,231
Loans and Leases	10,053,323	9,796,947
Allowance for Loan and Lease Losses	(108,188)	(107,346)
Net Loans and Leases	9,945,135	9,689,601
Total Earning Assets	16,015,378	16,054,815
Cash and Due From Banks	312,303	263,017
Premises and Equipment, Net	142,791	130,926
Accrued Interest Receivable	50,594	50,485
Foreclosed Real Estate	2,926	1,040
Mortgage Servicing Rights	24,583	24,622
Goodwill	31,517	31,517
Bank-Owned Life Insurance	281,018	280,034
Other Assets	263,052	252,596
Total Assets	$17,124,162	$17,089,052

Liabilities
Deposits
Noninterest-Bearing Demand	$4,729,203	$4,724,300
Interest-Bearing Demand	3,111,069	3,082,563
Savings	5,389,763	5,389,013
Time	1,713,323	1,688,092
Total Deposits	14,943,358	14,883,968
Short-Term Borrowings	330	—
Securities Sold Under Agreements to Repurchase	504,193	505,293
Other Debt	235,681	260,716
Retirement Benefits Payable	36,730	37,312
Accrued Interest Payable	7,395	6,946
Taxes Payable and Deferred Taxes	15,136	24,009
Other Liabilities	133,622	138,940
Total Liabilities	15,876,445	15,857,184
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2018 - 58,070,285 / 42,084,066 and December 31, 2017 - 57,959,074 / 42,401,443)	577	576
Capital Surplus	566,436	561,161
Accumulated Other Comprehensive Loss	(53,855)	(34,715)
Retained Earnings	1,581,168	1,512,218
Treasury Stock, at Cost (Shares: June 30, 2018 - 15,986,219 and December 31, 2017 - 15,557,631)	(846,609)	(807,372)
Total Shareholders’ Equity	1,247,717	1,231,868
Total Liabilities and Shareholders’ Equity	$17,124,162	$17,089,052
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	108,758	—	108,758
Other Comprehensive Loss	—	—	—	(11,663)	—	—	(11,663)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	4,055	—	—	—	4,055
Common Stock Issued under Purchase and Equity Compensation Plans	179,644	1	1,220	—	166	2,992	4,379
Common Stock Repurchased	(497,021)	—	—	—	—	(42,229)	(42,229)
Cash Dividends Declared ($1.12 per share)	—	—	—	—	(47,451)	—	(47,451)
Balance as of June 30, 2018	42,084,066	$577	$566,436	$(53,855)	$1,581,168	$(846,609)	$1,247,717

Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	95,838	—	95,838
Other Comprehensive Income	—	—	—	8,293	—	—	8,293
Share-Based Compensation	—	—	3,726	—	—	—	3,726
Common Stock Issued under Purchase and Equity Compensation Plans	275,605	—	1,055	—	(162)	7,545	8,438
Common Stock Repurchased	(255,629)	—	—	—	—	(21,287)	(21,287)
Cash Dividends Declared ($1.00 per share)	—	—	—	—	(42,788)	—	(42,788)
Balance as of June 30, 2017	42,655,954	$576	$556,409	$(25,613)	$1,468,328	$(785,943)	$1,213,757
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
Operating Activities
Net Income	$108,758	$95,838
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	7,625	8,650
Depreciation and Amortization	6,788	6,565
Amortization of Deferred Loan and Lease Fees	(292)	(535)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	17,632	20,027
Share-Based Compensation	4,055	3,726
Benefit Plan Contributions	(798)	(741)
Deferred Income Taxes	(2,496)	3,635
Net Gains on Sales of Loans and Leases	(1,070)	(3,971)
Net Losses (Gains) on Sales of Investment Securities	2,368	(11,613)
Proceeds from Sales of Loans Held for Sale	152,004	146,478
Originations of Loans Held for Sale	(148,513)	(150,414)
Net Tax Benefits from Share-Based Compensation	949	2,077
Net Change in Other Assets and Other Liabilities	(18,529)	(21,803)
Net Cash Provided by Operating Activities	128,481	97,919

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	209,572	203,177
Purchases	(99,254)	(320,170)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	425,043	406,904
Purchases	(99,415)	(365,498)
Net Change in Loans and Leases	(264,304)	(508,529)
Proceeds from Sales of Loans	—	112,357
Premises and Equipment, Net	(18,652)	(12,629)
Net Cash Provided by (Used in) Investing Activities	152,990	(484,388)

Financing Activities
Net Change in Deposits	59,390	464,409
Net Change in Short-Term Borrowings	(770)	(27,702)
Repayments of Long-Term Debt	(25,000)	—
Proceeds from Issuance of Common Stock	4,498	8,457
Repurchase of Common Stock	(42,229)	(21,287)
Cash Dividends Paid	(47,451)	(42,788)
Net Cash Provided by (Used in) Financing Activities	(51,562)	381,089

Net Change in Cash and Cash Equivalents	229,909	(5,380)
Cash and Cash Equivalents at Beginning of Period	447,851	879,607
Cash and Cash Equivalents at End of Period	$677,760	$874,227
Supplemental Information
Cash Paid for Interest	$27,830	$21,498
Cash Paid for Income Taxes	24,487	32,058
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	2,307	2,207
Transfers from Loans to Loans Held for Sale	—	62,727

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

Unfunded commitments to fund these low-income housing partnerships were $13.8 million and $17.5 million as of June 30, 2018 and December 31, 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $82.9 million and $87.6 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated statements of condition.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company’s adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” At the time, GAAP was unclear or did not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 was effective for interim and annual reporting periods beginning after December 15, 2017. Entities were required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The Company adopted ASU No. 2016-15 on January 1, 2018. ASU No. 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 became effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and utilized the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements. The Company is nearing completion of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company purchased new software to aid in the transition to the new leasing guidance, and the majority of the Company’s leases have been entered into this new leasing software program.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team is currently working with an advisory consultant in reviewing and validating the possible methodologies the Company can consider for CECL before determining the specific methodologies that will be utilized.  The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Interest-Bearing Deposits in Other Banks	$3,524	$3,421
Funds Sold	361,933	181,413
Cash and Due From Banks	312,303	263,017
Total Cash and Cash Equivalents	$677,760	$447,851

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$446,766	$578	$(2,632)	$444,712
Debt Securities Issued by States and Political Subdivisions	587,160	6,655	(1,214)	592,601
Debt Securities Issued by Corporations	224,997	79	(1,299)	223,777
Mortgage-Backed Securities:
Residential - Government Agencies	209,624	2,180	(1,108)	210,696
Residential - U.S. Government-Sponsored Enterprises	579,602	383	(20,117)	559,868
Commercial - Government Agencies	65,565	—	(4,349)	61,216
Total Mortgage-Backed Securities	854,791	2,563	(25,574)	831,780
Total	$2,113,714	$9,875	$(30,719)	$2,092,870
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$364,604	$1	$(1,824)	$362,781
Debt Securities Issued by States and Political Subdivisions	236,567	7,400	—	243,967
Debt Securities Issued by Corporations	104,955	—	(2,977)	101,978
Mortgage-Backed Securities:
Residential - Government Agencies	2,003,782	4,976	(70,085)	1,938,673
Residential - U.S. Government-Sponsored Enterprises	701,326	273	(26,872)	674,727
Commercial - Government Agencies	184,657	45	(6,331)	178,371
Total Mortgage-Backed Securities	2,889,765	5,294	(103,288)	2,791,771
Total	$3,595,891	$12,695	$(108,089)	$3,500,497

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2018.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$46,250	$46,201
Due After One Year Through Five Years	628,271	628,659
Due After Five Years Through Ten Years	115,193	118,197
Due After Ten Years	22,994	23,856
	812,708	816,913

Debt Securities Issued by Government Agencies	446,215	444,177
Mortgage-Backed Securities:
Residential - Government Agencies	209,624	210,696
Residential - U.S. Government-Sponsored Enterprises	579,602	559,868
Commercial - Government Agencies	65,565	61,216
Total Mortgage-Backed Securities	854,791	831,780
Total	$2,113,714	$2,092,870

Held-to-Maturity:
Due in One Year or Less	$244,843	$244,173
Due After One Year Through Five Years	209,721	210,339
Due After Five Years Through Ten Years	234,444	236,128
Due After Ten Years	17,118	18,086
	706,126	708,726
Mortgage-Backed Securities:
Residential - Government Agencies	2,003,782	1,938,673
Residential - U.S. Government-Sponsored Enterprises	701,326	674,727
Commercial - Government Agencies	184,657	178,371
Total Mortgage-Backed Securities	2,889,765	2,791,771
Total	$3,595,891	$3,500,497

Investment securities with carrying values of $2.3 billion and $2.4 billion as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Gross Gains on Sales of Investment Securities	$—	$—	$—	$12,467
Gross Losses on Sales of Investment Securities	(1,702)	(520)	(2,368)	(854)
Net Gains (Losses) on Sales of Investment Securities	$(1,702)	$(520)	$(2,368)	$11,613

The losses during    the three and six months ended June 30, 2018 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions combined with a $1.0 million liability related to a change in the Visa Class B conversion ratio. The losses during the three and six months ended June 30, 2017 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$230,073	$(1,367)	$142,480	$(1,265)	$372,553	$(2,632)
Debt Securities Issued by States and Political Subdivisions	199,140	(1,207)	677	(7)	199,817	(1,214)
Debt Securities Issued by Corporations	24,725	(275)	163,972	(1,024)	188,697	(1,299)
Mortgage-Backed Securities:
Residential - Government Agencies	8,510	(71)	18,042	(1,037)	26,552	(1,108)
Residential - U.S. Government-Sponsored Enterprises	344,981	(10,255)	191,811	(9,862)	536,792	(20,117)
Commercial - Government Agencies	—	—	61,216	(4,349)	61,216	(4,349)
Total Mortgage-Backed Securities	353,491	(10,326)	271,069	(15,248)	624,560	(25,574)
Total	$807,429	$(13,175)	$578,198	$(17,544)	$1,385,627	$(30,719)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$273,578	$(826)	$69,214	$(998)	$342,792	$(1,824)
Debt Securities Issued by Corporations	54,449	(1,000)	47,529	(1,977)	101,978	(2,977)
Mortgage-Backed Securities:
Residential - Government Agencies	988,147	(31,731)	684,927	(38,354)	1,673,074	(70,085)
Residential - U.S. Government-Sponsored Enterprises	364,248	(11,698)	304,212	(15,174)	668,460	(26,872)
Commercial - Government Agencies	95,460	(1,154)	76,595	(5,177)	172,055	(6,331)
Total Mortgage-Backed Securities	1,447,855	(44,583)	1,065,734	(58,705)	2,513,589	(103,288)
Total	$1,775,882	$(46,409)	$1,182,477	$(61,680)	$2,958,359	$(108,089)

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$103,842	$(599)	$132,071	$(436)	$235,913	$(1,035)
Debt Securities Issued by States and Political Subdivisions	172,343	(1,032)	734	(10)	173,077	(1,042)
Debt Securities Issued by Corporations	12,985	(15)	192,927	(2,076)	205,912	(2,091)
Mortgage-Backed Securities:
Residential - Government Agencies	11,035	(4)	10,618	(1,033)	21,653	(1,037)
Residential - U.S. Government-Sponsored Enterprises	429,342	(5,720)	150,887	(4,683)	580,229	(10,403)
Commercial - Government Agencies	—	—	68,747	(3,252)	68,747	(3,252)
Total Mortgage-Backed Securities	440,377	(5,724)	230,252	(8,968)	670,629	(14,692)
Total	$729,547	$(7,370)	$555,984	$(11,490)	$1,285,531	$(18,860)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$254,283	$(532)	$89,391	$(919)	$343,674	$(1,451)
Debt Securities Issued by Corporations	25,490	(110)	58,869	(1,481)	84,359	(1,591)
Mortgage-Backed Securities:
Residential - Government Agencies	1,030,472	(12,262)	704,545	(24,785)	1,735,017	(37,047)
Residential - U.S. Government-Sponsored Enterprises	293,530	(3,106)	339,232	(8,149)	632,762	(11,255)
Commercial - Government Agencies	497	(5)	82,288	(3,649)	82,785	(3,654)
Total Mortgage-Backed Securities	1,324,499	(15,373)	1,126,065	(36,583)	2,450,564	(51,956)
Total	$1,604,272	$(16,015)	$1,274,325	$(38,983)	$2,878,597	$(54,998)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2018, which were comprised of 468 securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2018 and December 31, 2017, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Taxable	$28,405	$26,741	$57,076	$52,508
Non-Taxable	4,686	5,012	9,452	10,035
Total Interest Income from Investment Securities	$33,091	$31,753	$66,528	$62,543

As of June 30, 2018, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $478.1 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 78% were general obligation issuances. As of June 30, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.

As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank Stock	$19,000	$20,000
Federal Reserve Bank Stock	20,796	20,645
Total	$39,796	$40,645

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2018, the conversion ratio was 1.6298. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (135,296 Class A equivalents) that the Company owns as of June 30, 2018 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,282,967	$1,279,347
Commercial Mortgage	2,169,357	2,103,967
Construction	185,350	202,253
Lease Financing	178,598	180,931
Total Commercial	3,816,272	3,766,498
Consumer
Residential Mortgage	3,548,444	3,466,773
Home Equity	1,622,314	1,585,455
Automobile	592,705	528,474
Other [1]	473,588	449,747
Total Consumer	6,237,051	6,030,449
Total Loans and Leases	$10,053,323	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $0.5 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2018 and 2017.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2018 and 2017.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,110	$43,828	$107,938
Loans and Leases Charged-Off	(485)	(5,176)	(5,661)
Recoveries on Loans and Leases Previously Charged-Off	366	2,045	2,411
Net Loans and Leases Recovered (Charged-Off)	(119)	(3,131)	(3,250)
Provision for Credit Losses	(279)	3,779	3,500
Balance at End of Period	$63,712	$44,476	$108,188
Six Months Ended June 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(691)	(10,958)	(11,649)
Recoveries on Loans and Leases Previously Charged-Off	694	4,172	4,866
Net Loans and Leases Recovered (Charged-Off)	3	(6,786)	(6,783)
Provision for Credit Losses	(2,113)	9,738	7,625
Balance at End of Period	$63,712	$44,476	$108,188
As of June 30, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$100	$3,827	$3,927
Collectively Evaluated for Impairment	63,612	40,649	104,261
Total	63,712	44,476	108,188
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,184	$41,981	$54,165
Collectively Evaluated for Impairment	3,804,088	6,195,070	9,999,158
Total	$3,816,272	$6,237,051	$10,053,323

Three Months Ended June 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,893	$38,171	$105,064
Loans and Leases Charged-Off	(124)	(5,363)	(5,487)
Recoveries on Loans and Leases Previously Charged-Off	266	2,260	2,526
Net Loans and Leases Recovered (Charged-Off)	142	(3,103)	(2,961)
Provision for Credit Losses	(853)	5,103	4,250
Balance at End of Period	$66,182	$40,171	$106,353
Six Months Ended June 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(298)	(10,893)	(11,191)
Recoveries on Loans and Leases Previously Charged-Off	602	4,019	4,621
Net Loans and Leases Recovered (Charged-Off)	304	(6,874)	(6,570)
Provision for Credit Losses	198	8,452	8,650
Balance at End of Period	$66,182	$40,171	$106,353
As of June 30, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$45	$3,792	$3,837
Collectively Evaluated for Impairment	66,137	36,379	102,516
Total	$66,182	$40,171	$106,353
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,197	$38,528	$58,725
Collectively Evaluated for Impairment	3,684,715	5,644,173	9,328,888
Total	$3,704,912	$5,682,701	$9,387,613

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,239,719	$2,116,370	$182,092	$177,800	$3,715,981
Special Mention	31,290	37,903	—	473	69,666
Classified	11,958	15,084	3,258	325	30,625
Total	$1,282,967	$2,169,357	$185,350	$178,598	$3,816,272

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,541,722	$1,617,621	$592,030	$472,918	$6,224,291
Classified	6,722	4,693	675	670	12,760
Total	$3,548,444	$1,622,314	$592,705	$473,588	$6,237,051
Total Recorded Investment in Loans and Leases					$10,053,323

	December 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,234,738	$2,046,745	$198,926	$180,522	$3,660,931
Special Mention	15,394	35,762	6	11	51,173
Classified	29,215	21,460	3,321	398	54,394
Total	$1,279,347	$2,103,967	$202,253	$180,931	$3,766,498

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,457,531	$1,580,917	$527,587	$449,008	$6,015,043
Classified	9,242	4,538	887	739	15,406
Total	$3,466,773	$1,585,455	$528,474	$449,747	$6,030,449
Total Recorded Investment in Loans and Leases					$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2018
Commercial
Commercial and Industrial	$551	$696	$2	$917	$2,166	$1,280,801	$1,282,967	$716
Commercial Mortgage	491	—	5,680	659	$6,830	$2,162,527	2,169,357	434
Construction	707	—	—	—	707	184,643	185,350	—
Lease Financing	—	—	—	—	—	178,598	178,598	—
Total Commercial	1,749	696	5,682	1,576	9,703	3,806,569	3,816,272	1,150
Consumer
Residential Mortgage	2,028	3,230	2,281	6,722	14,261	3,534,183	3,548,444	455
Home Equity	4,240	1,141	3,016	3,933	12,330	1,609,984	1,622,314	1,825
Automobile	10,809	1,976	674	—	13,459	579,246	592,705	—
Other [1]	2,794	1,401	1,660	—	5,855	467,733	473,588	—
Total Consumer	19,871	7,748	7,631	10,655	45,905	6,191,146	6,237,051	2,280
Total	$21,620	$8,444	$13,313	$12,231	$55,608	$9,997,715	$10,053,323	$3,430

As of December 31, 2017
Commercial
Commercial and Industrial	$4,196	$641	$—	$448	$5,285	$1,274,062	$1,279,347	$313
Commercial Mortgage	187	404	—	1,398	1,989	2,101,978	2,103,967	465
Construction	—	—	—	—	—	202,253	202,253	—
Lease Financing	—	—	—	—	—	180,931	180,931	—
Total Commercial	4,383	1,045	—	1,846	7,274	3,759,224	3,766,498	778
Consumer
Residential Mortgage	7,815	2,008	2,703	9,243	21,769	3,445,004	3,466,773	806
Home Equity	2,532	2,736	1,624	3,991	10,883	1,574,572	1,585,455	1,312
Automobile	11,728	2,232	886	—	14,846	513,628	528,474	—
Other [1]	3,007	1,639	1,934	—	6,580	443,167	449,747	—
Total Consumer	25,082	8,615	7,147	13,234	54,078	5,976,371	6,030,449	2,118
Total	$29,465	$9,660	$7,147	$15,080	$61,352	$9,735,595	$9,796,947	$2,896

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,097	$9,639	$—
Commercial Mortgage	3,203	6,703	—
Construction	1,373	1,373	—
Total Commercial	10,673	17,715	—
Total Impaired Loans with No Related Allowance Recorded	$10,673	$17,715	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,288	$1,900	$78
Commercial Mortgage	223	223	22
Total Commercial	1,511	2,123	100
Consumer
Residential Mortgage	20,619	25,362	3,110
Home Equity	2,488	2,488	276
Automobile	16,010	16,010	328
Other [1]	2,864	2,864	113
Total Consumer	41,981	46,724	3,827
Total Impaired Loans with an Allowance Recorded	$43,492	$48,847	$3,927

Impaired Loans:
Commercial	$12,184	$19,838	$100
Consumer	41,981	46,724	3,827
Total Impaired Loans	$54,165	$66,562	$3,927

December 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,094	$15,747	$—
Commercial Mortgage	8,696	12,196	—
Construction	1,415	1,415	—
Total Commercial	18,205	29,358	—
Total Impaired Loans with No Related Allowance Recorded	$18,205	$29,358	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$811	$811	$21
Commercial Mortgage	1,200	1,200	120
Total Commercial	2,011	2,011	141
Consumer
Residential Mortgage	21,581	26,324	3,118
Home Equity	1,965	1,965	276
Automobile	14,811	14,811	305
Other [1]	2,645	2,645	76
Total Consumer	41,002	45,745	3,775
Total Impaired Loans with an Allowance Recorded	$43,013	$47,756	$3,916

Impaired Loans:
Commercial	$20,216	$31,369	$141
Consumer	41,002	45,745	3,775
Total Impaired Loans	$61,218	$77,114	$3,916
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,540	$83	$8,717	$61
Commercial Mortgage	6,351	30	9,369	77
Construction	1,386	22	1,477	24
Total Commercial	15,277	135	19,563	162
Total Impaired Loans with No Related Allowance Recorded	$15,277	$135	$19,563	$162

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,128	$10	$657	$9
Commercial Mortgage	236	3	331	4
Total Commercial	1,364	13	988	13
Consumer
Residential Mortgage	20,509	215	23,148	214
Home Equity	2,221	26	1,621	20
Automobile	15,819	278	11,547	195
Other [1]	2,806	56	2,663	57
Total Consumer	41,355	575	38,979	486
Total Impaired Loans with an Allowance Recorded	$42,719	$588	$39,967	$499

Impaired Loans:
Commercial	$16,641	$148	$20,551	$175
Consumer	41,355	575	38,979	486
Total Impaired Loans	$57,996	$723	$59,530	$661

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$7,724	$196	$8,996	$142
Commercial Mortgage	7,132	117	9,370	162
Construction	1,396	45	1,489	48
Total Commercial	16,252	358	19,855	352
Total Impaired Loans with No Related Allowance Recorded	$16,252	$358	$19,855	$352

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,022	$20	$693	$20
Commercial Mortgage	557	6	342	8
Total Commercial	1,579	26	1,035	28
Consumer
Residential Mortgage	20,866	427	23,974	426
Home Equity	2,135	51	1,586	37
Automobile	15,483	539	10,918	364
Other [1]	2,752	108	2,550	110
Total Consumer	41,236	1,125	39,028	937
Total Impaired Loans with an Allowance Recorded	$42,815	$1,151	$40,063	$965

Impaired Loans:
Commercial	$17,831	$384	$20,890	$380
Consumer	41,236	1,125	39,028	937
Total Impaired Loans	$59,067	$1,509	$59,918	$1,317

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2018 and 2017, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three and six months ended June 30, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $52.6 million and $60.1 million as of June 30, 2018 and December 31, 2017, respectively.  There were $0.3 million and $1.5 million commitments to lend additional funds on loans modified in a TDR as of June 30, 2018 and December 31, 2017, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2018 and 2017.

	Loans Modified as a TDR for the Three Months Ended June 30, 2018			Loans Modified as a TDR for the Three Months Ended June 30, 2017
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	6	$712	$48	6	$4,191	$11
Commercial Mortgage	—	—	—	1	700	—
Total Commercial	6	712	48	7	4,891	11
Consumer
Residential Mortgage	2	455	30	—	—	—
Home Equity	3	545	—	1	4	4
Automobile	72	1,521	31	99	2,115	49
Other [2]	63	468	14	40	304	8
Total Consumer	140	2,989	75	140	2,423	61
Total	146	$3,701	$123	147	$7,314	$72

	Loans Modified as a TDR for the Six Months Ended June 30, 2018			Loans Modified as a TDR for the Six Months Ended June 30, 2017
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	7	$1,233	$48	11	$7,235	$11
Commercial Mortgage	—	—	—	2	1,096	—
Total Commercial	7	1,233	48	13	8,331	11
Consumer
Residential Mortgage	2	455	30	—	—	—
Home Equity	3	545	—	1	239	4
Automobile	170	3,654	75	209	4,315	99
Other [2]	138	967	28	114	891	24
Total Consumer	313	5,621	133	324	5,445	127
Total	320	$6,854	$181	337	$13,776	$138

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2018 and 2017, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	14	$289	12	$267
Other [2]	21	167	18	137
Total Consumer	35	456	30	404
Total	35	$456	30	$404

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$49
Total Commercial	—	—	1	49

Consumer
Home Equity	1	236	—	—
Automobile	32	606	17	390
Other [2]	41	295	36	255
Total Consumer	74	1,137	53	645
Total	74	$1,137	54	$694

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.9 million as of June 30, 2018.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of June 30, 2018 and December 31, 2017.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended June 30, 2018 and 2017, and $3.6 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$1,404	$1,586	$1,454	$1,655
Change in Fair Value:
Due to Payoffs	(38)	(38)	(88)	(107)
Total Changes in Fair Value of Mortgage Servicing Rights	(38)	(38)	(88)	(107)
Balance at End of Period	$1,366	$1,548	$1,366	$1,548

For the three and six months ended June 30, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$23,089	$22,705	$23,168	$22,008
Servicing Rights that Resulted From Asset Transfers	775	961	1,396	2,276
Amortization	(647)	(690)	(1,347)	(1,308)
Valuation Allowance Provision	—	(53)	—	(53)
Balance at End of Period	$23,217	$22,923	$23,217	$22,923

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$—
Valuation Allowance Provision	—	(53)	—	(53)
Balance at End of Period	$—	$(53)	$—	$(53)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$28,600	$25,946	$26,716	$25,148
End of Period	$29,746	$25,479	$29,746	$25,479

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted-Average Constant Prepayment Rate [1]	6.45%	8.50%
Weighted-Average Life (in years)	8.13	7.09
Weighted-Average Note Rate	4.04%	4.04%
Weighted-Average Discount Rate [2]	9.76%	8.87%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2018 and December 31, 2017 is presented in the following table.

(dollars in thousands)	June 30, 2018	December 31, 2017
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(380)	$(332)
Decrease in fair value from 50 bps adverse change	(756)	(657)
Discount Rate
Decrease in fair value from 25 bps adverse change	(332)	(289)
Decrease in fair value from 50 bps adverse change	(658)	(572)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6. Affordable Housing Projects Tax Credit Partnerships

The Company makes equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $68.9 million and $71.7 million as of June 30, 2018 and December 31, 2017, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$8,802
2019	4,126
2020	85
2021	45
2022	56
Thereafter	680
Total Unfunded Commitments	$13,794

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Effective Yield Method
Tax credits and other tax benefits recognized	$3,380	$3,439	$6,812	$6,869
Amortization Expense in Provision for Income Taxes	2,078	2,137	4,155	4,298

Proportional Amortization Method
Tax credits and other tax benefits recognized	$410	$440	$820	$761
Amortization Expense in Provision for Income Taxes	333	358	666	611

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2018 and 2017. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $0.1 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2018 and December 31, 2017, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$677	$—	$—	$677
Debt Securities Issued by States and Political Subdivisions	1,000	1,690	913	—	3,603
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	203,361	200,707	404,068
Residential - U.S. Government-Sponsored Enterprises	—	826	70,726	24,293	95,845
Total	$1,000	$3,193	$275,000	$225,000	$504,193

December 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$110,392	$202,484	$312,876
Debt Securities Issued by States and Political Subdivisions	1,200	2,590	—	—	3,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,503	—	18,793	80,960	101,256
Residential - U.S. Government-Sponsored Enterprises	—	—	20,815	66,556	87,371
Total	$2,703	$2,590	$150,000	$350,000	$505,293

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2018 and December 31, 2017. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
June 30, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$12,569	$—	$12,569	$1,391	$1,522	$9,656

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,391	—	1,391	1,391	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,193	—	4,193	—	4,193	—
	$504,193	$—	$504,193	$—	$504,193	$—

December 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,453	$—	$5,453	$4,017	$—	$1,436

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,017	—	4,017	4,017	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
	$505,293	$—	$505,293	$—	$505,293	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, there was no collateral pledged to institutional counterparties as of June 30, 2018. The fair value of investment securities pledged to the institutional counterparties was $3.5 million as of December 31, 2017. For repurchase agreements with private institutions, the fair value of investment securities pledged was $539.4 million and $563.3 million as of June 30, 2018 and December 31, 2017, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $6.9 million as of June 30, 2018 and December 31, 2017.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(4,622)	$(1,223)	$(3,399)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	578	153	425
Net Unrealized Gains (Losses) on Investment Securities	(4,044)	(1,070)	(2,974)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	436	116	320
Amortization of Prior Service Credit	(142)	(38)	(104)
Defined Benefit Plans, Net	294	78	216
Other Comprehensive Income (Loss)	$(3,750)	$(992)	$(2,758)

Three Months Ended June 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$4,642	$1,833	$2,809
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	491	194	297
Net Unrealized Gains (Losses) on Investment Securities	5,133	2,027	3,106
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	322	127	195
Amortization of Prior Service Credit	(80)	(32)	(48)
Defined Benefit Plans, Net	242	95	147
Other Comprehensive Income (Loss)	$5,375	$2,122	$3,253

Six Months Ended June 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(17,679)	$(4,675)	$(13,004)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,237	328	909
Net Unrealized Gains (Losses) on Investment Securities	(16,442)	(4,347)	(12,095)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	872	232	640
Amortization of Prior Service Credit	(284)	(76)	(208)
Defined Benefit Plans, Net	588	156	432
Other Comprehensive Income (Loss)	$(15,854)	$(4,191)	$(11,663)

Six Months Ended June 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$12,222	$4,824	$7,398
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	995	393	602
Net Unrealized Gains (Losses) on Investment Securities	13,217	5,217	8,000
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	645	255	390
Amortization of Prior Service Credit	(161)	(64)	(97)
Defined Benefit Plans, Net	484	191	293
Other Comprehensive Income (Loss)	$13,701	$5,408	$8,293

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2018
Balance at Beginning of Period	$(11,932)	$(5,697)	$(33,468)	$(51,097)
Other Comprehensive Income (Loss) Before Reclassifications	(3,399)	—	—	(3,399)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	425	216	641
Total Other Comprehensive Income (Loss)	(3,399)	425	216	(2,758)
Balance at End of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)

Three Months Ended June 30, 2017
Balance at Beginning of Period	$5,859	$(5,979)	$(28,746)	$(28,866)
Other Comprehensive Income (Loss) Before Reclassifications	2,809	—	—	2,809
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	297	147	444
Total Other Comprehensive Income (Loss)	2,809	297	147	3,253
Balance at End of Period	$8,668	$(5,682)	$(28,599)	$(25,613)

Six Months Ended June 30, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(13,004)	—	—	(13,004)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	909	432	1,341
Total Other Comprehensive Income (Loss)	(13,004)	909	432	(11,663)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)

Six Months Ended June 30, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	7,398	—	—	7,398
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	602	293	895
Total Other Comprehensive Income (Loss)	7,398	602	293	8,293
Balance at End of Period	$8,668	$(5,682)	$(28,599)	$(25,613)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(578)	$(491)	Interest Income
	153	194	Provision for Income Tax
	(425)	(297)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	142	80
Net Actuarial Losses [2]	(436)	(322)
	(294)	(242)	Total Before Tax
	78	95	Provision for Income Tax
	(216)	(147)	Net of Tax

Total Reclassifications for the Period	$(641)	$(444)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,237)	$(995)	Interest Income
	328	393	Provision for Income Tax
	(909)	(602)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	284	161
Net Actuarial Losses [2]	(872)	(645)
	(588)	(484)	Total Before Tax
	156	191	Provision for Income Tax
	(432)	(293)	Net of Tax

Total Reclassifications for the Period	$(1,341)	$(895)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Denominator for Basic Earnings Per Share	41,884,221	42,353,976	41,960,743	42,379,730
Dilutive Effect of Equity Based Awards	267,979	304,909	292,157	324,280
Denominator for Diluted Earnings Per Share	42,152,200	42,658,885	42,252,900	42,704,010

Antidilutive Stock Options and Restricted Stock Outstanding	1,293	7,127	1,293	—

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

The provision for credit losses reflects the actual net charge-offs of the business segments.  The amount of the consolidated provision for loan and lease losses is based on the methodology that we use to estimate the Company’s consolidated Allowance.  The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

Noninterest income and expense includes allocations from support units to business units.  These allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.

The provision for income taxes is allocated to business segments using a 26% effective income tax rate. However, the provision for income taxes for the Company’s Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Retail Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective income tax rate is included in Treasury and Other.

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 385 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2018 and 2017 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2018
Net Interest Income	$65,683	$44,010	$10,526	$277	$120,496
Provision for Credit Losses	3,445	(194)	—	249	3,500
Net Interest Income After Provision for Credit Losses	62,238	44,204	10,526	28	116,996
Noninterest Income	19,598	5,512	14,745	1,443	41,298
Noninterest Expense	(51,939)	(19,858)	(16,400)	(2,594)	(90,791)
Income Before Provision for Income Taxes	29,897	29,858	8,871	(1,123)	67,503
Provision for Income Taxes	(7,473)	(6,740)	(2,338)	3,766	(12,785)
Net Income	$22,424	$23,118	$6,533	$2,643	$54,718
Total Assets as of June 30, 2018	$6,142,457	$3,799,535	$342,464	$6,839,706	$17,124,162

Three Months Ended June 30, 2017
Net Interest Income	$66,348	$41,737	$6,714	$(2,520)	$112,279
Provision for Credit Losses	3,099	(132)	(6)	1,289	4,250
Net Interest Income After Provision for Credit Losses	63,249	41,869	6,720	(3,809)	108,029
Noninterest Income	21,920	5,876	15,247	2,193	45,236
Noninterest Expense	(52,018)	(18,407)	(15,295)	(2,469)	(88,189)
Income Before Provision for Income Taxes	33,151	29,338	6,672	(4,085)	65,076
Provision for Income Taxes	(11,741)	(10,325)	(2,469)	4,121	(20,414)
Net Income	$21,410	$19,013	$4,203	$36	$44,662
Total Assets as of June 30, 2017	$5,626,767	$3,658,867	$307,529	$7,388,129	$16,981,292

Six Months Ended June 30, 2018
Net Interest Income	$130,080	$86,908	$20,413	$2,051	$239,452
Provision for Credit Losses	7,188	(345)	(60)	842	7,625
Net Interest Income After Provision for Credit Losses	122,892	87,253	20,473	1,209	231,827
Noninterest Income	38,851	11,154	28,415	6,913	85,333
Noninterest Expense	(106,538)	(40,190)	(32,607)	(5,840)	(185,175)
Income Before Provision for Income Taxes	55,205	58,217	16,281	2,282	131,985
Provision for Income Taxes	(13,764)	(13,564)	(4,292)	8,393	(23,227)
Net Income	$41,441	$44,653	$11,989	$10,675	$108,758
Total Assets as of June 30, 2018	$6,142,457	$3,799,535	$342,464	$6,839,706	$17,124,162

Six Months Ended June 30, 2017
Net Interest Income	$131,505	$83,668	$13,364	$(6,386)	$222,151
Provision for Credit Losses	6,900	(320)	(11)	2,081	8,650
Net Interest Income After Provision for Credit Losses	124,605	83,988	13,375	(8,467)	213,501
Noninterest Income	42,845	11,314	29,796	17,197	101,152
Noninterest Expense	(104,278)	(36,762)	(30,766)	(4,951)	(176,757)
Income Before Provision for Income Taxes	63,172	58,540	12,405	3,779	137,896
Provision for Income Taxes	(22,415)	(20,581)	(4,590)	5,528	(42,058)
Net Income	$40,757	$37,959	$7,815	$9,307	$95,838
Total Assets as of June 30, 2017	$5,626,767	$3,658,867	$307,529	$7,388,129	$16,981,292

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2018 and 2017.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017
Three Months Ended June 30,
Service Cost	$—	$—	$115	$123
Interest Cost	1,041	1,161	236	272
Expected Return on Plan Assets	(1,282)	(1,238)	—	—
Amortization of:
Prior Service Credit	—	—	(142)	(80)
Net Actuarial Losses (Gains)	498	432	(62)	(110)
Net Periodic Benefit Cost	$257	$355	$147	$205

Six Months Ended June 30,
Service Cost	$—	$—	$230	$246
Interest Cost	2,082	2,322	471	544
Expected Return on Plan Assets	(2,564)	(2,476)	—	—
Amortization of:
Prior Service Credit	—	—	(284)	(161)
Net Actuarial Losses (Gains)	996	865	(124)	(220)
Net Periodic Benefit Cost	$514	$711	$293	$409

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three and six months ended June 30, 2018, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.3 million and $0.5 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2018.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$31,298	$707	$35,422	$789
Forward Commitments	33,336	(115)	45,143	(56)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	453,275	(11,494)	374,670	(1,331)
Pay Fixed/Receive Variable Swaps	453,275	11,178	374,670	1,436
Foreign Exchange Contracts	48,305	(241)	54,332	(13)
Conversion Rate Swap Agreement	81,058	(1,000)	70,571	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2018 and December 31, 2017:

Derivative Financial Instruments	June 30, 2018		December 31, 2017
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$708	$1	$789	$—
Forward Commitments	10	125	14	70
Interest Rate Swap Agreements	14,422	14,738	9,583	9,478
Foreign Exchange Contracts	72	313	132	145
Conversion Rate Swap Agreement	—	1,000	—	—
Total	$15,212	$16,177	$10,518	$9,693

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2018	2017	2018	2017
Interest Rate Lock Commitments	Mortgage Banking	$968	$1,655	$1,498	$2,922
Forward Commitments	Mortgage Banking	240	(465)	925	(889)
Interest Rate Swap Agreements	Other Noninterest Income	632	525	750	680
Foreign Exchange Contracts	Other Noninterest Income	995	796	1,959	1,846
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(1,000)	—	(1,000)	—
Total		$1,835	$2,511	$4,132	$4,559

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

As of June 30, 2018 and December 31, 2017, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

With regard to derivative contracts not centrally cleared through a clearinghouse, regulations require collateral to be posted by the party with a net liability position (i.e., the threshold for posting collateral was reduced to zero, subject to certain minimum transfer amounts).  The requirements generally applied to new derivative contracts entered into by the Company after March 1, 2017, although certain counterparties may elect to apply lower thresholds to existing contracts.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  The conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. However, in June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018 which represents the amount due to the buyers of the Visa Class B shares in July 2018. Further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Unfunded Commitments to Extend Credit	$2,869,256	$2,780,724
Standby Letters of Credit	64,857	60,519
Commercial Letters of Credit	13,058	18,036
Total Credit Commitments	$2,947,171	$2,859,279

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2018, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the six months ended June 30, 2018, there were five residential mortgage loans repurchased with an aggregate unpaid principal balance of $1.2 million as a result of the representation and warranty provisions contained in these contracts. Four of the loans were delinquent in payment of principal and interest at the time of repurchase, however no material losses were incurred related to these repurchases. As of June 30, 2018, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2018, there were no loans repurchased related to loan servicing activities. As of June 30, 2018, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2018, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of June 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, the Company will challenge the quoted prices provided by our third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2018 and December 31, 2017, the conversion rate swap agreements were valued at $1.0 million and zero, respectively. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$535	$444,177	$—	$444,712
Debt Securities Issued by States and Political Subdivisions	—	592,601	—	592,601
Debt Securities Issued by Corporations	—	223,777	—	223,777
Mortgage-Backed Securities:
Residential - Government Agencies	—	210,696	—	210,696
Residential - U.S. Government-Sponsored Enterprises	—	559,868	—	559,868
Commercial - Government Agencies	—	61,216	—	61,216
Total Mortgage-Backed Securities	—	831,780	—	831,780
Total Investment Securities Available-for-Sale	535	2,092,335	—	2,092,870
Loans Held for Sale	—	16,025	—	16,025
Mortgage Servicing Rights	—	—	1,366	1,366
Other Assets	32,400	—	—	32,400
Derivatives [1]	—	82	15,130	15,212
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2018	$32,935	$2,108,442	$16,496	$2,157,873

Liabilities:
Derivatives [1]	$—	$1,438	$14,739	$16,177
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2018	$—	$1,438	$14,739	$16,177

December 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$538	$425,392	$—	$425,930
Debt Securities Issued by States and Political Subdivisions	—	627,019	—	627,019
Debt Securities Issued by Corporations	—	266,111	—	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	—	235,360	—	235,360
Residential - U.S. Government-Sponsored Enterprises	—	609,812	—	609,812
Commercial - Government Agencies	—	68,747	—	68,747
Total Mortgage-Backed Securities	—	913,919	—	913,919
Total Investment Securities Available-for-Sale	538	2,232,441	—	2,232,979
Loans Held for Sale	—	19,231	—	19,231
Mortgage Servicing Rights	—	—	1,454	1,454
Other Assets	29,230	—	—	29,230
Derivatives [1]	—	146	10,372	10,518
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017	$29,768	$2,251,818	$11,826	$2,293,412

Liabilities:
Derivatives [1]	$—	$215	$9,478	$9,693
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017	$—	$215	$9,478	$9,693

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and six months ended June 30, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2018
Balance as of April 1, 2018	$1,404	$547
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	968
Transfers to Loans Held for Sale	—	(1,198)
Variation Margin Payments	—	74
Balance as of June 30, 2018	$1,366	$391
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2018	$—	$391

Three Months Ended June 30, 2017
Balance as of April 1, 2017	$1,586	$1,248
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	1,640
Transfers to Loans Held for Sale	—	(1,877)
Variation Margin Payments	—	358
Balance as of June 30, 2017	$1,548	$1,369
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2017	$—	$1,369

Six Months Ended June 30, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(88)	1,505
Transfers to Loans Held for Sale	—	(1,580)
Variation Margin Payments	—	(428)
Balance as of June 30, 2018	$1,366	$391
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2018	$—	$391

Six Months Ended June 30, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(107)	2,908
Transfers to Loans Held for Sale	—	(2,950)
Variation Margin Payments	—	358
Balance as of June 30, 2017	$1,548	$1,369
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2017	$—	$1,369

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	June 30, 2018	Dec. 31, 2017	June 30, 2018	Dec. 31, 2017
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	6.45%	8.50%	$31,112	$28,170
		Discount Rate [2]	9.76%	8.87%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	91.95%	93.25%	$707	$789
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.02%	0.10%	$(316)	$105

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will increase the gain or loss.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by the Company’s secondary marketing system using historical data and the ratio is periodically reviewed by the Company.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of June 30, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2018
Loans Held for Sale	$16,025	$15,669	$356

December 31, 2017
Loans Held for Sale	$19,231	$18,854	$377
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2018 and 2017, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,595,891	$3,500,497	$362,782	$3,137,715	$—
Loans [1]	9,688,883	9,577,141	—	—	9,577,141

Financial Instruments - Liabilities
Time Deposits	1,713,323	1,699,097	—	1,699,097	—
Securities Sold Under Agreements to Repurchase	504,193	504,167	—	504,167	—
Other Debt [2]	225,000	223,424	—	223,424	—

December 31, 2017
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,928,170	$3,894,121	$373,640	$3,520,481	$—
Loans [1]	9,436,506	9,519,369	—	—	9,519,369

Financial Instruments - Liabilities
Time Deposits	1,688,092	1,679,684	—	1,679,684	—
Securities Sold Under Agreements to Repurchase	505,293	505,278	—	505,278	—
Other Debt [2]	250,000	248,520	—	248,520	—

[1]
Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion.  The fair value of loans as of December 31, 2017 was measured using an entry price notion.

[2]	Excludes capitalized lease obligations.

Note 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$11,356	$11,796	$22,537	$23,275
Service Charges on Deposit Accounts	3,214	3,823	6,788	7,856
Fees, Exchange, and Other Service Charges	11,457	11,279	23,050	22,034
Annuity and Insurance	1,758	1,999	2,901	3,890
Other	2,532	2,449	4,810	4,544
Noninterest Income (in-scope of Topic 606)	30,317	31,346	60,086	61,599
Noninterest Income (out-of-scope of Topic 606)	10,981	13,890	25,247	39,553
Total Noninterest Income	$41,298	$45,236	$85,333	$101,152

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and changes to such initiatives, such as the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

The Company’s business strategy is to use our unique market knowledge, prudent management discipline and brand strength to deliver exceptional value to our stakeholders.
Hawaii Economy

General economic conditions in Hawaii remained positive during the second quarter of 2018 due to a continuation of the strong tourism market, active construction industry, low unemployment, and robust real estate market.  For the first five months of 2018, total visitor arrivals increased 8.4% while total visitor spending increased 10.9% compared to the same period in 2017. The Hawaii statewide seasonally-adjusted unemployment rate was 2.1% in June 2018 compared to 4.0% nationally. For the first six months of 2018, the volume of single-family home sales on Oahu decreased 1.6%, while the volume of condominium sales on Oahu increased 1.3% compared with the same period in 2017.  The median price of single-family home sales and condominium sales on Oahu increased 3.9% and 6.5%, respectively, for the first six months of 2018 compared to the same period in 2017. As of June 30, 2018, months of inventory of single-family homes and condominiums on Oahu remained low at 2.7 months and 3.0 months, respectively.

Earnings Summary

Net income for the second quarter of 2018 was $54.7 million, an increase of $10.1 million or 23% compared to the same period in 2017.  Diluted earnings per share was $1.30 for the second quarter of 2018, an increase of $0.25 or 24% compared to the same period in 2017.

The Company’s higher earnings for the second quarter of 2018 were primarily due to the following:

•
The provision for income taxes for the second quarter of 2018 was $12.8 million, a decrease of $7.6 million or 37% compared to the same period in 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Cuts and Jobs Act. The effective tax rate for the second quarter of 2018 was 18.94%, down from 31.37% for the same period in 2017.

•
Net interest income for the second quarter of 2018 was $120.5 million, an increase of $8.2 million or 7% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. The Company’s net interest margin was 3.04% in the second quarter of 2018, an increase of 12 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields on our commercial loans, home equity loans, and investments portfolio increased. This increase was partially offset by an increase in rates offered on our deposit products and a decrease in automobile loan rates due to higher rate payoff activity and the addition of lower rate automobile loans to our portfolio.

This increase was partially offset by the following:

•	Salaries and benefits for the second quarter of 2018 were $52.1 million, an increase of $2.5 million or 5% compared to the same period in 2017 primarily due to merit and minimum wage increases.

•	Mortgage banking income for the second quarter of 2018 was $2.2 million, a decrease of $1.6 million or 43% compared to the same period in 2017 primarily due to lower loan sales.

•
Investment securities gains (losses), net totaled $(1.7) million in the second quarter of 2018 compared to $(0.5) million during the same period in 2017. In June 2018, Visa announced a reduction of the conversion ratio on its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which represents the amount that will become payable to the buyers of our Visa Class B shares in July 2018.

Net income for the first six months of 2018 was $108.8 million, an increase of $12.9 million or 13% compared to the same period in 2017. Diluted earnings per share was $2.57 for the first six months of 2018, an increase of $0.33 or 15% compared to the same period in 2017.

The Company’s higher earnings for the first six months of 2018 were primarily due to the following:

•
The provision for income taxes for the first six months of 2018 was $23.2 million, a decrease of $18.8 million or 45% compared to the same period in 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Cuts and Jobs Act. The effective tax rate for the first six months of 2018 was 17.60%, down from 30.50% for the same period in 2017. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the Company’s low income housing investments in the first quarter of 2018.

•
Net interest income for the first six months of 2018 was $239.5 million, an increase of $17.3 million or 8% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, combined with a higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Our net interest margin was 3.02% in the first six months of 2018, an increase of 12 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields on our commercial loans, home equity loans, and investments portfolio increased. This increase was partially offset by an increase in rates offered on our deposit products and a decrease in automobile loan rates due to higher rate payoff activity and the addition of lower rate automobile loans to our portfolio.

This increase was partially offset by the following:

•
Investment securities gains (losses), net totaled $(2.4) million for the first six months of 2018 compared to $11.6 million during the same period in 2017. The net losses in the first six months of 2018 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions combined with a $1.0 million liability related to a change in the Visa Class B share conversion ratio. The net gain in the first six months of 2017 was primarily due the sale of 90,000 Visa Class B shares.

•
Mortgage banking income for the first six months of 2018 was $4.3 million a decrease of $2.8 million or 39% compared to the same period in 2017. This decrease was primarily due to reduced sales of conforming saleable loans from our mortgage loan portfolio.

We maintained a strong balance sheet during the second quarter of 2018, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $10.1 billion as of June 30, 2018, an increase of $256.4 million or 3% from December 31, 2017 primarily due to growth in our commercial and consumer lending portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $108.2 million as of June 30, 2018, an increase of $0.8 million or 1% from December 31, 2017.  The Allowance represents 1.08% of total loans and leases outstanding as of June 30, 2018 and 1.10% of total loans and leases outstanding as of December 31, 2017. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of June 30, 2018, the total carrying value of our investment securities portfolio was $5.7 billion, a decrease of $472.4 million or 8% compared to December 31, 2017. During the first six months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Fannie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•
Total deposits were $14.9 billion as of June 30, 2018, an increase of $59.4 million or less than 1% from December 31, 2017 primarily due to an increase in consumer deposits offset by a decrease in commercial, public and other deposits.

•
Total shareholders’ equity was $1.2 billion as of June 30, 2018, an increase of $15.8 million or 1% from December 31, 2017.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2018, we acquired 497,021 shares of our common stock at a total cost of $42.2 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $47.5 million during the first six months of 2018.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
For the Period:
Operating Results
Net Interest Income	$120,496	$112,279	$239,452	$222,151
Provision for Credit Losses	3,500	4,250	7,625	8,650
Total Noninterest Income	41,298	45,236	85,333	101,152
Total Noninterest Expense	90,791	88,189	185,175	176,757
Net Income	54,718	44,662	108,758	95,838
Basic Earnings Per Share	1.31	1.05	2.59	2.26
Diluted Earnings Per Share	1.30	1.05	2.57	2.24
Dividends Declared Per Share	0.60	0.50	1.12	1.00

Performance Ratios
Return on Average Assets	1.30%	1.09%	1.29%	1.17%
Return on Average Shareholders’ Equity	17.68	14.87	17.71	16.22
Efficiency Ratio [1]	56.12	55.99	57.01	54.67
Net Interest Margin [2]	3.04	2.92	3.02	2.90
Dividend Payout Ratio [3]	45.80	47.62	43.24	44.25
Average Shareholders’ Equity to Average Assets	7.34	7.30	7.31	7.23

Average Balances
Average Loans and Leases	$9,962,860	$9,217,779	$9,883,746	$9,119,610
Average Assets	16,921,820	16,495,925	16,939,527	16,465,435
Average Deposits	14,709,299	14,253,149	14,714,752	14,236,112
Average Shareholders’ Equity	1,241,672	1,204,837	1,238,628	1,191,157

Market Price Per Share of Common Stock
Closing	$83.42	$82.97	$83.42	$82.97
High	88.92	84.99	89.09	90.80
Low	80.20	75.92	78.40	75.92

			June 30, 2018	December 31, 2017
As of Period End:
Balance Sheet Totals
Loans and Leases			$10,053,323	$9,796,947
Total Assets			17,124,162	17,089,052
Total Deposits			14,943,358	14,883,968
Other Debt			235,681	260,716
Total Shareholders’ Equity			1,247,717	1,231,868

Asset Quality
Non-Performing Assets			$15,157	$16,120
Allowance for Loan and Lease Losses			108,188	107,346
Allowance to Loans and Leases Outstanding			1.08%	1.10%

Capital Ratios
Common Equity Tier 1 Capital Ratio			13.27%	13.24%
Tier 1 Capital Ratio			13.27	13.24
Total Capital Ratio			14.47	14.46
Tier 1 Leverage Ratio			7.53	7.26
Total Shareholders’ Equity to Total Assets			7.29	7.21
Tangible Common Equity to Tangible Assets [4]			7.12	7.04
Tangible Common Equity to Risk-Weighted Assets [4]			12.68	12.84

Non-Financial Data
Full-Time Equivalent Employees			2,173	2,132
Branches			69	69
ATMs			385	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2018	December 31, 2017
Total Shareholders’ Equity	$1,247,717	$1,231,868
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,216,200	$1,200,351

Total Assets	$17,124,162	$17,089,052
Less: Goodwill	31,517	31,517
Tangible Assets	$17,092,645	$17,057,535
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$9,593,242	$9,348,296

Total Shareholders’ Equity to Total Assets	7.29%	7.21%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.12%	7.04%

Tier 1 Capital Ratio	13.27%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.68%	12.84%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017			June 30, 2018			June 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.9	$—	(0.52)%	$3.6	$—	0.29%	$2.9	$—	0.94%	$3.5	$—	0.42%
Funds Sold	185.2	0.8	1.81	353.5	0.7	0.78	194.9	1.6	1.64	448.3	1.6	0.70
Investment Securities
Available-for-Sale
Taxable	1,564.5	9.2	2.35	1,683.4	8.4	1.98	1,579.7	18.0	2.29	1,654.6	15.9	1.93
Non-Taxable	583.6	4.0	2.78	658.9	5.4	3.26	594.1	8.2	2.76	659.8	10.7	3.26
Held-to-Maturity
Taxable	3,471.7	19.2	2.22	3,596.1	18.4	2.05	3,551.0	39.0	2.20	3,592.9	36.6	2.04
Non-Taxable	237.1	1.9	3.17	240.9	2.3	3.88	237.6	3.8	3.17	241.4	4.7	3.88
Total Investment Securities	5,856.9	34.3	2.35	6,179.3	34.5	2.23	5,962.4	69.0	2.32	6,148.7	67.9	2.21
Loans Held for Sale	14.8	0.2	4.44	23.8	0.2	4.04	14.5	0.3	4.11	27.1	0.6	4.01
Loans and Leases [1]
Commercial and Industrial	1,307.6	12.8	3.92	1,251.2	10.9	3.51	1,294.3	24.6	3.83	1,257.4	21.5	3.44
Commercial Mortgage	2,123.5	21.9	4.13	1,946.3	18.4	3.80	2,110.0	42.4	4.06	1,914.1	35.9	3.78
Construction	183.4	2.2	4.82	240.0	2.8	4.70	186.4	4.3	4.63	249.5	5.7	4.62
Commercial Lease Financing	179.4	1.0	2.24	208.0	1.2	2.27	179.5	2.0	2.22	208.3	2.3	2.22
Residential Mortgage	3,526.9	33.6	3.81	3,272.7	31.1	3.80	3,502.6	66.9	3.82	3,237.4	62.0	3.83
Home Equity	1,612.7	15.1	3.76	1,445.8	13.1	3.62	1,604.1	29.7	3.73	1,406.8	25.0	3.59
Automobile	573.6	5.7	3.97	474.1	5.9	4.97	557.7	11.3	4.08	467.9	11.6	5.01
Other [2]	455.8	8.9	7.86	379.7	7.6	8.06	449.1	17.6	7.88	378.2	15.0	7.98
Total Loans and Leases	9,962.9	101.2	4.07	9,217.8	91.0	3.96	9,883.7	198.8	4.04	9,119.6	179.0	3.95
Other	39.8	0.4	3.43	41.0	0.2	2.03	40.3	0.7	3.19	40.5	0.4	2.16
Total Earning Assets [3]	16,062.5	136.9	3.41	15,819.0	126.6	3.21	16,098.7	270.4	3.37	15,787.7	249.5	3.17
Cash and Due From Banks	251.0			120.8			239.9			126.5
Other Assets	608.3			556.1			600.9			551.2
Total Assets	$16,921.8			$16,495.9			$16,939.5			$16,465.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,969.8	$1.2	0.16%	$2,862.7	$0.5	0.07%	$2,974.0	$1.9	0.13%	$2,864.6	$0.8	0.06%
Savings	5,392.2	3.1	0.23	5,376.9	1.6	0.12	5,379.3	5.3	0.20	5,391.4	2.9	0.11
Time	1,705.7	5.2	1.21	1,480.5	2.9	0.78	1,709.6	9.8	1.16	1,397.5	5.0	0.72
Total Interest-Bearing Deposits	10,067.7	9.5	0.38	9,720.1	5.0	0.21	10,062.9	17.0	0.34	9,653.5	8.7	0.18
Short-Term Borrowings	21.0	0.1	1.80	36.5	0.1	1.10	20.0	0.2	1.64	23.1	0.1	0.91
Securities Sold Under Agreements to Repurchase	505.1	4.6	3.62	505.3	5.1	3.98	505.2	9.2	3.61	508.8	10.2	4.01
Other Debt	235.7	0.9	1.56	267.9	1.1	1.66	246.3	1.9	1.55	267.9	2.2	1.66
Total Interest-Bearing Liabilities	10,829.5	15.1	0.56	10,529.8	11.3	0.43	10,834.4	28.3	0.52	10,453.3	21.2	0.41
Net Interest Income		$121.8			$115.3			$242.1			$228.3
Interest Rate Spread			2.85%			2.78%			2.85%			2.76%
Net Interest Margin			3.04%			2.92%			3.02%			2.90%
Noninterest-Bearing Demand Deposits	4,641.6			4,533.0			4,651.9			4,582.6
Other Liabilities	209.0			228.3			214.6			238.3
Shareholders’ Equity	1,241.7			1,204.8			1,238.6			1,191.2
Total Liabilities and Shareholders’ Equity	$16,921.8			$16,495.9			$16,939.5			$16,465.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% for 2018 and 35% for 2017, of $1.3 million and $3.1 million for the three and six months ended June 30, 2018, and of $3.1 million and $6.1 million for the three and six months ended June 30, 2017, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2018
	Compared to June 30, 2017
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(1.3)	$1.3	$—
Investment Securities
Available-for-Sale
Taxable	(0.8)	2.9	2.1
Non-Taxable	(1.0)	(1.5)	(2.5)
Held-to-Maturity
Taxable	(0.4)	2.8	2.4
Non-Taxable	(0.1)	(0.8)	(0.9)
Total Investment Securities	(2.3)	3.4	1.1
Loans Held for Sale	(0.3)	—	(0.3)
Loans and Leases
Commercial and Industrial	0.6	2.5	3.1
Commercial Mortgage	3.8	2.7	6.5
Construction	(1.4)	—	(1.4)
Commercial Lease Financing	(0.3)	—	(0.3)
Residential Mortgage	5.0	(0.1)	4.9
Home Equity	3.6	1.1	4.7
Automobile	2.0	(2.3)	(0.3)
Other [2]	2.8	(0.2)	2.6
Total Loans and Leases	16.1	3.7	19.8
Other	—	0.3	0.3
Total Change in Interest Income	12.2	8.7	20.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	1.1	1.1
Savings	—	2.4	2.4
Time	1.3	3.5	4.8
Total Interest-Bearing Deposits	1.3	7.0	8.3
Short-Term Borrowings	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	(0.1)	(0.9)	(1.0)
Other Debt	(0.2)	(0.1)	(0.3)
Total Change in Interest Expense	1.0	6.1	7.1

Change in Net Interest Income	$11.2	$2.6	$13.8

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $120.5 million for the second quarter of 2018, an increase of $8.2 million or 7% compared to the same period in 2017. On a taxable-equivalent basis, net interest income was $121.8 million for the second quarter of 2018, an increase of $6.5 million or 6% compared to the same period in 2017. Net interest income was $239.5 million for the first six months of 2018, an increase of $17.3 million or 8% compared to the same period in 2017. On a taxable-equivalent basis, net interest income was $242.1 million for the first six months of 2018, an increase of $13.8 million or 6% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.04% for the second quarter of 2018, an increase of 12 basis points compared to the same period in 2017. Net interest margin was 3.02% for the first six months of 2018, an increase of 12 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017.

Yields on our earning assets increased by 20 basis points in both the second quarter and the first six months of 2018 compared to the same periods in 2017 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yield increases in our commercial and industrial, commercial mortgage, and home equity loans are primarily due to higher yields on floating rate loans. Yields on our commercial and industrial loans increased by 41 basis points in the second quarter of 2018 and by 39 basis points in the first six months of 2018 compared to the same periods in 2017. Yields on our commercial mortgage loans increased by 33 basis points in the second quarter of 2018 and by 28 basis points in the first six months of 2018 compared to the same periods in 2017. In addition, yields on our home equity loans also increased by 14 basis points in both the second quarter of 2018 and the first six months of 2018 compared to the same periods in 2017. Yields on our investment securities portfolio increased by 12 basis points in the second quarter of 2018 and by 11 basis points in the first six months of 2018 compared to the same periods in 2017 primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by a 100 basis point decrease in our automobile loan portfolios in the second quarter of 2018 and by 93 basis points in the first six months of 2018 compared to the same periods in 2017.

Interest rates paid on our interest-bearing liabilities increased by 13 basis points in the second quarter of 2018, and 11 basis points in the first six months of 2018 compared to the same periods in 2017. Increases to our funding costs are primarily due to higher rates paid on our interest-bearing deposits. Interest rates paid on our time deposits increased by 43 basis points in the second quarter of 2018 and by 44 basis points in the first six months of 2018 compared to the same periods in 2017, a reflection of the higher interest rate environment. The average balances of core deposits increased by $122.4 million in the second quarter of 2018 and by $97.2 million in the first six months of 2018 compared to the same periods 2017. The higher funding costs were partially offset by the lower rates paid on our securities sold under agreements to repurchase. Interest rates paid on our repurchase agreements decreased by 36 basis points in the second quarter of 2018 and by 40 basis points in the first six months of 2018 compared to the same periods in 2017 primarily due to the restructuring of three repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements had a weighted-average interest rate of 3.94%. The restructuring of the agreements lowered the weighted-average interest rate to 2.70% effective June 2017.

Average balances of our earning assets increased by $243.5 million or 2% in the second quarter of 2018 and by $311.0 million or 2% in the first six months of 2018 compared to the same periods in 2017 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $745.1 million in the second quarter of 2018 and by $764.1 million in the first six months of 2018 compared to the same periods in 2017. The average balance of our residential mortgage portfolio increased by $254.2 million in the second quarter of 2018 and by $265.2 million in the first six months of 2018 compared to the same periods in 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our home equity portfolio increased by $166.9 million in the second quarter of 2018 and by $197.3 million in the first six months of 2018 compared to the same periods in 2017 due in large part to the continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. In addition, utilization on new and existing home equity lines remained steady during 2018. The average balance of our commercial mortgage portfolio increased by $177.2 million in the second quarter of 2018 and by $195.9 million in the first six months of 2018 compared to the same periods in 2017 as a result of continued demand from new and existing customers as a result of a healthy Hawaii economy. Partially offsetting the increase in the average balances of our loans and leases portfolio was a $322.4 million decrease in the average balance of our total investment securities portfolio in the second quarter of 2018 and a $186.3 million decrease in the first six months of 2018 compared to the same periods in 2017 primarily due to the shift in the mix of our earning assets from investment securities to loans.

Average balances of our interest-bearing liabilities increased by $299.7 million or 3% in the second quarter of 2018 and by $381.1 million or 4% in the first six months of 2018 compared to the same periods in 2017 primarily due to growth in our time deposits, along with continued growth in our relationship checking products. Additionally, average balances of our time deposits increased by $225.2 million in the second quarter of 2018 and by $312.1 million in the first six months of 2018, while interest-bearing demand accounts increased by $107.1 million for the second quarter of 2018 and by $109.4 million in the first six months of 2018 compared to the same periods in 2017.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $3.5 million in the second quarter of 2018 compared to a $4.3 million provision in the same period in 2017. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $3.9 million or 9% in the second quarter of 2018 and by $15.8 million or 16% for the first six months of 2018 compared to the same period in 2017.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Trust and Asset Management	$11,356	$11,796	$(440)	$22,537	$23,275	$(738)
Mortgage Banking	2,179	3,819	(1,640)	4,324	7,119	(2,795)
Service Charges on Deposit Accounts	6,865	8,009	(1,144)	13,994	16,334	(2,340)
Fees, Exchange, and Other Service Charges	14,400	13,965	435	28,733	27,297	1,436
Investment Securities Gains (Losses), Net	(1,702)	(520)	(1,182)	(2,368)	11,613	(13,981)
Annuity and Insurance	1,847	2,161	(314)	3,053	4,156	(1,103)
Bank-Owned Life Insurance	1,796	1,550	246	3,638	3,047	591
Other Income	4,557	4,456	101	11,422	8,311	3,111
Total Noninterest Income	$41,298	$45,236	$(3,938)	$85,333	$101,152	$(15,819)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.3 billion and $9.0 billion as of June 30, 2018 and 2017, respectively.  Trust and asset management income decreased by $0.4 million or 4% in the second quarter of 2018 and by $0.7 million or 3% for the first six months of 2018 compared to the same periods in 2017 due to a decrease in termination, transfer, and real estate service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $1.6 million or 43% in the second quarter of 2018 and by $2.8 million or 39% for the first six months of 2018 compared to the same periods in 2017. This decrease was primarily due to reduced sales of conforming saleable loans from our mortgage loan portfolio.

Service charges on deposit accounts decreased by $1.1 million or 14% in the second quarter of 2018 compared to the same period in 2017. This decrease was primarily due to a $0.7 million decrease in account analysis fees and a $0.5 million decrease in overdraft fees. Service charges on deposit accounts decreased by $2.3 million or 14% for the first six months of 2018 compared to the same periods in 2017 primarily due to a $1.3 million decrease in overdraft and a $1.2 million decrease in account analysis fees partially offset by an increase in other service and monthly fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.4 million or 3% in the second quarter of 2018 and by $1.4 million or 5% for the first six months of 2018 compared to the same periods in 2017. This year-to-date increase was primarily due to $1.2 million in merchant income, which was recorded as a reduction of other noninterest expense in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance.

Investment securities gains (losses), net totaled $(1.7) million in the second quarter of 2018 compared to $(0.5) million during the same period in 2017. In June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which represents the amount due to the buyers of our Visa Class B shares in July 2018. Investment securities gains (losses), net totaled $(2.4) million in the first six months of 2018 compared to net gains on sales of investment securities of $11.6 million during the same period in 2017. The net loss in 2018 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions combined with the aforementioned Visa Class B conversion ratio liability. The net gain in 2017 was primarily due to a gain on the sale of 90,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (135,296 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 3,600 Visa Class B shares to the Bank of Hawaii Foundation in the second quarter of 2018.

Annuity and insurance income decreased by $0.3 million or 15% in the second quarter of 2018 and by $1.1 million or 27% for the first six months of 2018 compared to the same periods in 2017. This decrease was primarily due to lower sales of our annuity products.

Bank-owned life insurance increased by $0.2 million or 16% in the second quarter of 2018 and by $0.6 million or 19% for the first six months of 2018 compared to the same periods in 2017. This increase was primarily due to death benefits received.

Other noninterest income remained relatively unchanged in the second quarter of 2018 compared to the same period in 2017. Other noninterest income increased by $3.1 million or 37% for the first six months of 2018 compared to the same period in 2017 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

Noninterest Expense

Noninterest expense increased by $2.6 million or 3% in the second quarter of 2018 and by $8.4 million or 5% for the first six months of 2018 compared to the same periods in 2017.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Salaries	$33,269	$30,553	$2,716	$65,973	$59,978	$5,995
Incentive Compensation	4,416	5,125	(709)	9,594	10,899	(1,305)
Share-Based Compensation	2,423	2,879	(456)	4,504	5,182	(678)
Commission Expense	1,272	1,791	(519)	2,226	3,627	(1,401)
Retirement and Other Benefits	4,178	3,722	456	9,019	8,326	693
Payroll Taxes	2,568	2,427	141	6,740	6,371	369
Medical, Dental, and Life Insurance	3,820	3,136	684	7,281	6,415	866
Separation Expense	202	43	159	1,233	43	1,190
Total Salaries and Benefits	52,148	49,676	2,472	106,570	100,841	5,729
Net Occupancy	8,588	8,131	457	17,122	16,299	823
Net Equipment	5,845	5,706	139	11,372	11,207	165
Data Processing	4,563	3,881	682	8,454	7,291	1,163
Professional Fees	2,546	2,592	(46)	5,319	5,371	(52)
FDIC Insurance	2,182	2,097	85	4,339	4,306	33
Other Expense:
Delivery and Postage Services	2,132	2,207	(75)	4,421	4,540	(119)
Mileage Program Travel	1,208	1,210	(2)	2,343	2,335	8
Merchant Transaction and Card Processing Fees	1,196	1,099	97	2,524	2,036	488
Advertising	1,253	1,269	(16)	2,508	2,551	(43)
Amortization of Solar Energy Partnership Investments	916	848	68	1,832	1,696	136
Other	8,214	9,473	(1,259)	18,371	18,284	87
Total Other Expense	14,919	16,106	(1,187)	31,999	31,442	557
Total Noninterest Expense	$90,791	$88,189	$2,602	$185,175	$176,757	$8,418

Total salaries and benefits expense increased by $2.5 million or 5% in the second quarter of 2018 compared to the same period in 2017 primarily due to merit and minimum wage increases. In addition, medical expenses increased by $0.7 million. These increases were partially offset by a $0.7 million decrease in incentive compensation. Total salaries and benefits expense increased by $5.7 million or 6% for the first six months of 2018 compared to the same period in 2017. This increase was primarily due to merit and minimum wage increases. In addition, separation expense increased by $1.2 million. These increases were partially offset by a $1.4 million decrease in commission expense due to a decrease in loan origination and refinancing activity coupled with lower sales of annuity products. In addition, incentive compensation decreased by $1.3 million.

Net occupancy increased by $0.5 million or 6% in the second quarter of 2018 and by $0.8 million or 5% for the first six months of 2018 compared to the same periods in 2017. Net occupancy increased by $0.3 million in the second quarter of 2018 and by $0.5 million for the first six months of 2018 due to ATM lease space rental costs. These costs were recorded as a reduction of ATM fee income in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance.

Data processing increased by $0.7 million or 18% in the second quarter of 2018 and by $1.2 million or 16% for the first six months of 2018 compared to the same periods in 2017 due to ongoing information technology projects.

Total other expense decreased by $1.2 million or 7% in the second quarter of 2018 compared to the same period in 2017 due to decreases in the provision for unfunded commitments ($0.3 million), business travel ($0.3 million), and temporary services ($0.3 million). Total other expense increased by $0.6 million or 2% for the first six months of 2018 compared to the same periods in 2017 primarily due to a $2.0 million legal reserve recorded in first quarter 2018 partially offset by decreases in temporary services ($0.4 million) and business travel ($0.3 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for Income Taxes	$12,785	$20,414	$23,227	$42,058
Effective Tax Rates	18.94%	31.37%	17.60%	30.50%

The effective tax rate for the second quarter of 2018 was 18.94%, down from 31.37% for the same period in 2017. The lower effective rate in the second quarter of 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Cuts and Jobs Act. Also favorably impacting our effective tax rate in 2018 was a $0.5 million tax benefit from the exercise of stock options and the vesting of restricted stock. The other significant transaction that favorably impacted our effective tax rate was an early buyout of our equity interest in a leveraged lease, which resulted in a $0.5 million credit. These were partially offset by the reduced tax benefit from municipal bonds due to the lower corporate tax rate.

The effective tax rate for the first six months of 2018 was 17.60%, down from 30.50% for the same period in 2017. The effective tax rate for the first six months of 2018 was favorably impacted by the aforementioned reduction in the federal corporate tax rate. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.7 billion as of June 30, 2018, a decrease of $472.4 million or 8% compared to December 31, 2017. As of June 30, 2018, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years.

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

During the first six months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Fannie Mae. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of June 30, 2018, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2018, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of June 30, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.4 years.

Gross unrealized gains in our investment securities portfolio were $22.6 million as of June 30, 2018 and $36.6 million as of December 31, 2017.  Gross unrealized losses on our temporarily impaired investment securities were $138.8 million as of June 30, 2018 and $73.9 million as of December 31, 2017. The higher unrealized losses were primarily caused by the higher interest rate environment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of June 30, 2018, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $478.1 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Approximately 78% of our Hawaii municipal bond holdings were general obligation issuances. As of June 30, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,282,967	$1,279,347
Commercial Mortgage	2,169,357	2,103,967
Construction	185,350	202,253
Lease Financing	178,598	180,931
Total Commercial	3,816,272	3,766,498
Consumer
Residential Mortgage	3,548,444	3,466,773
Home Equity	1,622,314	1,585,455
Automobile	592,705	528,474
Other [1]	473,588	449,747
Total Consumer	6,237,051	6,030,449
Total Loans and Leases	$10,053,323	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2018 increased by $256.4 million or 3% from December 31, 2017 primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of June 30, 2018 increased by $49.8 million or 1% from December 31, 2017.  Commercial and industrial loans remained relatively unchanged from December 31, 2017. Commercial mortgage loans increased by $65.4 million or 3% from December 31, 2017 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong. Construction loans decreased by $16.9 million or 8% from December 31, 2017 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing remained relatively unchanged from December 31, 2017.

Consumer loans and leases as of June 30, 2018 increased by $206.6 million or 3% from December 31, 2017.  Residential mortgage loans increased by $81.7 million or 2% from December 31, 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. Home equity lines and loans increased by $36.9 million or 2% from December 31, 2017 as a result of continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2018. Automobile loans increased by $64.2 million or 12% from December 31, 2017 primarily driven by healthy automobile loan demand and competitive loan programs. Other consumer loans increased by $23.8 million or 5% from December 31, 2017, primarily due to growth in our automobile leasing and installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2018
Commercial
Commercial and Industrial	$1,114,342	$82,585	$84,544	$635	$861	$1,282,967
Commercial Mortgage	1,849,188	56,323	263,369	477	—	2,169,357
Construction	185,350	—	—	—	—	185,350
Lease Financing	55,662	118,571	908	—	3,457	178,598
Total Commercial	3,204,542	257,479	348,821	1,112	4,318	3,816,272
Consumer
Residential Mortgage	3,467,736	—	79,092	1,616	—	3,548,444
Home Equity	1,584,809	625	35,638	1,242	—	1,622,314
Automobile	468,233	—	117,500	6,972	—	592,705
Other [3]	394,276	—	50,443	28,869	—	473,588
Total Consumer	5,915,054	625	282,673	38,699	—	6,237,051
Total Loans and Leases	$9,119,596	$258,104	$631,494	$39,811	$4,318	$10,053,323

December 31, 2017
Commercial
Commercial and Industrial	$1,119,348	$99,099	$59,233	$762	$905	$1,279,347
Commercial Mortgage	1,837,831	57,331	208,805	—	—	2,103,967
Construction	189,401	—	—	12,852	—	202,253
Lease Financing	53,329	123,619	1,071	—	2,912	180,931
Total Commercial	3,199,909	280,049	269,109	13,614	3,817	3,766,498
Consumer
Residential Mortgage	3,382,961	—	82,026	1,786	—	3,466,773
Home Equity	1,547,619	867	35,718	1,251	—	1,585,455
Automobile	423,364	—	101,680	3,430	—	528,474
Other [3]	373,941	—	46,703	29,103	—	449,747
Total Consumer	5,727,885	867	266,127	35,570	—	6,030,449
Total Loans and Leases	$8,927,794	$280,916	$535,236	$49,184	$3,817	$9,796,947

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

Our Hawaii loan and lease portfolio increased by $191.8 million or 2% from December 31, 2017, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank and Federal Reserve Bank Stock	$39,796	$40,645
Derivative Financial Instruments	15,212	10,518
Low-Income Housing and Other Equity Investments	82,940	87,632
Deferred Compensation Plan Assets	32,400	29,230
Prepaid Expenses	11,305	7,944
Accounts Receivable	38,318	43,195
Other	43,081	33,432
Total Other Assets	$263,052	$252,596

Total other assets increased by $10.5 million or 4% from December 31, 2017. The increase was primarily due to a $5.9 million increase in principal receivables mainly related to matured securities in the second quarter of 2018. In addition, derivative financial instruments increased $4.7 million primarily due to the fair value increase of our interest rate swap agreement assets, which is affected by prevailing interest rates.  Due to our risk mitigating strategies in structuring these agreements, fair value changes to our swap agreement assets are offset with similar fair value changes to our swap agreement liabilities.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2018	December 31, 2017
Consumer	$7,672,435	$7,478,228
Commercial	5,921,414	5,973,763
Public and Other	1,349,509	1,431,977
Total Deposits	$14,943,358	$14,883,968

Total deposits were $14.9 billion as of June 30, 2018, an increase of $59.4 million or less than 1% from December 31, 2017. Consumer deposits increased by $194.2 million primarily due to $190.7 million increase in time deposits. This increase was partially offset by an $82.5 million decrease in public and other deposits. In addition, commercial deposits decreased by $52.3 million primarily resulting from a decline in analyzed business checking accounts.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2018	December 31, 2017
Money Market	$1,835,984	$1,827,090
Regular Savings	3,553,779	3,561,923
Total Savings Deposits	$5,389,763	$5,389,013

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2018	December 31, 2017
Private Institutions	$500,000	$500,000
Government Entities	4,193	5,293
Total Securities Sold Under Agreements to Repurchase	$504,193	$505,293

Securities sold under agreements to repurchase was $504.2 million and $505.3 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the weighted-average maturity was 152 days for our repurchase agreements with government entities and 3.1 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.5 years.  As of June 30, 2018, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 0.88% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank Advances	$225,000	$250,000
Capital Lease Obligations	10,681	10,716
Total	$235,681	$260,716

Other debt was $235.7 million as of June 30, 2018, a decrease of $25.0 million or 10% from December 31, 2017. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2018. As of June 30, 2018, our FHLB advances had a weighted-average interest rate of 1.28% with maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of June 30, 2018, our remaining unused line of credit with the FHLB was $2.1 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Retail Banking	$22,424	$21,410	$41,441	$40,757
Commercial Banking	23,118	19,013	44,653	37,959
Investment Services and Private Banking	6,533	4,203	11,989	7,815
Total	52,075	44,626	98,083	86,531
Treasury and Other	2,643	36	10,675	9,307
Consolidated Total	$54,718	$44,662	$108,758	$95,838

Retail Banking

Net income increased by $1.0 million or 5% in the second quarter of 2018 compared to the same period in 2017 primarily due to a decrease in the effective income tax rate used to allocate the provision for income taxes. This was partially offset by decreases in noninterest income and net interest income, and an increase in the Provision. Noninterest income decreased primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased in the second quarter of 2018 compared to the same period in 2017. The decrease in net interest income was primarily due to lower average rates in the segment’s loan portfolio and lower average balances in the segment’s deposit portfolio, the latter primarily due to the transfer of deposits to the Investment Services and Private Banking segment. This was partially offset by higher average rates in the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. The increase in the Provision was primarily due to higher net charge-offs in the segment’s small business, personal credit line, and home equity loan portfolios, partially offset by lower net charge-offs in the segment’s mortgage loan and auto loan portfolios.

Net income increased by $0.7 million or 2% in the first half of 2018 compared to the same period in 2017 primarily due to a decrease in the effective income tax rate used to allocate the provision for income taxes. This was partially offset by decreases in noninterest income and net interest income and an increase in noninterest expense. In addition, the Provision increased. The decrease in noninterest income was primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased in the first half of 2018 compared to the same period in 2017. The decrease in net interest income was primarily due to lower average rates in the segment’s loan portfolio and lower average balances in the segment’s deposit portfolio, the latter primarily due to the transfer of deposits to the Investment Services and Private Banking segment. This was partially offset by higher average rates in the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. Noninterest expense increased primarily due to a $2.0 million increase in legal reserves recorded in the first quarter of 2018 and higher allocated technology expense and allocated finance expense. This was partially offset by the reclassification in the first half of 2018 of certain ATM and debit transaction processing fees as contra revenue, and a decrease in professional fees. The increase in the Provision was primarily due to higher net charge-offs in the segment’s small business, credit card and installment loan portfolios, partially offset by lower net charge-offs in the segment’s mortgage loan and home equity portfolios.

Commercial Banking

Net income increased by $4.1 million or 22% in the second quarter of 2018 compared to the same period in 2017 primarily due to an increase in net interest income and to a decrease in the provision for income taxes. This was partially offset by a decrease in noninterest income and to an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio, and partially due to growth in the segment’s loan portfolio. The decrease in noninterest income was due to lower account analysis fees as a result of higher earnings credit rates on customer accounts, and to lower net gains on sale of equipment leases. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

Net income increased by $6.7 million or 18% for the first six months of 2018 compared to the same period in 2017 primarily to an increase in net interest income and to a decrease in the provision for income taxes. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio, and partially due to growth in the segment’s loan portfolio. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

Investment Services and Private Banking

Net income increased by $2.3 million or 55% in the second quarter of 2018 compared to the same period in 2017 primarily due to an increase in net interest income which was partially offset by higher noninterest expense and lower noninterest income. The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses. The decrease in noninterest income was primarily driven by a decrease in trust service fees.

Net income increased by $4.2 million or 53% for the first six months of 2018 compared to the same period in 2017 primarily due to an increase in net interest income offset by an increase in noninterest expense and a decrease in noninterest income. The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio. The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses. The decrease in noninterest income was driven by lower annuity sales and lower trust service fees.

Treasury and Other

Net income increased to $2.6 million in the second quarter of 2018 from less than $0.1 million in the same period in 2017 primarily due to an increase in net interest income and a reduction in the Provision partially offset by lower non-interest income.  The reduction in non-interest income was primarily due to a $1.0 million liability related to a change in the Visa Class B conversion ratio.

Net income increased by $1.4 million or 15% for the first six months of 2018 compared to the same period in 2017 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income. The increase in net interest income was primarily due to an increase in funding income related to lending activities and interest income from investment securities resulting from an increase in associated yields. This was partially offset by higher deposit funding costs. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in noninterest income was primarily due to the sale of 90,000 Visa Class B shares in the first quarter of 2017. Partially offsetting this was a $2.8 million distribution from a low-income housing investment sale in the first quarter of 2018.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2018, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2018.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2018	December 31, 2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$917	$448
Commercial Mortgage	659	1,398
Total Commercial	1,576	1,846
Consumer
Residential Mortgage	6,722	9,243
Home Equity	3,933	3,991
Total Consumer	10,655	13,234
Total Non-Accrual Loans and Leases	12,231	15,080
Foreclosed Real Estate	2,926	1,040
Total Non-Performing Assets	$15,157	$16,120

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$2	$—
Commercial Mortgage	5,680	—
Total Commercial	5,682	—
Consumer
Residential Mortgage	2,281	$2,703
Home Equity	3,016	1,624
Automobile	674	886
Other [1]	1,660	1,934
Total Consumer	7,631	7,147
Total Accruing Loans and Leases Past Due 90 Days or More	$13,313	$7,147
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$50,212	$55,672
Total Loans and Leases	$10,053,323	$9,796,947
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.15%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.15%	0.16%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.04%	0.05%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.22%	0.24%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.28%	0.24%
Changes in Non-Performing Assets
Balance as of December 31, 2017	$16,120
Additions	4,281
Reductions
Payments	(3,098)
Return to Accrual Status	(1,396)
Sales of Foreclosed Real Estate	(421)
Charge-offs/Write-downs	(329)
Total Reductions	(5,244)
Balance as of June 30, 2018	$15,157

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $15.2 million as of June 30, 2018, a decrease of $1.0 million or 6% from December 31, 2017.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.15% as of June 30, 2018 and 0.16% as of December 31, 2017.

Commercial and industrial non-accrual loans increased by $0.5 million or 105% from December 31, 2017 primarily due to the addition of one borrower. We have evaluated this borrower for impairment and recorded no partial charge-offs in the first six months of 2018.

Commercial mortgage non-accrual loans were $0.7 million as of June 30, 2018, a decrease of $0.7 million or 53% from December 31, 2017 due to payoff of two loans. We have evaluated the remaining commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $2.5 million or 27% from December 31, 2017 primarily due to transfers to foreclosed real estate and from loans returning to accrual status.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judicial foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of June 30, 2018, our residential mortgage non-accrual loans were comprised of 25 loans with a weighted average current loan-to-value ratio of 56%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.9 million or 181% from December 31, 2017 due to the addition of four residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $13.3 million as of June 30, 2018, a $6.2 million or 86% increase from December 31, 2017. The increase was primarily due to one commercial mortgage loan.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $54.2 million as of June 30, 2018 and $61.2 million as of December 31, 2017, and had a related Allowance of $3.9 million as of June 30, 2018 and December 31, 2017.  As of June 30, 2018, we have recorded cumulative charge-offs of $12.4 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$6,467	$8,486
Commercial Mortgage	2,768	9,205
Construction	1,374	1,416
Total Commercial	10,609	19,107
Consumer
Residential Mortgage	20,619	21,581
Home Equity	2,488	1,965
Automobile	16,010	14,811
Other [1]	2,864	2,645
Total Consumer	41,981	41,002
Total	$52,590	$60,109

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $7.5 million or 13% from December 31, 2017. The decrease was primarily due to the full repayments of commercial mortgage loans during the second quarter of 2018. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$114,760	$111,636	$114,168	$110,845
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(485)	(124)	(691)	(298)
Consumer
Residential Mortgage	(3)	(506)	(100)	(689)
Home Equity	(44)	(282)	(135)	(645)
Automobile	(1,515)	(1,512)	(3,769)	(3,802)
Other [1]	(3,614)	(3,063)	(6,954)	(5,757)
Total Loans and Leases Charged-Off	(5,661)	(5,487)	(11,649)	(11,191)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	366	265	694	601
Lease Financing	—	1	—	1
Consumer
Residential Mortgage	214	264	434	368
Home Equity	451	838	1,076	1,346
Automobile	738	607	1,337	1,227
Other [1]	642	551	1,325	1,078
Total Recoveries on Loans and Leases Previously Charged-Off	2,411	2,526	4,866	4,621
Net Loans and Leases Charged-Off	(3,250)	(2,961)	(6,783)	(6,570)
Provision for Credit Losses	3,500	4,250	7,625	8,650
Provision for Unfunded Commitments	—	250	—	250
Balance at End of Period [2]	$115,010	$113,175	$115,010	$113,175

Components
Allowance for Loan and Lease Losses	$108,188	$106,353	$108,188	$106,353
Reserve for Unfunded Commitments	6,822	6,822	6,822	6,822
Total Reserve for Credit Losses	$115,010	$113,175	$115,010	$113,175

Average Loans and Leases Outstanding	$9,962,860	$9,217,779	$9,883,746	$9,119,610

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.13%	0.13%	0.14%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.08%	1.13%	1.08%	1.13%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2018, the Allowance was $108.2 million or 1.08% of total loans and leases outstanding, compared with an Allowance of $107.3 million or 1.10% of total loans and leases outstanding as of December 31, 2017.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.3 million or 0.13% of total average loans and leases, on an annualized basis, in the second quarter of 2018 compared to net charge-offs of $3.0 million or 0.13% of total average loans and leases, on an annualized basis, in the second quarter of 2017. Net charge-offs on loans and leases were $6.8 million or 0.14% of total average loans and leases, on an annualized basis, for the first six months of 2018 compared to net charge-offs of $6.6 million or 0.15% of total average loans and leases, on an annualized basis, in the first six months of 2017. Net charge-offs were primarily reflected in our consumer portfolios, totaling $6.8 million and $6.9 million for the first six months of 2018 and 2017, respectively.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2018, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of June 30, 2018, unchanged from December 31, 2017. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2018, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Since deposit costs are already at low levels, we believe that lower interest rates are unlikely to significantly impact our funding costs. Based on our net interest income simulation as of June 30, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2018 was slightly less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2018		December 31, 2017
Gradual Change in Interest Rates (basis points)
+200	$12,638	2.6%	$12,420	2.6%
+100	6,769	1.4	6,622	1.4
-100	(6,759)	(1.4)	(6,789)	(1.4)

Immediate Change in Interest Rates (basis points)
+200	$28,332	5.7%	$29,876	6.2%
+100	14,866	3.0	16,328	3.4
-100	(19,252)	(3.9)	(21,653)	(4.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2018, we had additional borrowing capacity of $2.1 billion from the FHLB and $545.7 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2018.  As of June 30, 2018, cash and cash equivalents were $677.8 million, the carrying value of our available-for-sale investment securities was $2.1 billion, and total deposits were $14.9 billion.  As of June 30, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.4 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2018, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2018, shareholders’ equity was $1.2 billion, an increase of $15.8 million or 1% from December 31, 2017. For the first six months of 2018, net income of $108.8 million, common stock issuances of $4.4 million, share-based compensation of $4.1 million were partially offset by other comprehensive loss of $11.7 million, cash dividends paid of $47.5 million, and common stock repurchased of $42.2 million. In the first six months of 2018, included in the amount of common stock repurchased were 457,500 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $84.67 and a total cost of $38.7 million. From the beginning of our share repurchase program in July 2001 through June 30, 2018, we repurchased a total of 54.6 million shares of common stock and returned a total of $2.11 billion to our shareholders at an average cost of $38.68 per share.

From July 1, 2018 through July 17, 2018, the Parent repurchased an additional 53,000 shares of common stock at an average cost of $84.63 per share for a total of $4.5 million. Remaining buyback authority under our share repurchase program was
$76.8 million as of July 17, 2018. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2018, the Parent’s Board of Directors declared a quarterly cash dividend of $0.60 per share on the Parent’s outstanding shares.  The dividend will be payable on September 17, 2018 to shareholders of record at the close of business on August 31, 2018.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of June 30, 2018 and December 31, 2017.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2018	December 31, 2017
	Regulatory Capital
	Shareholders’ Equity	$1,247,717	$1,231,868
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(33,252)	(27,715)
	Net Unrealized Gains (Losses) on Investment Securities [2]	(20,603)	(7,000)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,273,052	1,238,063

	Tier 1 Capital	1,273,052	1,238,063
	Allowable Reserve for Credit Losses	115,010	114,168
	Total Regulatory Capital	$1,388,062	$1,352,231

	Risk-Weighted Assets	$9,593,242	$9,348,296

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.27%	13.24%
	Tier 1 Capital Ratio	13.27	13.24
	Total Capital Ratio	14.47	14.46
	Tier 1 Leverage Ratio	7.53	7.26
1 Calculated net of deferred tax liabilities.
2 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The FRB and the FDIC approved the final rules implementing the BCBS’s capital guidelines for U.S. banks. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully implemented by January 1, 2019. As of June 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as the Company, are no longer be subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results.

Deposit Insurance Fund Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge took effect at the same time that the regular FDIC insurance assessment rates for all banks declined under a rule adopted by the FDIC in 2011. The surcharge is scheduled to end on December 31, 2018 unless the deposit insurance fund’s reserve ratio reaches a specified benchmark before then. If the reserve ratio does not meet the benchmark by December 31, 2018, a special assessment will be applied in March 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2018 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2018	79,095	$83.33	78,000	$99,579,352
May 1 - 31, 2018	103,000	85.27	103,000	90,797,016
June 1 - 30, 2018	111,000	85.74	111,000	81,280,288
Total	293,095	$84.92	292,000

[1]
During the second quarter of 2018, 1,095 shares were acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 23, 2018		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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