Form 10-Q
period 2018-09-30
BANK OF HAWAII CORP
filed 2018-10-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 16, 2018, there were 41,752,644 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest Income
Interest and Fees on Loans and Leases	$104,248	$94,621	$303,193	$273,467
Income on Investment Securities
Available-for-Sale	12,588	11,987	37,109	34,906
Held-to-Maturity	20,821	20,334	62,828	59,958
Deposits	10	5	24	12
Funds Sold	1,393	1,579	2,996	3,165
Other	364	235	1,005	673
Total Interest Income	139,424	128,761	407,155	372,181
Interest Expense
Deposits	10,931	6,663	27,971	15,352
Securities Sold Under Agreements to Repurchase	4,667	4,664	13,848	14,928
Funds Purchased	33	—	169	42
Short-Term Borrowings	28	—	57	64
Other Debt	838	1,117	2,731	3,327
Total Interest Expense	16,497	12,444	44,776	33,713
Net Interest Income	122,927	116,317	362,379	338,468
Provision for Credit Losses	3,800	4,000	11,425	12,650
Net Interest Income After Provision for Credit Losses	119,127	112,317	350,954	325,818
Noninterest Income
Trust and Asset Management	10,782	11,050	33,319	34,325
Mortgage Banking	1,965	3,237	6,289	10,356
Service Charges on Deposit Accounts	7,255	8,188	21,249	24,522
Fees, Exchange, and Other Service Charges	14,173	13,764	42,906	41,061
Investment Securities Gains (Losses), Net	(729)	(566)	(3,097)	11,047
Annuity and Insurance	1,360	1,429	4,413	5,585
Bank-Owned Life Insurance	1,620	1,861	5,258	4,908
Other	5,056	3,447	16,478	11,758
Total Noninterest Income	41,482	42,410	126,815	143,562
Noninterest Expense
Salaries and Benefits	51,782	51,190	158,352	152,031
Net Occupancy	8,702	7,727	25,824	24,026
Net Equipment	6,116	5,417	17,488	16,624
Data Processing	4,241	3,882	12,695	11,173
Professional Fees	2,206	3,044	7,525	8,415
FDIC Insurance	2,057	2,107	6,396	6,413
Other	15,434	15,231	47,433	46,673
Total Noninterest Expense	90,538	88,598	275,713	265,355
Income Before Provision for Income Taxes	70,071	66,129	202,056	204,025
Provision for Income Taxes	13,138	20,248	36,365	62,306
Net Income	$56,933	$45,881	$165,691	$141,719
Basic Earnings Per Share	$1.37	$1.09	$3.96	$3.35
Diluted Earnings Per Share	$1.36	$1.08	$3.93	$3.32
Dividends Declared Per Share	$0.60	$0.52	$1.72	$1.52
Basic Weighted Average Shares	41,620,776	42,251,541	41,846,080	42,336,441
Diluted Weighted Average Shares	41,899,401	42,565,364	42,133,776	42,662,163

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net Income	$56,933	$45,881	$165,691	$141,719
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(5,599)	444	(17,694)	8,444
Defined Benefit Plans	216	146	648	439
Total Other Comprehensive Income (Loss)	(5,383)	590	(17,046)	8,883
Comprehensive Income	$51,550	$46,471	$148,645	$150,602

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Interest-Bearing Deposits in Other Banks	$3,725	$3,421
Funds Sold	104,199	181,413
Investment Securities
Available-for-Sale	2,049,687	2,232,979
Held-to-Maturity (Fair Value of $3,549,235 and $3,894,121)	3,664,487	3,928,170
Loans Held for Sale	18,063	19,231
Loans and Leases	10,231,062	9,796,947
Allowance for Loan and Lease Losses	(108,690)	(107,346)
Net Loans and Leases	10,122,372	9,689,601
Total Earning Assets	15,962,533	16,054,815
Cash and Due From Banks	227,049	263,017
Premises and Equipment, Net	142,928	130,926
Accrued Interest Receivable	54,839	50,485
Foreclosed Real Estate	1,909	1,040
Mortgage Servicing Rights	24,463	24,622
Goodwill	31,517	31,517
Bank-Owned Life Insurance	282,637	280,034
Other Assets	263,859	252,596
Total Assets	$16,991,734	$17,089,052

Liabilities
Deposits
Noninterest-Bearing Demand	$4,678,981	$4,724,300
Interest-Bearing Demand	2,975,069	3,082,563
Savings	5,444,053	5,389,013
Time	1,745,232	1,688,092
Total Deposits	14,843,335	14,883,968
Short-Term Borrowings	629	—
Securities Sold Under Agreements to Repurchase	504,293	505,293
Other Debt	185,662	260,716
Retirement Benefits Payable	36,288	37,312
Accrued Interest Payable	7,689	6,946
Taxes Payable and Deferred Taxes	15,549	24,009
Other Liabilities	144,962	138,940
Total Liabilities	15,738,407	15,857,184
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2018 - 58,070,578 / 41,809,551 and December 31, 2017 - 57,959,074 / 42,401,443)	577	576
Capital Surplus	569,223	561,161
Accumulated Other Comprehensive Loss	(59,238)	(34,715)
Retained Earnings	1,612,998	1,512,218
Treasury Stock, at Cost (Shares: September 30, 2018 - 16,261,027 and December 31, 2017 - 15,557,631)	(870,233)	(807,372)
Total Shareholders’ Equity	1,253,327	1,231,868
Total Liabilities and Shareholders’ Equity	$16,991,734	$17,089,052
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	165,691	—	165,691
Other Comprehensive Loss	—	—	—	(17,046)	—	—	(17,046)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	6,208	—	—	—	6,208
Common Stock Issued under Purchase and Equity Compensation Plans	203,289	1	1,854	—	251	4,127	6,233
Common Stock Repurchased	(795,181)	—	—	—	—	(66,988)	(66,988)
Cash Dividends Declared ($1.72 per share)	—	—	—	—	(72,639)	—	(72,639)
Balance as of September 30, 2018	41,809,551	$577	$569,223	$(59,238)	$1,612,998	$(870,233)	$1,253,327

Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	141,719	—	141,719
Other Comprehensive Income	—	—	—	8,883	—	—	8,883
Share-Based Compensation	—	—	5,332	—	—	—	5,332
Common Stock Issued under Purchase and Equity Compensation Plans	319,377	—	1,570	—	(383)	10,552	11,739
Common Stock Repurchased	(442,007)	—	—	—	—	(36,371)	(36,371)
Cash Dividends Declared ($1.52 per share)	—	—	—	—	(64,946)	—	(64,946)
Balance as of September 30, 2017	42,513,348	$576	$558,530	$(25,023)	$1,491,830	$(798,020)	$1,227,893
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
Operating Activities
Net Income	$165,691	$141,719
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	11,425	12,650
Depreciation and Amortization	10,512	9,832
Amortization of Deferred Loan and Lease Fees	(330)	(744)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	25,633	29,685
Share-Based Compensation	6,208	5,332
Benefit Plan Contributions	(1,352)	(11,098)
Deferred Income Taxes	(6,557)	3,871
Net Gains on Sales of Loans and Leases	(2,642)	(5,615)
Net Losses (Gains) on Sales of Investment Securities	3,097	(11,047)
Proceeds from Sales of Loans Held for Sale	215,897	238,137
Originations of Loans Held for Sale	(214,047)	(231,464)
Net Tax Benefits from Share-Based Compensation	985	2,515
Net Change in Other Assets and Other Liabilities	(5,148)	(37,405)
Net Cash Provided by Operating Activities	209,372	146,368

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	287,744	289,771
Purchases	(147,694)	(417,899)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	653,488	654,484
Purchases	(399,346)	(795,272)
Net Change in Loans and Leases	(444,529)	(722,352)
Proceeds from Sales of Loans	—	137,717
Premises and Equipment, Net	(22,514)	(21,489)
Net Cash Used in Investing Activities	(72,851)	(875,040)

Financing Activities
Net Change in Deposits	(40,634)	727,920
Net Change in Short-Term Borrowings	(371)	(27,701)
Repayments of Long-Term Debt	(75,000)	—
Proceeds from Issuance of Common Stock	6,233	11,679
Repurchase of Common Stock	(66,988)	(36,371)
Cash Dividends Paid	(72,639)	(64,946)
Net Cash Provided by (Used in) Financing Activities	(249,399)	610,581

Net Change in Cash and Cash Equivalents	(112,878)	(118,091)
Cash and Cash Equivalents at Beginning of Period	447,851	879,607
Cash and Cash Equivalents at End of Period	$334,973	$761,516
Supplemental Information
Cash Paid for Interest	$44,033	$32,331
Cash Paid for Income Taxes	32,403	49,957
Non-Cash Investing Activities:
Transfer from Loans to Foreclosed Real Estate	2,592	2,559
Transfers from Loans to Loans Held for Sale	—	86,625

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

Unfunded commitments to fund these low-income housing partnerships were $15.4 million and $17.5 million as of September 30, 2018 and December 31, 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $81.2 million and $87.6 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated statements of condition.

Tax Cuts and Jobs Act

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $3.6 million. An additional $0.1 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. In addition, during the first quarter of 2018, the Company recorded a $2.0 million basis adjustment on its low income housing partnership investments, which consequently reduced income tax expense by the same amount. The remeasurement of the Company’s deferred tax balance in the third quarter of 2018 resulted in an income tax expense reduction of $0.3 million. The Company finalized the impact of the Tax Act in the third quarter of 2018.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new standard did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASUs, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected.  ASU No. 2018-02 is effective for the Company's reporting period beginning on January 1, 2019; early adoption is permitted. The Company elected to adopt ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $7.5 million, with zero net effect on total shareholders’ equity. The Company utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

In September 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. The Company elected to adopt ASU 2018-15 during the quarter ended September 30, 2018 on a prospective basis. ASU 2018-15 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company expects to elect the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company will likely not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is nearing completion of its effort to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company is implementing new software to aid in the transition, and the majority of the Company’s leases have been entered into this new leasing software program.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team has been working with an advisory consultant and is in the process of finalizing the methodologies that will be utilized. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Interest-Bearing Deposits in Other Banks	$3,725	$3,421
Funds Sold	104,199	181,413
Cash and Due From Banks	227,049	263,017
Total Cash and Cash Equivalents	$334,973	$447,851

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$420,400	$474	$(2,710)	$418,164
Debt Securities Issued by States and Political Subdivisions	574,755	4,275	(2,383)	576,647
Debt Securities Issued by Government-Sponsored Enterprises	55	—	—	55
Debt Securities Issued by Corporations	224,997	65	(1,071)	223,991
Mortgage-Backed Securities:
Residential - Government Agencies	198,364	1,807	(1,138)	199,033
Residential - U.S. Government-Sponsored Enterprises	595,632	338	(23,778)	572,192
Commercial - Government Agencies	64,414	—	(4,809)	59,605
Total Mortgage-Backed Securities	858,410	2,145	(29,725)	830,830
Total	$2,078,617	$6,959	$(35,889)	$2,049,687
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$422,762	$—	$(2,185)	$420,577
Debt Securities Issued by States and Political Subdivisions	235,588	5,271	—	240,859
Debt Securities Issued by Corporations	101,120	—	(3,248)	97,872
Mortgage-Backed Securities:
Residential - Government Agencies	1,956,198	3,140	(79,935)	1,879,403
Residential - U.S. Government-Sponsored Enterprises	768,121	226	(31,029)	737,318
Commercial - Government Agencies	180,698	—	(7,492)	173,206
Total Mortgage-Backed Securities	2,905,017	3,366	(118,456)	2,789,927
Total	$3,664,487	$8,637	$(123,889)	$3,549,235

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2018.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$51,919	$51,866
Due After One Year Through Five Years	631,703	630,347
Due After Five Years Through Ten Years	94,253	95,875
Due After Ten Years	22,912	23,568
	800,787	801,656

Debt Securities Issued by Government Agencies	419,420	417,201
Mortgage-Backed Securities:
Residential - Government Agencies	198,364	199,033
Residential - U.S. Government-Sponsored Enterprises	595,632	572,192
Commercial - Government Agencies	64,414	59,605
Total Mortgage-Backed Securities	858,410	830,830
Total	$2,078,617	$2,049,687

Held-to-Maturity:
Due in One Year or Less	$164,903	$164,495
Due After One Year Through Five Years	347,271	346,571
Due After Five Years Through Ten Years	230,227	230,391
Due After Ten Years	17,069	17,851
	759,470	759,308
Mortgage-Backed Securities:
Residential - Government Agencies	1,956,198	1,879,403
Residential - U.S. Government-Sponsored Enterprises	768,121	737,318
Commercial - Government Agencies	180,698	173,206
Total Mortgage-Backed Securities	2,905,017	2,789,927
Total	$3,664,487	$3,549,235

Investment securities with carrying values of $2.5 billion and $2.4 billion as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Gross Gains on Sales of Investment Securities	$—	$—	$—	$12,467
Gross Losses on Sales of Investment Securities	(729)	(566)	(3,097)	(1,420)
Net Gains (Losses) on Sales of Investment Securities	$(729)	$(566)	$(3,097)	$11,047

The losses during    the three months ended September 30, 2018 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions. The losses during the nine months ended September 30, 2018 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions combined with a $1.0 million liability recorded in second quarter 2018 related to a change in the Visa Class B conversion ratio.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$188,906	$(1,089)	$168,680	$(1,621)	$357,586	$(2,710)
Debt Securities Issued by States and Political Subdivisions	256,816	(1,894)	45,914	(489)	302,730	(2,383)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	50	—	—	—	50	—
Debt Securities Issued by Corporations	24,940	(60)	163,986	(1,011)	188,926	(1,071)
Mortgage-Backed Securities:
Residential - Government Agencies	11,614	(128)	16,470	(1,010)	28,084	(1,138)
Residential - U.S. Government-Sponsored Enterprises	133,539	(3,236)	417,167	(20,542)	550,706	(23,778)
Commercial - Government Agencies	—	—	59,605	(4,809)	59,605	(4,809)
Total Mortgage-Backed Securities	145,153	(3,364)	493,242	(26,361)	638,395	(29,725)
Total	$615,865	$(6,407)	$871,822	$(29,482)	$1,487,687	$(35,889)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$296,511	$(1,116)	$124,066	$(1,069)	$420,577	$(2,185)
Debt Securities Issued by Corporations	38,493	(839)	59,378	(2,409)	97,871	(3,248)
Mortgage-Backed Securities:
Residential - Government Agencies	444,465	(11,878)	1,238,576	(68,057)	1,683,041	(79,935)
Residential - U.S. Government-Sponsored Enterprises	241,918	(5,869)	489,643	(25,160)	731,561	(31,029)
Commercial - Government Agencies	98,194	(1,854)	75,013	(5,638)	173,207	(7,492)
Total Mortgage-Backed Securities	784,577	(19,601)	1,803,232	(98,855)	2,587,809	(118,456)
Total	$1,119,581	$(21,556)	$1,986,676	$(102,333)	$3,106,257	$(123,889)

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$103,842	$(599)	$132,071	$(436)	$235,913	$(1,035)
Debt Securities Issued by States and Political Subdivisions	172,343	(1,032)	734	(10)	173,077	(1,042)
Debt Securities Issued by Corporations	12,985	(15)	192,927	(2,076)	205,912	(2,091)
Mortgage-Backed Securities:
Residential - Government Agencies	11,035	(4)	10,618	(1,033)	21,653	(1,037)
Residential - U.S. Government-Sponsored Enterprises	429,342	(5,720)	150,887	(4,683)	580,229	(10,403)
Commercial - Government Agencies	—	—	68,747	(3,252)	68,747	(3,252)
Total Mortgage-Backed Securities	440,377	(5,724)	230,252	(8,968)	670,629	(14,692)
Total	$729,547	$(7,370)	$555,984	$(11,490)	$1,285,531	$(18,860)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$254,283	$(532)	$89,391	$(919)	$343,674	$(1,451)
Debt Securities Issued by Corporations	25,490	(110)	58,869	(1,481)	84,359	(1,591)
Mortgage-Backed Securities:
Residential - Government Agencies	1,030,472	(12,262)	704,545	(24,785)	1,735,017	(37,047)
Residential - U.S. Government-Sponsored Enterprises	293,530	(3,106)	339,232	(8,149)	632,762	(11,255)
Commercial - Government Agencies	497	(5)	82,288	(3,649)	82,785	(3,654)
Total Mortgage-Backed Securities	1,324,499	(15,373)	1,126,065	(36,583)	2,450,564	(51,956)
Total	$1,604,272	$(16,015)	$1,274,325	$(38,983)	$2,878,597	$(54,998)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2018, which were comprised of 520 individual securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2018 and December 31, 2017, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Taxable	$28,855	$27,441	$85,931	$79,949
Non-Taxable	4,554	4,880	14,006	14,915
Total Interest Income from Investment Securities	$33,409	$32,321	$99,937	$94,864

As of September 30, 2018, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $463.3 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 96% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 80% were general obligation issuances. As of September 30, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.

As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank Stock	$17,000	$20,000
Federal Reserve Bank Stock	20,858	20,645
Total	$37,858	$40,645

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2018, the conversion ratio was 1.6298. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (135,296 Class A equivalents) that the Company owns as of September 30, 2018 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,314,609	$1,279,347
Commercial Mortgage	2,237,020	2,103,967
Construction	176,447	202,253
Lease Financing	172,232	180,931
Total Commercial	3,900,308	3,766,498
Consumer
Residential Mortgage	3,596,627	3,466,773
Home Equity	1,625,208	1,585,455
Automobile	625,086	528,474
Other [1]	483,833	449,747
Total Consumer	6,330,754	6,030,449
Total Loans and Leases	$10,231,062	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $0.4 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2018 and 2017.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2018 and 2017.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$63,712	$44,476	$108,188
Loans and Leases Charged-Off	(449)	(5,578)	(6,027)
Recoveries on Loans and Leases Previously Charged-Off	542	2,187	2,729
Net Loans and Leases Recovered (Charged-Off)	93	(3,391)	(3,298)
Provision for Credit Losses	1,274	2,526	3,800
Balance at End of Period	$65,079	$43,611	$108,690
Nine Months Ended September 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(1,140)	(16,536)	(17,676)
Recoveries on Loans and Leases Previously Charged-Off	1,236	6,359	7,595
Net Loans and Leases Recovered (Charged-Off)	96	(10,177)	(10,081)
Provision for Credit Losses	(839)	12,264	11,425
Balance at End of Period	$65,079	$43,611	$108,690
As of September 30, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$135	$3,810	$3,945
Collectively Evaluated for Impairment	64,944	39,801	104,745
Total	65,079	43,611	108,690
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,190	$42,218	$54,408
Collectively Evaluated for Impairment	3,888,118	6,288,536	10,176,654
Total	$3,900,308	$6,330,754	$10,231,062

Three Months Ended September 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,182	$40,171	$106,353
Loans and Leases Charged-Off	(611)	(5,607)	(6,218)
Recoveries on Loans and Leases Previously Charged-Off	598	2,148	2,746
Net Loans and Leases Recovered (Charged-Off)	(13)	(3,459)	(3,472)
Provision for Credit Losses	295	3,705	4,000
Balance at End of Period	$66,464	$40,417	$106,881
Nine Months Ended September 30, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(909)	(16,500)	(17,409)
Recoveries on Loans and Leases Previously Charged-Off	1,200	6,167	7,367
Net Loans and Leases Recovered (Charged-Off)	291	(10,333)	(10,042)
Provision for Credit Losses	493	12,157	12,650
Balance at End of Period	$66,464	$40,417	$106,881
As of September 30, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$136	$3,762	$3,898
Collectively Evaluated for Impairment	66,328	36,655	102,983
Total	$66,464	$40,417	$106,881
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,738	$39,385	$61,123
Collectively Evaluated for Impairment	3,718,225	5,794,608	9,512,833
Total	$3,739,963	$5,833,993	$9,573,956

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,283,903	$2,187,477	$173,214	$171,091	$3,815,685
Special Mention	20,841	34,623	1,885	444	57,793
Classified	9,865	14,920	1,348	697	26,830
Total	$1,314,609	$2,237,020	$176,447	$172,232	$3,900,308

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,590,268	$1,620,882	$624,256	$483,043	$6,318,449
Classified	6,359	4,326	830	790	12,305
Total	$3,596,627	$1,625,208	$625,086	$483,833	$6,330,754
Total Recorded Investment in Loans and Leases					$10,231,062

	December 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,234,738	$2,046,745	$198,926	$180,522	$3,660,931
Special Mention	15,394	35,762	6	11	51,173
Classified	29,215	21,460	3,321	398	54,394
Total	$1,279,347	$2,103,967	$202,253	$180,931	$3,766,498

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,457,531	$1,580,917	$527,587	$449,008	$6,015,043
Classified	9,242	4,538	887	739	15,406
Total	$3,466,773	$1,585,455	$528,474	$449,747	$6,030,449
Total Recorded Investment in Loans and Leases					$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2018
Commercial
Commercial and Industrial	$4,092	$33	$—	$1,205	$5,330	$1,309,279	$1,314,609	$860
Commercial Mortgage	1,487	585	—	652	2,724	2,234,296	2,237,020	—
Construction	—	—	—	—	—	176,447	176,447	—
Lease Financing	—	—	—	—	—	172,232	172,232	—
Total Commercial	5,579	618	—	1,857	8,054	3,892,254	3,900,308	860
Consumer
Residential Mortgage	2,335	2,609	2,426	6,359	13,729	3,582,898	3,596,627	709
Home Equity	3,276	910	3,112	3,673	10,971	1,614,237	1,625,208	848
Automobile	12,756	2,342	829	—	15,927	609,159	625,086	—
Other [1]	2,711	1,490	1,727	—	5,928	477,905	483,833	—
Total Consumer	21,078	7,351	8,094	10,032	46,555	6,284,199	6,330,754	1,557
Total	$26,657	$7,969	$8,094	$11,889	$54,609	$10,176,453	$10,231,062	$2,417

As of December 31, 2017
Commercial
Commercial and Industrial	$4,196	$641	$—	$448	$5,285	$1,274,062	$1,279,347	$313
Commercial Mortgage	187	404	—	1,398	1,989	2,101,978	2,103,967	465
Construction	—	—	—	—	—	202,253	202,253	—
Lease Financing	—	—	—	—	—	180,931	180,931	—
Total Commercial	4,383	1,045	—	1,846	7,274	3,759,224	3,766,498	778
Consumer
Residential Mortgage	7,815	2,008	2,703	9,243	21,769	3,445,004	3,466,773	806
Home Equity	2,532	2,736	1,624	3,991	10,883	1,574,572	1,585,455	1,312
Automobile	11,728	2,232	886	—	14,846	513,628	528,474	—
Other [1]	3,007	1,639	1,934	—	6,580	443,167	449,747	—
Total Consumer	25,082	8,615	7,147	13,234	54,078	5,976,371	6,030,449	2,118
Total	$29,465	$9,660	$7,147	$15,080	$61,352	$9,735,595	$9,796,947	$2,896

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$5,702	$9,402	$—
Commercial Mortgage	3,155	6,655	—
Construction	1,348	1,348	—
Total Commercial	10,205	17,405	—
Total Impaired Loans with No Related Allowance Recorded	$10,205	$17,405	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,786	$2,397	$115
Commercial Mortgage	199	199	20
Total Commercial	1,985	2,596	135
Consumer
Residential Mortgage	20,523	25,239	3,051
Home Equity	2,902	2,902	345
Automobile	16,006	16,006	308
Other [1]	2,787	2,787	106
Total Consumer	42,218	46,934	3,810
Total Impaired Loans with an Allowance Recorded	$44,203	$49,530	$3,945

Impaired Loans:
Commercial	$12,190	$20,001	$135
Consumer	42,218	46,934	3,810
Total Impaired Loans	$54,408	$66,935	$3,945

December 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,094	$15,747	$—
Commercial Mortgage	8,696	12,196	—
Construction	1,415	1,415	—
Total Commercial	18,205	29,358	—
Total Impaired Loans with No Related Allowance Recorded	$18,205	$29,358	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$811	$811	$21
Commercial Mortgage	1,200	1,200	120
Total Commercial	2,011	2,011	141
Consumer
Residential Mortgage	21,581	26,324	3,118
Home Equity	1,965	1,965	276
Automobile	14,811	14,811	305
Other [1]	2,645	2,645	76
Total Consumer	41,002	45,745	3,775
Total Impaired Loans with an Allowance Recorded	$43,013	$47,756	$3,916

Impaired Loans:
Commercial	$20,216	$31,369	$141
Consumer	41,002	45,745	3,775
Total Impaired Loans	$61,218	$77,114	$3,916
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$5,900	$48	$8,592	$106
Commercial Mortgage	3,179	15	9,512	61
Construction	1,361	2	1,453	23
Total Commercial	10,440	65	19,557	190
Total Impaired Loans with No Related Allowance Recorded	$10,440	$65	$19,557	$190

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,537	$55	$640	$11
Commercial Mortgage	211	17	771	31
Total Commercial	1,748	72	1,411	42
Consumer
Residential Mortgage	20,571	456	21,674	209
Home Equity	2,695	35	1,773	20
Automobile	16,008	293	12,895	217
Other [1]	2,826	62	2,615	52
Total Consumer	42,100	846	38,957	498
Total Impaired Loans with an Allowance Recorded	$43,848	$918	$40,368	$540

Impaired Loans:
Commercial	$12,188	$137	$20,968	$232
Consumer	42,100	846	38,957	498
Total Impaired Loans	$54,288	$983	$59,925	$730

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,927	$244	$8,989	$248
Commercial Mortgage	5,285	132	9,390	223
Construction	1,373	47	1,477	71
Total Commercial	13,585	423	19,856	542
Total Impaired Loans with No Related Allowance Recorded	$13,585	$423	$19,856	$542

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,347	$75	$684	$31
Commercial Mortgage	223	23	562	39
Total Commercial	1,570	98	1,246	70
Consumer
Residential Mortgage	20,514	883	23,331	635
Home Equity	2,448	86	1,642	57
Automobile	15,881	832	11,592	581
Other [1]	2,800	170	2,553	162
Total Consumer	41,643	1,971	39,118	1,435
Total Impaired Loans with an Allowance Recorded	$43,213	$2,069	$40,364	$1,505

Impaired Loans:
Commercial	$15,155	$521	$21,102	$612
Consumer	41,643	1,971	39,118	1,435
Total Impaired Loans	$56,798	$2,492	$60,220	$2,047

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2018 and 2017, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three and nine months ended September 30, 2018 and 2017, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $52.8 million and $60.1 million as of September 30, 2018 and December 31, 2017, respectively.  There were $0.1 million and $1.5 million commitments to lend additional funds on loans modified in a TDR as of September 30, 2018 and December 31, 2017, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2018 and 2017.

	Loans Modified as a TDR for the Three Months Ended September 30, 2018			Loans Modified as a TDR for the Three Months Ended September 30, 2017
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$233	$—	1	$198	$—
Commercial Mortgage	—	—	—	2	1,307	93
Total Commercial	1	233	—	3	1,505	93
Consumer
Residential Mortgage	2	296	5	—	—	—
Home Equity	2	434	69	2	203	1
Automobile	87	1,700	33	123	2,636	59
Other [2]	49	326	9	34	383	9
Total Consumer	140	2,756	116	159	3,222	69
Total	141	$2,989	$116	162	$4,727	$162

	Loans Modified as a TDR for the Nine Months Ended September 30, 2018			Loans Modified as a TDR for the Nine Months Ended September 30, 2017
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	8	$1,450	$47	12	$7,485	$12
Commercial Mortgage	—	—	—	3	2,007	93
Total Commercial	8	1,450	47	15	9,492	105
Consumer
Residential Mortgage	4	749	35	—	—	—
Home Equity	5	971	69	3	442	5
Automobile	254	5,196	100	326	6,657	149
Other [2]	173	1,182	34	136	1,131	28
Total Consumer	436	8,098	238	465	8,230	182
Total	444	$9,548	$285	480	$17,722	$287

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2018 and 2017, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	12	$266	15	$373
Other [2]	28	174	13	83
Total Consumer	40	440	28	456
Total	40	$440	28	$456

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$49
Total Commercial	—	—	1	49

Consumer
Automobile	32	614	23	551
Other [2]	56	382	33	184
Total Consumer	88	996	56	735
Total	88	$996	57	$784

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.3 million as of September 30, 2018.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of September 30, 2018 and December 31, 2017.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended September 30, 2018 and 2017, and $5.4 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$1,366	$1,548	$1,454	$1,655
Change in Fair Value:
Due to Payoffs	(39)	(39)	(127)	(146)
Total Changes in Fair Value of Mortgage Servicing Rights	(39)	(39)	(127)	(146)
Balance at End of Period	$1,327	$1,509	$1,327	$1,509

For the three and nine months ended September 30, 2018 and 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$23,217	$22,923	$23,168	$22,008
Servicing Rights that Resulted From Asset Transfers	562	900	1,957	3,176
Amortization	(643)	(739)	(1,989)	(2,047)
Valuation Allowance Provision	—	(157)	—	(210)
Balance at End of Period	$23,136	$22,927	$23,136	$22,927

Valuation Allowance:
Balance at Beginning of Period	$—	$(53)	$—	$—
Valuation Allowance Provision	—	(157)	—	(210)
Balance at End of Period	$—	$(210)	$—	$(210)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$29,746	$25,479	$26,716	$25,148
End of Period	$30,063	$23,761	$30,063	$23,761

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted-Average Constant Prepayment Rate [1]	6.36%	8.50%
Weighted-Average Life (in years)	8.28	7.09
Weighted-Average Note Rate	4.05%	4.04%
Weighted-Average Discount Rate [2]	9.94%	8.87%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2018 and December 31, 2017 is presented in the following table.

(dollars in thousands)	September 30, 2018	December 31, 2017
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(371)	$(332)
Decrease in fair value from 50 bps adverse change	(736)	(657)
Discount Rate
Decrease in fair value from 25 bps adverse change	(337)	(289)
Decrease in fair value from 50 bps adverse change	(668)	(572)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $68.1 million and $71.7 million as of September 30, 2018 and December 31, 2017, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$5,385
2019	9,114
2020	84
2021	45
2022	55
Thereafter	703
Total Unfunded Commitments	$15,386

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Effective Yield Method
Tax credits and other tax benefits recognized	$3,380	$3,414	$10,192	$10,282
Amortization Expense in Provision for Income Taxes	2,078	2,105	6,233	6,403

Proportional Amortization Method
Tax credits and other tax benefits recognized	$410	$440	$1,231	$1,201
Amortization Expense in Provision for Income Taxes	333	358	999	969

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2018 and 2017. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $0.1 million and $3.2 million as of September 30, 2018 and December 31, 2017, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2018 and December 31, 2017, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$205,002	$197,545	$402,547
Debt Securities Issued by States and Political Subdivisions	1,188	2,300	—	—	3,488
Mortgage-Backed Securities:
Residential - Government Agencies	805	—	69,171	27,455	97,431
Residential - U.S. Government-Sponsored Enterprises	—	—	827	—	827
Total	$1,993	$2,300	$275,000	$225,000	$504,293

December 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$110,392	$202,484	$312,876
Debt Securities Issued by States and Political Subdivisions	1,200	2,590	—	—	3,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,503	—	18,793	80,960	101,256
Residential - U.S. Government-Sponsored Enterprises	—	—	20,815	66,556	87,371
Total	$2,703	$2,590	$150,000	$350,000	$505,293

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2018 and December 31, 2017. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
September 30, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$14,466	$—	$14,466	$1,122	$2,302	$11,042

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,122	—	1,122	1,122	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,293	—	4,293	—	4,293	—
	$504,293	$—	$504,293	$—	$504,293	$—

December 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,453	$—	$5,453	$4,017	$—	$1,436

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,017	—	4,017	4,017	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
	$505,293	$—	$505,293	$—	$505,293	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, there was no collateral pledged to institutional counterparties as of September 30, 2018. The fair value of investment securities pledged to the institutional counterparties was $3.5 million as of December 31, 2017. For repurchase agreements with private institutions, the fair value of investment securities pledged was $528.1 million and $563.3 million as of September 30, 2018 and December 31, 2017, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $6.8 million and $6.9 million as of September 30, 2018 and December 31, 2017, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(8,086)	$(2,137)	$(5,949)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	476	126	350
Net Unrealized Gains (Losses) on Investment Securities	(7,610)	(2,011)	(5,599)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	437	115	322
Amortization of Prior Service Credit	(142)	(36)	(106)
Defined Benefit Plans, Net	295	79	216
Other Comprehensive Income (Loss)	$(7,315)	$(1,932)	$(5,383)

Three Months Ended September 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$236	$93	$143
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	497	196	301
Net Unrealized Gains (Losses) on Investment Securities	733	289	444
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	322	127	195
Amortization of Prior Service Credit	(81)	(32)	(49)
Defined Benefit Plans, Net	241	95	146
Other Comprehensive Income (Loss)	$974	$384	$590

Nine Months Ended September 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(25,765)	$(6,812)	$(18,953)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,712	453	1,259
Net Unrealized Gains (Losses) on Investment Securities	(24,053)	(6,359)	(17,694)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,309	346	963
Amortization of Prior Service Credit	(426)	(111)	(315)
Defined Benefit Plans, Net	883	235	648
Other Comprehensive Income (Loss)	$(23,170)	$(6,124)	$(17,046)

Nine Months Ended September 30, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$12,458	$4,917	$7,541
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,492	589	903
Net Unrealized Gains (Losses) on Investment Securities	13,950	5,506	8,444
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	967	382	585
Amortization of Prior Service Credit	(242)	(96)	(146)
Defined Benefit Plans, Net	725	286	439
Other Comprehensive Income (Loss)	$14,675	$5,792	$8,883

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2018
Balance at Beginning of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)
Other Comprehensive Income (Loss) Before Reclassifications	(5,949)	—	—	(5,949)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	350	216	566
Total Other Comprehensive Income (Loss)	(5,949)	350	216	(5,383)
Balance at End of Period	$(21,280)	$(4,922)	$(33,036)	$(59,238)

Three Months Ended September 30, 2017
Balance at Beginning of Period	$8,668	$(5,682)	$(28,599)	$(25,613)
Other Comprehensive Income (Loss) Before Reclassifications	143	—	—	143
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	301	146	447
Total Other Comprehensive Income (Loss)	143	301	146	590
Balance at End of Period	$8,811	$(5,381)	$(28,453)	$(25,023)

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(18,953)	—	—	(18,953)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,259	648	1,907
Total Other Comprehensive Income (Loss)	(18,953)	1,259	648	(17,046)
Reclassification of the Income Tax Effects of the Tax Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(21,280)	$(4,922)	$(33,036)	$(59,238)

Nine Months Ended September 30, 2017
Balance at Beginning of Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	7,541	—	—	7,541
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	903	439	1,342
Total Other Comprehensive Income (Loss)	7,541	903	439	8,883
Balance at End of Period	$8,811	$(5,381)	$(28,453)	$(25,023)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(476)	$(497)	Interest Income
	126	196	Provision for Income Tax
	(350)	(301)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	142	81
Net Actuarial Losses [2]	(437)	(322)
	(295)	(241)	Total Before Tax
	79	95	Provision for Income Tax
	(216)	(146)	Net of Tax

Total Reclassifications for the Period	$(566)	$(447)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(1,712)	$(1,492)	Interest Income
	453	589	Provision for Income Tax
	(1,259)	(903)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	426	242
Net Actuarial Losses [2]	(1,309)	(967)
	(883)	(725)	Total Before Tax
	235	286	Provision for Income Tax
	(648)	(439)	Net of Tax

Total Reclassifications for the Period	$(1,907)	$(1,342)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Denominator for Basic Earnings Per Share	41,620,776	42,251,541	41,846,080	42,336,441
Dilutive Effect of Equity Based Awards	278,625	313,823	287,696	325,722
Denominator for Diluted Earnings Per Share	41,899,401	42,565,364	42,133,776	42,662,163

Antidilutive Stock Options and Restricted Stock Outstanding	—	1,070	—	363

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 382 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2018 and 2017 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2018
Net Interest Income	$66,927	$46,240	$10,574	$(814)	$122,927
Provision for Credit Losses	3,229	69	—	502	3,800
Net Interest Income After Provision for Credit Losses	63,698	46,171	10,574	(1,316)	119,127
Noninterest Income	19,814	6,241	13,526	1,901	41,482
Noninterest Expense	(51,806)	(20,242)	(15,657)	(2,833)	(90,538)
Income Before Provision for Income Taxes	31,706	32,170	8,443	(2,248)	70,071
Provision for Income Taxes	(7,943)	(7,218)	(2,226)	4,249	(13,138)
Net Income	$23,763	$24,952	$6,217	$2,001	$56,933
Total Assets as of September 30, 2018	$6,246,126	$3,873,454	$340,793	$6,531,361	$16,991,734

Three Months Ended September 30, 2017
Net Interest Income	$67,128	$43,438	$7,321	$(1,570)	$116,317
Provision for Credit Losses	3,512	(35)	(5)	528	4,000
Net Interest Income After Provision for Credit Losses	63,616	43,473	7,326	(2,098)	112,317
Noninterest Income	21,287	5,137	13,593	2,393	42,410
Noninterest Expense	(51,507)	(17,721)	(14,925)	(4,445)	(88,598)
Income Before Provision for Income Taxes	33,396	30,889	5,994	(4,150)	66,129
Provision for Income Taxes	(11,908)	(10,891)	(2,218)	4,769	(20,248)
Net Income	$21,488	$19,998	$3,776	$619	$45,881
Total Assets as of September 30, 2017	$5,758,799	$3,695,606	$305,015	$7,508,882	$17,268,302

Nine Months Ended September 30, 2018
Net Interest Income	$197,007	$133,148	$30,987	$1,237	$362,379
Provision for Credit Losses	10,417	(276)	(60)	1,344	11,425
Net Interest Income After Provision for Credit Losses	186,590	133,424	31,047	(107)	350,954
Noninterest Income	58,665	17,395	41,941	8,814	126,815
Noninterest Expense	(158,344)	(60,432)	(48,264)	(8,673)	(275,713)
Income Before Provision for Income Taxes	86,911	90,387	24,724	34	202,056
Provision for Income Taxes	(21,707)	(20,782)	(6,518)	12,642	(36,365)
Net Income	$65,204	$69,605	$18,206	$12,676	$165,691
Total Assets as of September 30, 2018	$6,246,126	$3,873,454	$340,793	$6,531,361	$16,991,734

Nine Months Ended September 30, 2017
Net Interest Income	$198,633	$127,106	$20,685	$(7,956)	$338,468
Provision for Credit Losses	10,413	(355)	(16)	2,608	12,650
Net Interest Income After Provision for Credit Losses	188,220	127,461	20,701	(10,564)	325,818
Noninterest Income	64,132	16,451	43,389	19,590	143,562
Noninterest Expense	(155,786)	(54,483)	(45,692)	(9,394)	(265,355)
Income Before Provision for Income Taxes	96,566	89,429	18,398	(368)	204,025
Provision for Income Taxes	(34,323)	(31,472)	(6,807)	10,296	(62,306)
Net Income	$62,243	$57,957	$11,591	$9,928	$141,719
Total Assets as of September 30, 2017	$5,758,799	$3,695,606	$305,015	$7,508,882	$17,268,302

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2018 and 2017.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017
Three Months Ended September 30,
Service Cost	$—	$—	$114	$123
Interest Cost	1,041	1,161	235	272
Expected Return on Plan Assets	(1,281)	(1,238)	—	—
Amortization of:
Prior Service Credit	—	—	(142)	(81)
Net Actuarial Losses (Gains)	498	433	(61)	(111)
Net Periodic Benefit Cost	$258	$356	$146	$203

Nine Months Ended September 30,
Service Cost	$—	$—	$344	$369
Interest Cost	3,123	3,483	706	816
Expected Return on Plan Assets	(3,845)	(3,714)	—	—
Amortization of:
Prior Service Credit	—	—	(426)	(242)
Net Actuarial Losses (Gains)	1,494	1,298	(185)	(331)
Net Periodic Benefit Cost	$772	$1,067	$439	$612

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three and nine months ended September 30, 2018, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.3 million and $0.8 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2018.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$25,566	$425	$35,422	$789
Forward Commitments	34,134	144	45,143	(56)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	472,280	(13,953)	374,670	(1,331)
Pay Fixed/Receive Variable Swaps	472,280	13,344	374,670	1,436
Foreign Exchange Contracts	55,382	(676)	54,332	(13)
Conversion Rate Swap Agreement	91,854	—	70,571	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2018 and December 31, 2017:

Derivative Financial Instruments	September 30, 2018		December 31, 2017
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$427	$2	$789	$—
Forward Commitments	156	12	14	70
Interest Rate Swap Agreements	16,186	16,795	9,583	9,478
Foreign Exchange Contracts	24	700	132	145
Total	$16,793	$17,509	$10,518	$9,693

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2018	2017	2018	2017
Interest Rate Lock Commitments	Mortgage Banking	$729	$1,550	$2,227	$4,472
Forward Commitments	Mortgage Banking	207	(434)	1,131	(1,322)
Interest Rate Swap Agreements	Other Noninterest Income	558	10	1,308	690
Foreign Exchange Contracts	Other Noninterest Income	681	754	2,640	2,600
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	—	(1,000)	—
Total		$2,175	$1,880	$6,306	$6,440

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

As of September 30, 2018 and December 31, 2017, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  In June 2018, Visa announced a reduction of the conversion ratio from1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded $1.0 million liability in June 2018 which represents the amount paid to the buyers of the Visa Class B shares in July 2018. As of September 30, 2018, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Unfunded Commitments to Extend Credit	$2,914,295	$2,780,724
Standby Letters of Credit	61,047	60,519
Commercial Letters of Credit	13,328	18,036
Total Credit Commitments	$2,988,670	$2,859,279

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2018, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the nine months ended September 30, 2018, there were six residential mortgage loans repurchased with an aggregate unpaid principal balance of $1.6 million as a result of the representation and warranty provisions contained in these contracts. Five of the loans were delinquent in payment of principal and interest at the time of repurchase, however no material losses were incurred related to these repurchases. As of September 30, 2018, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2018, there were no loans repurchased related to loan servicing activities. As of September 30, 2018, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2018, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs to determine fair value.  As of September 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  The Company’s third-party pricing service has also established processes for the Company to submit inquiries regarding quoted prices.  Periodically, the Company will challenge the quoted prices provided by the Company’s third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by the Company.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis.

Loans Held for Sale

The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets, and therefore, is classified as a Level 2 measurement.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active market with readily observable market data.  As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income.  The Company stratifies its mortgage servicing portfolio on the basis of loan type.  The assumptions used in the discounted cash flow model are those that the Company believes market participants would use in estimating future net servicing income.  Significant assumptions in the valuation of mortgage servicing rights include estimated loan repayment rates, the discount rate, servicing costs, and the timing of cash flows, among other factors.  Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2018 and December 31, 2017, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$963	$417,201	$—	$418,164
Debt Securities Issued by States and Political Subdivisions	—	576,647	—	576,647
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	55	—	55
Debt Securities Issued by Corporations	—	223,991	—	223,991
Mortgage-Backed Securities:
Residential - Government Agencies	—	199,033	—	199,033
Residential - U.S. Government-Sponsored Enterprises	—	572,192	—	572,192
Commercial - Government Agencies	—	59,605	—	59,605
Total Mortgage-Backed Securities	—	830,830	—	830,830
Total Investment Securities Available-for-Sale	963	2,048,724	—	2,049,687
Loans Held for Sale	—	18,063	—	18,063
Mortgage Servicing Rights	—	—	1,327	1,327
Other Assets	33,497	—	—	33,497
Derivatives [1]	—	180	16,613	16,793
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2018	$34,460	$2,066,967	$17,940	$2,119,367

Liabilities:
Derivatives [1]	$—	$712	$16,797	$17,509
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2018	$—	$712	$16,797	$17,509

December 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$538	$425,392	$—	$425,930
Debt Securities Issued by States and Political Subdivisions	—	627,019	—	627,019
Debt Securities Issued by Corporations	—	266,111	—	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	—	235,360	—	235,360
Residential - U.S. Government-Sponsored Enterprises	—	609,812	—	609,812
Commercial - Government Agencies	—	68,747	—	68,747
Total Mortgage-Backed Securities	—	913,919	—	913,919
Total Investment Securities Available-for-Sale	538	2,232,441	—	2,232,979
Loans Held for Sale	—	19,231	—	19,231
Mortgage Servicing Rights	—	—	1,454	1,454
Other Assets	29,230	—	—	29,230
Derivatives [1]	—	146	10,372	10,518
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017	$29,768	$2,251,818	$11,826	$2,293,412

Liabilities:
Derivatives [1]	$—	$215	$9,478	$9,693
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017	$—	$215	$9,478	$9,693

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and nine months ended September 30, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2018
Balance as of July 1, 2018	$1,366	$391
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	730
Transfers to Loans Held for Sale	—	(1,012)
Variation Margin Payments	—	(293)
Balance as of September 30, 2018	$1,327	$(184)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2018	$—	$(184)

Three Months Ended September 30, 2017
Balance as of July 1, 2017	$1,548	$1,369
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	1,561
Transfers to Loans Held for Sale	—	(1,631)
Variation Margin Payments	—	16
Balance as of September 30, 2017	$1,509	$1,315
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2017	$—	$1,315

Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(127)	2,234
Transfers to Loans Held for Sale	—	(2,591)
Variation Margin Payments	—	(721)
Balance as of September 30, 2018	$1,327	$(184)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2018	$—	$(184)

Nine Months Ended September 30, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(146)	4,469
Transfers to Loans Held for Sale	—	(4,581)
Variation Margin Payments	—	374
Balance as of September 30, 2017	$1,509	$1,315
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2017	$—	$1,315

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2018	Dec. 31, 2017
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	6.36%	8.50%	$31,390	$28,170
		Discount Rate [2]	9.94%	8.87%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.98%	93.25%	$425	$789
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.02%	0.10%	$(609)	$105

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of September 30, 2018 and December 31, 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2018
Loans Held for Sale	$18,063	$17,849	$214

December 31, 2017
Loans Held for Sale	$19,231	$18,854	$377
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2018 and 2017, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,664,487	$3,549,235	$420,577	$3,128,658	$—
Loans [1]	9,870,398	9,703,221	—	—	9,703,221

Financial Instruments - Liabilities
Time Deposits	1,745,232	1,730,253	—	1,730,253	—
Securities Sold Under Agreements to Repurchase	504,293	504,267	—	504,267	—
Other Debt [2]	175,000	173,771	—	173,771	—

December 31, 2017
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,928,170	$3,894,121	$373,640	$3,520,481	$—
Loans [1]	9,436,506	9,519,369	—	—	9,519,369

Financial Instruments - Liabilities
Time Deposits	1,688,092	1,679,684	—	1,679,684	—
Securities Sold Under Agreements to Repurchase	505,293	505,278	—	505,278	—
Other Debt [2]	250,000	248,520	—	248,520	—

[1]
Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion.  The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in the scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,782	$11,050	$33,319	$34,325
Service Charges on Deposit Accounts	3,194	3,764	9,982	11,620
Fees, Exchange, and Other Service Charges	11,506	11,203	34,556	33,237
Annuity and Insurance	1,311	1,351	4,251	5,241
Other	2,366	2,138	7,176	6,683
Noninterest Income (in-scope of Topic 606)	29,159	29,506	89,284	91,106
Noninterest Income (out-of-scope of Topic 606)	12,323	12,904	37,531	52,456
Total Noninterest Income	$41,482	$42,410	$126,815	$143,562

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and changes to such initiatives, such as the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including the Tax Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the third quarter of 2018 due to a continuation of the strong tourism market, active construction industry, low unemployment, and robust real estate market.  For the first eight months of 2018, total visitor arrivals increased 7.2% while total visitor spending increased 8.8% compared to the same period in 2017. The Hawaii statewide seasonally-adjusted unemployment rate was 2.2% in September 2018 compared to 3.7% nationally. For the first nine months of 2018, the volume of single-family home sales on Oahu decreased 3.7%, and the volume of condominium sales on Oahu decreased 0.1% compared with the same period in 2017.  The median price of single-family home sales and condominium sales on Oahu increased 4.2% and 5.5%, respectively, for the first nine months of 2018 compared to the same period in 2017. As of September 30, 2018, months of inventory of single-family homes and condominiums on Oahu remained low at 2.8 months and 2.9 months, respectively.

Earnings Summary

Net income for the third quarter of 2018 was $56.9 million, an increase of $11.1 million or 24% compared to the same period in 2017.  Diluted earnings per share was $1.36 for the third quarter of 2018, an increase of $0.28 or 26% compared to the same period in 2017.

The Company’s higher earnings for the third quarter of 2018 were primarily due to the following:

•
The provision for income taxes for the third quarter of 2018 was $13.1 million, a decrease of $7.1 million or 35% compared to the same period in 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the passage of the Tax Act. The Company’s effective tax rate for the third quarter of 2018 was 18.75%, down from 30.62% for the same period in 2017.

•
Net interest income for the third quarter of 2018 was $122.9 million, an increase of $6.6 million or 6% compared to the same period in 2017. The increase was primarily due to the shift in the mix of our earning assets to loans, which generally have higher yields. The Company’s net interest margin was 3.07% in the third quarter of 2018, an increase of 15 basis points compared to the same period in 2017. In addition, yield increases in our commercial and industrial, commercial mortgage, and home equity loans were primarily due to higher yields on floating rate loans. This increase was partially offset by an increase in rates offered on our deposit products and a decrease in automobile loan rates due to higher rate payoff activity and the addition of lower rate automobile loans to our portfolio.

This increase was partially offset by the following:

•
Mortgage banking income for the third quarter of 2018 was $2.0 million, a decrease of $1.3 million or 39% compared to the same period in 2017 primarily due to lower loan sales of conforming saleable loans from our mortgage loan portfolio.

Net income for the first nine months of 2018 was $165.7 million, an increase of $24.0 million or 17% compared to the same period in 2017. Diluted earnings per share was $3.93 for the first nine months of 2018, an increase of $0.61 or 18% compared to the same period in 2017.

The Company’s higher earnings for the first nine months of 2018 were primarily due to the following:

•
The provision for income taxes for the first nine months of 2018 was $36.4 million, a decrease of $25.9 million or 42% compared to the same period in 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the passage of the Tax Act. The effective tax rate for the first nine months of 2018 was 18.00%, down from 30.54% for the same period in 2017. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the Company’s low income housing investments in the first quarter of 2018 and a $1.3 million benefit from early buyouts of our equity interest in leverage leases.

•
Net interest income for the first nine months of 2018 was $362.4 million, an increase of $23.9 million or 7% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Our net interest margin was 3.04% in the first nine months of 2018, an increase of 13 basis points compared to the same period in 2017. In addition, yield increases in our commercial and industrial, commercial mortgage, and home equity loans were primarily due to higher yields on floating rate loans. This increase was partially offset by an increase in rates offered on our deposit products and a decrease in automobile loan rates due to higher rate payoff activity and the addition of lower rate automobile loans to our portfolio.

This increase was partially offset by the following:

•
Investment securities gains (losses), net totaled $(3.1) million for the first nine months of 2018 compared to $11.0 million during the same period in 2017. The net losses in the first nine months of 2018 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions combined with a $1.0 million paid related to a change in the Visa Class B share conversion ratio. The net gain in the first nine months of 2017 was primarily due the sale of 90,000 Visa Class B shares.

•
Salaries and benefits expense was $51.8 million, an increase of $6.3 million or 4% compared to the same period in 2017. This increase was primarily due to merit and minimum wage increases. These increases were partially offset by a $1.8 million decrease in commission expense due to a decrease in loan origination and refinancing activity coupled with lower sales of annuity products.

•
Mortgage banking income was $6.3 million, a decrease of $4.1 million or 39% compared to the same period in 2017. This decrease was primarily due to reduced sales of conforming saleable loans from our mortgage loan portfolio.

We maintained a strong balance sheet during the third quarter of 2018, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•
Total loans and leases were $10.2 billion as of September 30, 2018, an increase of $434.1 million or 4% from December 31, 2017 primarily due to growth in both our commercial and consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $108.7 million as of September 30, 2018, an increase of $1.3 million or 1% from December 31, 2017.  The Allowance represents 1.06% of total loans and leases outstanding as of September 30, 2018 and 1.10% of total loans and leases outstanding as of December 31, 2017. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of September 30, 2018, the total carrying value of our investment securities portfolio was $5.7 billion, a decrease of $447.0 million or 7% compared to December 31, 2017. During the first nine months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Freddie Mac. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be our largest concentration in our portfolio.

•
Total deposits were $14.8 billion as of September 30, 2018, a decrease of $40.6 million or less than 1% from December 31, 2017 primarily due to a decrease in public time deposits offset by an increase in consumer deposits.

•
Total shareholders’ equity was $1.3 billion as of September 30, 2018, an increase of $21.5 million or 2% from December 31, 2017.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2018, we acquired 795,181 shares of our common stock at a total cost of $67.0 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $72.6 million during the first nine months of 2018.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
For the Period:
Operating Results
Net Interest Income	$122,927	$116,317	$362,379	$338,468
Provision for Credit Losses	3,800	4,000	11,425	12,650
Total Noninterest Income	41,482	42,410	126,815	143,562
Total Noninterest Expense	90,538	88,598	275,713	265,355
Net Income	56,933	45,881	165,691	141,719
Basic Earnings Per Share	1.37	1.09	3.96	3.35
Diluted Earnings Per Share	1.36	1.08	3.93	3.32
Dividends Declared Per Share	0.60	0.52	1.72	1.52

Performance Ratios
Return on Average Assets	1.33%	1.07%	1.31%	1.14%
Return on Average Shareholders’ Equity	18.06	14.89	17.83	15.77
Efficiency Ratio [1]	55.07	55.82	56.36	55.05
Net Interest Margin [2]	3.07	2.92	3.04	2.91
Dividend Payout Ratio [3]	43.80	47.71	43.43	45.37
Average Shareholders’ Equity to Average Assets	7.35	7.21	7.32	7.22

Average Balances
Average Loans and Leases	$10,081,886	$9,451,972	$9,950,518	$9,231,615
Average Assets	17,015,340	16,972,202	16,965,075	16,636,213
Average Deposits	14,820,480	14,727,469	14,750,382	14,401,698
Average Shareholders’ Equity	1,250,500	1,222,885	1,242,629	1,201,850

Market Price Per Share of Common Stock
Closing	$78.91	$83.36	$78.91	$83.36
High	86.53	86.19	89.09	90.80
Low	78.30	74.72	78.30	74.72

			September 30, 2018	December 31, 2017
As of Period End:
Balance Sheet Totals
Loans and Leases			$10,231,062	$9,796,947
Total Assets			16,991,734	17,089,052
Total Deposits			14,843,335	14,883,968
Other Debt			185,662	260,716
Total Shareholders’ Equity			1,253,327	1,231,868

Asset Quality
Non-Performing Assets			$13,798	$16,120
Allowance for Loan and Lease Losses			108,690	107,346
Allowance to Loans and Leases Outstanding			1.06%	1.10%

Capital Ratios
Common Equity Tier 1 Capital Ratio			13.19%	13.24%
Tier 1 Capital Ratio			13.19	13.24
Total Capital Ratio			14.38	14.46
Tier 1 Leverage Ratio			7.55	7.26
Total Shareholders’ Equity to Total Assets			7.38	7.21
Tangible Common Equity to Tangible Assets [4]			7.20	7.04
Tangible Common Equity to Risk-Weighted Assets [4]			12.55	12.84

Non-Financial Data
Full-Time Equivalent Employees			2,143	2,132
Branches			69	69
ATMs			382	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2018	December 31, 2017
Total Shareholders’ Equity	$1,253,327	$1,231,868
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,221,810	$1,200,351

Total Assets	$16,991,734	$17,089,052
Less: Goodwill	31,517	31,517
Tangible Assets	$16,960,217	$17,057,535
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$9,732,618	$9,348,296

Total Shareholders’ Equity to Total Assets	7.38%	7.21%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.20%	7.04%

Tier 1 Capital Ratio	13.19%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.55%	12.84%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017			September 30, 2018			September 30, 2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.6	$—	1.09%	$3.5	$—	0.48%	$3.2	$—	0.99%	$3.5	$—	0.44%
Funds Sold	281.9	1.4	1.93	575.2	1.6	1.07	224.3	3.0	1.76	491.1	3.2	0.85
Investment Securities
Available-for-Sale
Taxable	1,512.1	9.5	2.51	1,658.2	8.6	2.08	1,556.9	27.6	2.36	1,655.8	24.6	1.98
Non-Taxable	567.5	3.9	2.75	636.7	5.2	3.26	585.1	12.1	2.76	652.0	15.9	3.26
Held-to-Maturity
Taxable	3,413.7	19.3	2.26	3,631.1	18.8	2.07	3,504.8	58.4	2.22	3,605.8	55.4	2.05
Non-Taxable	236.1	1.9	3.16	239.9	2.4	3.87	237.0	5.6	3.17	240.9	7.0	3.88
Total Investment Securities	5,729.4	34.6	2.41	6,165.9	35.0	2.27	5,883.8	103.7	2.35	6,154.5	102.9	2.23
Loans Held for Sale	14.9	0.2	4.45	20.6	0.2	3.88	14.6	0.5	4.23	24.9	0.7	3.98
Loans and Leases [1]
Commercial and Industrial	1,279.4	13.0	4.04	1,251.5	11.3	3.58	1,289.3	37.6	3.90	1,255.4	32.7	3.49
Commercial Mortgage	2,180.5	23.0	4.19	2,015.0	19.6	3.87	2,133.8	65.5	4.10	1,948.1	55.5	3.81
Construction	187.0	2.2	4.65	241.0	2.9	4.73	186.6	6.5	4.64	246.7	8.6	4.66
Commercial Lease Financing	175.0	1.0	2.30	204.7	1.2	2.30	178.0	3.0	2.25	207.1	3.5	2.25
Residential Mortgage	3,563.5	34.0	3.82	3,333.3	31.8	3.82	3,523.1	100.9	3.82	3,269.7	93.8	3.82
Home Equity	1,622.4	15.7	3.83	1,502.9	13.8	3.65	1,610.2	45.4	3.77	1,439.2	38.9	3.61
Automobile	606.3	5.9	3.84	493.2	5.9	4.71	574.1	17.1	3.99	476.4	17.5	4.90
Other [2]	467.8	9.3	7.90	410.4	8.2	7.98	455.4	26.9	7.89	389.0	23.2	7.98
Total Loans and Leases	10,081.9	104.1	4.11	9,452.0	94.7	3.99	9,950.5	302.9	4.07	9,231.6	273.7	3.96
Other	38.9	0.4	3.74	40.2	0.2	2.34	39.8	1.0	3.37	40.4	0.7	2.22
Total Earning Assets [3]	16,150.6	140.7	3.47	16,257.4	131.7	3.23	16,116.2	411.1	3.41	15,946.0	381.2	3.19
Cash and Due From Banks	252.1			151.2			244.0			134.8
Other Assets	612.6			563.6			604.9			555.4
Total Assets	$17,015.3			$16,972.2			$16,965.1			$16,636.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,999.5	$1.3	0.17%	$2,880.0	$0.5	0.07%	$2,982.5	$3.2	0.15%	$2,869.7	$1.3	0.06%
Savings	5,482.4	3.8	0.28	5,374.4	1.8	0.13	5,414.1	9.1	0.22	5,385.7	4.7	0.12
Time	1,683.0	5.8	1.37	1,788.2	4.4	0.97	1,700.6	15.7	1.23	1,529.2	9.4	0.82
Total Interest-Bearing Deposits	10,164.9	10.9	0.43	10,042.6	6.7	0.26	10,097.2	28.0	0.37	9,784.6	15.4	0.21
Short-Term Borrowings	11.6	0.1	2.06	—	—	—	17.2	0.2	1.73	15.3	0.1	0.91
Securities Sold Under Agreements to Repurchase	504.3	4.7	3.62	505.3	4.7	3.61	504.9	13.9	3.62	507.7	14.9	3.88
Other Debt	208.5	0.8	1.60	267.9	1.1	1.66	233.6	2.7	1.56	267.9	3.3	1.66
Total Interest-Bearing Liabilities	10,889.3	16.5	0.60	10,815.8	12.5	0.45	10,852.9	44.8	0.55	10,575.5	33.7	0.42
Net Interest Income		$124.2			$119.2			$366.3			$347.5
Interest Rate Spread			2.87%			2.78%			2.86%			2.77%
Net Interest Margin			3.07%			2.92%			3.04%			2.91%
Noninterest-Bearing Demand Deposits	4,655.6			4,684.9			4,653.2			4,617.1
Other Liabilities	219.9			248.6			216.4			241.7
Shareholders’ Equity	1,250.5			1,222.9			1,242.6			1,201.9
Total Liabilities and Shareholders’ Equity	$17,015.3			$16,972.2			$16,965.1			$16,636.2

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% for 2018 and 35% for 2017, of $1.3 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, and of $3.0 million and $9.0 million for the three and nine months ended September 30, 2017, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2018
	Compared to September 30, 2017
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(2.4)	$2.2	$(0.2)
Investment Securities
Available-for-Sale
Taxable	(1.5)	4.5	3.0
Non-Taxable	(1.5)	(2.3)	(3.8)
Held-to-Maturity
Taxable	(1.6)	4.6	3.0
Non-Taxable	(0.1)	(1.3)	(1.4)
Total Investment Securities	(4.7)	5.5	0.8
Loans Held for Sale	(0.3)	0.1	(0.2)
Loans and Leases
Commercial and Industrial	0.9	4.0	4.9
Commercial Mortgage	5.5	4.5	10.0
Construction	(2.1)	—	(2.1)
Commercial Lease Financing	(0.5)	—	(0.5)
Residential Mortgage	7.2	(0.1)	7.1
Home Equity	4.8	1.7	6.5
Automobile	3.2	(3.6)	(0.4)
Other [2]	3.9	(0.2)	3.7
Total Loans and Leases	22.9	6.3	29.2
Other	—	0.3	0.3
Total Change in Interest Income	15.5	14.4	29.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	1.8	1.9
Savings	—	4.4	4.4
Time	1.1	5.2	6.3
Total Interest-Bearing Deposits	1.2	11.4	12.6
Short-Term Borrowings	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	(0.1)	(0.9)	(1.0)
Other Debt	(0.4)	(0.2)	(0.6)
Total Change in Interest Expense	0.7	10.4	11.1

Change in Net Interest Income	$14.8	$4.0	$18.8

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $122.9 million for the third quarter of 2018, an increase of $6.6 million or 6% compared to the same period in 2017. On a taxable-equivalent basis, net interest income was $124.2 million for the third quarter of 2018, an increase of $5.0 million or 4% compared to the same period in 2017. The increase was primarily due to the shift in the mix of our earning assets to loans, which generally have higher yields. Net interest income was $362.4 million for the first nine months of 2018, an increase of $23.9 million or 7% compared to the same period in 2017. On a taxable-equivalent basis, net interest income was $366.3 million for the first nine months of 2018, an increase of $18.8 million or 5% compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.07% for the third quarter of 2018, an increase of 15 basis points compared to the same period in 2017. Net interest margin was 3.04% for the first nine months of 2018, an increase of 13 basis points compared to the same period in 2017. The higher margin in 2018 was primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017.

Yields on our earning assets increased by 24 basis points in the third quarter of 2018 and by 22 basis points in the first nine months of 2018 compared to the same periods in 2017 primarily due to the aforementioned shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yield increases in our commercial and industrial, commercial mortgage, and home equity loans were primarily due to higher yields on floating rate loans. Yields on our commercial and industrial loans increased by 46 basis points in the third quarter of 2018 and by 41 basis points in the first nine months of 2018 compared to the same periods in 2017. Yields on our commercial mortgage loans increased by 32 basis points in the third quarter of 2018 and by 29 basis points in the first nine months of 2018 compared to the same periods in 2017. In addition, yields on our home equity loans also increased by 18 basis points in the third quarter of 2018 and by 16 basis points in the first nine months of 2018 compared to the same periods in 2017. Yields on our investment securities portfolio increased by 14 basis points in the third quarter of 2018 and by 12 basis points in the first nine months of 2018 compared to the same periods in 2017 primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by an 87 basis point decrease in our automobile loan portfolios in the third quarter of 2018 and by 91 basis points in the first nine months of 2018 compared to the same periods in 2017.

Interest rates paid on our interest-bearing liabilities increased by 15 basis points in the third quarter of 2018 compared to the same period in 2017. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher rate environment. The increase in our funding costs was partially offset by a lower average balance of our public time deposits, which decreased by $338.4 million in the third quarter of 2018 compared to the same period in 2017. Interest rates paid on our interest-bearing liabilities increased by 13 basis points in the first nine months of 2018 compared to the same period in 2017. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher rate environment. The higher funding costs were partially offset by lower rates paid on our securities sold under agreements to repurchase. Interest rates paid on our repurchase agreements decreased by 26 basis points in the first nine months of 2018 compared to the same period in 2017 primarily due to the restructuring of three repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements had a weighted-average interest rate of 3.94%. The restructuring of the agreements lowered the weighted-average interest rate to 2.70% effective June 2017.

Average balances of our earning assets decreased by $106.8 million or 1% in the third quarter of 2018 compared to the same period in 2017 primarily due to lower average balances in our federal funds sold and investment securities portfolio, offset by loan growth. The average balance of our federal funds sold and investment securities portfolio decreased by $293.3 million and $436.5 million, respectively, in the third quarter of 2018 primarily due to the shift in the mix of our earning assets to loans. Offsetting this decrease in the average balances of our federal funds sold and investment securities portfolio was a $629.9 million increase in the average balance of our loans and leases portfolio in the third quarter of 2018. The average balance in our residential mortgage portfolio increased by $230.2 million in the third quarter of 2018 compared to the same period in 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our commercial mortgage portfolio increased by $165.5 million in the third quarter of 2018 compared to the same period in 2017 as a result of continued demand from new and existing customers as a result of a healthy Hawaii economy. The average balance of our home equity portfolio increased by $119.5 million in the third quarter of 2018 compared to the same period in 2017 due in large part to continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. In addition, utilization on new and existing home equity lines remained steady during the third quarter of 2018. Average balances of our earning assets increased by $170.2 million or 1% in the first nine months of 2018 compared to the same period in 2017 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $718.9 million in the first nine months of 2018 compared to the same period in 2017, offset by lower average balances in our federal funds sold and investment securities portfolio. The average balance in the residential mortgage portfolio increased by $253.4 million in the first nine months of 2018 compared to the same period in 2017 primarily due to relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance in our commercial mortgage portfolio increased by $185.7 million in the first nine months of 2018 compared to the same period in 2017 primarily due to continued demand from new and existing customers as a result of a healthy Hawaii economy. The average balance of our home equity portfolio increased by $171.0 million in the first nine months of 2018 compared to the same period in 2017 due in large part to the continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. In addition, utilization on new and existing home equity lines remained steady during the first nine months of 2018.

Average balances of our interest-bearing liabilities increased by $73.5 million or 1% in the third quarter of 2018 compared to the same period in 2017 primarily due to growth in our relationship checking and savings products, offset by the aforementioned lower average balance in our public time deposit products. Average balance in our core deposit products increased by $227.5 million in the third quarter of 2018 compared to the same period in 2017. Offsetting the increase in the average balance of our core deposit products, the average balance of our time deposits and other interest-bearing liabilities decreased by $105.2 million and $48.8 million, respectively, in the third quarter of 2018 compared to the same period in 2017. The decrease in the average balance of our time deposits was primarily due to a $338.4 million decrease in our public time deposits, offset by a $239.6 million increase in the average balance of our consumer time deposits. Average balances in our interest-bearing liabilities increased by $277.4 million or 3% in the first nine months of 2018 compared to the same periods in 2017 primarily due to the growth in our time deposits, along with continued growth in our relationship checking and savings products. Average balances in our time deposits and interest-bearing accounts increased by $171.4 million and $112.8 million, respectively, for the first nine months of 2018 compared to the same period in 2017.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $3.8 million in the third quarter of 2018 compared to a $4.0 million provision in the same period in 2017. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $0.9 million or 2% in the third quarter of 2018 and by $16.7 million or 12% for the first nine months of 2018 compared to the same period in 2017.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Trust and Asset Management	$10,782	$11,050	$(268)	$33,319	$34,325	$(1,006)
Mortgage Banking	1,965	3,237	(1,272)	6,289	10,356	(4,067)
Service Charges on Deposit Accounts	7,255	8,188	(933)	21,249	24,522	(3,273)
Fees, Exchange, and Other Service Charges	14,173	13,764	409	42,906	41,061	1,845
Investment Securities Gains (Losses), Net	(729)	(566)	(163)	(3,097)	11,047	(14,144)
Annuity and Insurance	1,360	1,429	(69)	4,413	5,585	(1,172)
Bank-Owned Life Insurance	1,620	1,861	(241)	5,258	4,908	350
Other Income	5,056	3,447	1,609	16,478	11,758	4,720
Total Noninterest Income	$41,482	$42,410	$(928)	$126,815	$143,562	$(16,747)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.7 billion and $9.0 billion as of September 30, 2018 and 2017, respectively.  Trust and asset management income decreased by $0.3 million or 2% in the third quarter of 2018 and by $1.0 million or 3% for the first nine months of 2018 compared to the same periods in 2017 due to a decrease in termination, transfer, and real estate service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $1.3 million or 39% in the third quarter of 2018 and by $4.1 million or 39% for the first nine months of 2018 compared to the same periods in 2017. This decrease was primarily due to reduced sales of conforming saleable loans from our mortgage loan portfolio.

Service charges on deposit accounts decreased by $0.9 million or 11% in the third quarter of 2018 compared to the same period in 2017. This decrease was primarily due to a $0.6 million decrease in account analysis fees and a $0.4 million decrease in overdraft fees. Service charges on deposit accounts decreased by $3.3 million or 13% for the first nine months of 2018 compared to the same periods in 2017 primarily due to a $1.8 million decrease in account analysis fees and a $1.6 million decrease in overdraft fees, partially offset by an increase in other service and monthly fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.4 million or 3% in the third quarter of 2018 and by $1.8 million or 4% for the first nine months of 2018 compared to the same periods in 2017. This year-to-date increase was primarily due to $1.8 million in merchant income, which was recorded as a reduction of other noninterest expense in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance.

Investment securities gains (losses), net totaled $(0.7) million in the third quarter of 2018 compared to $(0.6) million during the same period in 2017. The net losses in the third quarters of 2018 and 2017 were due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. Investment securities gains (losses), net totaled $(3.1) million in the first nine months of 2018 compared to net gains on sales of investment securities of $11.0 million during the same period in 2017. The net loss in 2018 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In addition, in June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which was paid to previous buyers of our Visa Class B shares in July 2018. The net gain in 2017 was primarily due to a gain on the sale of 90,000 Visa Class B shares. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (135,296 Class A equivalents) that we own are carried at a zero cost basis. We also contributed 3,600 Visa Class B shares to the Bank of Hawaii Foundation in the second quarter of 2018.

Annuity and insurance income decreased by $0.1 million or 5% in the third quarter of 2018 and by $1.2 million or 21% for the first nine months of 2018 compared to the same periods in 2017. This decrease was primarily due to lower sales of our annuity products.

Bank-owned life insurance decreased by $0.2 million or 13% in the third quarter of 2018 compared to the same period in 2017. This decrease was primarily due to death benefits received in the third quarter of 2017. Bank-owned life insurance increased by $0.4 million or 7% for the first nine months of 2018 compared to the same period in 2017. This increase was primarily due to death benefits received in the first quarter of 2018.

Other noninterest income increased by $1.6 million or 47% in the third quarter of 2018 compared to the same period in 2017 primarily due to $0.8 million in gains on sales of leased assets and a $0.5 million increase in fees for our customer interest rate swap derivatives. Other noninterest income increased by $4.7 million or 40% for the first nine months of 2018 compared to the same period in 2017 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million combined with the aforementioned $0.8 million gain on sale of leased assets and $0.5 million increase in fees for our customer interest rate swap derivatives.

Noninterest Expense

Noninterest expense increased by $1.9 million or 2% in the third quarter of 2018 and by $10.4 million or 4% for the first nine months of 2018 compared to the same periods in 2017.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Salaries	$33,308	$31,224	$2,084	$99,281	$91,202	$8,079
Incentive Compensation	5,378	4,857	521	14,972	15,756	(784)
Share-Based Compensation	2,153	1,962	191	6,657	7,144	(487)
Commission Expense	1,034	1,439	(405)	3,260	5,066	(1,806)
Retirement and Other Benefits	3,925	3,843	82	12,944	12,169	775
Payroll Taxes	2,372	2,353	19	9,112	8,724	388
Medical, Dental, and Life Insurance	3,616	3,444	172	10,897	9,859	1,038
Separation Expense	(4)	2,068	(2,072)	1,229	2,111	(882)
Total Salaries and Benefits	51,782	51,190	592	158,352	152,031	6,321
Net Occupancy	8,702	7,727	975	25,824	24,026	1,798
Net Equipment	6,116	5,417	699	17,488	16,624	864
Data Processing	4,241	3,882	359	12,695	11,173	1,522
Professional Fees	2,206	3,044	(838)	7,525	8,415	(890)
FDIC Insurance	2,057	2,107	(50)	6,396	6,413	(17)
Other Expense:
Delivery and Postage Services	1,989	2,186	(197)	6,410	6,726	(316)
Mileage Program Travel	1,180	1,250	(70)	3,523	3,585	(62)
Merchant Transaction and Card Processing Fees	1,359	946	413	3,883	2,982	901
Advertising	1,455	1,423	32	3,963	3,974	(11)
Amortization of Solar Energy Partnership Investments	916	848	68	2,748	2,544	204
Other	8,535	8,578	(43)	26,906	26,862	44
Total Other Expense	15,434	15,231	203	47,433	46,673	760
Total Noninterest Expense	$90,538	$88,598	$1,940	$275,713	$265,355	$10,358

Total salaries and benefits expense increased by $0.6 million or 1% in the third quarter of 2018 compared to the same period in 2017 primarily due to merit and minimum wage increases. These increases were offset by a $2.1 million decrease in separation expense. Total salaries and benefits expense increased by $6.3 million or 4% for the first nine months of 2018 compared to the same period in 2017. This increase was primarily due to merit and minimum wage increases. This increase was partially offset by a $1.8 million decrease in commission expense due to a decrease in loan origination and refinancing activity coupled with lower sales of annuity products. In addition, separation expense decreased by $0.9 million.

Net occupancy increased by $1.0 million or 13% in the third quarter of 2018 compared to the same period in 2017. This increase was primarily due to a $0.4 million gain on sale of real estate property on the island of Oahu during the third quarter of 2017 coupled with a $0.3 million increase due to ATM lease space rental costs in 2018. These ATM lease space rental costs were recorded as a reduction of ATM fee income in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance. Net occupancy increased by $1.8 million or 7% for the first nine months of 2018 compared to the same period in 2017. This increase was due to the aforementioned ATM lease space rental cost ($0.8 million for the first nine months of 2018 compared to the same period in 2017) and $0.4 million gain on sale of real estate property in the third quarter of 2017. In addition, this increase was due to the increases in utilities and parking services expenses by $0.3 million and $0.2 million, respectively.

Net equipment increased by $0.7 million or 13% in the third quarter of 2018 and by $0.9 million or 5% for the first nine months of 2018 compared to the same periods in 2017. These increases were due to higher depreciation expense.

Data processing increased by $0.4 million or 9% in the third quarter of 2018 and by $1.5 million or 14% for the first nine months of 2018 compared to the same periods in 2017 due to ongoing information technology projects.

Professional fees decreased by $0.8 million or 28% in the third quarter of 2018 compared to the same period in 2017 primarily due to a $0.5 million decrease in professional services primarily in our mortgage division and a $0.3 million decrease in legal fees. Professional fees decreased by $0.9 million or 11% for the first nine months of 2018 compared to the same period in 2017 primarily due to a $0.7 million decrease in professional services in our mortgage division.

Total other expense remained relatively unchanged in the third quarter of 2018 compared to the same period in 2017. Total other expense increased by $0.8 million or 2% for the first nine months of 2018 compared to the same periods in 2017 primarily due to a $2.0 million legal reserve recorded in first quarter 2018, partially offset by decreases in business travel ($0.6 million) and temporary services ($0.6 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Provision for Income Taxes	$13,138	$20,248	$36,365	$62,306
Effective Tax Rates	18.75%	30.62%	18.00%	30.54%

The effective tax rate for the third quarter of 2018 was 18.75% down from 30.62% for the same period in 2017. The lower effective rate in the third quarter of 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the passage of the Tax Act. Also favorably impacting our effective tax rate in 2018 was a $0.7 million tax benefit from an early buyout of our equity interest in a leveraged lease. These were partially offset by the reduced tax benefit from municipal bonds due to the lower corporate tax rate and by a $0.5 million release of reserves in the third quarter of 2017.

The effective tax rate for the first nine months of 2018 was 18.00%, down from 30.54% for the same period in 2017. The effective tax rate for the first nine months of 2018 was favorably impacted by the aforementioned reduction in the federal corporate tax rate and a $1.3 million benefit from early buyouts of our equity interest in leverage leases. The tax rate was also favorably impacted by a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018. These were partially offset by the tax benefits from the exercise of stock options and the vesting of restricted stock being $1.2 million higher in first nine months of 2017 compared to 2018.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.7 billion as of September 30, 2018, a decrease of $447.0 million or 7% compared to December 31, 2017. As of September 30, 2018, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years.

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

During the first nine months of 2018, we reduced our positions in mortgage-backed securities issued by Ginnie Mae and Freddie Mac. We re-invested these proceeds primarily into higher yielding loan products. In addition, we increased our holdings in Small Business Administration securities. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of September 30, 2018, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2018, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of September 30, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

Gross unrealized gains in our investment securities portfolio were $15.6 million as of September 30, 2018 and $36.6 million as of December 31, 2017.  Gross unrealized losses on our temporarily impaired investment securities were $159.8 million as of September 30, 2018 and $73.9 million as of December 31, 2017. The higher unrealized losses were primarily caused by the higher interest rate environment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of September 30, 2018, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $463.3 million, representing 57% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 96% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Approximately 80% of our Hawaii municipal bond holdings were general obligation issuances. As of September 30, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of our municipal debt securities.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$1,314,609	$1,279,347
Commercial Mortgage	2,237,020	2,103,967
Construction	176,447	202,253
Lease Financing	172,232	180,931
Total Commercial	3,900,308	3,766,498
Consumer
Residential Mortgage	3,596,627	3,466,773
Home Equity	1,625,208	1,585,455
Automobile	625,086	528,474
Other [1]	483,833	449,747
Total Consumer	6,330,754	6,030,449
Total Loans and Leases	$10,231,062	$9,796,947

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2018 increased by $434.1 million or 4% from December 31, 2017 primarily due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of September 30, 2018 increased by $133.8 million or 4% from December 31, 2017.  Commercial and industrial loans increased by $35.3 million or 3% from December 31, 2017. Commercial mortgage loans increased by $133.1 million or 6% from December 31, 2017 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong. Construction loans decreased by $25.8 million or 13% from December 31, 2017 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $8.7 million or 5% from December 31, 2017 primarily due to two lessees exercising their early buy-out option on equipment leases in the third quarter of 2018.

Consumer loans and leases as of September 30, 2018 increased by $300.3 million or 5% from December 31, 2017.  Residential mortgage loans increased by $129.9 million or 4% from December 31, 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. Home equity lines and loans increased by $39.8 million or 3% from December 31, 2017 as a result of continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2018. Automobile loans increased by $96.6 million or 18% from December 31, 2017 primarily driven by steady automobile loan demand and competitive loan programs. Other consumer loans increased by $34.1 million or 8% from December 31, 2017, primarily due to growth in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2018
Commercial
Commercial and Industrial	$1,132,636	$101,543	$79,364	$1,038	$28	$1,314,609
Commercial Mortgage	1,887,415	86,594	262,535	476	—	2,237,020
Construction	176,447	—	—	—	—	176,447
Lease Financing	55,011	112,210	847	—	4,164	172,232
Total Commercial	3,251,509	300,347	342,746	1,514	4,192	3,900,308
Consumer
Residential Mortgage	3,518,414	—	76,648	1,565	—	3,596,627
Home Equity	1,587,977	281	35,741	1,209	—	1,625,208
Automobile	490,209	—	124,819	10,058	—	625,086
Other [3]	403,288	—	52,277	28,268	—	483,833
Total Consumer	5,999,888	281	289,485	41,100	—	6,330,754
Total Loans and Leases	$9,251,397	$300,628	$632,231	$42,614	$4,192	$10,231,062

December 31, 2017
Commercial
Commercial and Industrial	$1,119,348	$99,099	$59,233	$762	$905	$1,279,347
Commercial Mortgage	1,837,831	57,331	208,805	—	—	2,103,967
Construction	189,401	—	—	12,852	—	202,253
Lease Financing	53,329	123,619	1,071	—	2,912	180,931
Total Commercial	3,199,909	280,049	269,109	13,614	3,817	3,766,498
Consumer
Residential Mortgage	3,382,961	—	82,026	1,786	—	3,466,773
Home Equity	1,547,619	867	35,718	1,251	—	1,585,455
Automobile	423,364	—	101,680	3,430	—	528,474
Other [3]	373,941	—	46,703	29,103	—	449,747
Total Consumer	5,727,885	867	266,127	35,570	—	6,030,449
Total Loans and Leases	$8,927,794	$280,916	$535,236	$49,184	$3,817	$9,796,947

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

Our Hawaii loan and lease portfolio increased by $323.6 million or 4% from December 31, 2017, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank and Federal Reserve Bank Stock	$37,858	$40,645
Derivative Financial Instruments	16,793	10,518
Low-Income Housing and Other Equity Investments	81,213	87,632
Deferred Compensation Plan Assets	33,497	29,230
Prepaid Expenses	11,181	7,944
Accounts Receivable	41,910	43,195
Other	41,407	33,432
Total Other Assets	$263,859	$252,596

Total other assets increased by $11.3 million or 4% from December 31, 2017. The increase was primarily due to a $6.3 million increase in derivative financial instruments mainly related to the fair value increase of our interest rate swap agreement assets, which is affected by prevailing interest rates.  Due to our risk mitigating strategies in structuring these agreements, fair value changes to our swap agreement assets are offset with similar fair value changes to our swap agreement liabilities. In addition, other assets increased primarily due to a $4.9 million increase in principal receivables, mainly due to matured securities in the third quarter of 2018.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2018	December 31, 2017
Consumer	$7,627,527	$7,478,228
Commercial	5,967,343	5,973,763
Public and Other	1,248,465	1,431,977
Total Deposits	$14,843,335	$14,883,968

Total deposits were $14.8 billion as of September 30, 2018, a decrease of $40.6 million or less than 1% from December 31, 2017. Public and other deposits decreased by $183.5 million due to a decrease in public time deposits of $164.2 million. This decrease was partially offset by a $149.3 million increase in consumer deposits, primarily due to an increase in consumer time deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2018	December 31, 2017
Money Market	$1,897,950	$1,827,090
Regular Savings	3,546,103	3,561,923
Total Savings Deposits	$5,444,053	$5,389,013

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2018	December 31, 2017
Private Institutions	$500,000	$500,000
Government Entities	4,293	5,293
Total Securities Sold Under Agreements to Repurchase	$504,293	$505,293

Securities sold under agreements to repurchase was $504.3 million and $505.3 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the weighted-average maturity was 150 days for our repurchase agreements with government entities and 2.9 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.2 years.  As of September 30, 2018, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.19% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank Advances	$175,000	$250,000
Capital Lease Obligations	10,662	10,716
Total	$185,662	$260,716

Other debt was $185.7 million as of September 30, 2018, a decrease of $75.1 million or 29% from December 31, 2017. This decrease was primarily due to three FHLB advances totaling $75.0 million which matured during 2018. As of September 30, 2018, our FHLB advances had a weighted-average interest rate of 1.29% with maturity dates ranging from 2018 to 2020. These advances were primarily for asset/liability management purposes. As of September 30, 2018, our remaining unused line of credit with the FHLB was $2.2 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Retail Banking	$23,763	$21,488	$65,204	$62,243
Commercial Banking	24,952	19,998	69,605	57,957
Investment Services and Private Banking	6,217	3,776	18,206	11,591
Total	54,932	45,262	153,015	131,791
Treasury and Other	2,001	619	12,676	9,928
Consolidated Total	$56,933	$45,881	$165,691	$141,719

Retail Banking

Net income increased by $2.3 million or 11% in the third quarter of 2018 compared to the same period in 2017 primarily due to a decrease in the effective income tax rate used to allocate the provision for income taxes and a decrease in the Provision. This was partially offset by decreases in noninterest income and net interest income, and an increase in noninterest expense. The decrease in the Provision was primarily due to lower net charge-offs in the segment’s installment loan, small business, and mortgage portfolios, partially offset by higher net charge-offs in the segment’s home equity and auto loan portfolios. Noninterest income decreased primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased in the third quarter of 2018 compared to the same period in 2017. The decrease in net interest income was primarily due to lower average rates in the segment’s loan portfolio and lower average balances in the segment’s deposit portfolio, the latter primarily due to the transfer of deposits to the Investment Services and Private Banking segment. This was partially offset by higher average rates in the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. The increase in noninterest expense was primarily due to higher allocated technology and allocated operations expense. This was partially offset by the reclassification in the first half of 2018 of certain ATM and debit transaction processing fees as contra revenue, and a decrease in professional fees.

Net income increased by $3.0 million or 5% in the first nine months of 2018 compared to the same period in 2017 primarily due to a decrease in the effective income tax rate used to allocate the provision for income taxes. This was partially offset by decreases in noninterest income and net interest income and an increase in noninterest expense. The decrease in noninterest income was primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased in the first nine months of 2018 compared to the same period in 2017. The decrease in net interest income was primarily due to lower average rates in the segment’s loan portfolio and lower average balances in the segment’s deposit portfolio, the latter primarily due to the transfer of deposits to the Investment Services and Private Banking segment. This was partially offset by higher average rates in the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. Noninterest expense increased primarily due to a $2.0 million increase in legal reserves recorded in the first quarter of 2018 and higher allocated technology expense and allocated finance expense. This was partially offset by the reclassification in the first half of 2018 of certain ATM and debit transaction processing fees as contra revenue, and a decrease in professional fees.

Commercial Banking

Net income increased by $5.0 million or 25% in the third quarter of 2018 compared to the same period in 2017 primarily due to increases in net interest income and noninterest income and to a decrease in the provision for income taxes. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was due to higher net gains on sale of equipment leases and to higher fees related to our customer interest rate swap derivative program. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

Net income increased by $11.6 million or 20% for the first nine months of 2018 compared to the same period in 2017 primarily related to increases in net interest income and noninterest income, and to a decrease in the provision for income taxes. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio, and partially due to growth in the segment’s loan portfolio. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

Investment Services and Private Banking

Net income increased by $2.4 million or 65% in the third quarter of 2018 compared to the same period in 2017 primarily due to an increase in net interest income which was partially offset by higher noninterest expense.  The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio.  The increase in noninterest expense was primarily due to higher allocated expenses.

Net income increased by $6.6 million or 57% for the first nine months of 2018 compared to the same period in 2017 primarily due to an increase in net interest income offset by an increase in noninterest expense and a decrease in noninterest revenue.  The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio.  The increase in noninterest expense was primarily due to higher salaries and benefits expense and higher allocated expenses.  The decrease in noninterest revenue was driven by lower annuity sales and lower trust service fees.

Treasury and Other

Net income increased by $1.3 million or 223% in the third quarter of 2018 compared to the same period in 2017 primarily due to a reduction in noninterest expenses, an increase in net interest income and a reduction in the provision for income taxes partially offset by lower noninterest income. The decrease in noninterest expense was due to a reduction in separation expenses. The increase in net interest income was primarily due to an increase in funding income related to lending activities and interest income from investment securities resulting from an increase in associated yields. This was partially offset by higher deposit funding costs. The decrease in noninterest income was primarily due to a reduction in income from Bank Owned Life Insurance resulting from death benefits received in the third quarter of 2017. Additionally, quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions were higher in the third quarter of 2018 compared to the third quarter of 2017. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 18.75% in the third quarter of 2018 compared to 30.62% in the third quarter of 2017.

Net income increased by $2.7 million or 28% for the first nine months of 2018 compared to the same period in 2017 primarily due to an increase in net interest income and a decrease in the Provision. This was partially offset by a decrease in noninterest income and an increase in the provision for income taxes. The increase in net interest income was primarily due to an increase in funding income related to lending activities and interest income from investment securities resulting from an increase in associated yields. This was partially offset by higher deposit funding costs. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in noninterest income was primarily due to the sale of 90,000 Visa Class B shares amounting to $12.5 million in the first quarter of 2017. Partially offsetting this was a $2.8 million distribution from a low-income housing partnership in the first quarter of 2018. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 18.00% in 2018 compared to 30.54% in 2017.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2018, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first nine months of 2018.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2018	December 31, 2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$1,205	$448
Commercial Mortgage	652	1,398
Total Commercial	1,857	1,846
Consumer
Residential Mortgage	6,359	9,243
Home Equity	3,673	3,991
Total Consumer	10,032	13,234
Total Non-Accrual Loans and Leases	11,889	15,080
Foreclosed Real Estate	1,909	1,040
Total Non-Performing Assets	$13,798	$16,120

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,426	$2,703
Home Equity	3,112	1,624
Automobile	829	886
Other [1]	1,727	1,934
Total Consumer	8,094	7,147
Total Accruing Loans and Leases Past Due 90 Days or More	$8,094	$7,147
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$49,462	$55,672
Total Loans and Leases	$10,231,062	$9,796,947
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.12%	0.15%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.13%	0.16%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.05%	0.05%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.19%	0.24%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.21%	0.24%
Changes in Non-Performing Assets
Balance as of December 31, 2017	$16,120
Additions	6,311
Reductions
Payments	(3,513)
Return to Accrual Status	(2,816)
Sales of Foreclosed Real Estate	(1,722)
Charge-offs/Write-downs	(582)
Total Reductions	(8,633)
Balance as of September 30, 2018	$13,798

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $13.8 million as of September 30, 2018, a decrease of $2.3 million or 14% from December 31, 2017.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.13% as of September 30, 2018 and 0.16% as of December 31, 2017.

Commercial and industrial non-accrual loans increased by $0.8 million or 169% from December 31, 2017 primarily due to the addition of two borrowers. We have evaluated the borrowers for impairment and recorded a partial charge-off of $0.2 million in the first nine months of 2018.

Commercial mortgage non-accrual loans were $0.7 million as of September 30, 2018, a decrease of $0.7 million or 53% from December 31, 2017 due to payoff of two loans. We have evaluated the remaining commercial mortgage non-accrual loans for impairment and recorded no charge-offs.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $2.9 million or 31% from December 31, 2017 primarily due to transfers to foreclosed real estate, loans returning to accrual status, and payments.  Residential mortgage non-accrual loans remain at elevated levels due mainly to the lengthy judicial foreclosure process as well as residential mortgage loan modifications the Bank entered into to assist borrowers wishing to remain in their residences despite having financial challenges.  As of September 30, 2018, our residential mortgage non-accrual loans were comprised of 24 loans with a weighted average current loan-to-value ratio of 55%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.9 million or 84% from December 31, 2017 due to the addition of four residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.1 million as of September 30, 2018, a $0.9 million or 13% increase from December 31, 2017. The increase was primarily due to home equity loans past due 90 days or more.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $54.4 million as of September 30, 2018 and $61.2 million as of December 31, 2017, and had a related Allowance of $3.9 million as of September 30, 2018 and December 31, 2017.  As of September 30, 2018, we have recorded cumulative charge-offs of $12.5 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial
Commercial and Industrial	$6,518	$8,486
Commercial Mortgage	2,701	9,205
Construction	1,348	1,416
Total Commercial	10,567	19,107
Consumer
Residential Mortgage	20,523	21,581
Home Equity	2,902	1,965
Automobile	16,006	14,811
Other [1]	2,787	2,645
Total Consumer	42,218	41,002
Total	$52,785	$60,109

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $7.3 million or 12% from December 31, 2017. The decrease was primarily due to the full repayments of commercial mortgage loans during the second quarter of 2018. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$115,010	$113,175	$114,168	$110,845
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(449)	(611)	(1,140)	(909)
Consumer
Residential Mortgage	—	(36)	(100)	(725)
Home Equity	(124)	(129)	(259)	(774)
Automobile	(2,114)	(1,921)	(5,883)	(5,723)
Other [1]	(3,340)	(3,521)	(10,294)	(9,278)
Total Loans and Leases Charged-Off	(6,027)	(6,218)	(17,676)	(17,409)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	542	597	1,236	1,198
Lease Financing	—	1	—	2
Consumer
Residential Mortgage	261	89	695	457
Home Equity	558	837	1,634	2,183
Automobile	616	692	1,953	1,919
Other [1]	752	530	2,077	1,608
Total Recoveries on Loans and Leases Previously Charged-Off	2,729	2,746	7,595	7,367
Net Loans and Leases Charged-Off	(3,298)	(3,472)	(10,081)	(10,042)
Provision for Credit Losses	3,800	4,000	11,425	12,650
Provision for Unfunded Commitments	—	—	—	250
Balance at End of Period [2]	$115,512	$113,703	$115,512	$113,703

Components
Allowance for Loan and Lease Losses	$108,690	$106,881	$108,690	$106,881
Reserve for Unfunded Commitments	6,822	6,822	6,822	6,822
Total Reserve for Credit Losses	$115,512	$113,703	$115,512	$113,703

Average Loans and Leases Outstanding	$10,081,886	$9,451,972	$9,950,518	$9,231,615

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.13%	0.15%	0.14%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.06%	1.12%	1.06%	1.12%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2018, the Allowance was $108.7 million or 1.06% of total loans and leases outstanding, compared with an Allowance of $107.3 million or 1.10% of total loans and leases outstanding as of December 31, 2017.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.3 million or 0.13% of total average loans and leases, on an annualized basis, in the third quarter of 2018 compared to net charge-offs of $3.5 million or 0.15% of total average loans and leases, on an annualized basis, in the third quarter of 2017. Net charge-offs on loans and leases were $10.1 million or 0.14% of total average loans and leases, on an annualized basis, for the first nine months of 2018 compared to net charge-offs of $10.0 million or 0.15% of total average loans and leases, on an annualized basis, in the first nine months of 2017. Net charge-offs were primarily reflected in our consumer portfolios, totaling $10.2 million and $10.3 million for the first nine months of 2018 and 2017, respectively.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2018, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of September 30, 2018, unchanged from December 31, 2017. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2018, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of September 30, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2018 was slightly less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2018		December 31, 2017
Gradual Change in Interest Rates (basis points)
+200	$10,233	2.0%	$12,420	2.6%
+100	5,512	1.1	6,622	1.4
-100	(6,137)	(1.2)	(6,789)	(1.4)

Immediate Change in Interest Rates (basis points)
+200	$22,628	4.5%	$29,876	6.2%
+100	12,227	2.4	16,328	3.4
-100	(17,063)	(3.4)	(21,653)	(4.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30, 2018, we had additional borrowing capacity of $2.2 billion from the FHLB and $558.9 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2018.  As of September 30, 2018, cash and cash equivalents were $335.0 million, the carrying value of our available-for-sale investment securities was $2.0 billion, and total deposits were $14.8 billion.  As of September 30, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.5 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2018, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2018, shareholders’ equity was $1.3 billion, an increase of $21.5 million or 2% from December 31, 2017. For the first nine months of 2018, net income of $165.7 million, common stock issuances of $6.2 million, share-based compensation of $6.2 million were partially offset by other comprehensive loss of $17.0 million, cash dividends paid of $72.6 million, and common stock repurchased of $67.0 million. In the first nine months of 2018, we repurchased 754,020 shares under our share repurchase program. These shares were repurchased at an average cost per share of $84.03 and a total cost of $63.4 million. From the beginning of our share repurchase program in July 2001 through September 30, 2018, we repurchased a total of 54.9 million shares of common stock and returned a total of $2.14 billion to our shareholders at an average cost of $38.92 per share.

From October 1, 2018 through October 16, 2018, the Parent repurchased an additional 57,000 shares of common stock at an average cost of $79.34 per share for a total of $4.5 million. Remaining buyback authority under our share repurchase program was $52.1 million as of October 16, 2018. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2018, the Parent’s Board of Directors declared a quarterly cash dividend of $0.62 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2018 to shareholders of record at the close of business on November 30, 2018.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of September 30, 2018 and December 31, 2017.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	September 30, 2018	December 31, 2017
	Regulatory Capital
	Shareholders’ Equity	$1,253,327	$1,231,868
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(33,037)	(27,715)
	Net Unrealized Gains (Losses) on Investment Securities [2]	(26,201)	(7,000)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,284,045	1,238,063

	Tier 1 Capital	1,284,045	1,238,063
	Allowable Reserve for Credit Losses	115,512	114,168
	Total Regulatory Capital	$1,399,557	$1,352,231

	Risk-Weighted Assets	$9,732,618	$9,348,296

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	13.19%	13.24%
	Tier 1 Capital Ratio	13.19	13.24
	Total Capital Ratio	14.38	14.46
	Tier 1 Leverage Ratio	7.55	7.26
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully implemented by January 1, 2019. As of September 30, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

Management continues to monitor regulatory developments and their potential impact to the Company’s liquidity requirements.

Stress Testing

Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as the Company, are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results.  The Company continues to run internal stress tests as a component of our comprehensive risk management and capital planning process.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2018 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2018	96,901	$83.84	95,500	$73,274,327
August 1 - 31, 2018	106,500	83.37	106,500	64,395,525
September 1 - 30, 2018	94,759	81.85	94,520	56,658,624
Total	298,160	$83.04	296,520

[1]
During the third quarter of 2018, 1,640 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	October 22, 2018		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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