Form 10-K
period 2018-12-31
BANK OF HAWAII CORP
filed 2019-03-01
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☐    No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $83.42, was approximately $3,422,918,887. There was no non-voting common equity of the registrant outstanding on that date.
As of February 15, 2019, there were 41,212,202 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held on April 26, 2019, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2018 Form 10-K Annual Report

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

Competition

The Company operates in a highly competitive environment subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, and receive favorable tax treatment. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, the Company has developed an effective competitive advantage in its market.

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

Bank of Hawaii

The Bank is subject to extensive federal, state, territorial and foreign regulations that significantly affect its business and activities. The Bank is subject to supervision and examination by the FRB of San Francisco, the Consumer Financial Protection Bureau (the “CFPB”), and the State of Hawaii Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent “unsafe” or “unsound” banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. The standards relate generally to operations and management, asset quality, interest rate exposure, capital, executive compensation, and consumer protection. The regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties and restitution, the issuance of cease-and-desist orders, and other actions, up to and including revocation of a bank’s charter for the most severe infractions, or putting such a bank into receivership if it is not financially viable.

Bankoh Investment Services, Inc., the broker-dealer and investment adviser subsidiary of the Bank, is incorporated in Hawaii and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA’s Insurance Division. Pacific Century Life Insurance Corporation is incorporated in Arizona and is primarily regulated by the State of Arizona Department of Insurance.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its regulations implemented sweeping changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector by mandating higher capital and liquidity requirements, establishing new standards for mortgage lenders, increasing regulation of executive and incentive-based compensation and numerous other provisions. Provisions also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds.

Several provisions of the Dodd-Frank Act were significantly changed by enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018, notably by eliminating the requirement for institutions like the Company to perform and publicly disclose periodic stress tests. The Company continues to monitor and implement rules, regulations, and interpretations of the Dodd-Frank Act as they are adopted and modified, and to evaluate their application to our current and future operations.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) identifies five capital categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The federal banking agencies are authorized by FDICIA to impose progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. These “prompt corrective actions” can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distribution without prior regulatory approval; and ultimately appointing a receiver for the institution.

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2018, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective action, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

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

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Company is assessed deposit insurance premiums by the FDIC using a base rate, to which is added temporary surcharges that are used to establish a FDIC reserve fund and pay certain bond obligations. The Bank’s FDIC insurance assessment was $7.7 million in 2018, $8.7 million in 2017, and $8.6 million in 2016.

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

Depositor Preference

In the event of the “liquidation or other resolution” of an insured depository institution, claims of insured and uninsured depositors for deposits payable in the United States (including the claims of the FDIC as subrogee of insured depositors), plus certain claims for administrative expenses of the FDIC as a receiver will have priority in payment ahead of unsecured creditors including, in the case of the Bank, its Parent.

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

Community Reinvestment and Consumer Protection Laws

•
Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applicants to open or relocate a branch or facility. The Bank’s current CRA rating is “outstanding”.

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

A number of other federal and state consumer protection laws extensively govern the Bank’s relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Telephone Consumer Protection Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state and territorial usury laws and laws regarding unfair and deceptive acts and practices. These and other laws subject the Bank to substantial regulatory oversight and, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, and restrict the Bank’s ability to raise interest rates.

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

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act created new laws, regulations, and penalties, imposed significant new compliance and due diligence obligations, and expanded the application of those laws outside the U.S. Additionally, like all U.S. companies and individuals, the Company is prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designed Nationals and Blocked Persons.

The Bank has been required to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of its customers. The Company maintains procedures and systems to identify its customers, and to monitor and block transactions related to prohibited persons and entities. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, the federal financial institution regulatory agencies consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

As of December 31, 2018, we employed 2,122 full-time equivalent employees.

Executive Officers of the Registrant

Listed below are executive officers of the Parent as of December 31, 2018.

Peter S. Ho, 53
Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 55
Vice Chair since December 2017, and Chief Financial Officer since March 2017; Senior Executive Vice President and Controller from August 2014 to February 2017; Senior Executive Vice President and Treasurer from May 2008 to July 2014.

Sharon M. Crofts, 53
Vice Chair, Client Solutions Group since April 2016; Vice Chair, Operations and Technology from October 2012 to March 2016.

Wayne Y. Hamano, 64
Vice Chair since December 2008 and Chief Commercial Officer since September 2007.

Kent T. Lucien, 65
Vice Chair and Chief Strategy Officer since March 2017; Vice Chair and Chief Financial Officer from April 2008 to February 2017.

James C. Polk, 52
Vice Chair, Consumer Lending and Deposit Product Group since September 2018 and Consumer and Residential Lending since April 2018; Vice Chair, Mortgage Banking from July 2017 to March 2018; Vice Chair, The Private Bank from June 2016 to June 2017; Senior Executive Vice President, Consumer Banking from January 2016 to May 2016; Senior Executive Vice President, Mortgage Banking from August 2014 to January 2016; Senior Executive Vice President, Commercial Banking from September 2010 to July 2014.

Mark A. Rossi, 69
Vice Chair, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007.

Mary E. Sellers, 62
Vice Chair and Chief Risk Officer since July 2005.

Brent T. Flygar, 51
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

General economic conditions in Hawaii remained healthy in 2018, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. However, deterioration of economic conditions, either locally, nationally, or internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

Fiscal and Monetary Policies

The Company’s business and earnings are significantly affected by the fiscal and monetary policies of the Federal Government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. Changes to these policies of the Federal Reserve may have a material effect on our business, results of operations and financial condition.

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

Legislation and regulatory initiatives affecting the financial services industry, including new interpretations, restrictions and requirements, could detrimentally affect the Company’s business.

The Dodd-Frank Act, enacted in July 2010, triggered sweeping reforms to the financial services industry. Although almost all of the rules and regulations implementing the Dodd-Frank Act have already gone into effect, some of the rules have yet to be implemented and others are being interpreted by federal regulators and the courts. The Dodd-Frank Act, other consumer protection laws, and their implementing rules and regulations are likely to continue to result in increased compliance costs, along with possible restrictions on our products, services and manner of operations, any of which may have a material adverse effect on our operating results and financial condition.

The CFPB has exercised its broad rule-making, supervisory, and examination authority of consumer financial products, as well as expanded data collection and enforcement powers, over depository institutions with more than $10.0 billion in assets. Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, remains with the FRB. As a result of greater regulatory scrutiny of consumer financial products as a whole, the Company has become subject to more and expanded regulatory examinations, which also could result in increased costs as well as harm to our reputation in the event of a finding that we have not complied with the increased regulatory requirements.

New laws, regulations, and changes, and the uncertainty surrounding whether such laws, regulations and changes will be implemented, interpreted, repealed or reinstated, in the current regulatory and political climate, may continue to increase our costs of regulatory compliance. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

Changes in the capital, leverage, liquidity requirements for financial institutions could materially affect future requirements of the Company.

Under Basel III, financial institutions are required to have more capital and a higher quality of capital. Under the final rules issued by the banking regulators, minimum requirements increased for both the quantity and quality of capital held by the Company.

Compliance with Basel III may result in increased capital, liquidity, and disclosure requirements. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information.

Consumer protection initiatives and court decisions related to the foreclosure process could affect our remedies as a creditor.

Proposed consumer protection initiatives related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

In addition, Hawaii’s appellate courts have made rulings that increase the complexity and risk of nonjudicial, or out-of-court, foreclosures.  At the same time, a chronic backlog of cases in the Hawaii courts has slowed the judicial foreclosure process, which may significantly delay the Bank’s ability to take over, preserve and sell the mortgaged property.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures and costs, which in turn could affect our financial condition or results of operations.

Competition may adversely affect our business.

Our future depends on our ability to compete effectively. We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services, including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, and may benefit from tax exemptions or lower tax rates. As a result, some of these competitors may have lower cost structures.

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

Both federal and local laws provide mechanisms for out-of-state banks and their holding companies to acquire or open branches in our service territories. Failure to effectively address this competitive risk by competing, innovating and making effective use of new and existing channels to deliver our products and services could adversely affect our financial condition or results of operations.

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

Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, intelligence-gathering by foreign governments, or from accidental technological failure internally or by our vendors. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions around the world have increased.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent E-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the E-mail or request that the recipient send a password or other confidential information via E-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile data breaches involving other companies’ losses of customer personal and financial information, we believe this risk could cause customer and/or Bank losses, damage to our brand, and increase our costs through the ongoing cost of technology investments to improve security, as well as the potential financial ad reputational impact of a cyber security incident involving the Company.

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

We are, from time-to-time, involved in various legal proceedings arising from our normal business activities. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. Substantial legal liability or significant regulatory action against us could have material financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could materially affect our results of operations and financial condition. Based on information currently available, we believe that the eventual outcome of known actions against us will not be materially in excess of such amounts accrued by us. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters may be material to our financial results for any particular period. See the Contingencies section of Note 20 to the Consolidated Financial Statements for more information.

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

We act as servicer for mortgage loans sold into the secondary market, primarily to government sponsored entities (GSEs) such as Fannie Mae. As a seller and servicer for those loans, we make warranties about their origination and are required to perform servicing according to complex contractual and handbook requirements. We maintain systems and procedures intended to ensure that we comply with these requirements. We may be penalized and, in limited instances required to repurchase certain mortgages, due to alleged failures to adhere to these requirements. Should GSEs change the requirements in their servicing handbooks, we may sustain higher compliance costs.

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

During 2018, the Parent repurchased 1,079,397 shares of common stock at a total cost of $88.3 million under its share repurchase program. The Parent also paid cash dividends of $98.5 million during 2018. In January 2019, the Parent’s Board of Directors declared a quarterly cash dividend of $0.62 per share on the Parent’s outstanding shares. In addition, from January 1, 2019 through February 15, 2019, the Parent repurchased an additional 298,500 shares of common stock at an average cost of $75.46 per share and a total cost of $22.5 million.

Our dividend payments and/or stock repurchases may change from time-to-time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. Dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Natural disasters and adverse weather could negatively affect real estate property values and bank operations.
Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, primarily located in Hawaii with its unique weather and geology. Our business operations could suffer to the extent the Bank cannot utilize its branch network due to damage from weather or other natural disasters. Real estate is also utilized as collateral for many of our loans. A natural disaster in Hawaii or the Pacific Islands could cause property values in the affected areas to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact borrowers’ ability to pay their financial obligations, which would increase our exposure to loan defaults.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2018	$89.09	$63.64	$67.32	$30.56	$2.34
First Quarter	89.09	78.40	83.10		0.52
Second Quarter	88.92	80.20	83.42		0.60
Third Quarter	86.53	78.30	78.91		0.60
Fourth Quarter	82.80	63.64	67.32		0.62

2017	$90.80	$74.72	$85.70	$29.05	$2.04
First Quarter	90.80	77.03	82.36		0.50
Second Quarter	84.99	75.92	82.97		0.50
Third Quarter	86.19	74.72	83.36		0.52
Fourth Quarter	88.38	77.71	85.70		0.52

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 15, 2019, there were 5,773 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2018	111,462	$78.21	109,850	$48,070,958
November 1 - 30, 2018	121,630	79.32	121,500	38,433,465
December 1 - 31, 2018	94,027	71.34	94,027	31,725,792
Total	327,119	$76.65	325,377

1 During the fourth quarter of 2018, 1,742 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2013 in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2013	2014	2015	2016	2017	2018
Bank of Hawaii Corporation	$100	$103	$113	$163	$162	$131
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P Banks Index	$100	$114	$115	$142	$174	$145

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Year Ended December 31,
Operating Results
Net Interest Income	$486.4	$457.2	$417.6	$394.1	$379.7
Provision for Credit Losses	13.4	16.9	4.8	1.0	(4.9)
Total Noninterest Income	168.9	185.4	197.3	186.2	180.0
Total Noninterest Expense	371.6	357.7	350.6	348.1	326.9
Net Income	219.6	184.7	181.5	160.7	163.0
Basic Earnings Per Share	5.26	4.37	4.26	3.72	3.71
Diluted Earnings Per Share	5.23	4.33	4.23	3.70	3.69
Dividends Declared Per Share	2.34	2.04	1.89	1.80	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.29%	1.10%	1.15%	1.06%	1.14%
Net Income to Average Shareholders’ Equity (ROE)	17.63	15.27	15.79	14.82	15.50
Efficiency Ratio [1]	56.71	55.66	57.01	59.99	58.41
Net Interest Margin [2]	3.05	2.93	2.83	2.81	2.85
Dividend Payout Ratio [3]	44.49	46.68	44.37	48.39	48.52
Average Shareholders’ Equity to Average Assets	7.34	7.22	7.26	7.16	7.35

Average Balances
Average Loans and Leases	$10,043.7	$9,346.8	$8,362.2	$7,423.6	$6,405.4
Average Assets	16,971.0	16,749.2	15,825.4	15,136.5	14,317.5
Average Deposits	14,757.7	14,505.4	13,619.5	12,925.2	12,122.1
Average Shareholders’ Equity	1,245.7	1,209.1	1,149.3	1,084.1	1,052.2

Weighted Average Shares Outstanding
Basic Weighted Average Shares	41,714,770	42,280,931	42,644,100	43,217,818	43,899,208
Diluted Weighted Average Shares	41,999,399	42,607,057	42,879,783	43,454,877	44,125,456

As of December 31,
Balance Sheet Totals
Loans and Leases	$10,448.8	$9,797.0	$8,949.8	$7,879.0	$6,897.6
Total Assets	17,144.0	17,089.1	16,492.4	15,455.0	14,787.2
Total Deposits	15,027.2	14,884.0	14,320.2	13,251.1	12,633.1
Other Debt	135.6	260.7	267.9	245.8	173.9
Total Shareholders’ Equity	1,268.2	1,231.9	1,161.5	1,116.3	1,055.1

Asset Quality
Allowance for Loan and Lease Losses	$106.7	$107.3	$104.3	$102.9	$108.7
Non-Performing Assets	12.9	16.1	19.8	28.8	30.1

Financial Ratios
Allowance to Loans and Leases Outstanding	1.02%	1.10%	1.17%	1.31%	1.58%
Tier 1 Capital Ratio [4]	13.07	13.24	13.24	13.97	14.69
Total Capital Ratio [4]	14.21	14.46	14.49	15.22	15.94
Tier 1 Leverage Ratio [4]	7.60	7.26	7.21	7.26	7.13
Total Shareholders’ Equity to Total Assets	7.40	7.21	7.04	7.22	7.14
Tangible Common Equity to Tangible Assets [5]	7.23	7.04	6.86	7.03	6.94
Tangible Common Equity to Risk-Weighted Assets [4,5]	12.52	12.84	12.81	13.62	14.46

Non-Financial Data
Full-Time Equivalent Employees	2,122	2,132	2,122	2,164	2,161
Branches and Offices	69	69	69	70	74
ATMs	382	387	449	456	459
Common Shareholders of Record	5,797	5,982	6,121	6,279	6,421

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	December 31, 2018, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.

[5]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Total Shareholders’ Equity	$1,268,200	$1,231,868	$1,161,537	$1,116,260	$1,055,086
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Common Equity	$1,236,683	$1,200,351	$1,130,020	$1,084,743	$1,023,569

Total Assets	$17,143,974	$17,089,052	$16,492,367	$15,455,016	$14,787,208
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Assets	$17,112,457	$17,057,535	$16,460,850	$15,423,499	$14,755,691
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements [1]	$9,878,904	$9,348,296	$8,823,485	$7,962,484	$7,077,035

Total Shareholders’ Equity to Total Assets	7.40%	7.21%	7.04%	7.22%	7.14%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.23%	7.04%	6.86%	7.03%	6.94%

Tier 1 Capital Ratio [1]	13.07%	13.24%	13.24%	13.97%	14.69%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP) [1]	12.52%	12.84%	12.81%	13.62%	14.46%
1 December 31, 2018, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2018 and 2017, $2.1 billion or 12% and $2.3 billion or 13%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2018 and 2017, $9.7 million or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2018 and 2017, Level 3 financial assets recorded at fair value on a recurring basis were $15.1 million and $11.8 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2018 and 2017, Level 3 financial liabilities recorded at fair value on a recurring basis were $9.4 million and $9.5 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management also selects a sample of securities priced by the Company’s third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Periodically, based on these reviews, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 3) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to a second source. 4) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. Generally, we do not adjust the price from the third-party service provider. 5) On an annual basis, we obtain and review the third-party’s most recently issued Service Organization Controls report. related to controls placed in operation and tests of operating effectiveness, to update our understanding of the third-party pricing service’s control environment.

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2018 and 2017, we carried a valuation allowance of $1.1 million and $1.0 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2018 and 2017, our liabilities for UTBs were $5.5 million and $5.3 million, respectively.

In 2018, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $5.0 million, 5.4 million, and 4.7 million in 2018, 2017 and 2016, respectively.

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period were included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. Based on the information available and current interpretation of the rules, the Company calculated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $3.6 million. An additional $0.1 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. In addition, during the first quarter of 2018, the Company recorded a $2.0 million basis adjustment on its low income housing partnership investments, which consequently reduced income tax expense by the same amount. The remeasurement of the Company’s deferred tax balance in the third quarter of 2018 resulted in an income tax expense reduction of $0.3 million. The Company finalized the impact of the Tax Act in the third quarter of 2018.

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

Hawaii Economy

General economic conditions in Hawaii remained healthy during 2018, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry.  Total visitor arrivals increased 5.9% and visitor spending increased 6.8% during 2018 compared to 2017. The statewide seasonally-adjusted unemployment rate was 2.5% in December 2018 compared to 3.9% nationally.  The volume of single-family home sales on Oahu decreased 7.7% in 2018 compared to 2017, while the volume of condominium sales on Oahu decreased 2.5% in 2018 compared to 2017.  The median price of single-family home sales and condominium sales on Oahu increased 4.6% and 3.7%, respectively, in 2018 compared to 2017. As of December 31, 2018, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.8 months and 2.9 months, respectively.

Earnings Summary

Net income for 2018 was $219.6 million, an increase of $34.9 million or 19% compared to 2017. Diluted earnings per share were $5.23 in 2018, an increase of $0.90 or 21% compared to 2017. Our return on average assets was 1.29% in 2018, an increase of 19 basis points from 2017, and our return on average shareholders’ equity was 17.63% in 2018, an increase of 236 basis points from 2017.

Our higher net income in 2018 was primarily due to the following:

•
The provision for income taxes was $50.6 million in 2018, a decrease of $32.8 million or 39% compared to 2017 primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the passage of the Tax Act. The effective tax rate was 18.73% in 2018 compared to 31.11% in 2017.

•
Net interest income was $486.4 million in 2018, an increase of $29.1 million or 6% compared to 2017. On a taxable-equivalent basis, net interest income was $491.5 million in 2018, an increase of $22.4 million or 5% compared to 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.05% in 2018, a 12 basis point increase from 2017, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans. This was partially offset by an increase in rates offered on our deposit products.

•
We recorded a $13.4 million provision for credit losses in 2018 compared to a $16.9 million provision recorded in 2017. The provision recorded was based on our determination that the allowance for loan and lease losses should be $106.7 million as of December 31, 2018.

These items were partially offset by the following:

•
Investment securities gains (losses), net totaled $(3.9) million in 2018 compared to $10.4 million in 2017. The net losses in 2018 were due to fees paid to the counterparties of our prior Visa Class B share sale transactions combined with a $1.0 million payment related to a change in the Visa Class B share conversion ratio. The net gain in 2017 was primarily due the sale of 90,000 Visa Class B shares.

•
Salaries and benefits expense was $213.2 million in 2018, an increase of $9.5 million or 5% compared to 2017 primarily due to $9.8 million increase in merit and minimum wage increases. Medical, dental, and life insurance increased by $3.8 million primarily due to higher expenses related to our self-insured medical plans coupled with increased group medical insurance costs. These increases were partially offset by a $2.1 million decrease in incentive compensation. During the fourth quarter of 2017, the Company paid a $2.2 million bonus, inclusive of payroll taxes, partly due to anticipated future tax expense reductions resulting from the Tax Act. In addition, share-based compensation decreased by $2.1 million as a result of the Company’s lower share price. Commission expense also decreased by $2.1 million primarily due to a decrease in loan origination and refinancing activity.

•
Mortgage banking income was $8.4 million in 2018, a decrease of $4.5 million or 35% compared to 2017. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio.

We maintained a strong balance sheet throughout 2018, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•	Total loans and leases were $10.4 billion as of December 31, 2018, an increase of $0.7 billion or 7% from December 31, 2017 primarily due to growth in our consumer lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $106.7 million as of December 31, 2018, a decrease of $0.7 million or 1% from December 31, 2017. The ratio of our Allowance to total loans and leases outstanding decreased to 1.02% as of December 31, 2018, compared to 1.10% as of December 31, 2017. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
The total carrying value of our investment securities portfolio was $5.5 billion as of December 31, 2018, a decrease of $671.1 million or 11% from December 31, 2017. In 2018, we reduced our positions primarily in mortgage-backed securities, municipal debt securities, and corporate debt securities. Government National Mortgage Corporation (“Ginnie Mae”) mortgage-backed securities continue to be our largest concentration in our portfolio.

•
Total deposits were $15.0 billion as of December 31, 2018, an increase of $0.1 billion or 1% from December 31, 2017 primarily due to higher consumer core and time deposits. These increases were partially offset by a decrease in public and other deposits largely due to the strategic decision to reduce public time deposits.

•
Total shareholders’ equity was $1.3 billion as of December 31, 2018, an increase of $36.3 million or 3% from December 31, 2017. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2018, we repurchased 1,120,755 shares of common stock at a total cost of $92.0 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $98.5 million during 2018.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis								Table 1
	2018			2017			2016
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.2	$—	1.05%	$3.4	$—	0.45%	$4.1	$—	0.22%
Funds Sold	200.0	3.7	1.86	423.0	3.9	0.92	595.9	2.8	0.48
Investment Securities
Available-for-Sale
Taxable	1,537.7	37.6	2.44	1,659.3	33.1	2.00	1,579.1	27.7	1.75
Non-Taxable	577.9	15.9	2.76	643.7	21.0	3.27	690.6	21.9	3.17
Held-to-Maturity
Taxable	3,468.4	78.4	2.26	3,648.6	75.7	2.07	3,615.2	72.9	2.02
Non-Taxable	236.5	7.5	3.17	240.4	9.3	3.88	244.1	9.5	3.90
Total Investment Securities	5,820.5	139.4	2.39	6,192.0	139.1	2.25	6,129.0	132.0	2.15
Loans Held for Sale	14.0	0.6	4.31	22.6	0.9	3.99	32.3	1.2	3.59
Loans and Leases [1]
Commercial and Industrial	1,304.8	51.9	3.98	1,262.8	44.5	3.52	1,179.9	40.3	3.42
Commercial Mortgage	2,164.6	89.7	4.14	1,977.1	75.7	3.83	1,735.2	64.5	3.72
Construction	184.9	8.6	4.68	238.4	11.2	4.69	224.2	10.0	4.43
Commercial Lease Financing	176.8	4.1	2.29	205.9	4.8	2.32	198.6	4.8	2.40
Residential Mortgage	3,546.5	136.0	3.84	3,307.6	126.4	3.82	3,037.0	120.6	3.97
Home Equity	1,620.9	61.1	3.77	1,467.7	53.2	3.62	1,211.9	43.7	3.61
Automobile	591.1	23.2	3.92	486.5	23.2	4.78	416.8	21.5	5.16
Other [2]	454.1	35.6	7.85	400.8	31.8	7.93	358.6	27.7	7.72
Total Loans and Leases	10,043.7	410.2	4.08	9,346.8	370.8	3.97	8,362.2	333.1	3.98
Other	39.0	1.4	3.48	40.5	0.9	2.33	39.2	0.8	2.07
Total Earning Assets [3]	16,120.4	555.3	3.44	16,028.3	515.6	3.22	15,162.7	469.9	3.10
Cash and Due from Banks	241.6			158.7			129.0
Other Assets	609.0			562.2			533.7
Total Assets	$16,971.0			$16,749.2			$15,825.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,958.8	$4.7	0.16%	$2,871.7	$1.7	0.06%	$2,757.6	$0.9	0.03%
Savings	5,434.3	13.6	0.25	5,388.5	6.7	0.12	5,217.9	4.6	0.09
Time	1,725.9	22.8	1.32	1,589.4	13.9	0.88	1,254.9	7.1	0.57
Total Interest-Bearing Deposits	10,119.0	41.1	0.41	9,849.6	22.3	0.23	9,230.4	12.6	0.14
Short-Term Borrowings	35.5	0.8	2.13	17.7	0.2	1.05	8.4	—	0.15
Securities Sold Under Agreements to Repurchase	504.7	18.5	3.67	507.0	19.6	3.86	569.8	23.4	4.11
Other Debt	211.3	3.4	1.61	267.9	4.4	1.66	248.8	4.3	1.71
Total Interest-Bearing Liabilities	10,870.5	63.8	0.59	10,642.2	46.5	0.44	10,057.4	40.3	0.40
Net Interest Income		$491.5			$469.1			$429.6
Interest Rate Spread			2.85%			2.78%			2.70%
Net Interest Margin			3.05%			2.93%			2.83%
Noninterest-Bearing Demand Deposits	4,638.7			4,655.8			4,389.1
Other Liabilities	216.1			242.1			229.6
Shareholders’ Equity	1,245.7			1,209.1			1,149.3
Total Liabilities and Shareholders’ Equity	$16,971.0			$16,749.2			$15,825.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% for 2018 and 35% for 2017 and 2016, of $5.2 million for 2018, $11.8 million for 2017, and $12.0 million for 2016.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis					Table 2
	Year Ended December 31, 2018 Compared to 2017			Year Ended December 31, 2017 Compared to 2016
(dollars in millions)	Volume [1]	Rate [1]	Total	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(2.8)	$2.6	$(0.2)	$(1.0)	$2.1	$1.1
Investment Securities
Available-for-Sale
Taxable	(2.5)	7.0	4.5	1.4	4.0	5.4
Non-Taxable	(2.0)	(3.1)	(5.1)	(1.5)	0.6	(0.9)
Held-to-Maturity
Taxable	(3.9)	6.6	2.7	0.7	2.1	2.8
Non-Taxable	(0.1)	(1.7)	(1.8)	(0.1)	(0.1)	(0.2)
Total Investment Securities	(8.5)	8.8	0.3	0.5	6.6	7.1
Loans Held for Sale	(0.4)	0.1	(0.3)	(0.4)	0.1	(0.3)
Loans and Leases
Commercial and Industrial	1.5	5.9	7.4	2.9	1.3	4.2
Commercial Mortgage	7.6	6.4	14.0	9.2	2.0	11.2
Construction	(2.5)	(0.1)	(2.6)	0.6	0.6	1.2
Commercial Lease Financing	(0.7)	—	(0.7)	0.2	(0.2)	—
Residential Mortgage	9.1	0.5	9.6	10.5	(4.7)	5.8
Home Equity	5.7	2.2	7.9	9.3	0.2	9.5
Automobile	4.5	(4.5)	—	3.4	(1.7)	1.7
Other [2]	4.1	(0.3)	3.8	3.3	0.8	4.1
Total Loans and Leases	29.3	10.1	39.4	39.4	(1.7)	37.7
Other	0.1	0.4	0.5	—	0.1	0.1
Total Change in Interest Income	17.7	22.0	39.7	38.5	7.2	45.7

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	2.9	3.0	0.1	0.7	0.8
Savings	0.1	6.8	6.9	0.2	1.9	2.1
Time	1.3	7.6	8.9	2.2	4.6	6.8
Total Interest-Bearing Deposits	1.5	17.3	18.8	2.5	7.2	9.7
Short-Term Borrowings	0.3	0.3	0.6	—	0.2	0.2
Securities Sold Under Agreements to Repurchase	(0.1)	(1.0)	(1.1)	(2.5)	(1.3)	(3.8)
Other Debt	(0.9)	(0.1)	(1.0)	0.3	(0.2)	0.1
Total Change in Interest Expense	0.8	16.5	17.3	0.3	5.9	6.2
Change in Net Interest Income	$16.9	$5.5	$22.4	$38.2	$1.3	$39.5
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
Net interest income was $486.4 million in 2018, an increase of $29.1 million or 6% compared to 2017. On a taxable-equivalent basis, net interest income was $491.5 million in 2018, an increase of $22.4 million or 5% compared to 2017. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.05% in 2018, a 12 basis point increase from 2017, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans.
Yields on our earning assets increased by 22 basis points in 2018 compared to 2017 primarily due to the shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yields on our commercial and industrial and commercial mortgage portfolios increased by 46 basis points and 31 basis points, respectively, primarily due to higher yields on floating rate loans. In addition, yields on our investment securities portfolio increased by 14 basis points primarily due to the higher interest rate environment and lower premium amortization. These yield increases were partially offset by an 86 basis point decrease in yield for our automobile loans portfolio.
Interest rates paid on our interest-bearing liabilities increased 15 basis points in 2018 compared to 2017. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher rate environment. The increase in our funding costs was partially offset by a lower average balance of our public time deposits which decreased by $209.2 million. Interest rates paid on our securities sold under agreements to repurchase decreased by 19 basis points from 2017 primarily due to the restructuring of three repurchase agreements with private institutions with an aggregate total of $200.0 million. These repurchase agreements had a weighted-average interest rate of 3.94%. The restructuring of the agreements extended the maturity dates to June 2022 and lowered the weighted-average interest rate to 2.70% effective June 2017.
Average balances of our earning assets increased by $92.1 million or 1% in 2018 compared to 2017 primarily due to loan growth as the average balances of our loans and leases portfolio increased by $696.9 million. Offsetting this increase in the average balance of our loans and leases portfolio were a $371.5 million decrease in the average balance of investment securities and a $223.0 million decrease in the average balance of funds sold. The average balance of our residential mortgage portfolio increased by $238.9 million primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our commercial mortgage portfolio increased by $187.5 million primarily due to continued demand from new and existing customers as a result of healthy Hawaii economy. The average balance of our home equity portfolio increased by $153.2 million as a result of continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. Additionally, utilization on new and existing home equity lines was strong during 2018.
Average balances of our interest-bearing liabilities increased by $228.3 million or 2% in 2018 compared to 2017 primarily due to growth in our consumer and commercial time deposits, along with continued growth in our relationship checking and savings products, offset by the aforementioned lower average balance in our public time deposits. Average balances in our time deposits and core deposits increased by $136.5 million and $132.9 million, respectively.
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
Average balances of our earning assets increased by $865.6 million or 6% in 2017 compared to 2016 primarily due to loan growth as the average balances of our loans and leases portfolio increased by $984.6 million. The average balance of our commercial and industrial portfolio increased by $82.9 million due to increase in corporate demand for funding. The average balance of our commercial mortgage portfolio increased by $241.9 million as a result of continued demand from new and existing customers as the Hawaii economy continued to be strong coupled with the transfer of construction loans into this loan portfolio upon project completion. The average balance of our residential mortgage portfolio increased by $270.6 million primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance of our home equity portfolio increased by $255.8 million as a result of healthy loan demand in light of a strong Hawaii economy and improved real estate market conditions. Additionally, utilization on new and existing home equity lines remained steady during 2017. In addition to the increase in the average balances of our loan and lease portfolio, there was a $63.0 million increase in the average balance of our investment securities portfolio in 2017.
Average balances of our interest-bearing liabilities increased by $584.8 million or 6% in 2017 compared to 2016 primarily due to growth in our time deposits, along with continued growth in our relationship checking and savings products.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance. We maintain the Allowance at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $13.4 million in 2018, $16.9 million in 2017, and $4.8 million in 2016. For further discussion on the Allowance, see the “Corporate Risk Profile – Credit Risk” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2018, 2017, and 2016.

Noninterest Income						Table 3
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Trust and Asset Management	$43,877	$45,430	$46,203	$(1,553)	$(773)	(3)%	(2)%
Mortgage Banking	8,437	12,949	19,895	(4,512)	(6,946)	(35)	(35)
Service Charges on Deposit Accounts	28,811	32,575	33,654	(3,764)	(1,079)	(12)	(3)
Fees, Exchange, and Other Service Charges	57,482	54,845	55,176	2,637	(331)	5	(1)
Investment Securities Gains (Losses), Net	(3,938)	10,430	10,203	(14,368)	227	(138)	2
Annuity and Insurance	5,822	6,858	7,017	(1,036)	(159)	(15)	(2)
Bank-Owned Life Insurance	7,199	6,517	6,561	682	(44)	10	(1)
Other	21,233	15,813	18,634	5,420	(2,821)	34	(15)
Total Noninterest Income	$168,923	$185,417	$197,343	$(16,494)	$(11,926)	(9)%	(6)%

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $9.4 billion, $9.3 billion, and $8.8 billion as of December 31, 2018, 2017, and 2016, respectively. Trust and asset management income decreased by $1.6 million or 3% in 2018 compared to 2017 due to a decrease in special service fees ($0.6 million), employee benefit trust fees ($0.5 million), and other trust fees ($0.3 million) primarily due to a decline in the number of customer accounts under administration. Trust and asset management income decreased by $0.8 million or 2% in 2017 compared to 2016 primarily due to a $1.2 million decrease in special service fees mainly the result of a service fee received from the sale of real estate in second quarter of 2016. This increase was partially offset by a $0.7 million increase in agency fees primarily due to an increase in market value of accounts.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $4.5 million or 35% in 2018 compared to 2017. This decrease was primarily due to reduced sales of conforming saleable loans from current production. There were no sales from our mortgage loan portfolio in 2018. Mortgage banking income decreased by $6.9 million or 35% in 2017 compared to 2016. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio.

Service charges on deposit accounts decreased by $3.8 million or 12% in 2018 compared to 2017. This decrease was primarily due to a $2.3 million decrease in account analysis fees and a $1.7 million decrease in overdraft fees, partially offset by an increase in other service and monthly fees. Service charges on deposit accounts decreased by $1.1 million or 3% in 2017 compared to 2016. This decrease was primarily due to a $0.8 million decrease in overdraft fees due in part to higher customer deposit balances and a $0.7 decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and special charges. Fees, exchange, and other service charges increased by $2.6 million or 5% primarily due to $2.3 million increase in merchant income, which was recorded as a reduction of other noninterest expense in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance. Fees, exchange, and other service charges decreased $0.3 million or 1% in 2017 compared to 2016 primarily due to decreases in other loan fees ($0.8 million) and ATM fees ($0.5 million), largely offset by a $0.9 million increase in debit card fees primarily due to increased transaction volume.

Net gains (losses) on sales of investment securities totaled $(3.9) million, $10.4 million, and $10.2 million, in 2018, 2017, and 2016, respectively. The net loss in 2018 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In addition, in June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which was paid to previous buyers of our Visa Class B shares in July 2018. The net gains in 2017 and 2016 were due to gains on the sale of 90,000 and 100,000 Visa Class B restricted shares in 2017 and 2016, respectively. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (135,296 Class A equivalent shares) that we own are carried at a zero cost basis as of December 31, 2018. We also contributed to the Bank of Hawaii Foundation 3,600, 4,300, and 7,800, Visa Class B shares during 2018, 2017, and 2016, respectively.

Annuity and insurance income decreased by $1.0 million or 15% in 2018 compared to 2017 primarily due to a $0.7 million decrease in income related to our annuity products. Annuity and insurance income decreased by $0.2 million or 2% in 2017 compared to 2016 primarily due to a decrease in income related to our annuity products.

Bank-owned life insurance increased by $0.7 million or 10% in 2018 compared to 2017 primarily due to death benefits received. Bank-owned life insurance remained relatively unchanged in 2017 compared to 2016.

Other noninterest income increased by $5.4 million or 34% in 2018 compared to 2017 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million combined with a $1.1 million increase in fees from our customer interest rate swap derivatives and a $0.8 million increase in net gain on sale of leased assets. Other noninterest income decreased by $2.8 million or 15% in 2017 compared to 2016.  This decrease was primarily due to a $2.3 million decrease in fees from our customer interest rate swap derivatives, and a $0.9 million decrease in net gain on sale of leased assets.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2018, 2017, and 2016.

Noninterest Expense						Table 4
	Year Ended December 31,			Dollar Change		Percent Change
(dollars in thousands)	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Salaries and Benefits:
Salaries	$132,884	$122,334	$116,721	$10,550	$5,613	9%	5%
Incentive Compensation	20,687	22,834	23,409	(2,147)	(575)	(9)	(2)
Share-Based Compensation	8,074	10,184	12,150	(2,110)	(1,966)	(21)	(16)
Commission Expense	4,418	6,493	7,514	(2,075)	(1,021)	(32)	(14)
Retirement and Other Benefits [1]	17,313	16,347	15,465	966	882	6	6
Payroll Taxes	11,389	11,025	10,133	364	892	3	9
Medical, Dental, and Life Insurance	16,134	12,362	13,038	3,772	(676)	31	(5)
Separation Expense	2,309	2,150	923	159	1,227	7	133
Total Salaries and Benefits	213,208	203,729	199,353	9,479	4,376	5	2
Net Occupancy	34,742	32,536	30,252	2,206	2,284	7	8
Net Equipment	23,852	22,078	20,578	1,774	1,500	8	7
Data Processing	17,846	15,483	15,208	2,363	275	15	2
Professional Fees	9,992	11,681	10,072	(1,689)	1,609	(14)	16
FDIC Insurance	7,732	8,666	8,615	(934)	51	(11)	1
Other Expense:
Delivery and Postage Services	8,535	8,963	9,909	(428)	(946)	(5)	(10)
Mileage Program Travel	4,697	4,822	4,712	(125)	110	(3)	2
Merchant Transaction and Card Processing Fees	5,247	4,052	4,344	1,195	(292)	29	(7)
Advertising	5,987	5,982	5,992	5	(10)	—	—
Amortization - Solar Energy Partnership Investments	3,665	3,311	4,072	354	(761)	11	(19)
Other [1]	36,121	36,388	37,471	(267)	(1,083)	(1)	(3)
Total Other Expense	64,252	63,518	66,500	734	(2,982)	1	(4)
Total Noninterest Expense	$371,624	$357,691	$350,578	$13,933	$7,113	4%	2%
1 The Company adopted ASU No. 2017-07 and applied the guidance retrospectively. As such $1.8 million previously reported in retirement and other benefits were reclassified to other noninterest expense for the year ended December 31, 2017 and 2016.

Total salaries and benefits increased by $9.5 million or 5% in 2018 compared to 2017 primarily due to $9.8 million in merit and minimum wage increases. Medical, dental, and life insurance increased by $3.8 million primarily due to higher expenses related to our self-insured medical plans coupled with increased group medical insurance costs. These increases were partially offset by a $2.1 million decrease in incentive compensation. During the fourth quarter of 2017, the Company paid a $2.2 million bonus, inclusive of payroll taxes, partly due to anticipated future tax expense reductions resulting from the Tax Act. In addition, share-based compensation decreased by $2.1 million as a result of the Company’s lower share price. Commission expense also decreased by $2.1 million primarily due to a decrease in loan origination and refinancing activity. Total salaries and benefits increased by $4.4 million or 2% in 2017 compared to 2016 due in part to the aforementioned $2.2 million bonus, paid in the fourth quarter 2017. In addition, separation expense increased by $1.2 million. These increases were partially offset by a $2.0 million decrease in share-based compensation. Commission expense also decreased by $1.0 million primarily due to a decrease in loan origination and refinancing activity.

Net occupancy expense increased by $2.2 million or 7% in 2018 compared to 2017 due to a $1.0 million increase in ATM lease space rental costs in 2018. These ATM lease space rental costs were recorded as a reduction of ATM fee income in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance. In addition, this increase was due to the increases in utilities and depreciation expenses by $0.6 million and $0.3 million, respectively. Net occupancy expense increased by $2.3 million or 8% in compared to 2016 primarily due to a $3.4 million decrease in net gain on sale of real estate from $3.7 million in 2016 to $0.3 million in 2017. This increase was offset by a $0.9 million decrease in net rental expense.

Net equipment expense increased by $1.8 million or 8% 2018 compared to 2017 primarily due to a $1.1 million increase in depreciation expense. In addition, branches and information technology rent expense increased by $0.6 million. Net equipment expense increased by $1.5 million or 7% in 2017 compared to 2016 primarily due to a $0.8 million increase in software license fees and maintenance and a $0.5 million increase in depreciation expense.

Data processing expense increased by $2.4 million or 15% in 2018 compared to 2017 due to ongoing information technology projects. Data processing expense remained relatively unchanged in 2017 compared to 2016.

Professional fees decreased by $1.7 million or 14% in 2018 compared to 2017 primarily due to a decrease in professional services in our mortgage division. Professional fees increased by $1.6 million or 16% in 2017 compared to 2016 primarily due to a $0.9 million increase in legal fees and a $0.8 million increase in professional services primarily in our mortgage division.

Other noninterest expense increased by $0.7 million or 1% in 2018 compared to 2017 due to $2.7 million in legal reserves recorded during 2018. Operating losses, which include losses as a result of bank error, fraud, items processing, or theft, increased by $1.2 million, partially offset by a decrease in business travel of $0.9 million, a $0.9 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018, and a decrease in temporary services of $0.7 million. Other noninterest expense decreased by $3.0 million or 5% in 2017 compared to 2016 due to a $0.9 million decrease in delivery and postage services and a $0.8 million decrease in solar energy tax credit partnership amortization expense.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2018, 2017, and 2016:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2018	$50,624	18.73%
2017	83,392	31.11%
2016	78,133	30.10%

The provision for income taxes was $50.6 million in 2018, a decrease of $32.8 million or 39% compared to 2017. The effective tax rate was 18.73% in 2018 compared to 31.11% in 2017. The lower effective tax rate in 2018 compared to 2017 was due primarily to the Tax Act enacted into law on December 22, 2017. The Tax Act made changes to the U.S. tax code, including reducing the U.S. federal tax rate from 35% to 21% effective January 1, 2018.

A reduction in the corporate tax rate set forth in the Tax Act discussed above also affected the Company’s primary benefits received from low income housing investments. The impact of the change in tax rate on the Company’s accounting for such investments was reevaluated, resulting in a $2 million reduction in the amortization of the net investment, which also favorably impacted the effective tax rate in 2018. These items were partially offset by a $3.3 million decrease in the release of valuation allowances for low income housing investments in 2018 compared to 2017.

The provision for income taxes was $83.4 million in 2017, an increase of $5.3 million or 7% compared to 2016. The effective tax rate was 31.11% in 2017 compared to 30.10% in 2016. The higher effective tax rate in 2017 compared to 2016 was primarily due to a $3.6 million charge for the write down of net deferred tax assets as a result of the Tax Act discussed above. A $3.0 million state tax reserve release in 2016 due to the lapse in the statute of limitations related to prior tax years also favorably impacted the effective tax rate in 2016. These items were partially offset by a $2.5 million tax benefit from the exercise of stock options and the vesting of restricted stock in 2017 and a $2.1 million increase in the release of valuation allowances for low income housing investments in 2017 compared to 2016.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2018, 2017, and 2016. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income			Table 6
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Retail Banking	$87,632	$80,723	$74,635
Commercial Banking	94,230	76,862	77,297
Investment Services and Private Banking	22,661	15,842	14,081
Total	204,523	173,427	166,013
Treasury and Other	15,079	11,245	15,448
Consolidated Total	$219,602	$184,672	$181,461

Retail Banking

Net income increased by $6.9 million or 9% in 2018 compared to 2017 primarily due to a decrease in the effective income tax rate used to allocate the provision for income taxes. This was partially offset by a decrease in noninterest income, an increase in noninterest expense, and an increase in the Provision. The decrease in noninterest income was primarily due to reduced sales of conforming saleable loans from our mortgage portfolio and lower margins on those sales. In addition, overdraft fees decreased. Noninterest expense increased primarily due to a $2.0 million increase in legal reserves recorded in the first quarter of 2018 and higher allocated technology, operations, and finance expense. This was partially offset by the reclassification of certain ATM and debit transaction processing fees, in 2018, as contra revenue, and decreases in professional fees and salaries and benefits. The increase in the Provision was primarily due to higher net charge-offs in our credit card portfolio, which was sold on November 1, 2018, our home equity portfolio due to lower recoveries, as well as overdrafts; this was partially offset by lower net charge-offs in our residential mortgage portfolio.

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

Commercial Banking

Net income increased by $17.4 million or 23% in 2018 compared to 2017 primarily due to increases in net interest income and noninterest income, and a decrease in the provision for income taxes. These were partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was primarily due to higher merchant income stemming from the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers: (Topic 606), higher fees related to our customer interest rate swap derivative program, and to higher net gains on sale of leased equipment. This increase was partially offset by lower account analysis fees as a result of higher earnings credit rates on customer accounts. The decrease in the Provision was due to higher net recovery of loans and leases in 2018. The increase in noninterest expense was primarily due to higher salaries, operating and allocated expenses. The increase in operating expenses was due to the aforementioned adoption of ASU No. 2014-09s. The decrease in the provision for income taxes was due to the lower effective tax rate allocated to the segment.

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

Investment Services and Private Banking

Net income increased by $6.8 million or 43% in 2018 compared to 2017 primarily due to an increase in net interest income, partially offset by an increase in noninterest expense and a decrease in noninterest revenue. The increase in net interest income was primarily driven by the transfer of deposits and loans from the Retail Banking segment and growth of the segment’s deposit portfolio. The increase in noninterest expense was primarily due to higher salaries and benefits expense, a one-time charge-off, and higher allocated expenses. The decrease in noninterest revenue was driven by lower annuity sales and lower trust service fees.

Net income increased by $1.8 million or 13% in 2017 compared to 2016 primarily due to an increase in net interest income, partially offset by increases in noninterest expense.  The increase in net interest income was primarily driven by the transfer of deposits from the Retail Banking segment and growth of the segment’s deposit portfolio.  The increase in noninterest expense was primarily due to higher salaries and benefits expense and an operational recovery in the second quarter of 2016.

Treasury and Other

Net income increased by $3.8 million or 34% in 2018 compared to 2017 primarily due to an increase in net interest income, a decrease in the provision for loan losses and an decrease in the provision for taxes. The increase in net interest income was primarily due to an increase in funding income related to lending activities and an increase interest income from investment securities and funds sold resulting from an increase in associated yields partially offset by higher deposit funding costs. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in noninterest income was primarily due to the sale of 90,000 Visa Class B shares amounting to $12.5 million in the first quarter of 2017. Partially offsetting this was a $2.8 million distribution from a low-income housing partnership in the first quarter of 2018. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 18.73% in 2018 compared to 31.11% in 2017.

Net income decreased by $4.2 million or 27% in 2017 compared to 2016 primarily due to a decrease in net interest income, an increase in the provision for loan losses, and an increase in the provision for taxes. The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in interest income from investment securities and funds sold under agreements to repurchase resulting from an increase in associated yields and an increase in funding income related to lending activities. The Provision in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate increased to 31.11% in 2017 compared to 30.10% in 2016.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2018
Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$0.8	2.6%	$114.5	3.9%	$279.2	2.7%	$—	—%	$394.5	3.1%	$392.4
Debt Securities Issued by States and Political Subdivisions [1]	56.8	1.8	387.9	2.7	92.3	4.6	22.8	5.1	559.8	3.0	564.0
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	0.1	2.8	—	—	—	—	0.1	2.8	0.1
Debt Securities Issued by Corporations	—	—	225.0	3.3	—	—	—	—	225.0	3.3	223.1
Mortgage-Backed Securities [2]
Residential - Government Agencies	5.0	3.1	100.9	3.0	83.7	3.3	—	—	189.6	3.1	190.4
Residential - U.S. Government-Sponsored Enterprises	—	—	213.0	2.3	376.3	2.6	—	—	589.3	2.5	578.5
Commercial - Government Agencies	—	—	63.9	1.7	—	—	—	—	63.9	1.7	59.4
Total Mortgage-Backed Securities	5.0	3.1	377.8	2.4	460.0	2.8	—	—	842.8	2.6	828.3
Total	$62.6	2.0%	$1,105.3	2.8%	$831.5	3.0%	$22.8	5.1%	$2,022.2	2.9%	$2,007.9
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$154.7	1.9%	$198.4	2.3%	$—	—%	$—	—%	$353.1	2.1%	$352.2
Debt Securities Issued by States and Political Subdivisions [1]	10.2	2.4	110.7	3.4	106.0	5.0	7.7	5.2	234.6	4.1	240.8
Debt Securities Issued by Corporations	—	—	1.9	2.5	95.4	2.1	—	—	97.3	2.1	95.5
Mortgage-Backed Securities [2]
Residential - Government Agencies	12.7	2.6	1,138.7	2.2	710.5	2.9	—	—	1,861.9	2.5	1,814.0
Residential - U.S. Government-Sponsored Enterprises	—	—	295.9	2.1	462.9	2.7	—	—	758.8	2.5	740.2
Commercial - Government Agencies	8.2	3.4	161.9	2.8	6.3	4.0	—	—	176.4	2.9	171.4
Total Mortgage-Backed Securities	20.9	2.9	1,596.5	2.3	1,179.7	2.8	—	—	2,797.1	2.5	2,725.6
Total	$185.8	2.0%	$1,907.5	2.3%	$1,381.1	2.9%	$7.7	5.2%	$3,482.1	2.6%	$3,414.1
Total Investment Securities
As of December 31, 2018	$248.4		$3,012.8		$2,212.6		$30.5		$5,504.3		$5,422.0
As of December 31, 2017	$384.3		$3,655.1		$2,074.3		$50.6		$6,164.3		$6,127.1

[1]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

[2]	Maturities for Small Business Administration debt securities and mortgage-backed securities anticipate future prepayments.

The carrying value of our investment securities portfolio was $5.5 billion as of December 31, 2018, a decrease of $671.1 million or 11% compared to December 31, 2017. As of December 31, 2018, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years.

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

In 2018, we reduced our positions primarily in mortgage-backed securities, municipal debt securities, and corporate debt securities. We re-invested these proceeds primarily into higher yielding loan products. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of December 31, 2018, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2018, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of December 31, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.3 years.

Gross unrealized gains in our investment securities portfolio were $21.2 million as of December 31, 2018 and $36.6 million as of December 31, 2017. Gross unrealized losses on our temporarily impaired investment securities were $103.5 million as of December 31, 2018 and $73.9 million as of December 31, 2017. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of December 31, 2018, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $451.1 million, representing 56% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 96% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Also, approximately 79% of the Company’s Hawaii municipal bond holdings were general obligation issuances. As of December 31, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
The Company’s corporate bond holdings as of December 31, 2018 had a fair value of $318.7 million. Of this total, $95.5 million or 30% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $223.2 million of corporate bonds, 49% were credit-rated A or better by Standard & Poor’s while all of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial
Commercial and Industrial	$1,331,149	$1,279,347	$1,249,791	$1,115,168	$1,055,243
Commercial Mortgage	2,302,356	2,103,967	1,889,551	1,677,147	1,437,513
Construction	170,061	202,253	270,018	156,660	109,183
Lease Financing	176,226	180,931	208,332	204,877	226,189
Total Commercial	3,979,792	3,766,498	3,617,692	3,153,852	2,828,128
Consumer
Residential Mortgage	3,673,796	3,466,773	3,163,073	2,925,605	2,571,090
Home Equity	1,681,442	1,585,455	1,334,163	1,069,400	866,688
Automobile	658,133	528,474	454,333	381,735	323,848
Other [1]	455,611	449,747	380,524	348,393	307,835
Total Consumer	6,468,982	6,030,449	5,332,093	4,725,133	4,069,461
Total Loans and Leases	$10,448,774	$9,796,947	$8,949,785	$7,878,985	$6,897,589
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $10.4 billion as of December 31, 2018. This represents a $0.7 billion or 7% increase from December 31, 2017 primarily due to growth in our consumer lending portfolio.

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

Commercial loans and leases were $4.0 billion as of December 31, 2018, an increase of $213.3 million or 6% from December 31, 2017. Commercial and industrial loans increased by $51.8 million or 4% from December 31, 2017. Commercial mortgage loans increased by $198.4 million or 9% from December 31, 2017 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong. Construction loans decreased by $32.2 million or 16% from December 31, 2017 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio.

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

Consumer loans and leases were $6.5 billion as of December 31, 2018, an increase of $438.5 million or 7% from December 31, 2017. Residential mortgage loans increased by $207.0 million or 6% from December 31, 2017 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. Automobile loans increased by $129.7 million or 25% from December 31, 2017 primarily driven by steady automobile loan demand and competitive loan programs. Home equity lines and loans increased by $96.0 million or 6% from December 31, 2017 as a result of continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. Additionally, utilization on new and existing home equity lines was strong during 2018.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2018
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$1,142,172	$100,786	$86,763	$1,277	$151	$1,331,149
Commercial Mortgage	1,926,172	115,209	260,501	474	—	2,302,356
Construction	170,061	—	—	—	—	170,061
Lease Financing	61,813	109,933	786	—	3,694	176,226
Total Commercial	3,300,218	325,928	348,050	1,751	3,845	3,979,792
Consumer
Residential Mortgage	3,596,908	—	75,373	1,515	—	3,673,796
Home Equity	1,643,529	161	36,571	1,181	—	1,681,442
Automobile	513,836	—	131,967	12,330	—	658,133
Other [3]	372,767	—	53,992	28,852	—	455,611
Total Consumer	6,127,040	161	297,903	43,878	—	6,468,982
Total Loans and Leases	$9,427,258	$326,089	$645,953	$45,629	$3,845	$10,448,774
Percentage of Total Loans and Leases	90%	3%	6%	1%	—%	100%

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

Our Hawaii loan and lease portfolio increased by $499.5 million or 6% from December 31, 2017, reflective of a healthy Hawaii economy.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2018
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$348,595	$476,451	$506,103	$1,331,149
Construction	45,589	51,798	72,674	170,061
Total	$394,184	$528,249	$578,777	$1,501,210
1 Based on contractual maturities.
2 As of December 31, 2018, loans maturing after one year consisted of $633.2 million in variable rate loans and $473.8 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2018 and 2017. As of December 31, 2018, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $230.9 million as of December 31, 2018, a decrease of $21.7 million or 9% from December 31, 2017. This decrease was primarily due to a $30.3 million decrease in accounts receivable, which was primarily due to a $20.0 million decrease related to the settlement of a matured security coupled with a $16.4 million early buy-out on an equipment lease in the first quarter of 2018. These decreases were partially offset by a $7.8 million increase in other assets. The fair value of our interest rate swap agreements increased by $3.6 million, which is affected by prevailing interest rates. In addition, dealer advances increased by $3.3 million. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2018 and 2017.

Deposits	Table 11
	December 31,
(dollars in thousands)	2018	2017
Consumer	$7,726,731	$7,478,228
Commercial	6,098,186	5,973,763
Public and Other	1,202,325	1,431,977
Total Deposits	$15,027,242	$14,883,968

Total deposits were $15.0 billion as of December 31, 2018, a $143.3 million or 1% increase from December 31, 2017. This increase was primarily due to a $248.5 million increase in consumer deposits due to an increase in time deposits and core deposits of $237.3 million and $11.2 million respectively. In addition, commercial deposits increased by $124.4 million primarily due to a $95.1 million increase in core deposits and a $29.3 million increase in time deposits. These increases were partially offset by a $230.0 million decrease in public and other deposits largely due to the strategic decision to reduce public time deposits.

Table 12 presents the components of our savings deposits as of December 31, 2018 and 2017.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2018	2017
Money Market	$1,973,979	$1,827,090
Regular Savings	3,565,220	3,561,923
Total Savings Deposits	$5,539,199	$5,389,013

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2018	2017
Private Institutions	$500,000	$500,000
Government Entities	4,296	5,293
Total Securities Sold Under Agreements to Repurchase	$504,296	$505,293

Securities sold under agreements to repurchase as of December 31, 2018 remained relatively unchanged from December 31, 2017. As of December 31, 2018, the weighted-average maturity was 133 days for our repurchase agreements with government entities and 2.6 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.0 years.  As of December 31, 2018 and 2017, the weighted-average interest rate for repurchase agreements with government entities was 1.19% and 0.61%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2018 and 2017 was 3.64%, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.  See Note 9 and 19 to the Consolidated Financial Statements for more information.

Other Debt

Other debt was $135.6 million as of December 31, 2018, a decrease of $125.1 million or 48% from December 31, 2017. This decrease was primarily due to seven FHLB advances totaling $175.0 million which matured during 2018. As of December 31, 2018, this balance was mainly comprised of $125.0 million in FHLB advances with a weighted-average interest rate of 1.93% and maturity dates ranging from 2019 to 2020. These advances were primarily for asset/liability management purposes. As of December 31, 2018, our remaining line of credit with the FHLB was $2.2 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $40.5 million as of December 31, 2018, an $3.2 million or 9% increase from December 31, 2017. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The increase in retirement benefits payable was primarily due to a net investment loss on assets during the year.

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

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefit	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2018 Net Periodic Benefit Cost	3.90%	3.96%	$38	$(72)	$(46)	$72
Benefit Plan Obligations as of December 31, 2018	4.41%	4.48%	(2,501)	(714)	2,563	736
Estimated 2019 Net Periodic Benefit Cost	4.41%	4.48%	31	(66)	(38)	66

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2018, 2017 and 2016, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing consists of direct financing leases and leveraged leases that are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.

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

General economic conditions in Hawaii remained healthy during 2018, led by a strong tourism industry, relatively low unemployment, rising real estate prices, and an active construction industry. Our overall credit risk position reflects these positive economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$542	$448	$151	$5,829	$9,088
Commercial Mortgage	2,040	1,398	997	3,469	745
Total Commercial	2,582	1,846	1,148	9,298	9,833
Consumer
Residential Mortgage	5,321	9,243	13,780	14,598	14,841
Home Equity	3,671	3,991	3,147	4,081	3,097
Total Consumer	8,992	13,234	16,927	18,679	17,938
Total Non-Accrual Loans and Leases	11,574	15,080	18,075	27,977	27,771
Foreclosed Real Estate	1,356	1,040	1,686	824	2,311
Total Non-Performing Assets	$12,930	$16,120	$19,761	$28,801	$30,082

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$10	$—	$—	$—	$2
Total Commercial	10	—	—	—	2
Consumer
Residential Mortgage	2,446	2,703	3,127	4,453	4,506
Home Equity	2,684	1,624	1,457	1,710	2,596
Automobile	513	886	894	315	616
Other [1]	914	1,934	1,592	1,096	941
Total Consumer	6,557	7,147	7,070	7,574	8,659
Total Accruing Loans and Leases Past Due 90 Days or More	$6,567	$7,147	$7,070	$7,574	$8,661
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$48,731	$55,672	$52,208	$49,430	$45,474
Total Loans and Leases	$10,448,774	$9,796,947	$8,949,785	$7,878,985	$6,897,589
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.11%	0.15%	0.20%	0.36%	0.40%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.12%	0.16%	0.22%	0.37%	0.44%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.06%	0.05%	0.03%	0.29%	0.38%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.16%	0.24%	0.35%	0.41%	0.47%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.19%	0.24%	0.30%	0.46%	0.56%

1 Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for 2018:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$16,120
Additions	10,820
Reductions
Payments	(7,272)
Return to Accrual Status	(3,421)
Sales of Foreclosed Real Estate	(2,375)
Charge-offs/Write-downs	(942)
Total Reductions	(14,010)
Balance at End of Year	$12,930

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

Total NPAs were $12.9 million as of December 31, 2018, a decrease of $3.2 million or 20% from December 31, 2017. The decrease was experienced primarily in the consumer lending portfolio. The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.12% as of December 31, 2018 and 0.16% as of December 31, 2017.

Commercial mortgage non-accrual loans increased by $0.6 million or 46% from December 31, 2017 primarily due to the addition of one loan. Although three loans were removed, the one loan addition has an amount greater than the three loans combined. We have individually evaluated the two commercial mortgage non-accrual loans for impairment and have no cumulative net charge-offs.

Commercial and industrial non-accrual loans increased by $0.1 million or 21% from December 31, 2017 due to the addition of two loans. We have evaluated the two borrowers for impairment and have recorded a $0.2 million partial charge-off in 2018. As of December 31, 2018, the non-accrual balance in this category was comprised of six commercial borrowers.

The largest component of our NPAs continues to be residential mortgage loans. Residential mortgage non-accrual loans decreased by $3.9 million or 42% from December 31, 2017 primarily due to paydowns and payoffs. In addition, three loans modified in a troubled debt restructuring (“TDR”) were returned to accrual status.  As of December 31, 2018, our residential mortgage non-accrual loans were comprised of 21 loans with a weighted average current LTV ratio of 57%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $0.3 million or 30% from December 31, 2017 primarily due to the addition of two residential properties as of December 31, 2018.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $6.6 million as of December 31, 2018, a $0.6 million or 8% decrease from December 31, 2017.  This decrease was primarily in our other and automobile portfolios, which was offset by an increase in the home equity portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $54.6 million as of December 31, 2018 and $61.2 million as of December 31, 2017, and had a related Allowance of $4.0 million as of December 31, 2018 and $3.9 million as of December 31, 2017.  The change in impaired loans was primarily due to the decrease in impaired Commercial Mortgage, Commercial and Industrial, and Residential Mortgage loans, which was partially offset by the increase in impaired Automobile, and Home Equity loans. As of December 31, 2018, we recorded cumulative net charge-offs of $7.6 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2018 had been accrued under the original terms, approximately $0.8 million in total interest income would have been recorded in 2018, compared to less than $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2018	2017
Commercial
Commercial and Industrial	$6,198	$8,486
Commercial Mortgage	4,144	9,205
Construction	1,321	1,416
Total Commercial	11,663	19,107
Consumer
Residential Mortgage	19,753	21,581
Home Equity	3,359	1,965
Automobile	17,117	14,811
Other [1]	2,098	2,645
Total Consumer	42,327	41,002
Total	$53,990	$60,109
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR decreased by $6.1 million from December 31, 2017. The decrease was primarily due to the full repayments of commercial mortgage loans during the second quarter of 2018. Residential mortgage loans remain our largest TDR loan class. As of December 31, 2018, $48.7 million or 90% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”). Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at Beginning of Period	$114,168	$110,845	$108,952	$114,575	$121,521
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,505)	(1,408)	(865)	(954)	(2,002)
Lease Financing	—	—	—	—	(66)
Consumer
Residential Mortgage	(101)	(729)	(723)	(613)	(771)
Home Equity	(665)	(995)	(1,104)	(1,330)	(1,672)
Automobile	(8,218)	(7,737)	(6,355)	(5,860)	(3,961)
Other [1]	(14,075)	(12,386)	(9,462)	(7,682)	(6,967)
Total Loans and Leases Charged-Off	(24,564)	(23,255)	(18,509)	(16,439)	(15,439)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	2,039	1,482	8,058	1,948	4,625
Commercial Mortgage	—	—	53	61	57
Construction	—	—	23	32	29
Lease Financing	—	3	3	132	10
Consumer
Residential Mortgage	807	639	1,151	1,297	3,448
Home Equity	2,001	2,681	1,776	2,489	1,637
Automobile	2,902	2,495	2,207	1,917	1,577
Other [1]	2,737	2,128	1,881	1,755	2,154
Total Recoveries on Loans and Leases Previously Charged-Off	10,486	9,428	15,152	9,631	13,537
Net Loans and Leases Charged-Off	(14,078)	(13,827)	(3,357)	(6,808)	(1,902)
Provision for Credit Losses	13,425	16,900	4,750	1,000	(4,864)
Provision for Unfunded Commitments	—	250	500	185	(180)
Balance at End of Period [2]	$113,515	$114,168	$110,845	$108,952	$114,575
Components
Allowance for Loan and Lease Losses	$106,693	$107,346	$104,273	$102,880	$108,688
Reserve for Unfunded Commitments	6,822	6,822	6,572	6,072	5,887
Total Reserve for Credit Losses	$113,515	$114,168	$110,845	$108,952	$114,575
Average Loans and Leases Outstanding	$10,043,661	$9,346,828	$8,362,210	$7,423,572	$6,405,431
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.14%	0.15%	0.04%	0.09%	0.03%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.02%	1.10%	1.17%	1.31%	1.58%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

Allowance for Loan and Lease Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 19
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial
Commercial and Industrial	$26,408	$24,750	$22,797	$22,052	$26,822
Commercial Mortgage	34,869	34,890	33,893	31,889	31,118
Construction	4,398	5,109	7,771	5,541	4,927
Lease Financing	1,199	1,073	1,219	1,232	1,684
Total Commercial	66,874	65,822	65,680	60,714	64,551
Consumer
Residential Mortgage	6,870	6,515	6,435	11,151	14,069
Home Equity	11,240	12,520	13,442	13,118	14,798
Automobile	11,576	10,940	9,763	8,516	4,251
Other [1]	10,133	11,549	8,953	9,381	11,019
Total Consumer	39,819	41,524	38,593	42,166	44,137
Total Allocation of Allowance for Loan and Lease Losses	$106,693	$107,346	$104,273	$102,880	$108,688

	December 31,
	2018		2017		2016		2015		2014
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.98%	12.74%	1.93%	13.06%	1.82%	13.96%	1.98%	14.15%	2.54%	15.30%
Commercial Mortgage	1.51	22.03	1.66	21.48	1.79	21.11	1.90	21.29	2.16	20.84
Construction	2.59	1.63	2.53	2.06	2.88	3.02	3.54	1.99	4.51	1.58
Lease Financing	0.68	1.69	0.59	1.85	0.59	2.33	0.60	2.60	0.74	3.28
Total Commercial	1.68	38.09	1.75	38.45	1.82	40.42	1.93	40.03	2.28	41.00
Consumer
Residential Mortgage	0.19	35.16	0.19	35.39	0.20	35.34	0.38	37.13	0.55	37.28
Home Equity	0.67	16.09	0.79	16.18	1.01	14.91	1.23	13.57	1.71	12.56
Automobile	1.76	6.30	2.07	5.39	2.15	5.08	2.23	4.85	1.31	4.70
Other [1]	2.22	4.36	2.57	4.59	2.35	4.25	2.69	4.42	3.58	4.46
Total Consumer	0.62	61.91	0.69	61.55	0.72	59.58	0.89	59.97	1.08	59.00
Total	1.02%	100.00%	1.10%	100.00%	1.17%	100.00%	1.31%	100.00%	1.58%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2018, the Allowance was $106.7 million or 1.02% of total loans and leases outstanding, compared with an Allowance of $107.3 million or 1.10% of total loans and leases outstanding as of December 31, 2017.  The level of the Allowance was commensurate with the Company’s stable credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

Net charge-offs of loans and leases were $14.1 million or 0.14% of total average loans and leases in 2018 compared to $13.8 million or 0.15% of total average loans and leases in 2017. Net charge-offs in our consumer portfolios were $14.6 million in 2018 compared to $13.9 million in 2017. This increase was primarily reflected in our credit card portfolio, which was sold on November 1, 2018, our home equity portfolio due to lower recoveries, as well as overdrafts. Net recoveries in our commercial portfolios were $0.5 million in 2018 compared to net recoveries of $0.1 million in 2017.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2018 based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment increased by $1.1 million or 2% from December 31, 2017. This increase was primarily due to a $1.7 million increase in the Allowance allocated to the commercial and industrial portfolio due to loan growth. The increase was offset by a $0.7 million decrease in the Allowance allocated to the construction portfolio due to the completion of major construction projects and the resultant decline in construction outstandings.
The allocation of the Allowance to our consumer portfolio segment decreased by $1.7 million or 4% from December 31, 2017 and is consistent with current asset quality metrics and economic conditions.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of December 31, 2018 and December 31, 2017. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $798.6 million as of December 31, 2018 and $865.5 million as of December 31, 2017. We also maintained investments in corporate bonds with a carrying value of $320.4 million as of December 31, 2018 and $385.7 million as of December 31, 2017. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity. See the “Analysis of Statements of Condition - Investment Securities” section in MD&A for more information.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2018 and 2017, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2018, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of December 31, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2018 was slightly less sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2018		December 31, 2017
Gradual Change in Interest Rates (basis points)
+200	$11,014	2.2%	$12,420	2.6%
+100	5,673	1.1	6,622	1.4
-100	(6,289)	(1.2)	(6,789)	(1.4)
Immediate Change in Interest Rates (basis points)
+200	$23,309	4.6%	$29,876	6.2%
+100	12,517	2.5	16,328	3.4
-100	(17,665)	(3.5)	(21,653)	(4.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2018, we could have borrowed an additional $2.2 billion from the FHLB and an additional $538.5 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2018. As of December 31, 2018, cash and cash equivalents were $526.0 million, the carrying value of our available-for-sale investment securities was $2.0 billion, and total deposits were $15.0 billion. As of December 31, 2018, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.3 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of December 31, 2018, the Company’s capital levels remained characterized as “well-capitalized.” The Company’s regulatory capital ratios are presented in Table 21 below. There have been no conditions or events since December 31, 2018 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of December 31, 2018, shareholders’ equity was $1.3 billion, an increase of $36.3 million or 3% from December 31, 2017. Earnings for 2018 of $219.6 million, common stock issuances of $7.9 million, and share-based compensation of $8.1 million were offset by cash dividends paid of $98.5 million, common stock repurchases of $92.0 million, and other comprehensive loss of $8.9 million. In 2018, included in the amount of common stock repurchased were 1,079,397 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $81.80 and a total cost of $88.3 million. From the beginning of our share repurchase program in July 2001 through December 31, 2018, we repurchased a total of 55.3 million shares of common stock and returned total over $2.1 billion to our shareholders at an average cost of $39.14 per share.

In January 2019, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $130.0 million. From January 1, 2019 through February 15, 2019, the Parent repurchased an additional 298,500 shares of common stock at an average cost of $75.46 per share and a total cost of $22.5 million. Remaining buyback authority was $139.2 million as of February 15, 2019. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2019, the Parent’s Board of Directors declared a quarterly cash dividend of $0.62 per share on the Parent’s outstanding shares. The dividend will be payable on March 14, 2019 to shareholders of record at the close of business on February 28, 2019.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Change in Shareholders' Equity
Net Income	$219,602	$184,672	$181,461	$160,704	$163,042
Cash Dividends Paid	(98,496)	(87,066)	(81,157)	(78,367)	(79,660)
Dividend Reinvestment Program	4,689	4,360	4,271	4,316	4,479
Common Stock Repurchased	(91,988)	(47,076)	(61,807)	(52,981)	(64,046)
Other[1]	2,525	15,441	2,509	27,502	19,295
Increase in Shareholders' Equity	$36,332	$70,331	$45,277	$61,174	$43,110

Regulatory Capital [2]
Shareholders' Equity	$1,268,200	$1,231,868	$1,161,537	$1,116,260	$1,055,086
Less: Goodwill [3]	28,718	28,718	27,413	27,416	31,517
Postretirement Benefit Liability Adjustments	(36,010)	(27,715)	(28,892)	(28,860)	(34,115)
Net Unrealized Gains (Losses) on Investment Securities [4]	(15,033)	(7,000)	(5,014)	5,304	15,984
Other	(198)	(198)	(198)	(198)	2,069
Common Equity Tier 1 Capital	1,290,723	1,238,063	1,168,228	1,112,598	N/A
Tier 1 Capital	1,290,723	1,238,063	1,168,228	1,112,598	1,039,631
Allowable Reserve for Credit Losses	113,515	114,168	110,300	99,647	88,785
Total Regulatory Capital	$1,404,238	$1,352,231	$1,278,528	$1,212,245	$1,128,416

Risk-Weighted Assets [2]	$9,878,904	$9,348,296	$8,823,485	$7,962,484	$7,077,035

Key Regulatory Capital Ratios [2]
Common Equity Tier 1 Capital Ratio	13.07%	13.24%	13.24%	13.97%	N/A%
Tier 1 Capital Ratio	13.07	13.24	13.24	13.97	14.69
Total Capital Ratio	14.21	14.46	14.49	15.22	15.94
Tier 1 Leverage Ratio	7.60	7.26	7.21	7.26	7.13
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.
2 December 31, 2018, 2017, 2016, and 2015 calculated under Basel III rules, which became effective January 1, 2015.
3 December 31, 2018, 2017, 2016, and 2015 calculated net of deferred tax liabilities.
4 December 31, 2018, 2017, 2016, and 2015 includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

Regulatory Initiatives Affecting the Banking Industry

Basel III

Under final FRB and FDIC approved rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks minimum requirements increased for both the quantity and quality of capital held by the Company. The Basel III capital standards substantially revised the risk based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the definitions and the components of Tier 1 capital and Total Capital, the method of evaluating risk-weighted assets, institutions of a capital conservation buffer, and other matters affecting regulatory capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully implemented earlier this year on January 1, 2019. As of December 31, 2018, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

Management continues to monitor regulatory developments and their potential impact to the Company’s liquidity requirements.

Stress Testing

Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as the Company, are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results.  At this time, the Company continues to run internal stress tests as a component of our comprehensive risk management and capital planning process.

Deposit Insurance Fund (“DIF”) Assessment

In March 2016, the FDIC approved a final rule that imposes on banks with at least $10 billion in assets, such as the Company, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge became effective for the third quarter of 2016 and the FDIC estimated the surcharge would be imposed for approximately two years. The surcharge took effect at the same time that the regular FDIC insurance assessment rates for all banks declined under a rule adopted by the FDIC in 2011. The surcharge ended on September 30, 2018. A further reduction in assessment rates will occur if and when the FDIC’s Deposit Insurance Fund Reserve Ratio reaches 2.0 percent.

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

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Deposits with No Stated Maturity	$13,281,720	$—	$—	$—	$13,281,720
Time Deposits	1,441,580	235,422	60,916	7,604	1,745,522
Securities Sold Under Agreements to Repurchase	4,296	275,000	225,000	—	504,296
Other Debt	50,000	75,000	—	—	125,000
Banker’s Acceptances Outstanding	51	—	—	—	51
Capital Lease Obligations	825	1,650	1,650	23,930	28,055
Non-Cancelable Operating Leases	12,455	22,291	19,898	104,877	159,521
Purchase Obligations	14,279	22,647	4,658	4,162	45,746
Affordable Housing Commitments	5,506	8,411	163	1,118	15,198
Pension and Postretirement Benefit Contributions [2]	1,331	2,821	3,103	9,264	16,519
Total Contractual Obligations	$14,812,043	$643,242	$315,388	$150,955	$15,921,628

[1]
Our liability for UTBs as of December 31, 2018 was $5.5 million. We were unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

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

Future Application of Accounting Pronouncements

See discussion of the expected impact of accounting pronouncements recently issued but that we have not adopted as of December 31, 2018 in Note 1 to the Consolidated Financial Statements.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2018 and 2017.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2018				2017
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$143,018	$139,424	$135,585	$132,146	$131,613	$128,761	$123,568	$119,852
Interest Expense	19,045	16,497	15,089	13,190	12,843	12,444	11,289	9,980
Net Interest Income	123,973	122,927	120,496	118,956	118,770	116,317	112,279	109,872
Provision for Credit Losses	2,000	3,800	3,500	4,125	4,250	4,000	4,250	4,400
Investment Securities Gains (Losses), Net	(841)	(729)	(1,702)	(666)	(617)	(566)	(520)	12,133
Noninterest Income	42,949	42,211	43,000	44,701	42,472	42,976	45,756	43,783
Noninterest Expense	95,911	90,538	90,791	94,384	92,336	88,598	88,189	88,568
Income Before Provision for Income Taxes	68,170	70,071	67,503	64,482	64,039	66,129	65,076	72,820
Provision for Income Taxes	14,259	13,138	12,785	10,442	21,086	20,248	20,414	21,644
Net Income	$53,911	$56,933	$54,718	$54,040	$42,953	$45,881	$44,662	$51,176

Per Common Share
Basic Earnings Per Share	$1.30	$1.37	$1.31	$1.29	$1.02	$1.09	$1.05	$1.21
Diluted Earnings Per Share	$1.30	$1.36	$1.30	$1.28	$1.01	$1.08	$1.05	$1.20
Dividends Declared Per Share	$0.62	$0.60	$0.60	$0.52	$0.52	$0.52	$0.50	$0.50

Performance Ratios
Net Income to Average Total Assets (ROA)	1.26%	1.33%	1.30%	1.29%	1.00%	1.07%	1.09%	1.26%
Net Income to Average Shareholders’ Equity (ROE)	17.05	18.06	17.68	17.74	13.85	14.89	14.87	17.63
Efficiency Ratio [1]	57.75	55.07	56.12	57.91	57.49	55.82	55.99	53.42
Net Interest Margin [2]	3.10	3.07	3.04	3.00	2.98	2.92	2.92	2.89

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2018 was $53.9 million, an increase of $11.0 million or 26% compared to the fourth quarter of 2017. Diluted earnings per share were $1.30 for the fourth quarter of 2018, an increase of $0.29 or 29% compared to the fourth quarter of 2017.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2018 was $125.2 million, an increase of $3.7 million or 3% compared to the fourth quarter of 2017. The increase was primarily due to the shift in the mix of our earning assets to loans, which generally have higher yields. Net interest margin was 3.10% for the fourth quarter of 2018, an increase of 12 basis point compared to the fourth quarter of 2017, primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2017. In addition, yields increased for our commercial loans and investment portfolio. Yields on our loan portfolios increased primarily due to higher yields on floating rate loans.

Provision for Credit Losses

We recorded a Provision of $2.0 million in the fourth quarter of 2018 compared to a Provision of $4.3 million recorded in the fourth quarter of 2017, while recording net charge-offs of loans and leases of $4.0 million and $3.8 million in the fourth quarters of 2018 and 2017, respectively. The Provision recorded was based on our determination that the allowance for loan and lease losses should be $106.7 million as of December 31, 2018.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $42.9 million in the fourth quarter of 2018, an increase of $0.5 million or 1% compared to the fourth quarter of 2017. This increase was primarily due to fees, exchange, and other service charges of $0.6 million in merchant income, which was recorded as a reduction of other noninterest expense in 2017. This accounting change was related to the 2018 adoption of the new revenue recognition accounting guidance. This increase was partially offset by a $0.4 decrease in mortgage banking income. This decrease was primarily due to reduced sales and margins on sales of conforming saleable loans from current production and from our mortgage loan portfolio.

Noninterest Expense

Noninterest expense was $95.9 million in the fourth quarter of 2018, an increase of $3.6 million or 4% compared to the fourth quarter of 2017. Salaries and benefit expense increased by $3.2 million primarily due to a $2.7 million increase in expenses related to our self-insured medical plans, a $2.5 million increase in merit and minimum wage increases, and a $1.0 million increase in separation expense. These increases were partially offset by a $0.9 million decrease in FDIC fees. In addition, during fourth quarter 2017 a one-time $2.2 million holiday bonus, inclusive of payroll taxes was paid.

Provision for Income Taxes

The provision for income taxes was $14.3 million in the fourth quarter of 2018, a decrease of $6.8 million or 32% compared to the fourth quarter of 2017. The effective tax rate for the fourth quarter of 2018 was 20.92% compared with an effective tax rate of 32.93% for the fourth quarter of 2017. The lower effective rate in the fourth quarter of 2018 compared to the same period of 2017 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the passage of the Tax Act, which was signed into law on December 22, 2017.

Common Stock Repurchase Program

In the fourth quarter of 2018, we repurchased 325,377 shares of our common stock under our share repurchase program at an average cost per share of $76.63 and a total cost of $24.9 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
Honolulu, Hawaii
March 1, 2019

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Interest Income
Interest and Fees on Loans and Leases	$410,597	$370,441	$333,239
Income on Investment Securities
Available-for-Sale	50,152	46,772	41,892
Held-to-Maturity	84,310	81,740	79,087
Deposits	34	15	9
Funds Sold	3,723	3,882	2,861
Other	1,357	944	812
Total Interest Income	550,173	503,794	457,900
Interest Expense
Deposits	41,143	22,332	12,647
Securities Sold Under Agreements to Repurchase	18,519	19,592	23,406
Funds Purchased	609	123	12
Short-Term Borrowings	145	64	—
Other Debt	3,405	4,445	4,256
Total Interest Expense	63,821	46,556	40,321
Net Interest Income	486,352	457,238	417,579
Provision for Credit Losses	13,425	16,900	4,750
Net Interest Income After Provision for Credit Losses	472,927	440,338	412,829
Noninterest Income
Trust and Asset Management	43,877	45,430	46,203
Mortgage Banking	8,437	12,949	19,895
Service Charges on Deposit Accounts	28,811	32,575	33,654
Fees, Exchange, and Other Service Charges	57,482	54,845	55,176
Investment Securities Gains (Losses), Net	(3,938)	10,430	10,203
Annuity and Insurance	5,822	6,858	7,017
Bank-Owned Life Insurance	7,199	6,517	6,561
Other	21,233	15,813	18,634
Total Noninterest Income	168,923	185,417	197,343
Noninterest Expense
Salaries and Benefits	213,208	203,729	199,353
Net Occupancy	34,742	32,536	30,252
Net Equipment	23,852	22,078	20,578
Data Processing	17,846	15,483	15,208
Professional Fees	9,992	11,681	10,072
FDIC Insurance	7,732	8,666	8,615
Other	64,252	63,518	66,500
Total Noninterest Expense	371,624	357,691	350,578
Income Before Provision for Income Taxes	270,226	268,064	259,594
Provision for Income Taxes	50,624	83,392	78,133
Net Income	$219,602	$184,672	$181,461
Basic Earnings Per Share	$5.26	$4.37	$4.26
Diluted Earnings Per Share	$5.23	$4.33	$4.23
Dividends Declared Per Share	$2.34	$2.04	$1.89
Basic Weighted Average Shares	41,714,770	42,280,931	42,644,100
Diluted Weighted Average Shares	41,999,399	42,607,057	42,879,783

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net Income	$219,602	$184,672	$181,461
Other Comprehensive Loss, Net of Tax:
Net Unrealized Losses on Investment Securities	(6,525)	(1,986)	(10,318)
Defined Benefit Plans	(2,326)	1,177	(31)
Other Comprehensive Loss	(8,851)	(809)	(10,349)
Comprehensive Income	$210,751	$183,863	$171,112

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Interest-Bearing Deposits in Other Banks	$3,028	$3,421
Funds Sold	198,860	181,413
Investment Securities
Available-for-Sale	2,007,942	2,232,979
Held-to-Maturity (Fair Value of $3,413,994 and $3,894,121)	3,482,092	3,928,170
Loans Held for Sale	10,987	19,231
Loans and Leases	10,448,774	9,796,947
Allowance for Loan and Lease Losses	(106,693)	(107,346)
Net Loans and Leases	10,342,081	9,689,601
Total Earning Assets	16,044,990	16,054,815
Cash and Due From Banks	324,081	263,017
Premises and Equipment, Net	151,837	130,926
Accrued Interest Receivable	51,230	50,485
Foreclosed Real Estate	1,356	1,040
Mortgage Servicing Rights	24,310	24,622
Goodwill	31,517	31,517
Bank-Owned Life Insurance	283,771	280,034
Other Assets	230,882	252,596
Total Assets	$17,143,974	$17,089,052

Liabilities
Deposits
Noninterest-Bearing Demand	$4,739,596	$4,724,300
Interest-Bearing Demand	3,002,925	3,082,563
Savings	5,539,199	5,389,013
Time	1,745,522	1,688,092
Total Deposits	15,027,242	14,883,968
Short-Term Borrowings	199	—
Securities Sold Under Agreements to Repurchase	504,296	505,293
Other Debt	135,643	260,716
Retirement Benefits Payable	40,494	37,312
Accrued Interest Payable	8,253	6,946
Taxes Payable and Deferred Taxes	19,736	24,009
Other Liabilities	139,911	138,940
Total Liabilities	15,875,774	15,857,184
Commitments, Contingencies, and Guarantees (Note 20)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2018 - 58,063,689 / 41,499,898 and December 31, 2017 - 57,959,074 / 42,401,443)	577	576
Capital Surplus	571,704	561,161
Accumulated Other Comprehensive Loss	(51,043)	(34,715)
Retained Earnings	1,641,314	1,512,218
Treasury Stock, at Cost (Shares: December 31, 2018 - 16,563,791 and December 31, 2017 - 15,557,631)	(894,352)	(807,372)
Total Shareholders’ Equity	1,268,200	1,231,868
Total Liabilities and Shareholders’ Equity	$17,143,974	$17,089,052

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2015	43,282,153	$575	$542,041	$(23,557)	$1,316,260	$(719,059)	$1,116,260
Net Income	—	—	—	—	181,461	—	181,461
Other Comprehensive Loss	—	—	—	(10,349)	—	—	(10,349)
Share-Based Compensation	—	—	6,786	—	—	—	6,786
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	259,985	1	2,801	—	(1,124)	8,665	10,343
Common Stock Repurchased	(906,160)	—	—	—	—	(61,807)	(61,807)
Cash Dividends Declared ($1.89 per share)	—	—	—	—	(81,157)	—	(81,157)
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537

Net Income	—	—	—	—	184,672	—	184,672
Other Comprehensive Loss	—	—	—	(809)	—	—	(809)
Share-Based Compensation	—	—	7,369	—	—	—	7,369
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	337,091	—	2,164	—	(828)	11,905	13,241
Common Stock Repurchased	(571,626)	—	—	—	—	(47,076)	(47,076)
Cash Dividends Declared ($2.04 per share)	—	—	—	—	(87,066)	—	(87,066)
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868

Net Income	—	—	—	—	219,602	—	219,602
Other Comprehensive Loss	—	—	—	(8,851)	—	—	(8,851)
Reclassification of the Income Tax Effects of the
Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	8,146	—	—	—	8,146
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	219,210	1	2,397	—	513	5,008	7,919
Common Stock Repurchased	(1,120,755)	—	—	—	—	(91,988)	(91,988)
Cash Dividends Declared ($2.34 per share)	—	—	—	—	(98,496)	—	(98,496)
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Operating Activities
Net Income	$219,602	$184,672	$181,461
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	13,425	16,900	4,750
Depreciation and Amortization	14,389	13,048	12,871
Amortization of Deferred Loan and Lease Fees	(372)	(1,031)	(1,467)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	32,966	39,186	43,728
Share-Based Compensation	8,146	7,369	6,786
Benefit Plan Contributions	(1,749)	(11,454)	(1,284)
Deferred Income Taxes	(6,274)	4,177	7,187
Net Gains on Sales of Loans and Leases	(3,834)	(6,780)	(11,113)
Net (Gains) Losses on Investment Securities	3,938	(10,430)	(10,203)
Proceeds from Sales of Loans Held for Sale	275,943	323,784	273,597
Originations of Loans Held for Sale	(267,066)	(326,195)	(280,391)
Net Tax Benefits from Share-Based Compensation	993	2,521	—
Excess Tax Benefits from Share-Based Compensation	—	—	(1,153)
Net Change in Other Assets and Other Liabilities	27,815	(60,622)	1,760
Net Cash Provided by Operating Activities	317,922	175,145	226,529

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	358,244	365,239	408,835
Purchases	(166,915)	(427,061)	(367,346)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	853,635	882,748	806,339
Purchases	(419,640)	(995,076)	(677,652)
Net Change in Loans and Leases	(664,692)	(954,984)	(1,263,749)
Proceeds from Sales of Loans	—	137,717	147,898
Premises and Equipment, Net	(35,300)	(30,470)	(15,177)
Net Cash Used in Investing Activities	(74,668)	(1,021,887)	(960,852)

Financing Activities
Net Change in Deposits	143,273	563,728	1,069,137
Net Change in Short-Term Borrowings	(798)	(27,701)	(103,196)
Proceeds from Other Debt	50,000	—	75,000
Repayments of Other Debt	(175,000)	—	(50,000)
Excess Tax Benefits from Share-Based Compensation	—	—	1,153
Proceeds from Issuance of Common Stock	7,873	13,101	9,079
Repurchase of Common Stock	(91,988)	(47,076)	(61,807)
Cash Dividends Paid	(98,496)	(87,066)	(81,157)
Net Cash Provided by (Used in) Financing Activities	(165,136)	414,986	858,209

Net Change in Cash and Cash Equivalents	78,118	(431,756)	123,886
Cash and Cash Equivalents at Beginning of Period	447,851	879,607	755,721
Cash and Cash Equivalents at End of Period	$525,969	$447,851	$879,607
Supplemental Information
Cash Paid for Interest	$62,515	$44,945	$39,482
Cash Paid for Income Taxes	42,475	67,883	57,005
Non-Cash Investing and Financing Activities:
Transfer from Loans to Foreclosed Real Estate	2,693	2,559	1,058
Transfers from Loans to Loans Held for Sale	—	86,625	189,972

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

Prior to January 1, 2015, the Company utilized the effective yield method whereby the Company recognized tax credits generally over 10 years and amortized the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company. On January 1, 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” prospectively for new investments. ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. As permitted by ASU No. 2014-01, the Company elected to continue to utilize the effective yield method for investments made prior to January 1, 2015.

Unfunded commitments to fund these low-income housing partnerships were $15.2 million and $17.5 million as of December 31, 2018 and 2017, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $85.9 million and $87.6 million as of December 31, 2018 and 2017, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2018 and 2017. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment (“OTTI”) analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2018, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan and lease losses (the “Allowance”). Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has seven classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The “other” class of loans and leases is comprised of revolving credit, installment, and lease financing arrangements.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Prior to 2017, the goodwill impairment test was a two-step test. The first step compared the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit was less than the carrying value, the second step was required to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. In 2017, the Company elected to early adopt ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removed Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remained largely unchanged. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2018, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

Non-Marketable Equity Securities

The Company is required to own Federal Home Loan Bank (“FHLB”) of Des Moines and Federal Reserve Bank (“FRB”) stock as a condition of membership. These non-marketable equity securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets, which are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Bank-Owned Life Insurance

The Company purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Company invests in these Bank-Owned Life Insurance (“BOLI”) policies to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Company records these BOLI policies in the consolidated statements of condition at cash surrender value, with changes recorded in noninterest income in the consolidated statements of income.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2018, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

Public law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. As such, adjustments during this measurement period were included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $3.6 million. An additional $0.1 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. In addition, during the first quarter of 2018, the Company recorded a $2.0 million basis adjustment on its low income housing partnership investments, which consequently reduced income tax expense by the same amount. The remeasurement of the Company’s deferred tax balance in the third quarter of 2018 resulted in an income tax expense reduction of $0.3 million. The Company completed its analysis and finalized the impact of the Tax Act in the third quarter of 2018. See Note 16 Income Taxes for more information.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.0 million for the years ended December 31, 2018, 2017, and 2016.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level 3 being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument.

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new standard did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASUs, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue, and vice versa). These classification changes resulted in immaterial changes to both revenue and expense. The Company also determined that certain costs related to ATMs should be recorded as an expense rather than a reduction of revenue. This change did not have a material effect to noninterest income or expense. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card costs and the ATM costs reclassifications noted above. See Note 22 Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company’s adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 21 Fair Value of Assets and Liabilities).

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

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. The Company elected to early adopt ASU 2018-14 during the quarter ended December 31, 2018. As ASU 2018-14 only revises disclosure requirements (reflected in Note 14 Employee Benefits), the adoption did not have any impact on the Company’s Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Upon adoption of ASU 2016-02 on its required effective date of January 1, 2019, the Company recorded an operating lease right-of-use asset of $106.5 million and a corresponding operating lease liability of $113.4 million. The Company expects its regulatory capital ratios to remain above the thresholds necessary to be classified as a “well capitalized” institution. The new guidance did not have a material impact on the consolidated statements of income. The Company is completing its evaluation of the ASU’s expanded disclosure requirements effective for the March 31, 2019 Form 10-Q.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is planning to adopt the standard in the first quarter of 2020 and is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team has been working with an advisory consultant and is finalizing the methodologies that will be utilized, which will be followed by developing and documenting processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ certain risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above. ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2018, the FASB issued ASU No. 2018-20, “Narrow-Scope Improvements for Lessors.” This ASU (1) allows lessors to make an accounting policy election of presenting sales taxes and other similar taxes collected from lessees on a net basis, (2) requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense, and (3) clarifies that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new leases standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The Company adopted ASU 2018-20 on its required effective date of January 1, 2019 and elected to present sales taxes and other similar taxes collected from lessees on a net basis as described in (1) above. ASU 2018-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2.  Restrictions on Cash and Cash and Cash Equivalents

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank’s average required reserve balances were $72.3 million and $73.2 million as of December 31, 2018 and 2017, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2018	December 31, 2017
Interest-Bearing Deposits in Other Banks	$3,028	$3,421
Funds Sold	198,860	181,413
Cash and Due From Banks	324,081	263,017
Total Cash and Cash Equivalents	$525,969	$447,851

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2018, 2017, and 2016 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

December 31, 2016
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$407,478	$2,531	$(1,294)	$408,715
Debt Securities Issued by States and Political Subdivisions	662,231	11,455	(1,887)	671,799
Debt Securities Issued by Corporations	273,044	5	(3,870)	269,179
Mortgage-Backed Securities:
Residential - Government Agencies	240,412	4,577	(1,145)	243,844
Residential - U.S. Government-Sponsored Enterprises	511,234	971	(5,218)	506,987
Commercial - Government Agencies	89,544	—	(4,027)	85,517
Total Mortgage-Backed Securities	841,190	5,548	(10,390)	836,348
Total	$2,183,943	$19,539	$(17,441)	$2,186,041
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$530,149	$1,562	$(771)	$530,940
Debt Securities Issued by States and Political Subdivisions	242,295	9,991	—	252,286
Debt Securities Issued by Corporations	135,620	416	(1,528)	134,508
Mortgage-Backed Securities:
Residential - Government Agencies	1,940,076	20,567	(23,861)	1,936,782
Residential - U.S. Government-Sponsored Enterprises	752,768	798	(10,919)	742,647
Commercial - Government Agencies	232,089	940	(2,665)	230,364
Total Mortgage-Backed Securities	2,924,933	22,305	(37,445)	2,909,793
Total	$3,832,997	$34,274	$(39,744)	$3,827,527

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2018. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$57,119	$57,094
Due After One Year Through Five Years	613,577	613,408
Due After Five Years Through Ten Years	92,306	94,126
Due After Ten Years	22,830	23,536
	785,832	788,164

Debt Securities Issued by Government Agencies	393,506	391,429
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	578,527
Commercial - Government Agencies	63,864	59,380
Total Mortgage-Backed Securities	842,820	828,349
Total	$2,022,158	$2,007,942

Held-to-Maturity:
Due in One Year or Less	$164,868	$164,518
Due After One Year Through Five Years	311,016	312,837
Due After Five Years Through Ten Years	201,389	203,010
Due After Ten Years	7,717	8,113
	684,990	688,478
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	740,166
Commercial - Government Agencies	176,393	171,363
Total Mortgage-Backed Securities	2,797,102	2,725,516
Total	$3,482,092	$3,413,994

Investment securities with carrying values of $2.3 billion as of December 31, 2018, and $2.4 billion as of December 31, 2017 and 2016, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2018, 2017, and 2016.

(dollars in thousands)	2018	2017	2016
Gross Gains on Sales of Investment Securities	$—	$12,467	$11,180
Gross Losses on Sales of Investment Securities	(3,938)	(2,037)	(977)
Net Gains (Losses) on Sales of Investment Securities	$(3,938)	$10,430	$10,203

The losses during the year ended December 31, 2018, 2017, and 2016 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions which are expensed as incurred. In addition, losses during the year ended December 31, 2018 included $1.0 million related to a change in the Visa Class B conversion ratio.

The income tax expense related to the Company’s net realized gains (losses) on the sales of investment securities was $(1.0) million in 2018, $4.1 million in 2017 and $4.0 million in 2016.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$157,058	$(964)	$173,763	$(1,613)	$330,821	$(2,577)
Debt Securities Issued by States and Political Subdivisions	38,138	(59)	156,772	(972)	194,910	(1,031)
Debt Securities Issued by Corporations	59,770	(231)	163,371	(1,626)	223,141	(1,857)
Mortgage-Backed Securities:
Residential - Government Agencies	6,299	(10)	19,011	(919)	25,310	(929)
Residential - U.S. Government-Sponsored Enterprises	—	—	473,380	(12,563)	473,380	(12,563)
Commercial - Government Agencies	—	—	59,380	(4,484)	59,380	(4,484)
Total Mortgage-Backed Securities	6,299	(10)	551,771	(17,966)	558,070	(17,976)
Total	$261,265	$(1,264)	$1,045,677	$(22,177)	$1,306,942	$(23,441)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$99,440	$(237)	$134,239	$(856)	$233,679	$(1,093)
Debt Securities Issued by Corporations	—	—	95,511	(1,755)	95,511	(1,755)
Mortgage-Backed Securities:
Residential - Government Agencies	12,974	(45)	1,491,747	(51,728)	1,504,721	(51,773)
Residential - U.S. Government-Sponsored Enterprises	—	—	617,000	(20,259)	617,000	(20,259)
Commercial - Government Agencies	19,217	(61)	145,715	(5,116)	164,932	(5,177)
Total Mortgage-Backed Securities	32,191	(106)	2,254,462	(77,103)	2,286,653	(77,209)
Total	$131,631	$(343)	$2,484,212	$(79,714)	$2,615,843	$(80,057)

December 31, 2017
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$103,842	$(599)	$132,071	$(436)	$235,913	$(1,035)
Debt Securities Issued by States and Political Subdivisions	172,343	(1,032)	734	(10)	173,077	(1,042)
Debt Securities Issued by Corporations	12,985	(15)	192,927	(2,076)	205,912	(2,091)
Mortgage-Backed Securities:
Residential - Government Agencies	11,035	(4)	10,618	(1,033)	21,653	(1,037)
Residential - U.S. Government-Sponsored Enterprises	429,342	(5,720)	150,887	(4,683)	580,229	(10,403)
Commercial - Government Agencies	—	—	68,747	(3,252)	68,747	(3,252)
Total Mortgage-Backed Securities	440,377	(5,724)	230,252	(8,968)	670,629	(14,692)
Total	$729,547	$(7,370)	$555,984	$(11,490)	$1,285,531	$(18,860)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$254,283	$(532)	$89,391	$(919)	$343,674	$(1,451)
Debt Securities Issued by Corporations	25,490	(110)	58,869	(1,481)	84,359	(1,591)
Mortgage-Backed Securities:
Residential - Government Agencies	1,030,472	(12,262)	704,545	(24,785)	1,735,017	(37,047)
Residential - U.S. Government-Sponsored Enterprises	293,530	(3,106)	339,232	(8,149)	632,762	(11,255)
Commercial - Government Agencies	497	(5)	82,288	(3,649)	82,785	(3,654)
Total Mortgage-Backed Securities	1,324,499	(15,373)	1,126,065	(36,583)	2,450,564	(51,956)
Total	$1,604,272	$(16,015)	$1,274,325	$(38,983)	$2,878,597	$(54,998)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2018, which were comprised of 464 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2018, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Taxable	$115,947	$108,787	$100,541
Non-Taxable	18,515	19,725	20,438
Total Interest Income from Investment Securities	$134,462	$128,512	$120,979
As of December 31, 2018, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $451.1 million, representing 56% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 96% were credit-rated Aa2 or better by Moody’s while the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 79% were general obligation issuances. As of December 31, 2018, there were no other holdings of municipal debt securities that were issued by a single state or political subdivision which comprised more than 10% of the total fair value of the Company’s municipal debt securities.
As of December 31, 2018 and 2017, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank Stock	$15,000	$20,000
Federal Reserve Bank Stock	20,858	20,645
Total	$35,858	$40,645

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2018, the conversion ratio was 1.6298. See Note 17 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (135,296 Class A equivalents) that the Company owns as of December 31, 2018 are carried at a zero cost basis.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2018 and 2017:

	December 31,
(dollars in thousands)	2018	2017
Commercial
Commercial and Industrial	$1,331,149	$1,279,347
Commercial Mortgage	2,302,356	2,103,967
Construction	170,061	202,253
Lease Financing	176,226	180,931
Total Commercial	3,979,792	3,766,498
Consumer
Residential Mortgage	3,673,796	3,466,773
Home Equity	1,681,442	1,585,455
Automobile	658,133	528,474
Other [1]	455,611	449,747
Total Consumer	6,468,982	6,030,449
Total Loans and Leases	$10,448,774	$9,796,947
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned income of $15.1 million and $20.2 million as of December 31, 2018 and 2017, respectively.

Commercial loans and residential mortgage loans of $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, residential mortgage loans of $2.9 billion, were pledged under a blanket pledge arrangement to secure FHLB advances. See Note 10 Other Debt for FHLB advances outstanding as of December 31, 2018 and 2017.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $1.5 million, $4.9 million, and $11.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2018, 2017, and 2016.

Substantially all of the Company’s lending activity is with customers located in Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2018, 2017, and 2016. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2018, 2017, and 2016.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(1,505)	(23,059)	(24,564)
Recoveries on Loans and Leases Previously Charged-Off	2,039	8,447	10,486
Net Loans and Leases Recovered (Charged-Off)	534	(14,612)	(14,078)
Provision for Credit Losses	518	12,907	13,425
Balance at End of Period	$66,874	$39,819	$106,693
As of December 31, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$222	$3,754	$3,976
Collectively Evaluated for Impairment	66,652	36,065	102,717
Total	$66,874	$39,819	$106,693
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,298	$42,327	$54,625
Collectively Evaluated for Impairment	3,967,494	6,426,655	10,394,149
Total	$3,979,792	$6,468,982	$10,448,774

For the Year Ended December 31, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(1,408)	(21,847)	(23,255)
Recoveries on Loans and Leases Previously Charged-Off	1,485	7,943	9,428
Net Loans and Leases Recovered (Charged-Off)	77	(13,904)	(13,827)
Provision for Credit Losses	65	16,835	16,900
Balance at End of Period	$65,822	$41,524	$107,346
As of December 31, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$141	$3,775	$3,916
Collectively Evaluated for Impairment	65,681	37,749	103,430
Total	$65,822	$41,524	$107,346
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,216	$41,002	$61,218
Collectively Evaluated for Impairment	3,746,282	5,989,447	9,735,729
Total	$3,766,498	$6,030,449	$9,796,947

For the Year Ended December 31, 2016
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$60,714	$42,166	$102,880
Loans and Leases Charged-Off	(865)	(17,644)	(18,509)
Recoveries on Loans and Leases Previously Charged-Off	8,137	7,015	15,152
Net Loans and Leases Recovered (Charged-Off)	7,272	(10,629)	(3,357)
Provision for Credit Losses	(2,306)	7,056	4,750
Balance at End of Period	$65,680	$38,593	$104,273
As of December 31, 2016
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$45	$3,510	$3,555
Collectively Evaluated for Impairment	65,635	35,083	100,718
Total	$65,680	$38,593	$104,273
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,572	$39,126	$60,698
Collectively Evaluated for Impairment	3,596,120	5,292,967	8,889,087
Total	$3,617,692	$5,332,093	$8,949,785

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2018 and 2017.

	December 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,302,278	$2,256,128	$168,740	$175,223	$3,902,369
Special Mention	17,688	30,468	—	5	48,161
Classified	11,183	15,760	1,321	998	29,262
Total	$1,331,149	$2,302,356	$170,061	$176,226	$3,979,792

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,668,475	$1,677,193	657,620	$454,697	$6,457,985
Classified	5,321	4,249	513	914	10,997
Total	$3,673,796	$1,681,442	$658,133	$455,611	$6,468,982
Total Recorded Investment in Loans and Leases					$10,448,774

	December 31, 2017
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,234,738	$2,046,745	$198,926	$180,522	$3,660,931
Special Mention	15,394	35,762	6	11	51,173
Classified	29,215	21,460	3,321	398	54,394
Total	$1,279,347	$2,103,967	$202,253	$180,931	$3,766,498

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,457,531	$1,580,917	$527,587	$449,008	$6,015,043
Classified	9,242	4,538	887	739	15,406
Total	$3,466,773	$1,585,455	$528,474	$449,747	$6,030,449
Total Recorded Investment in Loans and Leases					$9,796,947
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2018 and 2017.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2018
Commercial
Commercial and Industrial	$3,653	$118	$10	$542	$4,323	$1,326,826	$1,331,149	$515
Commercial Mortgage	561	—	—	2,040	2,601	2,299,755	2,302,356	2,040
Construction	—	—	—	—	—	170,061	170,061	—
Lease Financing	—	—	—	—	—	176,226	176,226	—
Total Commercial	4,214	118	10	2,582	6,924	3,972,868	3,979,792	2,555
Consumer
Residential Mortgage	5,319	638	2,446	5,321	13,724	3,660,072	3,673,796	1,203
Home Equity	3,323	1,581	2,684	3,671	11,259	1,670,183	1,681,442	765
Automobile	12,372	2,240	513	—	15,125	643,008	658,133	—
Other [1]	2,913	1,245	914	—	5,072	450,539	455,611	—
Total Consumer	23,927	5,704	6,557	8,992	45,180	6,423,802	6,468,982	1,968
Total	$28,141	$5,822	$6,567	$11,574	$52,104	$10,396,670	$10,448,774	$4,523

As of December 31, 2017
Commercial
Commercial and Industrial	$4,196	$641	$—	$448	$5,285	$1,274,062	$1,279,347	$313
Commercial Mortgage	187	404	—	1,398	1,989	2,101,978	2,103,967	465
Construction	—	—	—	—	—	202,253	202,253	—
Lease Financing	—	—	—	—	—	180,931	180,931	—
Total Commercial	4,383	1,045	—	1,846	7,274	3,759,224	3,766,498	778
Consumer
Residential Mortgage	7,815	2,008	2,703	9,243	21,769	3,445,004	3,466,773	806
Home Equity	2,532	2,736	1,624	3,991	10,883	1,574,572	1,585,455	1,312
Automobile	11,728	2,232	886	—	14,846	513,628	528,474	—
Other [1]	3,007	1,639	1,934	—	6,580	443,167	449,747	—
Total Consumer	25,082	8,615	7,147	13,234	54,078	5,976,371	6,030,449	2,118
Total	$29,465	$9,660	$7,147	$15,080	$61,352	$9,735,595	$9,796,947	$2,896
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2018 and 2017.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,587	$4,587	$—
Commercial Mortgage	2,712	6,212	—
Construction	1,321	1,321	—
Total Commercial	8,620	12,120	—
Total Impaired Loans with No Related Allowance Recorded	$8,620	$12,120	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,856	$2,099	$130
Commercial Mortgage	1,822	1,822	92
Total Commercial	3,678	3,921	222
Consumer
Residential Mortgage	19,753	23,635	3,051
Home Equity	3,359	3,359	350
Automobile	17,117	17,117	296
Other [1]	2,098	2,098	57
Total Consumer	42,327	46,209	3,754
Total Impaired Loans with an Allowance Recorded	$46,005	$50,130	$3,976

Impaired Loans:
Commercial	$12,298	$16,041	$222
Consumer	42,327	46,209	3,754
Total Impaired Loans	$54,625	$62,250	$3,976

December 31, 2017
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$8,094	$15,747	$—
Commercial Mortgage	8,696	12,196	—
Construction	1,415	1,415	—
Total Commercial	18,205	29,358	—
Total Impaired Loans with No Related Allowance Recorded	$18,205	$29,358	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$811	$811	$21
Commercial Mortgage	1,200	1,200	120
Total Commercial	2,011	2,011	141
Consumer
Residential Mortgage	21,581	26,324	3,118
Home Equity	1,965	1,965	276
Automobile	14,811	14,811	305
Other [1]	2,645	2,645	76
Total Consumer	41,002	45,745	3,775
Total Impaired Loans with an Allowance Recorded	$43,013	$47,756	$3,916

Impaired Loans:
Commercial	$20,216	$31,369	$141
Consumer	41,002	45,745	3,775
Total Impaired Loans	$61,218	$77,114	$3,916
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018		Year Ended December 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$6,342	$310	$8,810	$351
Commercial Mortgage	4,642	160	9,251	299
Construction	1,360	69	1,464	94
Total Commercial	12,344	539	19,525	744
Total Impaired Loans with No Related Allowance Recorded	$12,344	$539	$19,525	$744

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,475	$100	$709	$42
Commercial Mortgage	623	25	690	54
Total Commercial	2,098	125	1,399	96
Consumer
Residential Mortgage	20,324	1,080	22,981	845
Home Equity	2,676	121	1,707	82
Automobile	16,190	1,116	12,235	825
Other [1]	2,624	215	2,571	215
Total Consumer	41,814	2,532	39,494	1,967
Total Impaired Loans with an Allowance Recorded	$43,912	$2,657	$40,893	$2,063

Impaired Loans:
Commercial	$14,442	$664	$20,924	$840
Consumer	41,814	2,532	39,494	1,967
Total Impaired Loans	$56,256	$3,196	$60,418	$2,807
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2016, the average recorded investment in impaired loans was $62.1 million and the interest income recognized on impaired loans was $2.7 million. For the years ended December 31, 2018, 2017, and 2016, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that were on accrual status. For the years ended December 31, 2018, 2017, and 2016, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $54.0 million and $60.1 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, there were $0.2 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2017, there were $1.5 million commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2018 and 2017.

	Loans Modified as a TDR for the Year Ended December 31, 2018			Loans Modified as a TDR for the Year Ended December 31, 2017
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	12	$1,449	$96	13	$7,299	$11
Commercial Mortgage	1	1,650	74	4	2,336	93
Total Commercial	13	3,099	170	17	9,635	104
Consumer
Residential Mortgage	6	1,458	200	2	368	1
Home Equity	9	1,438	77	4	604	13
Automobile	366	7,400	128	424	8,623	177
Other [2]	138	927	25	171	1,395	35
Total Consumer	519	11,223	430	601	10,990	226
Total	532	$14,322	$600	618	$20,625	$330

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2018 and 2017, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2018		Year Ended December 31, 2017
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	1	$3	1	$48
Commercial Mortgage	—	—	1	341
Total Commercial	1	3	2	389
Consumer
Residential Mortgage	—	—	1	94
Home Equity	—	—	1	237
Automobile	38	680	28	515
Other [2]	34	194	36	208
Total Consumer	72	874	66	1,054
Total	73	$877	68	$1,443
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.0 million as of December 31, 2018.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of December 31, 2018 and 2017, and $2.7 billion as of December 31, 2016. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.3 million, $7.1 million, and $6.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2018, 2017, and 2016, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2018	2017	2016
Balance at Beginning of Year	$1,454	$1,655	$1,970
Changes in Fair Value:
Due to Payoffs	(164)	(201)	(315)
Total Changes in Fair Value of Mortgage Servicing Rights	(164)	(201)	(315)
Balance at End of Year	$1,290	$1,454	$1,655

For the years ended December 31, 2018, 2017, and 2016, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method, net of valuation allowance was as follows:

(dollars in thousands)	2018	2017	2016
Balance at Beginning of Year	$23,168	$22,008	$21,032
Servicing Rights that Resulted From Asset Transfers	2,470	3,976	3,847
Amortization	(2,618)	(2,816)	(2,892)
Valuation Allowance Recovery (Provision)	—	—	21
Balance at End of Year	$23,020	$23,168	$22,008

Valuation Allowance:
Balance at Beginning of Year	$—	$—	$(21)
Valuation Allowance Recovery (Provision)	—	—	21
Balance at End of Year	$—	$—	$—

Fair Value:
Balance at Beginning of Year	$26,716	$25,148	$24,804
Balance at End of Year	$29,218	$26,716	$25,148

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Weighted-Average Constant Prepayment Rate [1]	7.01%	8.50%
Weighted-Average Life (in years)	7.89	7.09
Weighted-Average Note Rate	4.06%	4.04%
Weighted-Average Discount Rate [2]	9.59%	8.87%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2018 and 2017 is presented in the following table.

	December 31,
(dollars in thousands)	2018	2017
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(361)	$(332)
Decrease in fair value from 50 bps adverse change	(716)	(657)
Discount Rate
Decrease in fair value from 25 bps adverse change	(325)	(289)
Decrease in fair value from 50 bps adverse change	(643)	(572)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2018 and 2017 were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2018
Premises	$339,441	$(238,450)	$100,991
Equipment	120,165	(71,767)	48,398
Capital Leases	6,593	(4,145)	2,448
Total	$466,199	$(314,362)	$151,837

December 31, 2017
Premises	$331,566	$(243,069)	$88,497
Equipment	130,228	(90,319)	39,909
Capital Leases	6,593	(4,073)	2,520
Total	$468,387	$(337,461)	$130,926

Depreciation and amortization (including capital lease amortization) included in noninterest expense was $14.4 million, $13.0 million, and $12.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2018, 2017, and 2016.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2018 and 2017 were as follows:

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank and Federal Reserve Bank Stock	$35,858	$40,645
Derivative Financial Instruments	14,604	10,518
Low-Income Housing and Other Equity Investments	85,860	87,632
Deferred Compensation Plan Assets	31,871	29,230
Prepaid Expenses	8,533	7,944
Accounts Receivable [1]	18,996	49,264
Other [1]	35,160	27,363
Total Other Assets	$230,882	$252,596

[1]	Certain prior period information has been reclassified to conform to current presentation.

Note 8.  Deposits

Time Deposits

As of December 31, 2018 and 2017, the Company’s total time deposits were $1.7 billion. As of December 31, 2018, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2019	$1,441,580
2020	119,894
2021	115,528
2022	32,881
2023	28,035
Thereafter	7,604
Total	$1,745,522

The amount of time deposits with balances of $100,000 or more was $1.5 billion and $1.4 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$756,146
Over Three Months through Six Months	197,485
Over Six Months through Twelve Months	352,539
Over Twelve Months	191,839
Total	$1,498,009

Public Deposits

As of December 31, 2018 and 2017, deposits of governmental entities of $1.1 billion and $1.3 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2018 and 2017 were as follows:

	December 31,
(dollars in thousands)	2018	2017
Securities Sold Under Agreements to Repurchase (short-term) [1]
Amounts Outstanding	$4,196	$1,603
Weighted-Average Interest Rate	1.19%	0.14%

[1]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $0.1 million and $3.7 million as of December 31, 2018, and 2017, respectively, and long-term repurchase agreements with private institutions of $500.0 million as of December 31, 2018 and 2017.

The Company’s total securities sold under agreements to repurchase were $504.3 million and $505.3 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2018, long-term repurchase agreements (original term over one year) placed with government entities were $0.1 million with a weighted-average interest rate of 1.30% and a weighted-average maturity of 56 days.

As of December 31, 2018, long-term repurchase agreements placed with private institutions were $500.0 million with a weighted-average interest rate of 3.64%. Remaining terms ranged from 2020 to 2022 with a weighted-average maturity of 2.6 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.0 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2018 and 2017 were as follows:

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank Advances	$125,000	$250,000
Capital Lease Obligations	10,643	10,716
Total	$135,643	$260,716

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2018, FHLB advances totaled $125.0 million with a weighted-average interest rate of 1.93% and maturity dates ranging from 2019 to 2020. As of December 31, 2018, the Company had a remaining line of credit with the FHLB of $2.2 billion. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FHLB as of December 31, 2018 and 2017.

Capital lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 and are negotiable thereafter.

As of December 31, 2018, the Company had an undrawn line of credit with the FRB of $538.5 million. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FRB as of December 31, 2018 and 2017.

As of December 31, 2018, the annual maturities of the Company’s other debt, exclusive of capital lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2019	$50,000
2020	75,000
2021	—
2022	—
2023	—
Thereafter	—
Total	$125,000

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2018 and 2017:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2018
Shareholders’ Equity		$1,268,200	$1,195,132
Common Equity Tier 1 Capital		1,290,723	1,229,227
Tier 1 Capital		1,290,723	1,229,227
Total Capital		1,404,238	1,342,742
Common Equity Tier 1 Capital Ratio	6.5%	13.07%	12.46%
Tier 1 Capital Ratio	8.0%	13.07%	12.46%
Total Capital Ratio	10.0%	14.21%	13.61%
Tier 1 Leverage Ratio	5.0%	7.60%	7.24%

As of December 31, 2017
Shareholders’ Equity		$1,231,868	$1,161,037
Common Equity Tier 1 Capital		1,238,063	1,178,804
Tier 1 Capital		1,238,063	1,178,804
Total Capital		1,352,231	1,292,972
Common Equity Tier 1 Capital Ratio	6.5%	13.24%	12.62%
Tier 1 Capital Ratio	8.0%	13.24%	12.62%
Total Capital Ratio	10.0%	14.46%	13.85%
Tier 1 Leverage Ratio	5.0%	7.26%	6.92%

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

In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity) under the U.S. Basel III capital framework, to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers. When fully phased-in on January 1, 2019 the capital conservation buffer will be a minimum of 2.5% additional capital in addition to the minimum risk-based capital ratios. For 2018, the phase-in transition portion of that buffer was a minimum of 1.875%.

As of December 31, 2018, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank. There were no conditions or events since December 31, 2018 that management believes have changed the Company or the Bank’s capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2018, the Parent repurchased 1,079,397 shares of common stock under its share repurchase program at an average cost per share of $81.80 and total cost of $88.3 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2018, the Parent repurchased a total of 55.3 million shares of common stock at an average cost of $39.14 per share and total cost over $2.1 billion. From January 1, 2019 through February 15, 2019, the Parent repurchased an additional 298,500 shares of common stock at an average cost of $75.46 per share for a total of $22.5 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(11,051)	$(2,931)	$(8,120)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,164	569	1,595
Net Unrealized Gains (Losses) on Investment Securities	(8,887)	(2,362)	(6,525)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(4,468)	(1,184)	(3,284)
Amortization of Net Actuarial Losses (Gains)	1,835	460	1,375
Amortization of Prior Service Credit	(567)	(150)	(417)
Defined Benefit Plans, Net	(3,200)	(874)	(2,326)
Other Comprehensive Income (Loss)	$(12,087)	$(3,236)	$(8,851)

Year Ended December 31, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,263)	$(2,078)	$(3,185)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,982	783	1,199
Net Unrealized Gains (Losses) on Investment Securities	(3,281)	(1,295)	(1,986)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	884	349	535
Amortization of Net Actuarial Losses (Gains)	1,382	545	837
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	1,944	767	1,177
Other Comprehensive Income (Loss)	$(1,337)	$(528)	$(809)

Year Ended December 31, 2016
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(18,647)	$(7,358)	$(11,289)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,605	634	971
Net Unrealized Gains (Losses) on Investment Securities	(17,042)	(6,724)	(10,318)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(954)	(377)	(577)
Amortization of Net Actuarial Losses (Gains)	1,224	483	741
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	(52)	(21)	(31)
Other Comprehensive Income (Loss)	$(17,094)	$(6,745)	$(10,349)

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(8,120)	—	(3,284)	(11,404)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,595	958	2,553
Total Other Comprehensive Income (Loss)	(8,120)	1,595	(2,326)	(8,851)
Reclassification of the Income Tax Effects of the Tax Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)

Year Ended December 31, 2017
Balance at Beginning Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	(3,185)	—	535	(2,650)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,199	642	1,841
Total Other Comprehensive Income (Loss)	(3,185)	1,199	1,177	(809)
Balance at End of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)

Year Ended December 31, 2016
Balance at Beginning Period	$12,559	$(7,255)	$(28,861)	$(23,557)
Other Comprehensive Income (Loss) Before Reclassifications	(11,289)	—	(577)	(11,866)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	971	546	1,517
Total Other Comprehensive Income (Loss)	(11,289)	971	(31)	(10,349)
Balance at End of Period	$1,270	$(6,284)	$(28,892)	$(33,906)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(2,164)	$(1,982)	$(1,605)	Interest Income
	569	783	634	Provision for Income Tax
	(1,595)	(1,199)	(971)	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	567	322	322
Net Actuarial Losses [2]	(1,835)	(1,382)	(1,224)
	(1,268)	(1,060)	(902)	Total Before Tax
	310	418	356	Provision for Income Tax
	(958)	(642)	(546)	Net of Tax

Total Reclassifications for the Period	$(2,553)	$(1,841)	$(1,517)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2018, 2017, and 2016:

	Weighted Average Shares
	2018	2017	2016
Denominator for Basic Earnings Per Share	41,714,770	42,280,931	42,644,100
Dilutive Effect of Equity Based Awards	284,629	326,126	235,683
Denominator for Diluted Earnings Per Share	41,999,399	42,607,057	42,879,783

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	—

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

Selected business segment financial information as of and for the years ended December 31, 2018, 2017, and 2016 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2018
Net Interest Income	$264,459	$179,577	$41,222	$1,094	$486,352
Provision for Credit Losses	14,898	(760)	(61)	(652)	13,425
Net Interest Income After Provision for Credit Losses	249,561	180,337	41,283	1,746	472,927
Noninterest Income	79,004	23,733	55,338	10,848	168,923
Noninterest Expense	(211,761)	(81,344)	(65,847)	(12,672)	(371,624)
Income Before Provision for Income Taxes	116,804	122,726	30,774	(78)	270,226
Provision for Income Taxes	(29,172)	(28,496)	(8,113)	15,157	(50,624)
Net Income	$87,632	$94,230	$22,661	$15,079	$219,602
Total Assets as of December 31, 2018	$6,365,263	$3,958,523	$349,832	$6,470,356	$17,143,974

Year Ended December 31, 2017
Net Interest Income	$264,041	$171,038	$29,693	$(7,534)	$457,238
Provision for Credit Losses	14,008	(160)	(21)	3,073	16,900
Net Interest Income After Provision for Credit Losses	250,033	171,198	29,714	(10,607)	440,338
Noninterest Income	85,042	21,670	57,105	21,600	185,417
Noninterest Expense	(209,807)	(74,209)	(61,674)	(12,001)	(357,691)
Income Before Provision for Income Taxes	125,268	118,659	25,145	(1,008)	268,064
Provision for Income Taxes	(44,545)	(41,797)	(9,303)	12,253	(83,392)
Net Income	$80,723	$76,862	$15,842	$11,245	$184,672
Total Assets as of December 31, 2017	$5,936,568	$3,742,991	$336,455	$7,073,038	$17,089,052

Year Ended December 31, 2016
Net Interest Income	$242,967	$156,080	$24,714	$(6,182)	$417,579
Provision for Credit Losses	10,700	(7,322)	(23)	1,395	4,750
Net Interest Income After Provision for Credit Losses	232,267	163,402	24,737	(7,577)	412,829
Noninterest Income	91,824	26,967	57,396	21,156	197,343
Noninterest Expense	(208,389)	(70,405)	(59,782)	(12,002)	(350,578)
Income Before Provision for Income Taxes	115,702	119,964	22,351	1,577	259,594
Provision for Income Taxes	(41,067)	(42,667)	(8,270)	13,871	(78,133)
Net Income	$74,635	$77,297	$14,081	$15,448	$181,461
Total Assets as of December 31, 2016	$5,342,078	$3,565,912	$280,410	$7,303,967	$16,492,367

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $14.5 million, $13.5 million, and $12.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $3.6 million and $3.9 million as of December 31, 2018 and 2017, respectively.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012 with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008 are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008 who met certain age and/or years of service requirements are eligible for the Health Reimbursement Account (“HRA”) program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2018 and 2017, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2018 and 2017.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017
Benefit Obligation at Beginning of Year	$110,080	$107,593	$24,206	$24,308
Service Cost	—	—	457	453
Interest Cost	4,193	4,665	936	1,093
Plan Amendment [3]	—	—	—	(2,730)
Actuarial Losses (Gains)	(5,031)	6,828	(869)	2,052
Employer Benefits Paid [1]	(6,580)	(9,006)	(1,278)	(970)
Benefit Obligation at End of Year	$102,662	$110,080	$23,452	$24,206
Fair Value of Plan Assets at Beginning of Year	$96,908	$83,383	$—	$—
Actual Return on Plan Assets	(5,246)	12,047	—	—
Employer Contributions	471	10,484	1,278	970
Employer Benefits Paid [1]	(6,580)	(9,006)	(1,278)	(970)
Fair Value of Plan Assets at End of Year	$85,553	$96,908	$—	$—
Funded Status at End of Year [2]	$(17,109)	$(13,172)	$(23,452)	$(24,206)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

[3]	For certain retirees, medical premiums were changed to a full retiree rate instead of a blended rate.

The changes in actuarial losses and (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2018 and 2017.  For the year ended December 31, 2018, the change in discount rate resulted in a $5.4 million reduction to the Company’s Pension Plans liability and a $1.6 million reduction to the Company’s postretirement benefit plan liability.  For the year ended December 31, 2017, the change in discount rate resulted in a $6.0 million increase to the Company’s Pension Plans liability and a $1.8 million increase to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2018 and 2017.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(42,127)	$(32,730)	$4,261	$3,143
Net Prior Service Credit	—	—	1,856	1,872
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(42,127)	$(32,730)	$6,117	$5,015

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2018, 2017, and 2016.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2018	2017	2016	2018	2017	2016
Service Cost	$—	$—	$—	$457	$453	$513
Interest Cost	4,193	4,665	4,882	936	1,093	1,134
Expected Return on Plan Assets	(5,122)	(5,011)	(5,121)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(567)	(322)	(322)
Net Actuarial Losses (Gains) [1]	2,099	1,817	1,617	(264)	(435)	(393)
Net Periodic Benefit Cost	$1,170	$1,471	$1,378	$562	$789	$932

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2018 and 2017 for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Weighted Average Assumptions as of December 31:
Discount Rate	4.41%	3.90%	4.48%	3.96%
Health Care Cost Trend Rate Assumed For Next Year	—	—	6.00%	6.30%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2036.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted Average Assumptions as of December 31:
Discount Rate	3.90%	4.45%	4.70%	3.96%	4.57%	4.74%
Expected Long-Term Rate of Return on Plan Assets	5.75%	5.75%	6.00%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.30%	6.50%	6.70%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.5 million to the Pension Plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2019.

As of December 31, 2018, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2019	$6,918	$886
2020	7,020	943
2021	7,163	1,020
2022	7,189	1,137
2023	7,195	1,231
Years 2024-2028	35,466	7,982

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

The fair values of the Retirement Plan assets as of December 31, 2018 and 2017 by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2018	Total as of Dec. 31, 2017
Cash	$726	$—	$—	$726	$2,156
Equity Securities – Mutual Funds:
Large-Cap	1,593	—	—	1,593	1,748
Mixed-Cap	25,298	—	—	25,298	29,459
International	21,621	—	—	21,621	24,539
Emerging Market	2,150	—	—	2,150	2,305
Fixed Income Securities – Mutual Funds	34,165	—	—	34,165	36,701
Total	$85,553	$—	$—	$85,553	$96,908

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

As of December 31, 2018, total shares authorized under the plans were 2.1 million shares, of which 1.8 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2018, 2017, and 2016, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2018	2017	2016
Compensation Expense	$8,146	$7,369	$6,787
Income Tax Benefit	2,160	2,910	2,680

Restricted Stock

As of December 31, 2018, unrecognized compensation expense related to unvested restricted stock was $10.6 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.84 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2015	268,813	$55.92
Granted	121,495	64.40
Vested	(105,891)	53.46	$5,661
Forfeited	(13,894)	58.14
Unvested as of December 31, 2016	270,523	$60.58
Granted	124,460	84.53
Vested	(52,822)	60.06	$4,493
Forfeited	(22,058)	69.46
Unvested as of December 31, 2017	320,103	$69.36
Granted	120,173	83.87
Vested	(110,231)	59.41	$9,081
Forfeited	(15,558)	73.82
Unvested as of December 31, 2018 [1]	314,487	$78.17

1 As of December 31, 2018, 38,560 shares were unvested from service-based grants.

Restricted Stock Units

There were no RSUs granted during 2018 and 2017. During 2016, the Company granted RSUs payable solely in cash. The RSUs vest over periods ranging from three to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. Total recognized compensation expense related to the RSUs was $0.6 million, $3.4 million, and $5.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2015	135,505	$55.86
Granted	58,541	63.92
Vested	(31,660)	55.17	$1,897
Forfeited	(7,554)	56.08
Balance as of December 31, 2016	154,832	$59.04
Vested	(29,281)	58.74	$2,516
Forfeited	(9,062)	60.17
Balance as of December 31, 2017	116,489	$60.22
Vested	(62,252)	57.00	$5,127
Forfeited	(2,173)	63.92
Balance as of December 31, 2018	52,064	$63.92

Stock Options

There were no stock options granted for the years ended December 31, 2018, 2017, and 2016. All stock options granted were fully vested prior to December 31, 2016. The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2018	303,552	$45.26
Exercised	(39,664)	45.16
Stock Options Outstanding as of December 31, 2018	263,888	45.27	3.0	$5,818
Stock Options Vested and Exercisable as of December 31, 2018	263,888	45.27	3.0	5,818

The following summarizes certain stock option activity of the Company for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	2018	2017	2016
Intrinsic Value of Stock Options Exercised	$1,634	$5,991	$1,990
Cash Received from Stock Options Exercised	1,791	7,502	3,546
Tax Benefits Realized from Stock Options Exercised	240	2,003	384

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2018, 2017, and 2016 were as follows:

(dollars in thousands)	2018	2017	2016
Current:
Federal	$45,464	$73,176	$69,061
State	11,434	6,039	1,885
Total Current	56,898	79,215	70,946
Deferred:
Federal	(2,172)	5,042	6,947
State	(4,102)	(865)	240
Total Deferred	(6,274)	4,177	7,187
Provision for Income Taxes	$50,624	$83,392	$78,133

The tax effects of fair value adjustments on available-for-sale investment securities, the amortization of unrealized gains and losses related to investment securities transferred to held-to-maturity, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity. The Company elected to adopt ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which requires the Company to record excess tax benefits related to stock options as a reduction of the provision for income taxes, whereas they were previously recognized in equity. The net tax benefit recorded directly to consolidated shareholders’ equity was $3.2 million, $0.5 million, and $7.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2018 and 2017, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2018	2017
Deferred Tax Liabilities:
Accelerated Depreciation	$(2,864)	$—
Accrued Pension Cost	(11,270)	(11,245)
Federal Home Loan Bank Stock	(3,416)	(3,408)
Lease Transactions	(53,230)	(57,458)
Energy Tax Credits	(5,274)	(8,821)
Investment in Variable Interest Entities	(3,769)	(3,407)
Deferred Loan Fees	(6,688)	(6,903)
Originated Mortgage Servicing Rights	(6,548)	(6,646)
Other	(1,420)	(1,883)
Gross Deferred Tax Liabilities	(94,479)	(99,771)
Deferred Tax Assets:
Accelerated Depreciation	—	1,844
Allowance for Loan Losses	30,045	30,148
Minimum Pension Liability	12,989	12,114
Accrued Expenses	14,805	9,937
Postretirement Benefit Obligations	8,396	8,595
Capital Lease Expenses	2,172	2,168
Restricted Stock	5,178	6,223
Net Unrealized Losses on Investments Securities	5,421	3,059
Deductible State and Local Taxes	3,242	2,461
Other	4,244	5,183
Gross Deferred Tax Assets Before Valuation Allowance	86,492	81,732
Valuation Allowance	(1,102)	(955)
Gross Deferred Tax Assets After Valuation Allowance	85,390	80,777
Net Deferred Tax Liabilities	$(9,089)	$(18,994)

Accounting Standards Codification (ASC) 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Since the Tax Cuts and Jobs Act was enacted on December, 22 2017, the Company revalued and adjusted its deferred taxes by recording an additional $3.6 million tax expense in December 2017. The Company’s deferred tax balances as of December 31, 2017 and December 31, 2018 are based on the 21% federal tax rate which is expected to be in effect during the periods in which the temporary differences reverse.

Both positive and negative evidence was considered by management in determining the need for a valuation allowance. Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks of capital losses are allowed. Positive evidence included capital gains in the carryback years. After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate. Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not these assets will be realized through future reversals of existing taxable temporary difference and future taxable income exclusive of reversing temporary differences. The Tax Act prohibits the carryback of net operating losses (NOLs) generated in tax year ending after December 31, 2017. This eliminated consideration of taxable income in prior carryback years as an income source for prospective NOLs.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2018, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Statutory Federal Income Tax Rate	21.00%	35.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.29	1.50	0.60
Tax Reserve Adjustments	0.21	0.09	(0.18)
Low-Income Housing Investments	0.22	(1.18)	(0.69)
Investment Tax Credits	(1.04)	(1.03)	(0.85)
Bank-Owned Life Insurance	(0.55)	(0.85)	(0.88)
Tax-Exempt Income	(1.29)	(2.57)	(2.71)
Excess Tax Benefits - Stock Compensation	(0.34)	(0.83)	—
Leveraged Lease	(0.83)	(0.03)	(0.13)
Tax Reform Effects	(0.75)	1.25	—
Other	(0.19)	(0.24)	(0.06)
Effective Tax Rate	18.73%	31.11%	30.10%

The Tax Cuts and Jobs Act changed the corporate tax rate from 35% to 21%, effective January 1, 2018.  The impact on deferred tax assets and liabilities was recognized as an additional income tax expense of $3.6 million in the fourth quarter of 2017, when the act was signed into law.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	2018	2017	2016
Unrecognized Tax Benefits at Beginning of Year	$5,292	$6,574	$11,602
Gross Increases, Related to Tax Positions Taken in a Prior Period	157	273	145
Gross Decreases, Related to Tax Positions Taken in a Prior Period	—	—	(230)
Gross Increases, Related to Current Period Tax Positions	885	1,124	395
Settlement with Taxing Authority	—	—	(1,002)
Lapse of Statute of Limitations	(793)	(2,679)	(4,336)
Unrecognized Tax Benefits at End of Year	$5,541	$5,292	$6,574

As of December 31, 2018 and 2017, $5.5 million and $5.3 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2018.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2018, 2017, and 2016, the Company recorded a net tax benefit of less than $0.1 million, $0.1 million, and $1.1 million, respectively, for interest and penalties. As of December 31, 2018 and 2017, the Company had accrued $0.9 million, respectively, for the payment of possible interest and penalties.

The federal tax returns for 2015 through 2017 remain subject to examination. The company is currently under audit for tax year 2016. The Company's State of Hawaii income tax returns for 2015 through 2017 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$33,133	$871	$35,422	$789
Forward Commitments	34,102	(352)	45,143	(56)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	505,034	(2,537)	374,670	(1,331)
Pay Fixed/Receive Variable Swaps	505,034	6,082	374,670	1,436
Foreign Exchange Contracts	55,663	793	54,332	(13)
Conversion Rate Swap Agreement	80,746	—	70,571	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$877	$6	$789	$—
Forward Commitments	4	356	14	70
Interest Rate Swap Agreements	12,915	9,370	9,583	9,478
Foreign Exchange Contracts	808	15	132	145
Total	$14,604	$9,747	$10,518	$9,693
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2018	2017	2016
Interest Rate Lock Commitments	Mortgage Banking	$3,534	$5,643	$7,834
Forward Commitments	Mortgage Banking	821	(1,275)	1,741
Interest Rate Swap Agreements	Other Noninterest Income	1,835	698	2,987
Foreign Exchange Contracts	Other Noninterest Income	3,163	3,296	2,962
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(1,000)	—	—
Total		$8,353	$8,362	$15,524

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

As of December 31, 2018 and 2017, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively results in any derivative cleared through the clearinghouses to have a fair value that approximates zero on a daily basis. During the second quarter of 2017, the Company executed its first swap agreements cleared through the clearinghouses. As of December 31, 2018, the application of the rule change reduced the swap agreement liability by $3.9 million, as reflected in the table above. Going forward, the Company expects most of the swap agreements executed with third party financial institutions will be required to be cleared through the clearinghouses. The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers. The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.   In June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018 which represents the amount paid to the buyers of the Visa Class B shares in July 2018. As of December 31, 2018, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $73.7 million and $71.7 million as of December 31, 2018 and 2017, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$5,506
2020	8,350
2021	61
2022	121
2023	42
Thereafter	1,118
Total Unfunded Commitments	$15,198

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2018, 2017, and 2016.

(dollars in thousands)	2018	2017	2016
Effective Yield Method
Tax credits and other tax benefits recognized	$13,572	$13,569	$13,996
Amortization Expense in Provision for Income Taxes	8,311	8,373	7,886

Proportional Amortization Method
Tax credits and other tax benefits recognized	$1,641	$1,040	$—
Amortization Expense in Provision for Income Taxes	1,332	800	—

There were no impairment losses related to LIHTC investments for the years ended December 31, 2018, 2017, and 2016. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to provision for income tax.

Note 19. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net liability positions with its financial institution counterparties totaling $0.3 million and $3.2 million as of December 31, 2018 and 2017, respectively. See Note 17 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2018 and 2017, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,442	$117,021	$315,463
Debt Securities Issued by States and Political Subdivisions	1,906	1,590	—	—	3,496
Mortgage-Backed Securities:
Residential - Government Agencies	800	—	26,558	70,341	97,699
Residential - U.S. Government-Sponsored Enterprises	—	—	—	87,638	87,638
Total	$2,706	$1,590	$225,000	$275,000	$504,296

December 31, 2017
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$110,392	$202,484	$312,876
Debt Securities Issued by States and Political Subdivisions	1,200	2,590	—	—	3,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,503	—	18,793	80,960	101,256
Residential - U.S. Government-Sponsored Enterprises	—	—	20,815	66,556	87,371
Total	$2,703	$2,590	$150,000	$350,000	$505,293

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2018 and 2017. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$7,572	$—	$7,572	$1,490	$—	$6,082

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,490	—	1,490	1,490	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,296	—	4,296	—	4,296	—
Total Repurchase Agreements	$504,296	$—	$504,296	$—	$504,296	$—

December 31, 2017
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5,453	$—	$5,453	$4,017	$—	$1,436

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	4,017	—	4,017	4,017	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	5,293	—	5,293	—	5,293	—
Total Repurchase Agreements	$505,293	$—	$505,293	$—	$505,293	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, the fair value of investment securities pledged was less than $0.1 million and $3.5 million as of December 31, 2018 and 2017, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $526.7 million and $563.3 million as of December 31, 2018 and 2017, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $6.8 million and $6.9 million as of December 31, 2018 and 2017, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2018 were as follows:

(dollars in thousands)	December 31, 2018
Unfunded Commitments to Extend Credit	$2,646,085
Standby Letters of Credit	62,344
Commercial Letters of Credit	9,411
Total	$2,717,840

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $38.9 million secured certain specifically identified standby letters of credit as of December 31, 2018. As of December 31, 2018, the standby and commercial letters of credit had remaining terms ranging from 1 to 14 months.

Lease Commitments

A portion of the Company’s headquarters’ building is leased with a lease term through 2052. The Company leases certain other branch premises and equipment with lease terms extending through 2048. Most of the leases for premises provide for a base rent over a specified period with renewal options thereafter. Portions of certain properties are subleased for periods expiring in various years through 2033. Lease terms generally specify that the Company is to pay for taxes, maintenance, and other operating costs. Rental expense for all operating leases for the years ended December 31, 2018, 2017, and 2016 were as follows:

(dollars in thousands)	2018	2017	2016
Minimum Rentals	$19,326	$18,331	$18,377
Sublease Rental Income	(7,674)	(7,056)	(6,551)
Total	$11,652	$11,275	$11,826

Future minimum payments for capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2018:

(dollars in thousands)	Capital Leases	Operating Leases
2019	$825	$12,455
2020	825	11,266
2021	825	11,025
2022	825	10,416
2023	825	9,482
Thereafter	23,930	104,877
Total Future Minimum Lease Payments	28,055	$159,521
Amounts Representing Interest	(17,412)
Present Value of Net Future Minimum Lease Payments	$10,643

Minimum future rental income receivable under non-cancelable subleases was $12.7 million as of December 31, 2018.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the “Agreements”), which provide that the Company along with other member banks of Visa, will share, based on its proportionate interest in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2018, management believes that the Company’s indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 Investment Securities and Note 17 Derivative Financial Instruments for more information.

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

These lawsuits are similar to lawsuits filed against other financial institutions pertaining to available balance overdraft fee disclosures and continuing negative balance overdraft fees. Because of the many questions of fact and law that may arise in the future, the outcome of these legal proceedings are uncertain at this point. This is because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, the applicable time period at issue, as well as an assessment of the appropriate measure of damages if we were to be found liable. Management disputes any wrongdoing and the cases are being vigorously defended.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Fannie Mae. The Company also pools FHA insured and VA guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2018, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2018, the Company repurchased seven residential mortgage loans with an aggregate unpaid principal balance totaling $1.9 million as a result of the representation and warranty provisions contained in these contracts. The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases. As of December 31, 2018, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2018, the Company had no repurchase requests related to loan servicing activities. As of December 31, 2018, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2018, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2018, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to a second source.  The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, based on these reviews, the Company will challenge the quoted prices provided by the Company’s third-party pricing service.  The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis. Generally, we do not adjust the price from the third-party service provider. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service.  The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2018 and 2017, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$972	$391,429	$—	$392,401
Debt Securities Issued by States and Political Subdivisions	—	563,996	—	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	56	—	56
Debt Securities Issued by Corporations	—	223,140	—	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	190,442	—	190,442
Residential - U.S. Government-Sponsored Enterprises	—	578,527	—	578,527
Commercial - Government Agencies	—	59,380	—	59,380
Total Mortgage-Backed Securities	—	828,349	—	828,349
Total Investment Securities Available-for-Sale	972	2,006,970	—	2,007,942
Loans Held for Sale	—	10,987	—	10,987
Mortgage Servicing Rights	—	—	1,290	1,290
Other Assets	31,871	—	—	31,871
Derivatives [1]	—	812	13,792	14,604
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018	$32,843	$2,018,769	$15,082	$2,066,694

Liabilities:
Derivatives [1]	$—	$371	$9,376	$9,747
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018	$—	$371	$9,376	$9,747

December 31, 2017
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$538	$425,392	$—	$425,930
Debt Securities Issued by States and Political Subdivisions	—	627,019	—	627,019
Debt Securities Issued by Corporations	—	266,111	—	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	—	235,360	—	235,360
Residential - U.S. Government-Sponsored Enterprises	—	609,812	—	609,812
Commercial - Government Agencies	—	68,747	—	68,747
Total Mortgage-Backed Securities	—	913,919	—	913,919
Total Investment Securities Available-for-Sale	538	2,232,441	—	2,232,979
Loans Held for Sale	—	19,231	—	19,231
Mortgage Servicing Rights	—	—	1,454	1,454
Other Assets	29,230	—	—	29,230
Derivatives [1]	—	146	10,372	10,518
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017	$29,768	$2,251,818	$11,826	$2,293,412

Liabilities:
Derivatives [1]	$—	$215	$9,478	$9,693
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017	$—	$215	$9,478	$9,693
1     The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(164)	3,534
Transfers to Loans Held for Sale	—	(3,451)
Variation Margin Payments	—	3,439
Balance as of December 31, 2018	$1,290	$4,416
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2018	$—	$4,416

Year Ended December 31, 2017
Balance as of January 1, 2017	$1,655	$1,053
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(201)	5,648
Transfers to Loans Held for Sale	—	(5,921)
Variation Margin Payments	$—	$114
Balance as of December 31, 2017	$1,454	$894
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2017	$—	$894

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2018	2017	2018	2017
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	7.01%	8.50%	$30,508	$28,170
		Discount Rate [2]	9.59%	8.87%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	89.00%	93.25%	$871	$789
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.06%	0.10%	$3,545	$105
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

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close.  Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate.  Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will increase the gain or loss.  The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company for reasonableness.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the years ended December 31, 2018 and 2017, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2018 and 2017.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2018
Loans Held for Sale	$10,987	$10,656	$331

December 31, 2017
Loans Held for Sale	$19,231	$18,854	$377

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the years ended December 31, 2018 and 2017, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2018 and 2017. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,482,092	$3,413,994	$352,216	$3,061,778	$—
Loans [1]	10,084,527	10,008,417	—	—	10,008,417

Financial Instruments – Liabilities
Time Deposits	1,745,522	1,734,447	—	1,734,447	—
Securities Sold Under Agreements to Repurchase	504,296	504,288	—	504,288	—
Other Debt [2]	125,000	124,559	—	124,559	—

December 31, 2017
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,928,170	$3,894,121	$373,640	$3,520,481	$—
Loans [1]	9,436,506	9,519,369	—	—	9,519,369

Financial Instruments – Liabilities
Time Deposits	1,688,092	1,679,684	—	1,679,684	—
Securities Sold Under Agreements to Repurchase	505,293	505,278	—	505,278	—
Other Debt [2]	250,000	248,520	—	248,520	—

[1]
Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

[2]	Excludes capitalized lease obligations.

Note 22. Revenue Recognition

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in the scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$43,877	$45,430	$46,203
Service Charges on Deposit Accounts	13,165	15,191	15,498
Fees, Exchange, and Other Service Charges	46,350	44,560	44,021
Annuity and Insurance	5,615	6,444	6,473
Other	9,652	8,966	8,795
Noninterest Income (in-scope of Topic 606)	118,659	120,591	120,990
Noninterest Income (out-of-scope of Topic 606)	50,264	64,826	76,353
Total Noninterest Income	$168,923	$185,417	$197,343

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

Note 23.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Income
Dividends from Bank of Hawaii	$185,000	$130,000	$120,000
Investment Securities Gains (Losses), Net	(819)	12,027	(340)
Other Income	198	204	279
Total Income	184,379	142,231	119,939
Noninterest Expense
Intercompany Salaries and Services	734	720	705
Other Expenses	1,701	1,401	1,392
Total Noninterest Expense	2,435	2,121	2,097
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	181,944	140,110	117,842
Income Tax Benefit (Expense)	2,229	(3,557)	2,137
Equity in Undistributed Income of Subsidiaries	35,429	48,119	61,482
Net Income	$219,602	$184,672	$181,461
Comprehensive Income	$210,751	$183,863	$171,112

Condensed Statements of Condition

(dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash with Bank of Hawaii	$52,731	$49,669
Investment Securities Held-to-Maturity	4,999	4,986
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	1,520	2,567
Other Assets	8,468	8,233
Equity in Net Assets of Subsidiaries	1,195,132	1,161,037
Total Assets	$1,276,979	$1,240,621

Liabilities
Income Taxes Payable	$60	$517
Other Liabilities	8,719	8,236
Total Liabilities	8,779	8,753
Shareholders' Equity	1,268,200	1,231,868
Total Liabilities and Shareholders' Equity	$1,276,979	$1,240,621

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Operating Activities
Net Income	$219,602	$184,672	$181,461
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	630	573	558
Net (Gains) Losses on Sales of Investment Securities	819	(12,027)	340
Equity in Undistributed Income of Subsidiaries	(35,429)	(48,119)	(61,482)
Net Change in Other Assets and Other Liabilities	870	(6,477)	1,508
Net Cash Provided by Operating Activities	186,492	118,622	122,385

Investing Activities
Capital Distribution from BOHC Investment Fund LLC	—	613	—
Capital Contributions to the Bank	—	(12,467)	—
Proceeds from (Expenses related to) Sales of Investment Securities	(819)	12,027	(340)
Net Cash Provided by (Used in) Investing Activities	(819)	173	(340)

Financing Activities
Proceeds from Issuance of Common Stock	7,873	13,101	9,079
Repurchase of Common Stock	(91,988)	(47,076)	(61,807)
Cash Dividends Paid	(98,496)	(87,066)	(81,157)
Net Cash Used in Financing Activities	(182,611)	(121,041)	(133,885)

Net Change in Cash and Cash Equivalents	3,062	(2,246)	(11,840)
Cash and Cash Equivalents at Beginning of Period	49,669	51,915	63,755
Cash and Cash Equivalents at End of Period	$52,731	$49,669	$51,915

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
March 1, 2019

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2019 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Condition – December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017, and 2016

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

3.3	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to the April 30, 2008 8-K).
3.4	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on November 19, 2013).
3.5	Amended and Restated By-Laws of Bank of Hawaii Corporation (incorporated by reference from Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on October 24, 2018).
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
10.10
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11
Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24
Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incor2222porated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)*

10.30
Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.31
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 27, 2017).*

10.32
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

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

Date:	March 1, 2019	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 1, 2019

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ Clinton R. Churchill	/s/ Robert Huret
Clinton R. Churchill, Director	Robert Huret, Director
/s/ Kent T. Lucien	/s/ Alicia E. Moy
Kent T. Lucien, Director and Chief Strategy Officer	Alicia E. Moy, Director
/s/ Victor K. Nichols	/s/ Barbara J. Tanabe
Victor K. Nichols, Director	Barbara J. Tanabe, Director
/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director
/s/ Dean Y. Shigemura	/s/ Brent T. Flygar
Dean Y. Shigemura, Chief Financial Officer	Brent T. Flygar, Principal Accounting Officer