Form 10-Q
period 2019-03-31
BANK OF HAWAII CORP
filed 2019-04-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
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
Yes ☐  No ☒

As of April 16, 2019, there were 40,988,012 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2019	2018
Interest Income
Interest and Fees on Loans and Leases	$108,511	$97,634
Income on Investment Securities
Available-for-Sale	13,432	12,141
Held-to-Maturity	21,921	21,296
Deposits	15	18
Funds Sold	1,444	757
Other	319	300
Total Interest Income	145,642	132,146
Interest Expense
Deposits	15,284	7,581
Securities Sold Under Agreements to Repurchase	4,571	4,564
Funds Purchased	157	53
Short-Term Borrowings	36	16
Other Debt	757	976
Total Interest Expense	20,805	13,190
Net Interest Income	124,837	118,956
Provision for Credit Losses	3,000	4,125
Net Interest Income After Provision for Credit Losses	121,837	114,831
Noninterest Income
Trust and Asset Management	10,761	11,181
Mortgage Banking	2,287	2,145
Service Charges on Deposit Accounts	7,364	7,129
Fees, Exchange, and Other Service Charges	14,208	14,333
Investment Securities Gains (Losses), Net	(835)	(666)
Annuity and Insurance	2,578	1,206
Bank-Owned Life Insurance	1,710	1,842
Other	5,606	6,865
Total Noninterest Income	43,679	44,035
Noninterest Expense
Salaries and Benefits	56,586	54,422
Net Occupancy	7,594	8,534
Net Equipment	6,833	5,527
Data Processing	4,526	3,891
Professional Fees	2,453	2,773
FDIC Insurance	1,269	2,157
Other	13,796	17,080
Total Noninterest Expense	93,057	94,384
Income Before Provision for Income Taxes	72,459	64,482
Provision for Income Taxes	13,660	10,442
Net Income	$58,799	$54,040
Basic Earnings Per Share	$1.44	$1.29
Diluted Earnings Per Share	$1.43	$1.28
Dividends Declared Per Share	$0.62	$0.52
Basic Weighted Average Shares	40,938,318	42,038,573
Diluted Weighted Average Shares	41,213,453	42,358,425

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net Income	$58,799	$54,040
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	6,919	(9,121)
Defined Benefit Plans	246	216
Total Other Comprehensive Income (Loss)	7,165	(8,905)
Comprehensive Income	$65,964	$45,135

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Interest-Bearing Deposits in Other Banks	$3,550	$3,028
Funds Sold	243,867	198,860
Investment Securities
Available-for-Sale	1,859,256	2,007,942
Held-to-Maturity (Fair Value of $3,637,496 and $3,413,994)	3,668,811	3,482,092
Loans Held for Sale	17,909	10,987
Loans and Leases	10,548,609	10,448,774
Allowance for Loan and Lease Losses	(106,023)	(106,693)
Net Loans and Leases	10,442,586	10,342,081
Total Earning Assets	16,235,979	16,044,990
Cash and Due From Banks	293,871	324,081
Premises and Equipment, Net	159,344	151,837
Operating Lease Right-of-Use Assets	104,166	—
Accrued Interest Receivable	52,820	51,230
Foreclosed Real Estate	3,225	1,356
Mortgage Servicing Rights	24,149	24,310
Goodwill	31,517	31,517
Bank-Owned Life Insurance	285,155	283,771
Other Assets	256,187	230,882
Total Assets	$17,446,413	$17,143,974

Liabilities
Deposits
Noninterest-Bearing Demand	$4,595,915	$4,739,596
Interest-Bearing Demand	2,961,444	3,002,925
Savings	5,946,881	5,539,199
Time	1,763,070	1,745,522
Total Deposits	15,267,310	15,027,242
Short-Term Borrowings	—	199
Securities Sold Under Agreements to Repurchase	504,299	504,296
Other Debt	110,624	135,643
Operating Lease Liabilities	111,230	—
Retirement Benefits Payable	40,343	40,494
Accrued Interest Payable	8,474	8,253
Taxes Payable and Deferred Taxes	29,935	19,736
Other Liabilities	104,508	139,911
Total Liabilities	16,176,723	15,875,774
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2019 - 58,166,535 / 41,078,688 and December 31, 2018 - 58,063,689 / 41,499,898)	578	577
Capital Surplus	574,594	571,704
Accumulated Other Comprehensive Loss	(43,878)	(51,043)
Retained Earnings	1,674,264	1,641,314
Treasury Stock, at Cost (Shares: March 31, 2019 - 17,087,847 and December 31, 2018 - 16,563,791)	(935,868)	(894,352)
Total Shareholders’ Equity	1,269,690	1,268,200
Total Liabilities and Shareholders’ Equity	$17,446,413	$17,143,974
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Income	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690

Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	54,040	—	54,040
Other Comprehensive Loss	—	—	—	(8,905)	—	—	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	1,867	—	—	—	1,867
Common Stock Issued under Purchase and Equity Compensation Plans	121,299	1	570	—	252	1,128	1,951
Common Stock Repurchased	(208,328)	—	—	—	—	(17,541)	(17,541)
Cash Dividends Declared ($0.52 per share)	—	—	—	—	(22,087)	—	(22,087)
Balance as of March 31, 2018	42,314,414	$577	$563,598	$(51,097)	$1,551,900	$(823,785)	$1,241,193
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Operating Activities
Net Income	$58,799	$54,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,000	4,125
Depreciation and Amortization	3,996	3,339
Amortization of Deferred Loan and Lease Fees	(381)	(151)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	5,290	8,966
Amortization of Operating Lease Right-of-Use Assets	3,185	—
Share-Based Compensation	2,274	1,867
Benefit Plan Contributions	(372)	(375)
Deferred Income Taxes	(2,363)	(138)
Gains on Sale of Premises and Equipment	(558)	—
Net Gains on Sales of Loans and Leases	(1,065)	(573)
Net Losses (Gains) on Sales of Investment Securities	835	666
Proceeds from Sales of Loans Held for Sale	56,453	66,003
Originations of Loans Held for Sale	(63,014)	(70,290)
Net Tax Benefits from Share-Based Compensation	530	767
Net Change in Other Assets and Other Liabilities	(49,491)	6,632
Net Cash Provided by Operating Activities	17,118	74,878

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	495,824	89,399
Purchases	(341,234)	(59,160)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	177,841	195,199
Purchases	(367,178)	(59,598)
Net Change in Loans and Leases	(104,120)	(124,225)
Purchases of Premises and Equipment	(11,583)	(9,614)
Proceeds from Sale of Premises and Equipment	639	—
Net Cash Provided by (Used in) Investing Activities	(149,811)	32,001

Financing Activities
Net Change in Deposits	240,068	73,165
Net Change in Short-Term Borrowings	(196)	—
Repayments of Long-Term Debt	(25,019)	(25,000)
Proceeds from Issuance of Common Stock	1,994	1,959
Repurchase of Common Stock	(43,189)	(17,541)
Cash Dividends Paid	(25,646)	(22,087)
Net Cash Provided by Financing Activities	148,012	10,496

Net Change in Cash and Cash Equivalents	15,319	117,375
Cash and Cash Equivalents at Beginning of Period	525,969	447,851
Cash and Cash Equivalents at End of Period	$541,288	$565,226
Supplemental Information
Cash Paid for Interest	$20,583	$11,908
Cash Paid for Income Taxes	2,764	961
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	106,514	—
Initial Recognition of Operating Lease Liabilities	113,394	—
Transfer from Loans to Foreclosed Real Estate	1,869	1,728

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

The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period information has been reclassified to conform to the current period presentation. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Variable Interest Entities

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the variable interest entity (“VIE”). The primary beneficiary is defined as the enterprise that has both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

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

Unfunded commitments to fund these low-income housing partnerships were $13.2 million and $15.2 million as of March 31, 2019 and December 31, 2018, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $82.4 million and $85.9 million as of March 31, 2019 and December 31, 2018, respectively, and is included in other assets in the consolidated statements of condition.

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 16 Leases for more information.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not currently utilize hedge accounting. As such, ASU No. 2017-12 did not impact the Company’s Consolidated Financial Statements.

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

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL approach will not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and the Company is planning to adopt the standard in the first quarter of 2020. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team has been working with an advisory consultant and is finalizing the methodologies that will be utilized, which will be followed by developing and documenting processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Interest-Bearing Deposits in Other Banks	$3,550	$3,028
Funds Sold	243,867	198,860
Cash and Due From Banks	293,871	324,081
Total Cash and Cash Equivalents	$541,288	$525,969

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$365,787	$450	$(2,515)	$363,722
Debt Securities Issued by States and Political Subdivisions	173,002	3,738	(11)	176,729
Debt Securities Issued by U.S. Government-Sponsored Enterprises	189	1	—	190
Debt Securities Issued by Corporations	224,998	59	(1,074)	223,983
Mortgage-Backed Securities:
Residential - Government Agencies	396,578	3,582	(1,196)	398,964
Residential - U.S. Government-Sponsored Enterprises	560,506	3,328	(8,591)	555,243
Commercial - Government Agencies	143,396	982	(3,953)	140,425
Total Mortgage-Backed Securities	1,100,480	7,892	(13,740)	1,094,632
Total	$1,864,456	$12,140	$(17,340)	$1,859,256
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,298	$645	$(603)	$353,340
Debt Securities Issued by States and Political Subdivisions	233,609	7,287	—	240,896
Debt Securities Issued by Corporations	93,393	17	(1,306)	92,104
Mortgage-Backed Securities:
Residential - Government Agencies	1,803,146	6,771	(32,071)	1,777,846
Residential - U.S. Government-Sponsored Enterprises	1,010,892	4,599	(11,013)	1,004,478
Commercial - Government Agencies	174,473	336	(5,977)	168,832
Total Mortgage-Backed Securities	2,988,511	11,706	(49,061)	2,951,156
Total	$3,668,811	$19,655	$(50,970)	$3,637,496

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2019.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$127,598	$127,372
Due After One Year Through Five Years	182,056	182,631
Due After Five Years Through Ten Years	66,783	68,353
Due After Ten Years	22,747	23,538
	399,184	401,894

Debt Securities Issued by Government Agencies	364,792	362,730
Mortgage-Backed Securities:
Residential - Government Agencies	396,578	398,964
Residential - U.S. Government-Sponsored Enterprises	560,506	555,243
Commercial - Government Agencies	143,396	140,425
Total Mortgage-Backed Securities	1,100,480	1,094,632
Total	$1,864,456	$1,859,256

Held-to-Maturity:
Due in One Year or Less	$179,808	$179,302
Due After One Year Through Five Years	311,027	314,416
Due After Five Years Through Ten Years	181,768	184,499
Due After Ten Years	7,697	8,123
	680,300	686,340
Mortgage-Backed Securities:
Residential - Government Agencies	1,803,146	1,777,846
Residential - U.S. Government-Sponsored Enterprises	1,010,892	1,004,478
Commercial - Government Agencies	174,473	168,832
Total Mortgage-Backed Securities	2,988,511	2,951,156
Total	$3,668,811	$3,637,496

Investment securities with carrying values of $2.2 billion and $2.3 billion as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Gross Gains on Sales of Investment Securities	$2,030	$—
Gross Losses on Sales of Investment Securities	(2,865)	(666)
Net Gains (Losses) on Sales of Investment Securities	$(835)	$(666)

The gross losses on sales of investment securities during the three months ended March 31, 2019 included losses on sales of municipal debt securities and mortgage-backed securities as part of a portfolio repositioning. In addition, fees paid to the counterparties of our prior Visa Class B share sale transactions which are expensed as incurred also contributed to the losses during the three months ended March 31, 2019 and March 31, 2018.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$19,783	$(80)	$290,176	$(2,435)	$309,959	$(2,515)
Debt Securities Issued by States and Political Subdivisions	—	—	7,314	(11)	7,314	(11)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	75	—	—	—	75	—
Debt Securities Issued by Corporations	—	—	163,923	(1,074)	163,923	(1,074)
Mortgage-Backed Securities:
Residential - Government Agencies	119,098	(354)	17,720	(842)	136,818	(1,196)
Residential - U.S. Government-Sponsored Enterprises	13,444	(29)	403,072	(8,562)	416,516	(8,591)
Commercial - Government Agencies	—	—	58,643	(3,953)	58,643	(3,953)
Total Mortgage-Backed Securities	132,542	(383)	479,435	(13,357)	611,977	(13,740)
Total	$152,400	$(463)	$940,848	$(16,877)	$1,093,248	$(17,340)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$129,299	$(603)	$129,299	$(603)
Debt Securities Issued by Corporations	—	—	72,951	(1,306)	72,951	(1,306)
Mortgage-Backed Securities:
Residential - Government Agencies	921	(1)	1,368,236	(32,070)	1,369,157	(32,071)
Residential - U.S. Government-Sponsored Enterprises	—	—	550,564	(11,013)	550,564	(11,013)
Commercial - Government Agencies	—	—	143,052	(5,977)	143,052	(5,977)
Total Mortgage-Backed Securities	921	(1)	2,061,852	(49,060)	2,062,773	(49,061)
Total	$921	$(1)	$2,264,102	$(50,969)	$2,265,023	$(50,970)

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$157,058	$(964)	$173,763	$(1,613)	$330,821	$(2,577)
Debt Securities Issued by States and Political Subdivisions	38,138	(59)	156,772	(972)	194,910	(1,031)
Debt Securities Issued by Corporations	59,770	(231)	163,371	(1,626)	223,141	(1,857)
Mortgage-Backed Securities:
Residential - Government Agencies	6,299	(10)	19,011	(919)	25,310	(929)
Residential - U.S. Government-Sponsored Enterprises	—	—	473,380	(12,563)	473,380	(12,563)
Commercial - Government Agencies	—	—	59,380	(4,484)	59,380	(4,484)
Total Mortgage-Backed Securities	6,299	(10)	551,771	(17,966)	558,070	(17,976)
Total	$261,265	$(1,264)	$1,045,677	$(22,177)	$1,306,942	$(23,441)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$99,440	$(237)	$134,239	$(856)	$233,679	$(1,093)
Debt Securities Issued by Corporations	—	—	95,511	(1,755)	95,511	(1,755)
Mortgage-Backed Securities:
Residential - Government Agencies	12,974	(45)	1,491,747	(51,728)	1,504,721	(51,773)
Residential - U.S. Government-Sponsored Enterprises	—	—	617,000	(20,259)	617,000	(20,259)
Commercial - Government Agencies	19,217	(61)	145,715	(5,116)	164,932	(5,177)
Total Mortgage-Backed Securities	32,191	(106)	2,254,462	(77,103)	2,286,653	(77,209)
Total	$131,631	$(343)	$2,484,212	$(79,714)	$2,615,843	$(80,057)

The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2019, which were comprised of 392 individual securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of March 31, 2019 and December 31, 2018, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Taxable	$31,992	$28,671
Non-Taxable	3,361	4,766
Total Interest Income from Investment Securities	$35,353	$33,437

As of March 31, 2019, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $408.8 million, representing 98% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s. Most of the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 80% were general obligation issuances.

As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank Stock	$14,000	$15,000
Federal Reserve Bank Stock	20,970	20,858
Total	$34,970	$35,858

These securities can only be redeemed or sold at their par value and only to the respective issuing institution or to another member institution.  The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment.  Management considers these non-marketable equity securities to be long-term investments.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2019, the conversion ratio was 1.6298. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (135,296 Class A equivalents) that the Company owns as of March 31, 2019 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,331,345	$1,331,149
Commercial Mortgage	2,381,213	2,302,356
Construction	132,775	170,061
Lease Financing	154,919	176,226
Total Commercial	4,000,252	3,979,792
Consumer
Residential Mortgage	3,702,553	3,673,796
Home Equity	1,698,666	1,681,442
Automobile	676,730	658,133
Other [1]	470,408	455,611
Total Consumer	6,548,357	6,468,982
Total Loans and Leases	$10,548,609	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2019 and 2018.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2019 and 2018.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(1,986)	(4,842)	(6,828)
Recoveries on Loans and Leases Previously Charged-Off	501	2,657	3,158
Net Loans and Leases Recovered (Charged-Off)	(1,485)	(2,185)	(3,670)
Provision for Credit Losses	2,138	862	3,000
Balance at End of Period	$67,527	$38,496	$106,023
As of March 31, 2019
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$181	$3,448	$3,629
Collectively Evaluated for Impairment	67,346	35,048	102,394
Total	67,527	38,496	106,023
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$15,627	$42,369	$57,996
Collectively Evaluated for Impairment	3,984,625	6,505,988	10,490,613
Total	$4,000,252	$6,548,357	$10,548,609

Three Months Ended March 31, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(206)	(5,782)	(5,988)
Recoveries on Loans and Leases Previously Charged-Off	328	2,127	2,455
Net Loans and Leases Recovered (Charged-Off)	122	(3,655)	(3,533)
Provision for Credit Losses	(1,834)	5,959	4,125
Balance at End of Period	$64,110	$43,828	$107,938
As of March 31, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$59	$3,783	$3,842
Collectively Evaluated for Impairment	64,051	40,045	104,096
Total	$64,110	$43,828	$107,938
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$21,095	$40,727	$61,822
Collectively Evaluated for Impairment	3,771,641	6,083,165	9,854,806
Total	$3,792,736	$6,123,892	$9,916,628

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,296,226	$2,309,833	$131,481	$153,911	$3,891,451
Special Mention	18,080	56,233	—	4	74,317
Classified	17,039	15,147	1,294	1,004	34,484
Total	$1,331,345	$2,381,213	$132,775	$154,919	$4,000,252

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,696,769	$1,695,120	$675,996	$469,375	$6,537,260
Classified	5,784	3,546	734	1,033	11,097
Total	$3,702,553	$1,698,666	$676,730	$470,408	$6,548,357
Total Recorded Investment in Loans and Leases					$10,548,609

	December 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,302,278	$2,256,128	$168,740	$175,223	$3,902,369
Special Mention	17,688	30,468	—	5	48,161
Classified	11,183	15,760	1,321	998	29,262
Total	$1,331,149	$2,302,356	$170,061	$176,226	$3,979,792

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,668,475	$1,677,193	$657,620	$454,697	$6,457,985
Classified	5,321	4,249	513	914	10,997
Total	$3,673,796	$1,681,442	$658,133	$455,611	$6,468,982
Total Recorded Investment in Loans and Leases					$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2019
Commercial
Commercial and Industrial	$7,123	$10	$66	$393	$7,592	$1,323,753	$1,331,345	$265
Commercial Mortgage	2,674	—	—	5,911	8,585	2,372,628	2,381,213	5,911
Construction	200	—	—	—	200	132,575	132,775	—
Lease Financing	—	—	—	—	—	154,919	154,919	—
Total Commercial	9,997	10	66	6,304	16,377	3,983,875	4,000,252	6,176
Consumer
Residential Mortgage	5,270	183	903	5,599	11,955	3,690,598	3,702,553	986
Home Equity	3,791	917	3,381	2,797	10,886	1,687,780	1,698,666	787
Automobile	9,585	1,640	734	—	11,959	664,771	676,730	—
Other [1]	2,161	1,160	1,033	—	4,354	466,054	470,408	—
Total Consumer	20,807	3,900	6,051	8,396	39,154	6,509,203	6,548,357	1,773
Total	$30,804	$3,910	$6,117	$14,700	$55,531	$10,493,078	$10,548,609	$7,949

As of December 31, 2018
Commercial
Commercial and Industrial	$3,653	$118	$10	$542	$4,323	$1,326,826	$1,331,149	$515
Commercial Mortgage	561	—	—	2,040	2,601	2,299,755	2,302,356	2,040
Construction	—	—	—	—	—	170,061	170,061	—
Lease Financing	—	—	—	—	—	176,226	176,226	—
Total Commercial	4,214	118	10	2,582	6,924	3,972,868	3,979,792	2,555
Consumer
Residential Mortgage	5,319	638	2,446	5,321	13,724	3,660,072	3,673,796	1,203
Home Equity	3,323	1,581	2,684	3,671	11,259	1,670,183	1,681,442	765
Automobile	12,372	2,240	513	—	15,125	643,008	658,133	—
Other [1]	2,913	1,245	914	—	5,072	450,539	455,611	—
Total Consumer	23,927	5,704	6,557	8,992	45,180	6,423,802	6,468,982	1,968
Total	$28,141	$5,822	$6,567	$11,574	$52,104	$10,396,670	$10,448,774	$4,523

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2019
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$5,171	$5,171	$—
Commercial Mortgage	5,856	10,972	—
Construction	1,294	1,294	—
Total Commercial	12,321	17,437	—
Total Impaired Loans with No Related Allowance Recorded	$12,321	$17,437	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,514	$1,745	$102
Commercial Mortgage	1,792	1,792	79
Total Commercial	3,306	3,537	181
Consumer
Residential Mortgage	19,313	23,195	2,777
Home Equity	3,281	3,281	350
Automobile	17,784	17,784	273
Other [1]	1,991	1,991	48
Total Consumer	42,369	46,251	3,448
Total Impaired Loans with an Allowance Recorded	$45,675	$49,788	$3,629

Impaired Loans:
Commercial	$15,627	$20,974	$181
Consumer	42,369	46,251	3,448
Total Impaired Loans	$57,996	$67,225	$3,629

December 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,587	$4,587	$—
Commercial Mortgage	2,712	6,212	—
Construction	1,321	1,321	—
Total Commercial	8,620	12,120	—
Total Impaired Loans with No Related Allowance Recorded	$8,620	$12,120	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,856	$2,099	$130
Commercial Mortgage	1,822	1,822	92
Total Commercial	3,678	3,921	222
Consumer
Residential Mortgage	19,753	23,635	3,051
Home Equity	3,359	3,359	350
Automobile	17,117	17,117	296
Other [1]	2,098	2,098	57
Total Consumer	42,327	46,209	3,754
Total Impaired Loans with an Allowance Recorded	$46,005	$50,130	$3,976

Impaired Loans:
Commercial	$12,298	$16,041	$222
Consumer	42,327	46,209	3,754
Total Impaired Loans	$54,625	$62,250	$3,976
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,879	$85	$8,538	$113
Commercial Mortgage	4,284	16	9,097	87
Construction	1,308	21	1,407	23
Total Commercial	10,471	122	19,042	223
Total Impaired Loans with No Related Allowance Recorded	$10,471	$122	$19,042	$223

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,685	$21	$890	$10
Commercial Mortgage	1,807	2	724	3
Total Commercial	3,492	23	1,614	13
Consumer
Residential Mortgage	19,533	196	20,990	212
Home Equity	3,320	38	1,959	25
Automobile	17,451	295	15,219	261
Other [1]	2,045	42	2,697	52
Total Consumer	42,349	571	40,865	550
Total Impaired Loans with an Allowance Recorded	$45,841	$594	$42,479	$563

Impaired Loans:
Commercial	$13,963	$145	$20,656	$236
Consumer	42,349	571	40,865	550
Total Impaired Loans	$56,312	$716	$61,521	$786

[1]	Comprised of other revolving credit and installment financing.

For the three months ended March 31, 2019 and 2018, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three months ended March 31, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $57.6 million and $54.0 million as of March 31, 2019 and December 31, 2018, respectively.  There were $0.1 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of March 31, 2019 and December 31, 2018, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2019 and 2018.

	Loans Modified as a TDR for the Three Months Ended March 31, 2019			Loans Modified as a TDR for the Three Months Ended March 31, 2018
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	3	$111	$5	1	$503	$—
Commercial Mortgage	1	3,907	—	—	—	—
Total Commercial	4	4,018	5	1	503	—
Consumer
Residential Mortgage	—	—	—	1	112	—
Automobile	117	2,240	34	98	2,179	47
Other [2]	39	229	6	80	547	14
Total Consumer	156	2,469	40	179	2,838	61
Total	160	$6,487	$45	180	$3,341	$61

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2019 and 2018, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$29
Commercial Mortgage	—	—	1	341
Total Commercial	—	—	2	370

Consumer
Home Equity	—	$—	1	$236
Automobile	14	266	25	435
Other [2]	19	125	32	215
Total Consumer	33	391	58	886
Total	33	$391	60	$1,256

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.2 million as of March 31, 2019.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.9 billion as of March 31, 2019 and December 31, 2018.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended March 31, 2019 and 2018, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at Beginning of Period	$1,290	$1,454
Change in Fair Value:
Due to Payoffs	(22)	(50)
Total Changes in Fair Value of Mortgage Servicing Rights	(22)	(50)
Balance at End of Period	$1,268	$1,404

For the three months ended March 31, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at Beginning of Period	$23,020	$23,168
Servicing Rights that Resulted From Asset Transfers	551	621
Amortization	(690)	(700)
Balance at End of Period	$22,881	$23,089

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$29,218	$26,716
End of Period	$26,814	$28,600

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted-Average Constant Prepayment Rate [1]	8.62%	7.01%
Weighted-Average Life (in years)	7.08	7.89
Weighted-Average Note Rate	4.06%	4.06%
Weighted-Average Discount Rate [2]	8.57%	9.59%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2019 and December 31, 2018 is presented in the following table.

(dollars in thousands)	March 31, 2019	December 31, 2018
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(322)	$(361)
Decrease in fair value from 50 bps adverse change	(640)	(716)
Discount Rate
Decrease in fair value from 25 bps adverse change	(288)	(325)
Decrease in fair value from 50 bps adverse change	(569)	(643)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $71.2 million and $73.7 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$3,505
2020	8,317
2021	42
2022	49
2023	42
Thereafter	1,281
Total Unfunded Commitments	$13,236

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Effective Yield Method
Tax credits and other tax benefits recognized	$2,930	$3,432
Amortization Expense in Provision for Income Taxes	1,891	2,078

Proportional Amortization Method
Tax credits and other tax benefits recognized	$753	$410
Amortization Expense in Provision for Income Taxes	645	333

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2019 and 2018. During the first quarter 2018 the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to the provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $1.9 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2019 and December 31, 2018, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$116,258	$195,638	$311,896
Debt Securities Issued by States and Political Subdivisions	—	2,790	—	—	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,509	67,139	29,362	98,010
Residential - U.S. Government-Sponsored Enterprises	—	—	91,603	—	91,603
Total	$—	$4,299	$275,000	$225,000	$504,299

December 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,442	$117,021	$315,463
Debt Securities Issued by States and Political Subdivisions	1,906	1,590	—	—	3,496
Mortgage-Backed Securities:
Residential - Government Agencies	800	—	26,558	70,341	97,699
Residential - U.S. Government-Sponsored Enterprises	—	—	—	87,638	87,638
Total	$2,706	$1,590	$225,000	$275,000	$504,296

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2019 and December 31, 2018. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
March 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$4,339	$—	$4,339	$2,672	$—	$1,667

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	2,672	—	2,672	2,672	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,299	—	4,299	—	4,299	—
	$504,299	$—	$504,299	$—	$504,299	$—

December 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$7,572	$—	$7,572	$1,490	$—	$6,082

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,490	—	1,490	1,490	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,296	—	4,296	—	4,296	—
	$504,296	$—	$504,296	$—	$504,296	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For swap agreements with institutional counterparties, the fair value of investment securities pledged to the institutional counterparties was $2.5 million and less than $0.1 million as of March 31, 2019 and December 31, 2018, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $533.8 million and $526.7 million as of March 31, 2019 and December 31, 2018, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.3 million and $6.8 million as of March 31, 2019 and December 31, 2018, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$9,016	$2,388	$6,628
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	396	105	291
Net Unrealized Gains (Losses) on Investment Securities	9,412	2,493	6,919
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	107	299
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	88	246
Other Comprehensive Income (Loss)	$9,746	$2,581	$7,165

Three Months Ended March 31, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(13,057)	$(3,452)	$(9,605)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	659	175	484
Net Unrealized Gains (Losses) on Investment Securities	(12,398)	(3,277)	(9,121)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	436	116	320
Amortization of Prior Service Credit	(142)	(38)	(104)
Defined Benefit Plans, Net	294	78	216
Other Comprehensive Income (Loss)	$(12,104)	$(3,199)	$(8,905)

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	6,628	—	—	6,628
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	291	246	537
Total Other Comprehensive Income (Loss)	6,628	291	246	7,165
Balance at End of Period	$(3,819)	$(4,295)	$(35,764)	$(43,878)

Three Months Ended March 31, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(9,605)	—	—	(9,605)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	484	216	700
Total Other Comprehensive Income (Loss)	(9,605)	484	216	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(11,932)	$(5,697)	$(33,468)	$(51,097)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(396)	$(659)	Interest Income
	105	175	Provision for Income Tax
	(291)	(484)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	72	142
Net Actuarial Losses [2]	(406)	(436)
	(334)	(294)	Total Before Tax
	88	78	Provision for Income Tax
	(246)	(216)	Net of Tax

Total Reclassifications for the Period	$(537)	$(700)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Denominator for Basic Earnings Per Share	40,938,318	42,038,573
Dilutive Effect of Equity Based Awards	275,135	319,852
Denominator for Diluted Earnings Per Share	41,213,453	42,358,425

Antidilutive Stock Options and Restricted Stock Outstanding	102,394	137

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers co-branded credit cards and some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 69 branch locations and 385 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2019 and 2018 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2019
Net Interest Income	$66,154	$47,290	$10,198	$1,195	$124,837
Provision for Credit Losses	2,241	1,446	(17)	(670)	3,000
Net Interest Income After Provision for Credit Losses	63,913	45,844	10,215	1,865	121,837
Noninterest Income	21,233	7,061	13,245	2,140	43,679
Noninterest Expense	(52,524)	(20,955)	(16,903)	(2,675)	(93,057)
Income Before Provision for Income Taxes	32,622	31,950	6,557	1,330	72,459
Provision for Income Taxes	(8,105)	(6,002)	(1,729)	2,176	(13,660)
Net Income	$24,517	$25,948	$4,828	$3,506	$58,799
Total Assets as of March 31, 2019	$6,454,127	$4,004,176	$341,979	$6,646,131	$17,446,413

Three Months Ended March 31, 2018
Net Interest Income	$64,397	$42,898	$9,887	$1,774	$118,956
Provision for Credit Losses	3,743	(151)	(60)	593	4,125
Net Interest Income After Provision for Credit Losses	60,654	43,049	9,947	1,181	114,831
Noninterest Income	19,253	5,642	13,670	5,470	44,035
Noninterest Expense	(54,599)	(20,332)	(16,207)	(3,246)	(94,384)
Income Before Provision for Income Taxes	25,308	28,359	7,410	3,405	64,482
Provision for Income Taxes	(6,291)	(6,824)	(1,954)	4,627	(10,442)
Net Income	$19,017	$21,535	$5,456	$8,032	$54,040
Total Assets as of March 31, 2018	$6,041,271	$3,771,678	$332,454	$6,990,627	$17,136,030

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2019 and 2018.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018
Three Months Ended March 31,
Service Cost	$—	$—	$118	$115
Interest Cost	1,094	1,041	258	235
Expected Return on Plan Assets	(1,249)	(1,282)	—	—
Amortization of:
Prior Service Credit	—	—	(72)	(142)
Net Actuarial Losses (Gains)	484	498	(78)	(62)
Net Periodic Benefit Cost	$329	$257	$226	$146

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three months ended March 31, 2019, the Company contributed $0.1 million to the pension plans and $0.3 million to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2019.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$45,876	$1,099	$33,133	$871
Forward Commitments	51,318	(379)	34,102	(352)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	550,255	6,409	505,034	(2,537)
Pay Fixed/Receive Variable Swaps	550,255	1,667	505,034	6,082
Foreign Exchange Contracts	59,893	(173)	55,663	793
Conversion Rate Swap Agreement	95,587	—	80,746	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2019 and December 31, 2018:

Derivative Financial Instruments	March 31, 2019		December 31, 2018
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$1,099	$—	$877	$6
Forward Commitments	16	395	4	356
Interest Rate Swap Agreements	15,086	7,010	12,915	9,370
Foreign Exchange Contracts	39	212	808	15
Total	$16,240	$7,617	$14,604	$9,747

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2019	2018
Interest Rate Lock Commitments	Mortgage Banking	$1,725	$530
Forward Commitments	Mortgage Banking	(592)	684
Interest Rate Swap Agreements	Other Noninterest Income	1,136	118
Foreign Exchange Contracts	Other Noninterest Income	914	964
Total		$3,183	$2,296

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

As of March 31, 2019 and December 31, 2018, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, Swap Agreements, foreign exchange contracts, and conversion rate swap agreements.

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

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively causes any derivative cleared through one of the clearinghouses to have a fair value that approximates zero on a daily basis. The majority of the Company’s swap agreements executed with third party financial institutions are now required to be cleared through one of the clearinghouses. The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2019, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Unfunded Commitments to Extend Credit	$2,702,062	$2,646,085
Standby Letters of Credit	60,165	62,344
Commercial Letters of Credit	10,031	9,411
Total Credit Commitments	$2,772,258	$2,717,840

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

This lawsuit is similar to lawsuits filed against other financial institutions pertaining to available balance overdraft fee disclosures. Management disputes any wrongdoing and the case is being vigorously defended. Because of the many questions of fact and law that may arise in the future, the outcome of this legal proceeding is uncertain.

A previously disclosed lawsuit from 2017 alleged that Bank of Hawaii’s practice of assessing a continuous negative balance overdraft fee on accounts remaining in a negative balance for extended periods of time beyond the date of the initial overdraft constituted a usurious interest charge and a breach of contract. That litigation was settled before the filing of a motion to certify the purported class of claimants.

In addition to the litigation noted above, the Company is subject to various other pending and threatened legal proceedings arising out of the normal course of business or operations. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings using the most recent information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Based on information currently available, management believes that the eventual outcome of these claims against the Company will not be materially in excess of such amounts reserved by the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may result in a loss that materially exceeds the reserves established by the Company.

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2019, the unpaid principal balance of residential mortgage loans sold by the Company was $2.6 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the three months ended March 31, 2019, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in these contracts. As of March 31, 2019, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2019, there were no loans repurchased related to loan servicing activities. As of March 31, 2019, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2019, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2019 and December 31, 2018, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$993	$362,729	$—	$363,722
Debt Securities Issued by States and Political Subdivisions	—	176,729	—	176,729
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	190	—	190
Debt Securities Issued by Corporations	—	223,983	—	223,983
Mortgage-Backed Securities:
Residential - Government Agencies	—	398,964	—	398,964
Residential - U.S. Government-Sponsored Enterprises	—	555,243	—	555,243
Commercial - Government Agencies	—	140,425	—	140,425
Total Mortgage-Backed Securities	—	1,094,632	—	1,094,632
Total Investment Securities Available-for-Sale	993	1,858,263	—	1,859,256
Loans Held for Sale	—	17,909	—	17,909
Mortgage Servicing Rights	—	—	1,268	1,268
Other Assets	35,387	—	—	35,387
Derivatives [1]	—	55	16,185	16,240
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2019	$36,380	$1,876,227	$17,453	$1,930,060

Liabilities:
Derivatives [1]	$—	$607	$7,010	$7,617
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2019	$—	$607	$7,010	$7,617

December 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$972	$391,429	$—	$392,401
Debt Securities Issued by States and Political Subdivisions	—	563,996	—	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	56	—	56
Debt Securities Issued by Corporations	—	223,140	—	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	190,442	—	190,442
Residential - U.S. Government-Sponsored Enterprises	—	578,527	—	578,527
Commercial - Government Agencies	—	59,380	—	59,380
Total Mortgage-Backed Securities	—	828,349	—	828,349
Total Investment Securities Available-for-Sale	972	2,006,970	—	2,007,942
Loans Held for Sale	—	10,987	—	10,987
Mortgage Servicing Rights	—	—	1,290	1,290
Other Assets	31,871	—	—	31,871
Derivatives [1]	—	812	13,792	14,604
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018	$32,843	$2,018,769	$15,082	$2,066,694

Liabilities:
Derivatives [1]	$—	$371	$9,376	$9,747
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018	$—	$371	$9,376	$9,747

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three months ended March 31, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(22)	1,715
Transfers to Loans Held for Sale	—	(1,498)
Variation Margin Payments	—	4,542
Balance as of March 31, 2019	$1,268	$9,175
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2019	$—	$9,175

Three Months Ended March 31, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(50)	537
Transfers to Loans Held for Sale	—	(382)
Variation Margin Payments	—	(502)
Balance as of March 31, 2018	$1,404	$547
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2018	$—	$547

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2019	Dec. 31, 2018
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	8.62%	7.01%	$28,082	$30,508
		Discount Rate [2]	8.57%	9.59%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	87.60%	89.00%	$1,099	$871
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.13%	0.06%	$8,076	$3,545

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. As of March 31, 2019 and December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2019
Loans Held for Sale	$17,909	$17,441	$468

December 31, 2018
Loans Held for Sale	$10,987	$10,656	$331
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2019 and 2018, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,668,811	$3,637,496	$353,340	$3,284,156	$—
Loans [1]	10,203,730	10,280,694	—	—	10,280,694

Financial Instruments - Liabilities
Time Deposits	1,763,070	1,754,931	—	1,754,931	—
Securities Sold Under Agreements to Repurchase	504,299	504,293	—	504,293	—
Other Debt [2]	100,000	99,905	—	99,905	—

December 31, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,482,092	$3,413,994	$352,216	$3,061,778	$—
Loans [1]	10,084,527	10,008,417	—	—	10,008,417

Financial Instruments - Liabilities
Time Deposits	1,745,522	1,734,447	—	1,734,447	—
Securities Sold Under Agreements to Repurchase	504,296	504,288	—	504,288	—
Other Debt [2]	125,000	124,559	—	124,559	—

[1]	Carrying amount is net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

Note 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not within the scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these covered revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,761	$11,181
Service Charges on Deposit Accounts	3,349	3,574
Fees, Exchange, and Other Service Charges	11,552	11,593
Annuity and Insurance	2,544	1,144
Other	2,471	2,277
Noninterest Income (in-scope of Topic 606)	30,677	29,769
Noninterest Income (out-of-scope of Topic 606)	13,002	14,266
Total Noninterest Income	$43,679	$44,035

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Note 16. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2052. Portions of certain properties are subleased for terms extending through 2033. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters’ building with a lease term through 2052. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, Topic 842 did not materially impact the accounting for this lease.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

(dollars in thousands)	March 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$104,166
Finance lease right-of-use assets	Premises and Equipment, Net	2,430
Total Lease Right-of-Use Assets		$106,596

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$111,230
Finance lease liabilities	Other Debt	10,624
Total Lease Liabilities		$121,854

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

March 31, 2019
Weighted-average remaining lease term
Operating leases	17.5 years
Finance leases	33.8 years
Weighted-average discount rate
Operating leases	3.68%
Finance leases	7.04%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Variable lease cost also includes payments for ATM location leases in which payments are based on a percentage of ATM transactions (i.e., ATM surcharge fees), rather than a fixed amount.

(dollars in thousands)	Three Months Ended March 31, 2019
Lease Costs
Operating lease cost	$3,185
Variable lease cost	860
Short-term lease cost	83
Finance lease cost
Interest on lease liabilities [1]	187
Amortization of right-of-use assets	18
Sublease income	(2,226)
Net lease cost	$2,107

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,153
Operating cash flows from finance leases	187
Financing cash flows from finance leases	19

Right-of-use assets obtained in exchange for new operating lease liabilities	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—

[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
March 31, 2020	$825	$11,702
March 31, 2021	825	10,642
March 31, 2022	825	10,572
March 31, 2023	825	9,916
March 31, 2024	825	9,028
Thereafter	23,724	103,259
Total Future Minimum Lease Payments	27,849	155,119
Amounts Representing Interest	(17,225)	(43,889)
Present Value of Net Future Minimum Lease Payments	$10,624	$111,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained healthy during the first quarter of 2019. The statewide seasonally-adjusted unemployment rate continues to remain low at 2.8% in March 2019, well below the 3.8% unemployment rate nationally.

The real estate market on Oahu remained strong during the first quarter of 2019 despite a moderate decrease in sales volume. Single-family home sales declined 5.7% and condominium sales declined 10.5% compared with sales during the first quarter of 2018. The median sales price of a single-family home increased 2.0%, while the median sales price of a condominium decreased 3.2% compared with the same quarter last year. As of March 31, 2019, months of inventory of single-family homes and condominiums on Oahu were 3.4 months and 3.6 months, respectively.

For the first two months of 2019, total visitor arrivals increased 1.8% although visitor spending declined 2.4% compared to the same period in 2018.  Tourism during 2019 is expected to continue to perform well. Scheduled air seats to Hawaii are projected to expand as Southwest Airlines began flying to Hawaii in March and Hawaiian Airlines began offering the first non-stop flights between Hawaii and Boston in April.

Earnings Summary

Net income for the first quarter of 2019 was $58.8 million, an increase of $4.8 million or 9% compared to the same period in 2018.  Diluted earnings per share was $1.43 for the first quarter of 2019, an increase of $0.15 or 12% compared to the same period in 2018.

The Company’s higher earnings for the first quarter of 2019 were primarily due to the following:

•
Net interest income for the first quarter of 2019 was $124.8 million for the first quarter of 2019, an increase of $5.9 million or 5% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.12% for the first quarter of 2019, an increase of 12 basis points compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates and for our investment portfolio due to higher variable rates, lower net amortization, as well as repositioning of lower yielding securities into higher yielding securities.

•
Other noninterest expense for the first quarter of 2019 was $13.8 million a decrease of $3.3 million or 19% compared to the same period in 2018. This decrease was primarily due to a $2.0 million legal reserve recorded in first quarter 2018 and a $0.9 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018.

•
Annuity and insurance income for the first quarter of 2019 was $2.6 million an increase of $1.4 million or 114% compared to the same period in 2018. This increase was primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

This increase was partially offset by the following:

•
The provision for income taxes for the first quarter of 2019 was $13.7 million, an increase of $3.2 million or 31% compared to the same period in 2018 primarily due to higher pre-tax income. The effective tax rate for the first quarter of 2019 was 18.85%, compared to 16.19% for the same period in 2018.

•
Total salaries and benefits expense for the first quarter of 2019 was $56.6 million, an increase of $2.2 million or 4% compared to the same period in 2018. Share-based compensation increased by $1.0 million due to the value of restricted stock units increasing as a result of the Company’s higher share price and additional restricted stock grants being amortized. Medical, dental, and life insurance increased by $1.0 million primarily due to an increase in group health plan costs. In addition, incentive compensation increased by $0.7 million. These increases were partially offset by a $0.7 million decrease in separation expense.

•
Other noninterest income for the first quarter of 2019 was $5.6 million, a decrease of $1.3 million or 18% compared to the same period in 2018 primarily due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million. This decrease was partially offset by a $1.1 million increase in fees for our customer interest rate swap derivatives and a $0.5 million gain on the sale of leased assets.

We maintained a strong balance sheet during the first quarter of 2019, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $10.5 billion as of March 31, 2019, an increase of $99.8 million or 1% from December 31, 2018 primarily due to growth in our consumer lending portfolio.

•
The allowance for loan and lease losses (the “Allowance”) was $106.0 million as of March 31, 2019, a decrease of $0.7 million or 1% from December 31, 2018.  The Allowance represents 1.01% of total loans and leases outstanding as of March 31, 2019 and 1.02% of total loans and leases outstanding as of December 31, 2018. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of March 31, 2019, the total carrying value of our investment securities portfolio was $5.5 billion, an increase of $38.0 million or 1% compared to December 31, 2018. During the first three months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•
Total deposits were $15.3 billion as of March 31, 2019, an increase of $240.1 million or 2% from December 31, 2018 primarily due an increase in consumer deposits due to an increase in core deposits and time deposits.

•
Total shareholders’ equity was $1.3 billion as of March 31, 2019, relatively unchanged from December 31, 2018.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2019, we acquired 552,739 shares of our common stock at a total cost of $43.2 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan. We also paid cash dividends of $25.6 million during the first three months of 2019.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2019	2018
For the Period:
Operating Results
Net Interest Income	$124,837	$118,956
Provision for Credit Losses	3,000	4,125
Total Noninterest Income	43,679	44,035
Total Noninterest Expense	93,057	94,384
Net Income	58,799	54,040
Basic Earnings Per Share	1.44	1.29
Diluted Earnings Per Share	1.43	1.28
Dividends Declared Per Share	0.62	0.52

Performance Ratios
Return on Average Assets	1.38%	1.29%
Return on Average Shareholders’ Equity	18.81	17.74
Efficiency Ratio [1]	55.22	57.91
Net Interest Margin [2]	3.12	3.00
Dividend Payout Ratio [3]	43.06	40.31
Average Shareholders’ Equity to Average Assets	7.35	7.29

Average Balances
Average Loans and Leases	$10,467,321	$9,803,753
Average Assets	17,236,059	16,957,430
Average Deposits	14,971,404	14,720,266
Average Shareholders’ Equity	1,267,438	1,235,550

Market Price Per Share of Common Stock
Closing	$78.87	$83.10
High	83.94	89.09
Low	66.54	78.40

	March 31, 2019	December 31, 2018
As of Period End:
Balance Sheet Totals
Loans and Leases	$10,548,609	$10,448,774
Total Assets	17,446,413	17,143,974
Total Deposits	15,267,310	15,027,242
Other Debt	110,624	135,643
Total Shareholders’ Equity	1,269,690	1,268,200

Asset Quality
Non-Performing Assets	$17,925	$12,930
Allowance for Loan and Lease Losses	106,023	106,693
Allowance to Loans and Leases Outstanding	1.01%	1.02%

Capital Ratios
Common Equity Tier 1 Capital Ratio	12.75%	13.07%
Tier 1 Capital Ratio	12.75	13.07
Total Capital Ratio	13.87	14.21
Tier 1 Leverage Ratio	7.46	7.60
Total Shareholders’ Equity to Total Assets	7.28	7.40
Tangible Common Equity to Tangible Assets [4]	7.11	7.23
Tangible Common Equity to Risk-Weighted Assets [4]	12.28	12.52

Non-Financial Data
Full-Time Equivalent Employees	2,112	2,122
Branches	69	69
ATMs	385	382

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2019	December 31, 2018
Total Shareholders’ Equity	$1,269,690	$1,268,200
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,238,173	$1,236,683

Total Assets	$17,446,413	$17,143,974
Less: Goodwill	31,517	31,517
Tangible Assets	$17,414,896	$17,112,457
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,079,858	$9,878,904

Total Shareholders’ Equity to Total Assets	7.28%	7.40%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.11%	7.23%

Tier 1 Capital Ratio	12.75%	13.07%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.28%	12.52%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.0	$—	2.05%	$3.0	$—	2.34%
Funds Sold	241.6	1.5	2.39	204.7	0.8	1.48
Investment Securities
Available-for-Sale
Taxable	1,595.8	11.5	2.90	1,595.1	8.9	2.23
Non-Taxable	279.1	2.4	3.45	604.7	4.1	2.74
Held-to-Maturity
Taxable	3,373.5	20.5	2.43	3,631.2	19.8	2.18
Non-Taxable	234.1	1.8	3.15	238.0	1.9	3.18
Total Investment Securities	5,482.5	36.2	2.65	6,069.0	34.7	2.29
Loans Held for Sale	12.4	0.1	4.35	14.1	0.1	3.76
Loans and Leases [1]
Commercial and Industrial	1,357.8	15.3	4.57	1,280.9	11.8	3.73
Commercial Mortgage	2,310.4	24.9	4.36	2,096.4	20.6	3.99
Construction	150.4	1.9	5.08	189.4	2.1	4.45
Commercial Lease Financing	160.9	0.9	2.28	179.6	1.0	2.21
Residential Mortgage	3,680.2	35.5	3.86	3,478.2	33.3	3.83
Home Equity	1,690.0	16.1	3.87	1,595.4	14.6	3.70
Automobile	668.2	6.0	3.66	541.5	5.6	4.19
Other [2]	449.4	7.9	7.13	442.4	8.6	7.91
Total Loans and Leases	10,467.3	108.5	4.18	9,803.8	97.6	4.02
Other	35.5	0.3	3.60	40.7	0.3	2.95
Total Earning Assets [3]	16,242.3	146.6	3.64	16,135.3	133.5	3.33
Cash and Due From Banks	240.8			228.6
Other Assets	753.0			593.5
Total Assets	$17,236.1			$16,957.4

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,939.9	$1.5	0.20%	$2,978.1	$0.8	0.10%
Savings	5,760.8	6.7	0.47	5,366.3	2.1	0.16
Time	1,703.4	7.1	1.69	1,713.5	4.7	1.11
Total Interest-Bearing Deposits	10,404.1	15.3	0.60	10,057.9	7.6	0.31
Short-Term Borrowings	31.1	0.2	2.49	19.1	0.1	1.45
Securities Sold Under Agreements to Repurchase	504.3	4.6	3.63	505.3	4.5	3.61
Other Debt	120.0	0.7	2.55	257.1	1.0	1.54
Total Interest-Bearing Liabilities	11,059.5	20.8	0.76	10,839.4	13.2	0.49
Net Interest Income		$125.8			$120.3
Interest Rate Spread			2.88%			2.84%
Net Interest Margin			3.12%			3.00%
Noninterest-Bearing Demand Deposits	4,567.3			4,662.4
Other Liabilities	341.9			220.0
Shareholders’ Equity	1,267.4			1,235.6
Total Liabilities and Shareholders’ Equity	$17,236.1			$16,957.4

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $1.0 million and $1.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2019
	Compared to March 31, 2018
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.2	$0.5	$0.7
Investment Securities
Available-for-Sale
Taxable	—	2.6	2.6
Non-Taxable	(2.6)	0.9	(1.7)
Held-to-Maturity
Taxable	(1.4)	2.1	0.7
Non-Taxable	(0.1)	—	(0.1)
Total Investment Securities	(4.1)	5.6	1.5
Loans and Leases
Commercial and Industrial	0.8	2.7	3.5
Commercial Mortgage	2.2	2.1	4.3
Construction	(0.5)	0.3	(0.2)
Commercial Lease Financing	(0.1)	—	(0.1)
Residential Mortgage	2.0	0.2	2.2
Home Equity	0.8	0.7	1.5
Automobile	1.2	(0.8)	0.4
Other [2]	0.2	(0.9)	(0.7)
Total Loans and Leases	6.6	4.3	10.9
Other	(0.2)	0.2	—
Total Change in Interest Income	2.5	10.6	13.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.7	0.7
Savings	0.2	4.4	4.6
Time	—	2.4	2.4
Total Interest-Bearing Deposits	0.2	7.5	7.7
Short-Term Borrowings	0.1	—	0.1
Securities Sold Under Agreements to Repurchase	—	0.1	0.1
Other Debt	(0.7)	0.4	(0.3)
Total Change in Interest Expense	(0.4)	8.0	7.6

Change in Net Interest Income	$2.9	$2.6	$5.5

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $124.8 million for the first quarter of 2019, an increase of $5.9 million or 5% compared to the same period in 2018. On a taxable-equivalent basis, net interest income was $125.8 million for the first quarter of 2019, an increase of $5.5 million or 5% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios, and higher net interest margin. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.12% for the first quarter of 2019, an increase of 12 basis points compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates and for our investment portfolio due to higher variable rates, lower net amortization, as well as repositioning of lower yielding securities into higher yielding securities.

Yields on our earning assets increased by 31 basis points in the first quarter of 2019 compared to the same period in 2018 primarily due to the shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yields on our commercial and industrial loans and construction loans increased by 84 basis points and 63 basis points, respectively, in the first quarter of 2019 compared to the same periods in 2018 primarily due to higher yields on floating rate loans. In addition, yields on our investment securities portfolio increased by 36 basis points in the first quarter of 2019 compared to the same periods in 2018. These yield increases were partially offset by a 78 basis point decrease in our other loans portfolio primarily due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018 and 53 basis point decrease in our automobile loans portfolio in the first quarter of 2019 compared to the same periods in 2018.

Interest rates paid on our interest-bearing liabilities increased by 27 basis points in the first quarter of 2019 compared to the same period in 2018. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher rate environment. The increase in our funding costs was partially offset by a lower average balance of our public time deposits, which decreased by $190.6 million in the first quarter of 2019 compared to the same period in 2018. Yields on our funds sold increased by 91 basis points in the first quarter of 2019 compared to the same period in 2018 primarily due to federal fund rate increases.

Average balances of our earning assets increased by $107.0 million or 1% in the first quarter of 2019 compared to the same period in 2018 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $663.5 million. Offsetting this increase in the average balance of our loan and lease portfolio was a $586.5 million decrease in the average balance of investment securities. The average balance of our commercial mortgage portfolio increased by $214.0 million in the first quarter of 2019 compared to the same period in 2018 as a result of continued demand from new and existing customers as the Hawaii economy continues to be strong. The average balance in our residential mortgage portfolio increased by $202.0 million in the first quarter of 2019 compared to the same period in 2018 primarily due to a relatively constant level of loan originations combined with a slowdown in payoff activity. The average balance in our automobile portfolio increased by $126.7 million in the first quarter of 2019 compared to the same period in 2018 primarily due to steady automobile loan demand. The average balance of our home equity portfolio increased by $94.6 million in the first quarter of 2019 compared to the same period in 2018 due largely to continued loan demand in light of a healthy Hawaii economy and stable real estate market conditions. In addition, utilization rates on new and existing home equity lines remained consistent during the first quarter of 2019.

Average balances of our interest-bearing liabilities increased by $220.1 million or 2% in the first quarter of 2019 compared to the same period in 2018 primarily due to growth in our relationship savings products, offset by the aforementioned lower average balance in our public time deposit products. Average balance in our core deposit products increased by $356.3 million in the first quarter of 2019 compared to the same period in 2018. Average balance in other debt decreased by $137.1 million in the first quarter of 2019 compared to the same period in 2018 primarily due to the maturing of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $3.0 million in the first quarter of 2019 compared to a $4.1 million provision in the same period in 2018. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $0.4 million or 1% in the first quarter of 2019 compared to the same period in 2018.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
Trust and Asset Management	$10,761	$11,181	$(420)
Mortgage Banking	2,287	2,145	142
Service Charges on Deposit Accounts	7,364	7,129	235
Fees, Exchange, and Other Service Charges	14,208	14,333	(125)
Investment Securities Gains (Losses), Net	(835)	(666)	(169)
Annuity and Insurance	2,578	1,206	1,372
Bank-Owned Life Insurance	1,710	1,842	(132)
Other Income	5,606	6,865	(1,259)
Total Noninterest Income	$43,679	$44,035	$(356)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.1 billion and $9.3 billion as of March 31, 2019 and 2018, respectively.  Trust and asset management income decreased by $0.4 million or 4% in the first quarter of 2019 compared to the same period in 2018 due to a decrease in termination, transfer, and service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $0.1 million or 7% in the first quarter of 2019 compared to the same period in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $0.2 million or 3% in the first quarter of 2019 compared to the same period in 2018. This increase was primarily due to a $0.5 million increase in overdraft fees. This increase was partially offset by a $0.3 million decrease in account analysis and other fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges remained relatively unchanged in the first quarter of 2019 compared to the same period in 2018.

Investment securities gains (losses), net totaled $(0.8) million in the first quarter of 2019 compared to $(0.7) million during the same period in 2018. The net losses in the first quarters of 2019 and 2018 were due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (135,296 Class A equivalents) that we own are carried at a zero cost basis.

Annuity and insurance income increased by $1.4 million or 114% in the first quarter of 2019 compared to the same period in 2018. This increase was primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

Bank-owned life insurance decreased by $0.1 million or 7% in the first quarter of 2019 compared to the same period in 2018. This decrease was primarily due to death benefits received in the first quarter of 2018.

Other noninterest income decreased by $1.3 million or 18% in the first quarter of 2019 compared to the same period in 2018 due to a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million. This decrease was partially offset by a $1.1 million increase in fees for our customer interest rate swap derivatives and a $0.5 million gain on the sale of leased assets.

Noninterest Expense

Noninterest expense decreased by $1.3 million or 1% in the first quarter of 2019 compared to the same period in 2018.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2019	2018	Change
Salaries	$32,480	$32,704	$(224)
Incentive Compensation	5,904	5,178	726
Share-Based Compensation	3,079	2,081	998
Commission Expense	930	954	(24)
Retirement and Other Benefits	5,107	4,841	266
Payroll Taxes	4,247	4,172	75
Medical, Dental, and Life Insurance	4,465	3,461	1,004
Separation Expense	374	1,031	(657)
Total Salaries and Benefits	56,586	54,422	2,164
Net Occupancy	7,594	8,534	(940)
Net Equipment	6,833	5,527	1,306
Data Processing	4,526	3,891	635
Professional Fees	2,453	2,773	(320)
FDIC Insurance	1,269	2,157	(888)
Other Expense:
Delivery and Postage Services	2,078	2,289	(211)
Mileage Program Travel	1,180	1,135	45
Merchant Transaction and Card Processing Fees	1,275	1,328	(53)
Advertising	1,527	1,255	272
Amortization of Solar Energy Partnership Investments	940	916	24
Other	6,796	10,157	(3,361)
Total Other Expense	13,796	17,080	(3,284)
Total Noninterest Expense	$93,057	$94,384	$(1,327)

Total salaries and benefits expense increased by $2.2 million or 4% in the first quarter of 2019 compared to the same period in 2018. Share-based compensation increased by $1.0 million due to the value of restricted stock units increasing as a result of the Company’s higher share price and additional restricted stock grants being amortized. Medical, dental, and life insurance increased by $1.0 million primarily due to an increase in group health plan costs. In addition, incentive compensation increased by $0.7 million. These increases were partially offset by a $0.7 million decrease in separation expense.

Net occupancy decreased by $0.9 million or 11% in the first quarter of 2019 compared to the same period in 2018. This decrease was primarily due to a $0.6 million gain on sale of real estate property on the island of Oahu during the first quarter of 2019 coupled with a $0.5 million decrease in net rental expense.

Net equipment increased by $1.3 million or 24% in the first quarter of 2019 compared to the same period in 2018. These increases were due to higher depreciation expense.

Data processing increased by $0.6 million or 16% in the first quarter of 2019 compared to the same period in 2018 due to ongoing information technology projects.

Professional fees decreased by $0.3 million or 12% in the first quarter of 2019 compared to the same period in 2018 primarily due to a $0.2 million decrease in professional services primarily in our mortgage division and a $0.1 million decrease in legal fees.

FDIC insurance decreased by $0.9 million of 41% in the first quarter of 2019 compared to the same period in 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

Total other expense decreased by $3.3 million or 19% in the first quarter of 2019 compared to the same period in 2018 due to a $2.0 million legal reserve recorded in first quarter 2018 and a $0.9 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018. We also experienced a decrease in delivery and postage ($0.2 million) and operating losses ($0.2 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Provision for Income Taxes	$13,660	$10,442
Effective Tax Rates	18.85%	16.19%

The provision for income taxes was $13.7 million in the first quarter of 2019, an increase of $3.2 million or 31% compared to the same period in 2018. The effective tax rate for the first quarter of 2019 was 18.85%, up from 16.19% for the same period in 2018. The higher effective rate in the first quarter of 2019 compared to the same period in 2018 was primarily due to a benefit recorded in first quarter of 2018 for a basis adjustment to the company’s low income housing investment. The tax rate was also unfavorably impacted by higher pretax book income compared to a fixed amount of tax credits and a reduced tax benefit from municipal bonds, which were sold as part of a portfolio repositioning. This was partially offset by a $1.9 million tax benefit from an early buyout of a leveraged lease.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.5 billion as of March 31, 2019 and December 31, 2018. As of March 31, 2019, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.3 years.

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

During the first three months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning.  Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of March 31, 2019, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2019, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of March 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.4 years.

Gross unrealized gains in our investment securities portfolio were $31.8 million as of March 31, 2019 and $21.2 million as of December 31, 2018.  Gross unrealized losses on our temporarily impaired investment securities were $68.3 million as of March 31, 2019 and $103.5 million as of December 31, 2018. The lower unrealized losses were primarily caused by the decrease in interest rates during the first quarter of 2019. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and corporate debt securities. See Note 3 to the Consolidated Financial Statements for more information.

As of March 31, 2019, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $408.8 million, representing 98% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 94% were credit-rated Aa2 or better by Moody’s. Most of the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Approximately 80% of our Hawaii municipal bond holdings were general obligation issuances.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,331,345	$1,331,149
Commercial Mortgage	2,381,213	2,302,356
Construction	132,775	170,061
Lease Financing	154,919	176,226
Total Commercial	4,000,252	3,979,792
Consumer
Residential Mortgage	3,702,553	3,673,796
Home Equity	1,698,666	1,681,442
Automobile	676,730	658,133
Other [1]	470,408	455,611
Total Consumer	6,548,357	6,468,982
Total Loans and Leases	$10,548,609	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2019 increased by $99.8 million or 1% from December 31, 2018 primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of March 31, 2019 increased by $20.5 million or 1% from December 31, 2018.  Commercial mortgage loans increased by $78.9 million or 3% from December 31, 2018 primarily due to continued demand from new and existing customers as the Hawaii economy continues to be strong. Construction loans decreased by $37.3 million or 22% from December 31, 2018 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $21.3 million or 12% from December 31, 2018 primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2019.

Consumer loans and leases as of March 31, 2019 increased by $79.4 million or 1% from December 31, 2018.  Residential mortgage loans increased by $28.8 million or 1% from December 31, 2018, primarily due to steady loan originations which was offset by an increase in payoff activity. Automobile loans increased by $18.6 million or 3% from December 31, 2018 primarily driven by competitive loan programs. Home equity lines and loans increased by $17.2 million or 1% from December 31, 2018 as a result of consistent loan demand in light of a healthy Hawaii economy and stable real estate market conditions. Additionally, utilization rates remained steady on existing home equity lines during 2019. Other consumer loans increased by $14.8 million or 3% from December 31, 2018, primarily due to growth in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2019
Commercial
Commercial and Industrial	$1,139,897	$113,148	$72,857	$5,079	$364	$1,331,345
Commercial Mortgage	2,030,068	114,586	236,086	473	—	2,381,213
Construction	132,775	—	—	—	—	132,775
Lease Financing	59,320	91,502	732	—	3,365	154,919
Total Commercial	3,362,060	319,236	309,675	5,552	3,729	4,000,252
Consumer
Residential Mortgage	3,626,523	—	74,706	1,324	—	3,702,553
Home Equity	1,660,640	137	36,843	1,046	—	1,698,666
Automobile	526,837	—	135,642	14,251	—	676,730
Other [3]	385,904	—	56,172	28,332	—	470,408
Total Consumer	6,199,904	137	303,363	44,953	—	6,548,357
Total Loans and Leases	$9,561,964	$319,373	$613,038	$50,505	$3,729	$10,548,609

December 31, 2018
Commercial
Commercial and Industrial	$1,142,172	$100,786	$86,763	$1,277	$151	$1,331,149
Commercial Mortgage	1,926,172	115,209	260,501	474	—	2,302,356
Construction	170,061	—	—	—	—	170,061
Lease Financing	61,813	109,933	786	—	3,694	176,226
Total Commercial	3,300,218	325,928	348,050	1,751	3,845	3,979,792
Consumer
Residential Mortgage	3,596,908	—	75,373	1,515	—	3,673,796
Home Equity	1,643,529	161	36,571	1,181	—	1,681,442
Automobile	513,836	—	131,967	12,330	—	658,133
Other [3]	372,767	—	53,992	28,852	—	455,611
Total Consumer	6,127,040	161	297,903	43,878	—	6,468,982
Total Loans and Leases	$9,427,258	$326,089	$645,953	$45,629	$3,845	$10,448,774

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

Our Hawaii loan and lease portfolio increased by $134.7 million or 1% from December 31, 2018, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank and Federal Reserve Bank Stock	$34,970	$35,858
Derivative Financial Instruments	16,240	14,604
Low-Income Housing and Other Equity Investments	82,352	85,860
Deferred Compensation Plan Assets	35,387	31,871
Prepaid Expenses	13,118	8,533
Accounts Receivable	39,314	18,996
Other	34,806	35,160
Total Other Assets	$256,187	$230,882

Total other assets increased by $25.3 million or 11% from December 31, 2018. The increase was primarily due to a $20.3 million increase in accounts receivable, which was primarily due to a $20.0 million matured security in the first quarter of 2019. In addition, prepaid expenses increased $4.6 million primarily due an increase in prepaid insurance and other expenses.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2019	December 31, 2018
Consumer	$7,944,793	$7,726,731
Commercial	6,162,042	6,098,186
Public and Other	1,160,475	1,202,325
Total Deposits	$15,267,310	$15,027,242

Total deposits were $15.3 billion as of March 31, 2019, an increase of $240.1 million or 2% from December 31, 2018. This increase was primarily due to a $218.1 million increase in consumer deposits due to an increase in core deposits and time deposits of $198.6 million and $19.5 million respectively. In addition, commercial deposits increased by $63.9 million primarily due to a $64.4 million increase in core deposits. These increases were partially offset by a $41.9 million decrease in public and other deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2019	December 31, 2018
Money Market	$2,250,901	$1,973,979
Regular Savings	3,695,980	3,565,220
Total Savings Deposits	$5,946,881	$5,539,199

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2019	December 31, 2018
Private Institutions	$500,000	$500,000
Government Entities	4,299	4,296
Total Securities Sold Under Agreements to Repurchase	$504,299	$504,296

Securities sold under agreements to repurchase was $504.3 million as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the weighted-average maturity was 234 days for our repurchase agreements with government entities and 2.4 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.8 years.  As of March 31, 2019, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.61% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank Advances	$100,000	$125,000
Capital Lease Obligations	10,624	10,643
Total	$110,624	$135,643

Other debt was $110.6 million as of March 31, 2019, a decrease of $25.0 million or 18% from December 31, 2018. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2019. As of March 31, 2019, our FHLB advances had a weighted-average interest rate of 2.12% with maturity dates ranging from 2019 to 2020. These advances were primarily for asset/liability management purposes. As of March 31, 2019, our remaining unused line of credit with the FHLB was $2.3 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Retail Banking	$24,517	$19,017
Commercial Banking	25,948	21,535
Investment Services and Private Banking	4,828	5,456
Total	55,293	46,008
Treasury and Other	3,506	8,032
Consolidated Total	$58,799	$54,040

Retail Banking

Net income increased by $5.5 million or 29% in the first quarter of 2019 primarily due to increases in noninterest income and net interest income, and a decrease in noninterest expense and the Provision. This was partially offset by an increase in the provision for income taxes. The increase in noninterest income was primarily due to a one-time commission received related to insurance products offered through a third-party administrator, as well as an increase in overdraft fees. The increase in net interest income was due to higher average rates and higher average balances in the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. This was partially offset by lower average rates in the segment’s loan portfolio. The decrease in noninterest expense was primarily related to a $2.0 million increase in legal reserves recorded in the first quarter of 2018, and lower credit card expenses related to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio. This was partially offset by higher allocated administrative, technology and operations expense. The decrease in the Provision was primarily due to lower net charge-offs due to the sale of our MyBankoh Rewards Credit Card portfolio, as well as lower net charge-offs in our auto loan and residential mortgage portfolios. This was partially offset by higher net charge-offs in our installment loan portfolio. The provision for income taxes increased due to higher pretax book income.

Commercial Banking

Net income increased by $4.4 million or 20% in the first quarter of 2019 compared to the same period in 2018 primarily due to increases in net interest income and noninterest income. This was partially offset by increases in provision for losses and noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit and growth in the segment’s loan portfolio. The increase in noninterest income was due to higher fees related to our customer interest rate swap derivative program and to higher net gains on the sale of equipment leases. The increase in the provision for losses was primarily due to higher net charge-offs of loans in the segment. The increase in noninterest expense was primarily due to higher allocated expenses.

Investment Services and Private Banking

Net income decreased by $0.6 million or 12% in the first quarter of 2019 compared to the same period in 2018 primarily due to an increase in noninterest expense and decrease in noninterest revenue which was partially offset higher net interest income.  The increase in noninterest expense was primarily driven by higher allocated expenses.  The decrease in noninterest revenue was driven by lower trust service fees and lower service charges on deposit accounts. The increase in net interest income was primarily driven by the transfer of deposits from the Retail Banking segment and higher earnings credit on segment’s deposit portfolio.

Treasury and Other

Net income decreased by $4.5 million or 56% in the first quarter of 2019 compared to the same period in 2018 primarily due to a reduction in noninterest income and a lower provision for income taxes. This was partially offset by a decrease in the Provision. The decrease in noninterest income was primarily due to a distribution received from a low-income housing investment sale in the first quarter of 2018. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate increased to 18.85% in the first quarter of 2019 compared to 16.19% in the first quarter of 2018.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2019, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2019.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2019	December 31, 2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$393	$542
Commercial Mortgage	5,911	2,040
Total Commercial	6,304	2,582
Consumer
Residential Mortgage	5,599	5,321
Home Equity	2,797	3,671
Total Consumer	8,396	8,992
Total Non-Accrual Loans and Leases	14,700	11,574
Foreclosed Real Estate	3,225	1,356
Total Non-Performing Assets	$17,925	$12,930

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$66	$10
Total Commercial	66	10
Consumer
Residential Mortgage	$903	$2,446
Home Equity	3,381	2,684
Automobile	734	513
Other [1]	1,033	914
Total Consumer	6,051	6,557
Total Accruing Loans and Leases Past Due 90 Days or More	$6,117	$6,567
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$48,571	$48,731
Total Loans and Leases	$10,548,609	$10,448,774
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.11%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.17%	0.12%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.16%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.18%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.23%	0.19%
Changes in Non-Performing Assets
Balance as of December 31, 2018	$12,930
Additions	8,217
Reductions
Payments	(989)
Return to Accrual Status	(316)
Sales of Foreclosed Real Estate	—
Charge-offs/Write-downs	(1,917)
Total Reductions	(3,222)
Balance as of March 31, 2019	$17,925

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $17.9 million as of March 31, 2019, an increase of $5.0 million or 39% from December 31, 2018.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.17% as of March 31, 2019 and 0.12% as of December 31, 2018.

Commercial mortgage non-accrual loans were $5.9 million as of March 31, 2019, an increase of $3.9 million or 190% from December 31, 2018 due to one additional loan. We have evaluated the three remaining commercial mortgage non-accrual loans for impairment and recorded a charge-off of $1.6 million on one of the loans.

Residential mortgage non-accrual loans were $5.6 million as of March 31, 2019, relatively unchanged from December 31, 2018.  As of March 31, 2019, our residential mortgage non-accrual loans were comprised of 19 loans with a weighted average current loan-to-value ratio of 64%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.9 million or 138% from December 31, 2018 due to the addition of four residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $6.1 million as of March 31, 2019, a $0.5 million or 7% decrease from December 31, 2018. The decrease was primarily in residential mortgage loans, which was offset by an increase in the home equity portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $58.0 million as of March 31, 2019 and $54.6 million as of December 31, 2018, and had a related Allowance of $3.9 million as of March 31, 2019 and $4.0 million as of December 31, 2018.  As of March 31, 2019, we have recorded cumulative charge-offs of $9.2 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial
Commercial and Industrial	$6,621	$6,198
Commercial Mortgage	7,277	4,144
Construction	1,294	1,321
Total Commercial	15,192	11,663
Consumer
Residential Mortgage	19,313	19,753
Home Equity	3,281	3,359
Automobile	17,784	17,117
Other [1]	1,991	2,098
Total Consumer	42,369	42,327
Total	$57,561	$53,990

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $3.6 million or 7% from December 31, 2018. The increase was primarily due to one commercial mortgage loan modified in a TDR during the first quarter of 2019. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2019	2018	2018
Balance at Beginning of Period	$113,515	$115,512	$114,168
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(370)	(365)	(206)
Commercial Mortgage	(1,616)	—	—
Consumer
Residential Mortgage	(4)	(1)	(97)
Home Equity	(295)	(406)	(91)
Automobile	(1,753)	(2,335)	(2,254)
Other [1]	(2,790)	(3,781)	(3,340)
Total Loans and Leases Charged-Off	(6,828)	(6,888)	(5,988)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	501	803	328
Consumer
Residential Mortgage	484	112	220
Home Equity	588	367	625
Automobile	881	949	599
Other [1]	704	660	683
Total Recoveries on Loans and Leases Previously Charged-Off	3,158	2,891	2,455
Net Loans and Leases Charged-Off	(3,670)	(3,997)	(3,533)
Provision for Credit Losses	3,000	2,000	4,125
Balance at End of Period [2]	$112,845	$113,515	$114,760

Components
Allowance for Loan and Lease Losses	$106,023	$106,693	$107,938
Reserve for Unfunded Commitments	6,822	6,822	6,822
Total Reserve for Credit Losses	$112,845	$113,515	$114,760

Average Loans and Leases Outstanding	$10,467,321	$10,320,051	$9,803,753

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.14%	0.15%	0.15%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.01%	1.02%	1.09%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of March 31, 2019, the Allowance was $106.0 million or 1.01% of total loans and leases outstanding, compared with an Allowance of $106.7 million or 1.02% of total loans and leases outstanding as of December 31, 2018.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.7 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2019 compared to net charge-offs of $3.5 million or 0.15% of total average loans and leases, on an annualized basis, in the first quarter of 2018. Net charge-offs in our consumer portfolios were $2.2 million compared to $3.7 million for the same period in 2018. Net charge-offs in our commercial portfolios were $1.5 million for the first three months of 2019 compared to $0.1 million net recoveries for the same period in 2018.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2019, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of March 31, 2019, unchanged from December 31, 2018. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2019, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2019 was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2019		December 31, 2018
Gradual Change in Interest Rates (basis points)
+200	$12,489	2.5%	$11,014	2.2%
+100	6,541	1.3	5,673	1.1
-100	(7,303)	(1.4)	(6,289)	(1.2)

Immediate Change in Interest Rates (basis points)
+200	$27,069	5.3%	$23,309	4.6%
+100	15,099	3.0	12,517	2.5
-100	(21,945)	(4.3)	(17,665)	(3.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2019, we had additional borrowing capacity of $2.3 billion from the FHLB and $551.2 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2019.  As of March 31, 2019, cash and cash equivalents were $541.3 million, the carrying value of our available-for-sale investment securities was $1.9 billion, and total deposits were $15.3 billion.  As of March 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.4 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2019, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2019, shareholders’ equity was $1.3 billion, relatively unchanged from December 31, 2018. For the first three months of 2019, net income of $58.8 million, common stock issuances of $2.1 million, share-based compensation of $2.3 million, and other comprehensive income of $7.2 million were partially offset by cash dividends paid of $25.6 million and common stock repurchased of $43.2 million. In the first three months of 2019, we repurchased 513,394 shares under our share repurchase program. These shares were repurchased at an average cost per share of $77.79 and a total cost of $39.9 million. From the beginning of our share repurchase program in July 2001 through March 31, 2019, we repurchased a total of 55.8 million shares of common stock and returned a total of $2.2 billion to our shareholders at an average cost of $39.50 per share.

From April 1, 2019 through April 16, 2019, the Parent repurchased an additional 98,000 shares of common stock at an average cost of $80.65 per share for a total of $7.9 million. Remaining buyback authority under our share repurchase program was $113.9 million as of April 16, 2019. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2019, the Parent’s Board of Directors declared a quarterly cash dividend of $0.65 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2019 to shareholders of record at the close of business on May 31, 2019.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of March 31, 2019 and December 31, 2018.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2019	December 31, 2018
	Regulatory Capital
	Shareholders’ Equity	$1,269,690	$1,268,200
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(35,765)	(36,010)
	Net Unrealized Gains (Losses) on Investment Securities [2]	(8,113)	(15,033)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,285,048	1,290,723

	Tier 1 Capital	1,285,048	1,290,723
	Allowable Reserve for Credit Losses	112,845	113,515
	Total Regulatory Capital	$1,397,893	$1,404,238

	Risk-Weighted Assets	$10,079,858	$9,878,904

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	12.75%	13.07%
	Tier 1 Capital Ratio	12.75	13.07
	Total Capital Ratio	13.87	14.21
	Tier 1 Leverage Ratio	7.46	7.60
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Deposit Insurance Fund Assessment

On September 30, 2018, the FDIC terminated a temporary surcharge of 4.5 cents per $100 of assessment base (after certain adjustments) on bank with at least $10 billion in assets, such as the Company. A further reduction in assessment rates will occur if and when the FDIC’s Deposit Insurance Fund Reserve Ratio reaches 2.0 percent.

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

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated VIEs.  These unconsolidated VIEs are primarily low-income housing partnerships and solar energy partnerships.  Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE.  We have determined that the Company is not the primary beneficiary of these entities.  As a result, we do not consolidate these VIEs.

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

Uncertainty About the Continuing Availability of LIBOR May Adversely Affect Our Business
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”) announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR.  With this announcement there is uncertainty about the continued availability of LIBOR after 2021.  If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected.  Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.  We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR.  If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2019 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2019	215,289	$73.53	213,500	$146,016,271
February 1 - 28, 2019	145,000	81.14	145,000	134,251,060
March 1 - 31, 2019	193,015	80.93	154,894	121,786,617
Total	553,304	$78.11	513,394

[1]
During the first quarter of 2019, 39,910 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 22, 2019		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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