Form 10-Q
period 2019-06-30
BANK OF HAWAII CORP
filed 2019-07-22
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019
or
☐                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
period from              to

Commission File Number: 1-6887

BANK OF HAWAII CORP
(Exact name of registrant as specified in its charter)

Delaware		99-0148992
(State of incorporation)		(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)
 1-888-643-3888
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol	Name of each exchange on which registered
Common Stock	$.01 Par Value	BOH	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐  No ☒
 As of July 16, 2019, there were 40,626,462 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest Income
Interest and Fees on Loans and Leases	$110,401	$101,311	$218,912	$198,945
Income on Investment Securities
Available-for-Sale	15,072	12,380	28,504	24,521
Held-to-Maturity	22,149	20,711	44,070	42,007
Deposits	9	(4)	24	14
Funds Sold	730	846	2,174	1,603
Other	210	341	529	641
Total Interest Income	148,571	135,585	294,213	267,731
Interest Expense
Deposits	18,628	9,459	33,912	17,040
Securities Sold Under Agreements to Repurchase	4,623	4,617	9,194	9,181
Funds Purchased	512	83	669	136
Short-Term Borrowings	1	13	37	29
Other Debt	710	917	1,467	1,893
Total Interest Expense	24,474	15,089	45,279	28,279
Net Interest Income	124,097	120,496	248,934	239,452
Provision for Credit Losses	4,000	3,500	7,000	7,625
Net Interest Income After Provision for Credit Losses	120,097	116,996	241,934	231,827
Noninterest Income
Trust and Asset Management	11,385	11,356	22,146	22,537
Mortgage Banking	3,336	2,179	5,623	4,324
Service Charges on Deposit Accounts	7,283	6,865	14,647	13,994
Fees, Exchange, and Other Service Charges	14,252	14,400	28,460	28,733
Investment Securities Gains (Losses), Net	(776)	(1,702)	(1,611)	(2,368)
Annuity and Insurance	1,806	1,847	4,384	3,053
Bank-Owned Life Insurance	1,779	1,796	3,489	3,638
Other	6,385	4,557	11,991	11,422
Total Noninterest Income	45,450	41,298	89,129	85,333
Noninterest Expense
Salaries and Benefits	53,511	52,148	110,097	106,570
Net Occupancy	8,579	8,588	16,173	17,122
Net Equipment	6,895	5,845	13,728	11,372
Data Processing	4,727	4,563	9,253	8,454
Professional Fees	2,177	2,546	4,630	5,319
FDIC Insurance	1,290	2,182	2,559	4,339
Other	15,546	14,919	29,342	31,999
Total Noninterest Expense	92,725	90,791	185,782	185,175
Income Before Provision for Income Taxes	72,822	67,503	145,281	131,985
Provision for Income Taxes	15,903	12,785	29,563	23,227
Net Income	$56,919	$54,718	$115,718	$108,758
Basic Earnings Per Share	$1.40	$1.31	$2.84	$2.59
Diluted Earnings Per Share	$1.40	$1.30	$2.82	$2.57
Dividends Declared Per Share	$0.65	$0.60	$1.27	$1.12
Basic Weighted Average Shares	40,541,594	41,884,221	40,738,772	41,960,743
Diluted Weighted Average Shares	40,769,767	42,152,200	40,988,001	42,252,900

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$56,919	$54,718	$115,718	$108,758
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	16,209	(2,974)	23,128	(12,095)
Defined Benefit Plans	245	216	491	432
Total Other Comprehensive Income (Loss)	16,454	(2,758)	23,619	(11,663)
Comprehensive Income	$73,373	$51,960	$139,337	$97,095

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Interest-Bearing Deposits in Other Banks	$3,859	$3,028
Funds Sold	204,340	198,860
Investment Securities
Available-for-Sale	2,649,949	2,007,942
Held-to-Maturity (Fair Value of $2,973,229 and $3,413,994)	2,959,611	3,482,092
Loans Held for Sale	22,706	10,987
Loans and Leases	10,759,129	10,448,774
Allowance for Loan and Lease Losses	(107,672)	(106,693)
Net Loans and Leases	10,651,457	10,342,081
Total Earning Assets	16,491,922	16,044,990
Cash and Due From Banks	282,164	324,081
Premises and Equipment, Net	169,671	151,837
Operating Lease Right-of-Use Assets	103,336	—
Accrued Interest Receivable	49,726	51,230
Foreclosed Real Estate	2,737	1,356
Mortgage Servicing Rights	24,233	24,310
Goodwill	31,517	31,517
Bank-Owned Life Insurance	285,295	283,771
Other Assets	248,244	230,882
Total Assets	$17,688,845	$17,143,974

Liabilities
Deposits
Noninterest-Bearing Demand	$4,528,251	$4,739,596
Interest-Bearing Demand	3,033,066	3,002,925
Savings	6,004,528	5,539,199
Time	1,922,976	1,745,522
Total Deposits	15,488,821	15,027,242
Short-Term Borrowings	—	199
Securities Sold Under Agreements to Repurchase	504,299	504,296
Other Debt	110,605	135,643
Operating Lease Liabilities	110,483	—
Retirement Benefits Payable	40,047	40,494
Accrued Interest Payable	9,454	8,253
Taxes Payable and Deferred Taxes	21,337	19,736
Other Liabilities	117,851	139,911
Total Liabilities	16,402,897	15,875,774
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2019 - 58,175,367 / 40,687,719 and December 31, 2018 - 58,063,689 / 41,499,898)	579	577
Capital Surplus	577,346	571,704
Accumulated Other Comprehensive Loss	(27,424)	(51,043)
Retained Earnings	1,704,993	1,641,314
Treasury Stock, at Cost (Shares: June 30, 2019 - 17,487,648 and December 31, 2018 - 16,563,791)	(969,546)	(894,352)
Total Shareholders’ Equity	1,285,948	1,268,200
Total Liabilities and Shareholders’ Equity	$17,688,845	$17,143,974
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Income	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690

Net Income	—	—	—	—	56,919	—	56,919
Other Comprehensive Income	—	—	—	16,454	—	—	16,454
Share-Based Compensation	—	—	2,164	—	—	—	2,164
Common Stock Issued under Purchase and Equity Compensation Plans	43,180	1	588	—	365	1,308	2,262
Common Stock Repurchased	(434,149)	—	—	—	—	(34,986)	(34,986)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,555)	—	(26,555)
Balance as of June 30, 2019	40,687,719	$579	$577,346	$(27,424)	$1,704,993	$(969,546)	$1,285,948

Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	54,040	—	54,040
Other Comprehensive Loss	—	—	—	(8,905)	—	—	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	1,867	—	—	—	1,867
Common Stock Issued under Purchase and Equity Compensation Plans	121,299	1	570	—	252	1,128	1,951
Common Stock Repurchased	(208,328)	—	—	—	—	(17,541)	(17,541)
Cash Dividends Declared ($0.52 per share)	—	—	—	—	(22,087)	—	(22,087)
Balance as of March 31, 2018	42,314,414	$577	$563,598	$(51,097)	$1,551,900	$(823,785)	$1,241,193

Net Income	—	—	—	—	54,718	—	54,718
Other Comprehensive Loss	—	—	—	(2,758)	—	—	(2,758)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	—	—	—	—
Share-Based Compensation	—	—	2,188	—	—	—	2,188
Common Stock Issued under Purchase and Equity Compensation Plans	58,345	—	650	—	(86)	1,864	2,428
Common Stock Repurchased	(288,693)	—	—	—	—	(24,688)	(24,688)
Cash Dividends Declared ($0.60 per share)	—	—	—	—	(25,364)	—	(25,364)
Balance as of June 30, 2018	42,084,066	$577	$566,436	$(53,855)	$1,581,168	$(846,609)	$1,247,717
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
Operating Activities
Net Income	$115,718	$108,758
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	7,000	7,625
Depreciation and Amortization	8,232	6,788
Amortization of Deferred Loan and Lease Fees	(487)	(292)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	9,951	17,632
Amortization of Operating Lease Right-of-Use Assets	6,359	—
Share-Based Compensation	4,438	4,055
Benefit Plan Contributions	(887)	(798)
Deferred Income Taxes	(2,711)	(2,496)
Gains on Sale of Premises and Equipment	(558)	—
Net Gains on Sales of Loans and Leases	(2,166)	(1,070)
Net Losses (Gains) on Sales of Investment Securities	1,611	2,368
Proceeds from Sales of Loans Held for Sale	162,426	152,004
Originations of Loans Held for Sale	(173,117)	(148,513)
Net Tax Benefits from Share-Based Compensation	637	949
Net Change in Other Assets and Other Liabilities	(36,486)	(18,529)
Net Cash Provided by Operating Activities	99,960	128,481

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,423,672	209,572
Purchases	(1,029,942)	(99,254)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	367,211	425,043
Purchases	(864,955)	(99,415)
Net Change in Loans and Leases	(316,228)	(264,304)
Purchases of Premises and Equipment	(26,146)	(18,652)
Proceeds from Sale of Premises and Equipment	639	—
Net Cash Provided by (Used in) Investing Activities	(445,749)	152,990

Financing Activities
Net Change in Deposits	461,579	59,390
Net Change in Short-Term Borrowings	(196)	(770)
Repayments of Long-Term Debt	(25,038)	(25,000)
Proceeds from Issuance of Common Stock	4,214	4,498
Repurchase of Common Stock	(78,175)	(42,229)
Cash Dividends Paid	(52,201)	(47,451)
Net Cash Provided by (Used in) Financing Activities	310,183	(51,562)

Net Change in Cash and Cash Equivalents	(35,606)	229,909
Cash and Cash Equivalents at Beginning of Period	525,969	447,851
Cash and Cash Equivalents at End of Period	$490,363	$677,760
Supplemental Information
Cash Paid for Interest	$44,077	$27,830
Cash Paid for Income Taxes	29,868	24,487
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	106,514	—
Initial Recognition of Operating Lease Liabilities	113,394	—
Transfer from Investment Securities Held-To-Maturity to Investment Securities Available-For-Sale	1,014,859	—
Transfer from Loans to Foreclosed Real Estate	1,869	2,307

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

Unfunded commitments to fund these low-income housing partnerships were $12.8 million and $15.2 million as of June 30, 2019 and December 31, 2018, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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
Although these entities meet the definition of a VIE, the Company is not the primary beneficiary of the entities as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $78.9 million and $85.9 million as of June 30, 2019 and December 31, 2018, respectively, and is included in other assets in the consolidated statements of condition.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in June 2019. See Note 3 Investment Securities for more information regarding the impact of the transfer of certain HTM debt securities to AFS. The amendments and pending adoption to Topics 326 and 825 are described in the section below.

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL approach will not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and the Company is planning to adopt the standard in the first quarter of 2020. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team has been working with an advisory consultant and has finalized and documented the methodologies that will be utilized. The team is currently developing controls, processes, policies and disclosures in preparation for performing a full end to end parallel run. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

As mentioned in the previous section the FASB issued ASU No. 2019-04 in April 2019. With respect to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 326 have the same effective dates as ASU 2016-13 (i.e., the first quarter of 2020). The Company is currently evaluating the potential impact of Topic 326 amendments on the Company’s Consolidated Financial Statements. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s Consolidated Financial Statements.

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Interest-Bearing Deposits in Other Banks	$3,859	$3,028
Funds Sold	204,340	198,860
Cash and Due From Banks	282,164	324,081
Total Cash and Cash Equivalents	$490,363	$525,969

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$336,474	$496	$(1,438)	$335,532
Debt Securities Issued by States and Political Subdivisions	61,228	993	(2)	62,219
Debt Securities Issued by U.S. Government-Sponsored Enterprises	192	4	—	196
Debt Securities Issued by Corporations	349,653	911	(752)	349,812
Mortgage-Backed Securities:
Residential - Government Agencies	1,219,120	12,519	(3,709)	1,227,930
Residential - U.S. Government-Sponsored Enterprises	500,664	4,663	(2,270)	503,057
Commercial - Government Agencies	170,567	2,960	(2,324)	171,203
Total Mortgage-Backed Securities	1,890,351	20,142	(8,303)	1,902,190
Total	$2,637,898	$22,546	$(10,495)	$2,649,949
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,721	$1,752	$(262)	$355,211
Debt Securities Issued by States and Political Subdivisions	65,421	1,405	—	66,826
Debt Securities Issued by Corporations	16,429	—	(234)	16,195
Mortgage-Backed Securities:
Residential - Government Agencies	1,219,447	13,744	(8,002)	1,225,189
Residential - U.S. Government-Sponsored Enterprises	1,218,431	10,095	(3,232)	1,225,294
Commercial - Government Agencies	86,162	215	(1,863)	84,514
Total Mortgage-Backed Securities	2,524,040	24,054	(13,097)	2,534,997
Total	$2,959,611	$27,211	$(13,593)	$2,973,229

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

As mentioned in Note 1 the FASB issued ASU No. 2019-04 in April 2019. In June 2019, the Company elected to early adopt the amendments to Topic 815, Derivatives and Hedging, which allowed the Company a one-time reclassification of certain prepayable debt securities from held-to-maturity to available-for-sale. On June 10, 2019, prepayable debt securities with a carrying value of $1.0 billion and a net unrealized gain of $3.1 million were transferred from held-to-maturity to available-for-sale. The reclassified securities consisted of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, municipal debt securities, and corporate debt securities.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2019.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$169,659	$169,782
Due After One Year Through Five Years	107,258	107,298
Due After Five Years Through Ten Years	135,099	136,099
Due After Ten Years	52	52
	412,068	413,231

Debt Securities Issued by Government Agencies	335,479	334,528
Mortgage-Backed Securities:
Residential - Government Agencies	1,219,120	1,227,930
Residential - U.S. Government-Sponsored Enterprises	500,664	503,057
Commercial - Government Agencies	170,567	171,203
Total Mortgage-Backed Securities	1,890,351	1,902,190
Total	$2,637,898	$2,649,949

Held-to-Maturity:
Due in One Year or Less	$219,851	$220,115
Due After One Year Through Five Years	199,291	201,922
Due After Five Years Through Ten Years	16,429	16,195
Due After Ten Years	—	—
	435,571	438,232
Mortgage-Backed Securities:
Residential - Government Agencies	1,219,447	1,225,189
Residential - U.S. Government-Sponsored Enterprises	1,218,431	1,225,294
Commercial - Government Agencies	86,162	84,514
Total Mortgage-Backed Securities	2,524,040	2,534,997
Total	$2,959,611	$2,973,229

Investment securities with carrying values of $2.5 billion and $2.3 billion as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Gross Gains on Sales of Investment Securities	$5,633	$—	$7,663	$—
Gross Losses on Sales of Investment Securities	(6,409)	(1,702)	(9,274)	(2,368)
Net Gains (Losses) on Sales of Investment Securities	$(776)	$(1,702)	$(1,611)	$(2,368)

The gross gains and losses on sales of investment securities during the three and six months ended June 30, 2019 included sales of municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning. In addition, fees paid to the counterparties of our prior Visa Class B share sale transactions which are expensed as incurred also contributed to the losses during the three and six months ended June 30, 2019 and June 30, 2018. In addition, the second quarter of 2018 included a $1.0 million liability recorded related to a change in the Visa Class B conversion ratio.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$6,597	$(37)	$192,407	$(1,401)	$199,004	$(1,438)
Debt Securities Issued by States and Political Subdivisions	—	—	626	(2)	626	(2)
Debt Securities Issued by Corporations	49,952	(48)	115,856	(704)	165,808	(752)
Mortgage-Backed Securities:
Residential - Government Agencies	55,175	(160)	221,343	(3,549)	276,518	(3,709)
Residential - U.S. Government-Sponsored Enterprises	35,262	(131)	202,939	(2,139)	238,201	(2,270)
Commercial - Government Agencies	—	—	57,344	(2,324)	57,344	(2,324)
Total Mortgage-Backed Securities	90,437	(291)	481,626	(8,012)	572,063	(8,303)
Total	$146,986	$(376)	$790,515	$(10,119)	$937,501	$(10,495)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$39,813	$(262)	$39,813	$(262)
Debt Securities Issued by Corporations	—	—	16,195	(234)	16,195	(234)
Mortgage-Backed Securities:
Residential - Government Agencies	341	—	512,748	(8,002)	513,089	(8,002)
Residential - U.S. Government-Sponsored Enterprises	4,580	(13)	305,816	(3,219)	310,396	(3,232)
Commercial - Government Agencies	—	—	63,189	(1,863)	63,189	(1,863)
Total Mortgage-Backed Securities	4,921	(13)	881,753	(13,084)	886,674	(13,097)
Total	$4,921	$(13)	$937,761	$(13,580)	$942,682	$(13,593)

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$157,058	$(964)	$173,763	$(1,613)	$330,821	$(2,577)
Debt Securities Issued by States and Political Subdivisions	38,138	(59)	156,772	(972)	194,910	(1,031)
Debt Securities Issued by Corporations	59,770	(231)	163,371	(1,626)	223,141	(1,857)
Mortgage-Backed Securities:
Residential - Government Agencies	6,299	(10)	19,011	(919)	25,310	(929)
Residential - U.S. Government-Sponsored Enterprises	—	—	473,380	(12,563)	473,380	(12,563)
Commercial - Government Agencies	—	—	59,380	(4,484)	59,380	(4,484)
Total Mortgage-Backed Securities	6,299	(10)	551,771	(17,966)	558,070	(17,976)
Total	$261,265	$(1,264)	$1,045,677	$(22,177)	$1,306,942	$(23,441)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$99,440	$(237)	$134,239	$(856)	$233,679	$(1,093)
Debt Securities Issued by Corporations	—	—	95,511	(1,755)	95,511	(1,755)
Mortgage-Backed Securities:
Residential - Government Agencies	12,974	(45)	1,491,747	(51,728)	1,504,721	(51,773)
Residential - U.S. Government-Sponsored Enterprises	—	—	617,000	(20,259)	617,000	(20,259)
Commercial - Government Agencies	19,217	(61)	145,715	(5,116)	164,932	(5,177)
Total Mortgage-Backed Securities	32,191	(106)	2,254,462	(77,103)	2,286,653	(77,209)
Total	$131,631	$(343)	$2,484,212	$(79,714)	$2,615,843	$(80,057)

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2019, which were comprised of 258 individual securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of June 30, 2019 and December 31, 2018, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Taxable	$35,336	$28,405	$67,328	$57,076
Non-Taxable	1,885	4,686	5,246	9,452
Total Interest Income from Investment Securities	$37,221	$33,091	$72,574	$66,528

As of June 30, 2019, included in the Company’s investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $127.8 million, representing 99% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 80% were credit-rated Aa2 or better by Moody’s. Most of the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Of the Company’s total Hawaii municipal bond holdings, 75% were general obligation issuances.

As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Federal Home Loan Bank Stock	$14,000	$15,000
Federal Reserve Bank Stock	20,970	20,858
Total	$34,970	$35,858

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2019, the conversion ratio was 1.6298. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (135,296 Class A equivalents) that the Company owns as of June 30, 2019 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,408,729	$1,331,149
Commercial Mortgage	2,411,289	2,302,356
Construction	119,228	170,061
Lease Financing	163,070	176,226
Total Commercial	4,102,316	3,979,792
Consumer
Residential Mortgage	3,785,006	3,673,796
Home Equity	1,694,577	1,681,442
Automobile	703,523	658,133
Other [1]	473,707	455,611
Total Consumer	6,656,813	6,468,982
Total Loans and Leases	$10,759,129	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2019 and 2018.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2019 and 2018.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$67,527	$38,496	$106,023
Loans and Leases Charged-Off	(206)	(4,923)	(5,129)
Recoveries on Loans and Leases Previously Charged-Off	401	2,377	2,778
Net Loans and Leases Recovered (Charged-Off)	195	(2,546)	(2,351)
Provision for Credit Losses	1,546	2,454	4,000
Balance at End of Period	$69,268	$38,404	$107,672
Six Months Ended June 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,192)	(9,765)	(11,957)
Recoveries on Loans and Leases Previously Charged-Off	902	5,034	5,936
Net Loans and Leases Recovered (Charged-Off)	(1,290)	(4,731)	(6,021)
Provision for Credit Losses	3,684	3,316	7,000
Balance at End of Period	$69,268	$38,404	$107,672
As of June 30, 2019
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$716	$3,327	$4,043
Collectively Evaluated for Impairment	68,552	35,077	103,629
Total	$69,268	$38,404	$107,672
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,791	$41,971	$62,762
Collectively Evaluated for Impairment	4,081,525	6,614,842	10,696,367
Total	$4,102,316	$6,656,813	$10,759,129

Three Months Ended June 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$64,110	$43,828	$107,938
Loans and Leases Charged-Off	(485)	(5,176)	(5,661)
Recoveries on Loans and Leases Previously Charged-Off	366	2,045	2,411
Net Loans and Leases Recovered (Charged-Off)	(119)	(3,131)	(3,250)
Provision for Credit Losses	(279)	3,779	3,500
Balance at End of Period	$63,712	$44,476	$108,188
Six Months Ended June 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(691)	(10,958)	(11,649)
Recoveries on Loans and Leases Previously Charged-Off	694	4,172	4,866
Net Loans and Leases Recovered (Charged-Off)	3	(6,786)	(6,783)
Provision for Credit Losses	(2,113)	9,738	7,625
Balance at End of Period	$63,712	$44,476	$108,188
As of June 30, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$100	$3,827	$3,927
Collectively Evaluated for Impairment	63,612	40,649	104,261
Total	$63,712	$44,476	$108,188
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,184	$41,981	$54,165
Collectively Evaluated for Impairment	3,804,088	6,195,070	9,999,158
Total	$3,816,272	$6,237,051	$10,053,323

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,374,994	$2,341,245	$117,961	$162,081	$3,996,281
Special Mention	17,730	50,098	—	—	67,828
Classified	16,005	19,946	1,267	989	38,207
Total	$1,408,729	$2,411,289	$119,228	$163,070	$4,102,316

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,779,877	$1,691,560	$702,916	$472,744	$6,647,097
Classified	5,129	3,017	607	963	9,716
Total	$3,785,006	$1,694,577	$703,523	$473,707	$6,656,813
Total Recorded Investment in Loans and Leases					$10,759,129

	December 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,302,278	$2,256,128	$168,740	$175,223	$3,902,369
Special Mention	17,688	30,468	—	5	48,161
Classified	11,183	15,760	1,321	998	29,262
Total	$1,331,149	$2,302,356	$170,061	$176,226	$3,979,792

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,668,475	$1,677,193	$657,620	$454,697	$6,457,985
Classified	5,321	4,249	513	914	10,997
Total	$3,673,796	$1,681,442	$658,133	$455,611	$6,468,982
Total Recorded Investment in Loans and Leases					$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2019
Commercial
Commercial and Industrial	$2,908	$105	$—	$552	$3,565	$1,405,164	$1,408,729	$355
Commercial Mortgage	749	202	—	11,310	12,261	2,399,028	2,411,289	11,310
Construction	—	—	—	—	—	119,228	119,228	—
Lease Financing	—	—	—	—	—	163,070	163,070	—
Total Commercial	3,657	307	—	11,862	15,826	4,086,490	4,102,316	11,665
Consumer
Residential Mortgage	4,688	396	1,859	4,697	11,640	3,773,366	3,785,006	338
Home Equity	3,059	1,751	2,981	2,486	10,277	1,684,300	1,694,577	443
Automobile	11,727	1,663	607	—	13,997	689,526	703,523	—
Other [1]	2,528	1,578	963	—	5,069	468,638	473,707	—
Total Consumer	22,002	5,388	6,410	7,183	40,983	6,615,830	6,656,813	781
Total	$25,659	$5,695	$6,410	$19,045	$56,809	$10,702,320	$10,759,129	$12,446

As of December 31, 2018
Commercial
Commercial and Industrial	$3,653	$118	$10	$542	$4,323	$1,326,826	$1,331,149	$515
Commercial Mortgage	561	—	—	2,040	2,601	2,299,755	2,302,356	2,040
Construction	—	—	—	—	—	170,061	170,061	—
Lease Financing	—	—	—	—	—	176,226	176,226	—
Total Commercial	4,214	118	10	2,582	6,924	3,972,868	3,979,792	2,555
Consumer
Residential Mortgage	5,319	638	2,446	5,321	13,724	3,660,072	3,673,796	1,203
Home Equity	3,323	1,581	2,684	3,671	11,259	1,670,183	1,681,442	765
Automobile	12,372	2,240	513	—	15,125	643,008	658,133	—
Other [1]	2,913	1,245	914	—	5,072	450,539	455,611	—
Total Consumer	23,927	5,704	6,557	8,992	45,180	6,423,802	6,468,982	1,968
Total	$28,141	$5,822	$6,567	$11,574	$52,104	$10,396,670	$10,448,774	$4,523

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2019
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,844	$4,844	$—
Commercial Mortgage	5,721	10,837	—
Construction	1,267	1,267	—
Total Commercial	11,832	16,948	—
Total Impaired Loans with No Related Allowance Recorded	$11,832	$16,948	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,682	$1,913	$111
Commercial Mortgage	7,277	7,277	605
Total Commercial	8,959	9,190	716
Consumer
Residential Mortgage	19,045	22,926	2,681
Home Equity	3,495	3,495	350
Automobile	17,626	17,626	251
Other [1]	1,805	1,806	45
Total Consumer	41,971	45,853	3,327
Total Impaired Loans with an Allowance Recorded	$50,930	$55,043	$4,043

Impaired Loans:
Commercial	$20,791	$26,138	$716
Consumer	41,971	45,853	3,327
Total Impaired Loans	$62,762	$71,991	$4,043

December 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,587	$4,587	$—
Commercial Mortgage	2,712	6,212	—
Construction	1,321	1,321	—
Total Commercial	8,620	12,120	—
Total Impaired Loans with No Related Allowance Recorded	$8,620	$12,120	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,856	$2,099	$130
Commercial Mortgage	1,822	1,822	92
Total Commercial	3,678	3,921	222
Consumer
Residential Mortgage	19,753	23,635	3,051
Home Equity	3,359	3,359	350
Automobile	17,117	17,117	296
Other [1]	2,098	2,098	57
Total Consumer	42,327	46,209	3,754
Total Impaired Loans with an Allowance Recorded	$46,005	$50,130	$3,976

Impaired Loans:
Commercial	$12,298	$16,041	$222
Consumer	42,327	46,209	3,754
Total Impaired Loans	$54,625	$62,250	$3,976
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$5,008	$78	$7,540	$83
Commercial Mortgage	5,789	16	6,351	30
Construction	1,281	21	1,386	22
Total Commercial	12,078	115	15,277	135
Total Impaired Loans with No Related Allowance Recorded	$12,078	$115	$15,277	$135

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,598	$22	$1,128	$10
Commercial Mortgage	4,535	2	236	3
Total Commercial	6,133	24	1,364	13
Consumer
Residential Mortgage	19,179	199	20,509	215
Home Equity	3,388	42	2,221	26
Automobile	17,705	298	15,819	278
Other [1]	1,898	39	2,806	56
Total Consumer	42,170	578	41,355	575
Total Impaired Loans with an Allowance Recorded	$48,303	$602	$42,719	$588

Impaired Loans:
Commercial	$18,211	$139	$16,641	$148
Consumer	42,170	578	41,355	575
Total Impaired Loans	$60,381	$717	$57,996	$723

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,867	$163	$7,724	$196
Commercial Mortgage	4,763	32	7,132	117
Construction	1,294	42	1,396	45
Total Commercial	10,924	237	16,252	358
Total Impaired Loans with No Related Allowance Recorded	$10,924	$237	$16,252	$358

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,684	$43	$1,022	$20
Commercial Mortgage	3,630	4	557	6
Total Commercial	5,314	47	1,579	26
Consumer
Residential Mortgage	19,370	395	20,866	427
Home Equity	3,378	80	2,135	51
Automobile	17,509	593	15,483	539
Other [1]	1,965	81	2,752	108
Total Consumer	42,222	1,149	41,236	1,125
Total Impaired Loans with an Allowance Recorded	$47,536	$1,196	$42,815	$1,151

Impaired Loans:
Commercial	$16,238	$284	$17,831	$384
Consumer	42,222	1,149	41,236	1,125
Total Impaired Loans	$58,460	$1,433	$59,067	$1,509

[1]	Comprised of other revolving credit and installment financing.

For the three and six months ended June 30, 2019 and 2018, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and six months ended June 30, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $56.7 million and $54.0 million as of June 30, 2019 and December 31, 2018, respectively.  There were $0.3 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of June 30, 2019 and December 31, 2018, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2019 and 2018.

	Loans Modified as a TDR for the Three Months Ended June 30, 2019			Loans Modified as a TDR for the Three Months Ended June 30, 2018
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$99	$10	6	$712	$48
Total Commercial	1	99	10	6	712	48
Consumer
Residential Mortgage	1	57	—	2	455	30
Home Equity	2	247	—	3	545	—
Automobile	79	1,488	21	72	1,521	31
Other [2]	29	179	5	63	468	14
Total Consumer	111	1,971	26	140	2,989	75
Total	112	$2,070	$36	146	$3,701	$123

	Loans Modified as a TDR for the Six Months Ended June 30, 2019			Loans Modified as a TDR for the Six Months Ended June 30, 2018
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	4	$205	$14	7	$1,233	$48
Commercial Mortgage	1	3,836	—	—	—	—
Total Commercial	5	4,041	14	7	1,233	48
Consumer
Residential Mortgage	1	57	—	2	455	30
Home Equity	2	247	—	3	545	—
Automobile	191	3,596	51	170	3,654	75
Other [2]	66	385	10	138	967	28
Total Consumer	260	4,285	61	313	5,621	133
Total	265	$8,326	$75	320	$6,854	$181

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2019 and 2018, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$58	—	$—
Total Commercial	1	58	—	—

Consumer
Automobile	9	186	14	289
Other [2]	11	63	21	167
Total Consumer	20	249	35	456
Total	21	$307	35	$456

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$58	—	$—
Total Commercial	1	58	—	—

Consumer
Home Equity	—	—	1	236
Automobile	19	353	32	606
Other [2]	20	109	41	295
Total Consumer	39	462	74	1,137
Total	40	$520	74	$1,137

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $2.7 million as of June 30, 2019.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.0 billion and $2.9 billion as of June 30, 2019 and December 31, 2018, respectively.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended June 30, 2019 and 2018, and $3.6 million for the six months ended June 30, 2019 and 2018.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$1,268	$1,404	$1,290	$1,454
Change in Fair Value:
Due to Payoffs	(56)	(38)	(78)	(88)
Total Changes in Fair Value of Mortgage Servicing Rights	(56)	(38)	(78)	(88)
Balance at End of Period	$1,212	$1,366	$1,212	$1,366

For the three and six months ended June 30, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$22,881	$23,089	$23,020	$23,168
Servicing Rights that Resulted From Asset Transfers	974	775	1,524	1,396
Amortization	(824)	(647)	(1,513)	(1,347)
Valuation Allowance Provision	(10)	—	(10)	—
Balance at End of Period	$23,021	$23,217	$23,021	$23,217

Valuation Allowance:
Balance at Beginning of Period	$—	$—	$—	$—
Valuation Allowance Provision	(10)	—	(10)	—
Balance at End of Period	$(10)	$—	$(10)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,814	$28,600	$29,218	$26,716
End of Period	$24,905	$29,746	$24,905	$29,746

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted-Average Constant Prepayment Rate [1]	10.39%	7.01%
Weighted-Average Life (in years)	6.33	7.89
Weighted-Average Note Rate	4.06%	4.06%
Weighted-Average Discount Rate [2]	7.49%	9.59%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2019 and December 31, 2018 is presented in the following table.

(dollars in thousands)	June 30, 2019	December 31, 2018
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(292)	$(361)
Decrease in fair value from 50 bps adverse change	(577)	(716)
Discount Rate
Decrease in fair value from 25 bps adverse change	(253)	(325)
Decrease in fair value from 50 bps adverse change	(502)	(643)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $68.6 million and $73.7 million as of June 30, 2019 and December 31, 2018, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$3,050
2020	8,317
2021	42
2022	49
2023	42
Thereafter	1,281
Total Unfunded Commitments	$12,781

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Effective Yield Method
Tax credits and other tax benefits recognized	$2,930	$3,380	$5,859	$6,812
Amortization Expense in Provision for Income Taxes	1,891	2,078	3,783	4,155

Proportional Amortization Method
Tax credits and other tax benefits recognized	$753	$410	$1,507	$820
Amortization Expense in Provision for Income Taxes	645	333	1,289	666

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2019 and 2018. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to the provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $5.8 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2019 and December 31, 2018, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$311,241	$—	$311,241
Debt Securities Issued by States and Political Subdivisions	1,100	1,690	—	—	2,790
Debt Securities Issued by Corporations	—	—	2,467	—	2,467
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,509	90,105	—	91,614
Residential - U.S. Government-Sponsored Enterprises	—	—	96,187	—	96,187
Total	$1,100	$3,199	$500,000	$—	$504,299

December 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,442	$117,021	$315,463
Debt Securities Issued by States and Political Subdivisions	1,906	1,590	—	—	3,496
Mortgage-Backed Securities:
Residential - Government Agencies	800	—	26,558	70,341	97,699
Residential - U.S. Government-Sponsored Enterprises	—	—	—	87,638	87,638
Total	$2,706	$1,590	$225,000	$275,000	$504,296

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2019 and December 31, 2018. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
June 30, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$1,106	$—	$1,106	$1,106	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	6,308	—	6,308	1,106	4,409	793

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,299	—	4,299	—	4,299	—
	$504,299	$—	$504,299	$—	$504,299	$—

December 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$7,572	$—	$7,572	$1,490	$—	$6,082

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,490	—	1,490	1,490	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,296	—	4,296	—	4,296	—
	$504,296	$—	$504,296	$—	$504,296	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $542.0 million and $526.7 million as of June 30, 2019 and December 31, 2018, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.2 million and $6.8 million as of June 30, 2019 and December 31, 2018, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$21,812	$5,782	$16,030
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(127)	(34)	$(93)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	368	96	272
Net Unrealized Gains (Losses) on Investment Securities	22,053	5,844	16,209
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	108	298
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	89	245
Other Comprehensive Income (Loss)	$22,387	$5,933	$16,454

Three Months Ended June 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(4,622)	$(1,223)	$(3,399)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	578	153	425
Net Unrealized Gains (Losses) on Investment Securities	(4,044)	(1,070)	(2,974)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	436	116	320
Amortization of Prior Service Credit	(142)	(38)	(104)
Defined Benefit Plans, Net	294	78	216
Other Comprehensive Income (Loss)	$(3,750)	$(992)	$(2,758)

Six Months Ended June 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$30,764	$8,153	$22,611
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(63)	(17)	(46)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	764	201	563
Net Unrealized Gains (Losses) on Investment Securities	31,465	8,337	23,128
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	812	215	597
Amortization of Prior Service Credit	(144)	(38)	(106)
Defined Benefit Plans, Net	668	177	491
Other Comprehensive Income (Loss)	$32,133	$8,514	$23,619

Six Months Ended June 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(17,679)	$(4,675)	$(13,004)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,237	328	909
Net Unrealized Gains (Losses) on Investment Securities	(16,442)	(4,347)	(12,095)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	872	232	640
Amortization of Prior Service Credit	(284)	(76)	(208)
Defined Benefit Plans, Net	588	156	432
Other Comprehensive Income (Loss)	$(15,854)	$(4,191)	$(11,663)

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2019
Balance at Beginning of Period	$(3,819)	$(4,295)	$(35,764)	$(43,878)
Other Comprehensive Income (Loss) Before Reclassifications	16,030	—	—	16,030
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(93)	272	245	424
Total Other Comprehensive Income (Loss)	12,678	3,531	245	16,454
Balance at End of Period	$8,859	$(764)	$(35,519)	$(27,424)

Three Months Ended June 30, 2018
Balance at Beginning of Period	$(11,932)	$(5,697)	$(33,468)	$(51,097)
Other Comprehensive Income (Loss) Before Reclassifications	(3,399)	—	—	(3,399)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	425	216	641
Total Other Comprehensive Income (Loss)	(3,399)	425	216	(2,758)
Balance at End of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)

Six Months Ended June 30, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	22,611	—	—	22,611
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(46)	563	491	1,008
Total Other Comprehensive Income (Loss)	19,306	3,822	491	23,619
Balance at End of Period	$8,859	$(764)	$(35,519)	$(27,424)

Six Months Ended June 30, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(13,004)	—	—	(13,004)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	909	432	1,341
Total Other Comprehensive Income (Loss)	(13,004)	909	432	(11,663)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(368)	$(578)	Interest Income
	96	153	Provision for Income Tax
	(272)	(425)	Net of Tax
Sale of Investment Securities Available-for-Sale	127	—	Investment Securities Gains (Losses), Net
	(34)	—	Provision for Income Tax
	93	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	72	142
Net Actuarial Losses [2]	(406)	(436)
	(334)	(294)	Total Before Tax
	89	78	Provision for Income Tax
	(245)	(216)	Net of Tax

Total Reclassifications for the Period	$(424)	$(641)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(764)	$(1,237)	Interest Income
	201	328	Provision for Income Tax
	(563)	(909)	Net of Tax
Sale of Investment Securities Available-for-Sale	63	—	Investment Securities Gains (Losses), Net
	(17)	—	Provision for Income Tax
	46	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	144	284
Net Actuarial Losses [2]	(812)	(872)
	(668)	(588)	Total Before Tax
	177	156	Provision for Income Tax
	(491)	(432)	Net of Tax

Total Reclassifications for the Period	$(1,008)	$(1,341)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Denominator for Basic Earnings Per Share	40,541,594	41,884,221	40,738,772	41,960,743
Dilutive Effect of Equity Based Awards	228,173	267,979	249,229	292,157
Denominator for Diluted Earnings Per Share	40,769,767	42,152,200	40,988,001	42,252,900

Antidilutive Stock Options and Restricted Stock Outstanding	4,706	1,293	4,706	1,293

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers co-branded credit cards and some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 68 branch locations and 383 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2019 and 2018 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2019
Net Interest Income	$67,217	$45,703	$9,846	$1,331	$124,097
Provision for Credit Losses	2,527	(175)	(1)	1,649	4,000
Net Interest Income After Provision for Credit Losses	64,690	45,878	9,847	(318)	120,097
Noninterest Income	21,108	6,938	14,859	2,545	45,450
Noninterest Expense	(52,086)	(21,260)	(16,457)	(2,922)	(92,725)
Income Before Provision for Income Taxes	33,712	31,556	8,249	(695)	72,822
Provision for Income Taxes	(8,231)	(7,945)	(2,174)	2,447	(15,903)
Net Income	$25,481	$23,611	$6,075	$1,752	$56,919
Total Assets as of June 30, 2019	$6,586,854	$4,089,452	$337,484	$6,675,055	$17,688,845

Three Months Ended June 30, 2018
Net Interest Income	$65,683	$44,010	$10,526	$277	$120,496
Provision for Credit Losses	3,445	(194)	—	249	3,500
Net Interest Income After Provision for Credit Losses	62,238	44,204	10,526	28	116,996
Noninterest Income	19,598	5,512	14,745	1,443	41,298
Noninterest Expense	(51,939)	(19,858)	(16,400)	(2,594)	(90,791)
Income Before Provision for Income Taxes	29,897	29,858	8,871	(1,123)	67,503
Provision for Income Taxes	(7,473)	(6,740)	(2,338)	3,766	(12,785)
Net Income	$22,424	$23,118	$6,533	$2,643	$54,718
Total Assets as of June 30, 2018	$6,142,457	$3,799,535	$342,464	$6,839,706	$17,124,162

Six Months Ended June 30, 2019
Net Interest Income	$133,371	$92,993	$20,044	$2,526	$248,934
Provision for Credit Losses	4,768	1,271	(18)	979	7,000
Net Interest Income After Provision for Credit Losses	128,603	91,722	20,062	1,547	241,934
Noninterest Income	42,341	13,999	28,104	4,685	89,129
Noninterest Expense	(104,610)	(42,215)	(33,360)	(5,597)	(185,782)
Income Before Provision for Income Taxes	66,334	63,506	14,806	635	145,281
Provision for Income Taxes	(16,336)	(13,947)	(3,903)	4,623	(29,563)
Net Income	$49,998	$49,559	$10,903	$5,258	$115,718
Total Assets as of June 30, 2019	$6,586,854	$4,089,452	$337,484	$6,675,055	$17,688,845

Six Months Ended June 30, 2018
Net Interest Income	$130,080	$86,908	$20,413	$2,051	$239,452
Provision for Credit Losses	7,188	(345)	(60)	842	7,625
Net Interest Income After Provision for Credit Losses	122,892	87,253	20,473	1,209	231,827
Noninterest Income	38,851	11,154	28,415	6,913	85,333
Noninterest Expense	(106,538)	(40,190)	(32,607)	(5,840)	(185,175)
Income Before Provision for Income Taxes	55,205	58,217	16,281	2,282	131,985
Provision for Income Taxes	(13,764)	(13,564)	(4,292)	8,393	(23,227)
Net Income	$41,441	$44,653	$11,989	$10,675	$108,758
Total Assets as of June 30, 2018	$6,142,457	$3,799,535	$342,464	$6,839,706	$17,124,162

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2019 and 2018.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018
Three Months Ended June 30,
Service Cost	$—	$—	$117	$115
Interest Cost	1,093	1,041	257	236
Expected Return on Plan Assets	(1,249)	(1,282)	—	—
Amortization of:
Prior Service Credit	—	—	(72)	(142)
Net Actuarial Losses (Gains)	484	498	(78)	(62)
Net Periodic Benefit Cost	$328	$257	$224	$147

Six Months Ended June 30,
Service Cost	$—	$—	$235	$230
Interest Cost	2,187	2,082	515	471
Expected Return on Plan Assets	(2,498)	(2,564)	—	—
Amortization of:
Prior Service Credit	—	—	(144)	(284)
Net Actuarial Losses (Gains)	968	996	(156)	(124)
Net Periodic Benefit Cost	$657	$514	$450	$293

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three and six months ended June 30, 2019, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.3 million and $0.6 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $0.9 million to the postretirement benefit plan for the year ending December 31, 2019.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$84,652	$2,143	$33,133	$871
Forward Commitments	89,635	(800)	34,102	(352)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	686,865	23,015	505,034	(2,537)
Pay Fixed/Receive Variable Swaps	686,865	(5,202)	505,034	6,082
Foreign Exchange Contracts	55,317	421	55,663	793
Conversion Rate Swap Agreement	106,211	—	80,746	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2019 and December 31, 2018:

Derivative Financial Instruments	June 30, 2019		December 31, 2018
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,143	$—	$877	$6
Forward Commitments	—	800	4	356
Interest Rate Swap Agreements	25,228	7,415	12,915	9,370
Foreign Exchange Contracts	498	77	808	15
Total	$27,869	$8,292	$14,604	$9,747

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2019	2018	2019	2018
Interest Rate Lock Commitments	Mortgage Banking	$3,561	$968	$5,286	$1,498
Forward Commitments	Mortgage Banking	(1,382)	240	(1,974)	925
Interest Rate Swap Agreements	Other Noninterest Income	1,760	632	2,896	750
Foreign Exchange Contracts	Other Noninterest Income	1,152	995	2,066	1,959
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	(1,000)	—	(1,000)
Total		$5,091	$1,835	$8,274	$4,132

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

As of June 30, 2019 and December 31, 2018, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, Swap Agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2019, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. However, in June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018 which represents the amount due to the buyers of the Visa Class B shares in July 2018. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Unfunded Commitments to Extend Credit	$2,701,892	$2,646,085
Standby Letters of Credit	61,923	62,344
Commercial Letters of Credit	14,893	9,411
Total Credit Commitments	$2,778,708	$2,717,840

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

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers. Additionally, on January 20, 2017, another purported class action lawsuit was filed by a Bank customer alleging Bank of Hawaii’s practice of assessing continuous negative balance overdraft fees on accounts remaining in a negative balance for extended periods of time beyond the date of the initial overdraft constituted a usurious interest charge and a breach of contract with the customer. This lawsuit was resolved by way of settlement for an amount that was not material.

These lawsuits are similar to lawsuits filed against other financial institutions pertaining to available balance overdraft fee disclosures and continuing negative balance overdraft fees. The outcome of the first lawsuit remains uncertain at this time. Management disputes any wrongdoing and the case is being vigorously defended.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2019, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the six months ended June 30, 2019, there was one residential mortgage loan repurchased with an aggregate unpaid principal balance of $0.4 million as a result of the representation and warranty provisions contained in the applicable contract. The one loan was delinquent in payment of principal and interest at the time of repurchase, however no material loss was incurred related to this repurchase. As of June 30, 2019, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2019, there were no loans repurchased related to loan servicing activities. As of June 30, 2019, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2019, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2019 and December 31, 2018, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,004	$334,528	$—	$335,532
Debt Securities Issued by States and Political Subdivisions	—	62,219	—	62,219
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	196	—	196
Debt Securities Issued by Corporations	—	349,812	—	349,812
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,227,930	—	1,227,930
Residential - U.S. Government-Sponsored Enterprises	—	503,057	—	503,057
Commercial - Government Agencies	—	171,203	—	171,203
Total Mortgage-Backed Securities	—	1,902,190	—	1,902,190
Total Investment Securities Available-for-Sale	1,004	2,648,945	—	2,649,949
Loans Held for Sale	—	22,706	—	22,706
Mortgage Servicing Rights	—	—	1,212	1,212
Other Assets	36,941	—	—	36,941
Derivatives [1]	—	498	27,371	27,869
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2019	$37,945	$2,672,149	$28,583	$2,738,677

Liabilities:
Derivatives [1]	$—	$877	$7,415	$8,292
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2019	$—	$877	$7,415	$8,292

December 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$972	$391,429	$—	$392,401
Debt Securities Issued by States and Political Subdivisions	—	563,996	—	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	56	—	56
Debt Securities Issued by Corporations	—	223,140	—	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	190,442	—	190,442
Residential - U.S. Government-Sponsored Enterprises	—	578,527	—	578,527
Commercial - Government Agencies	—	59,380	—	59,380
Total Mortgage-Backed Securities	—	828,349	—	828,349
Total Investment Securities Available-for-Sale	972	2,006,970	—	2,007,942
Loans Held for Sale	—	10,987	—	10,987
Mortgage Servicing Rights	—	—	1,290	1,290
Other Assets	31,871	—	—	31,871
Derivatives [1]	—	812	13,792	14,604
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018	$32,843	$2,018,769	$15,082	$2,066,694

Liabilities:
Derivatives [1]	$—	$371	$9,376	$9,747
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018	$—	$371	$9,376	$9,747

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and six months ended June 30, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2019
Balance as of April 1, 2019	$1,268	$9,175
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(56)	3,530
Transfers to Loans Held for Sale	—	(2,517)
Variation Margin Payments	—	9,768
Balance as of June 30, 2019	$1,212	$19,956
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2019	$—	$19,956

Three Months Ended June 30, 2018
Balance as of April 1, 2018	$1,404	$547
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	968
Transfers to Loans Held for Sale	—	(1,198)
Variation Margin Payments	—	74
Balance as of June 30, 2018	$1,366	$391
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2018	$—	$391

Six Months Ended June 30, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(78)	5,243
Transfers to Loans Held for Sale	—	(4,014)
Variation Margin Payments	—	14,311
Balance as of June 30, 2019	$1,212	$19,956
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2019	$—	$19,956

Six Months Ended June 30, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(88)	1,505
Transfers to Loans Held for Sale	—	(1,580)
Variation Margin Payments	—	(428)
Balance as of June 30, 2018	$1,366	$391
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2018	$—	$391

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	June 30, 2019	Dec. 31, 2018	June 30, 2019	Dec. 31, 2018
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	10.39%	7.01%	$26,117	$30,508
		Discount Rate [2]	7.49%	9.59%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	88.21%	89.00%	$2,143	$871
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.21%	0.06%	$17,813	$3,545

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2019. There were no assets measured at fair value on a nonrecurring basis as of
December 31, 2018.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2019
Mortgage Servicing Rights - amortization method	Level 3	$24,905	$(10)

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2019
Loans Held for Sale	$22,706	$22,102	$604

December 31, 2018
Loans Held for Sale	$10,987	$10,656	$331

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2019 and 2018, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$2,959,611	$2,973,229	$355,211	$2,618,018	$—
Loans [1]	10,398,345	10,605,674	—	—	10,605,674

Financial Instruments - Liabilities
Time Deposits	1,922,976	1,920,792	—	1,920,792	—
Securities Sold Under Agreements to Repurchase	504,299	523,892	—	523,892	—
Other Debt [2]	100,000	100,572	—	100,572	—

December 31, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,482,092	$3,413,994	$352,216	$3,061,778	$—
Loans [1]	10,084,527	10,008,417	—	—	10,008,417

Financial Instruments - Liabilities
Time Deposits	1,745,522	1,734,447	—	1,734,447	—
Securities Sold Under Agreements to Repurchase	504,296	504,288	—	504,288	—
Other Debt [2]	125,000	124,559	—	124,559	—

[1]	Carrying amount is net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$11,385	$11,356	$22,146	$22,537
Service Charges on Deposit Accounts	3,295	3,214	6,644	6,788
Fees, Exchange, and Other Service Charges	11,602	11,457	23,154	23,050
Annuity and Insurance	1,772	1,796	4,316	2,940
Other	2,504	2,532	4,975	4,810
Noninterest Income (in-scope of Topic 606)	30,558	30,355	61,235	60,125
Noninterest Income (out-of-scope of Topic 606)	14,892	10,943	27,894	25,208
Total Noninterest Income	$45,450	$41,298	$89,129	$85,333

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2052. Portions of certain properties are subleased for terms extending through 2033. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters’ building with a lease term through 2052. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, Topic 842 did not materially impact the accounting for this lease.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

(dollars in thousands)	June 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$103,336
Finance lease right-of-use assets	Premises and Equipment, Net	2,412
Total Lease Right-of-Use Assets		$105,748

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$110,483
Finance lease liabilities	Other Debt	10,605
Total Lease Liabilities		$121,088

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

June 30, 2019
Weighted-average remaining lease term
Operating leases	17.2 years
Finance leases	33.5 years
Weighted-average discount rate
Operating leases	3.67%
Finance leases	7.04%

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

(dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs
Operating lease cost	$3,175	$6,359
Variable lease cost	734	1,594
Short-term lease cost	134	217
Finance lease cost
Interest on lease liabilities [1]	187	374
Amortization of right-of-use assets	18	36
Sublease income	(2,035)	(4,261)
Net lease cost	$2,213	$4,319

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,174	$6,325
Operating cash flows from finance leases	187	374
Financing cash flows from finance leases	19	38

Right-of-use assets obtained in exchange for new operating lease liabilities	1,725	1,725
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
June 30, 2020	$825	$12,438
June 30, 2021	825	11,308
June 30, 2022	825	10,989
June 30, 2023	825	9,910
June 30, 2024	825	8,929
Thereafter	23,518	103,800
Total Future Minimum Lease Payments	27,643	157,374
Amounts Representing Interest	(17,038)	(46,891)
Present Value of Net Future Minimum Lease Payments	$10,605	$110,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the potential elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our customers, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the second quarter of 2019. The statewide seasonally-adjusted unemployment rate continues to remain low at 2.8% in June 2019, well below the 3.7% unemployment rate nationally.

The real estate market on Oahu remained strong during the first six months of 2019 despite a moderate decrease in sales volume. For the first six months of 2019, single-family home sales declined 3.7% and condominium sales declined 8.8% compared with the same period in 2018. The median sales price of a single-family home and condominium decreased 0.5% and 1.4%, respectively, for the first six months of 2019 compared to the same period in 2018. As of June 30, 2019, months of inventory of single-family homes and condominiums on Oahu were 3.6 months and 3.9 months, respectively.

For the first five months of 2019, total visitor arrivals increased 3.8% and air seat capacity increased 1.6% compared to the same period in 2018. For the first five months of 2019, visitor spending decreased 3.1% despite the continued growth in arrivals.

Earnings Summary

Net income for the second quarter of 2019 was $56.9 million, an increase of $2.2 million or 4% compared to the same period in 2018.  Diluted earnings per share was $1.40 for the second quarter of 2019, an increase of $0.10 or 8% compared to the same period in 2018.

The Company’s higher earnings for the second quarter of 2019 were primarily due to the following:

•
Net interest income for the second quarter of 2019 was $124.1 million, an increase of $3.6 million or 3% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.04% for the second quarter of 2019, unchanged compared to the same period in 2018. We experienced higher yields in both our investment securities portfolio and loan portfolios, which were offset by higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment.

•
Other noninterest income for the second quarter of 2019 was $6.4 million, an increase of $1.8 million or 40% compared to the same period in 2018 primarily due to a $1.2 million increase in fees received related to our customer interest rate swap derivatives combined with a $0.4 million increase in net gain on sale of leased assets.

•
Mortgage banking income second quarter of 2019 was $3.3 million, an increase of $1.2 million or 53% compared to the same period in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

This increase was partially offset by the following:

•
The provision for income taxes for the second quarter of 2019 was $15.9 million, an increase of $3.1 million or 24% compared to the same period in 2018 primarily due to higher pre-tax income. The effective tax rate for the second quarter of 2019 was 21.84%, compared to 18.94% for the same period in 2018. The increase was primarily due to a reduced tax benefit from municipal bonds, which were sold as part of a portfolio repositioning.

•
Total salaries and benefits expense for the second quarter of 2019 was $53.5 million, an increase of $1.4 million or 3% compared to the same period in 2018 primarily due to a $1.0 million increase in incentive compensation. Commission expense increased by $0.4 million primarily due to an increase in mortgage banking production volume as refinancing activity increased. These increases were partially offset by a $0.4 million decrease in salaries expense primarily due to a higher amount of salaries deferred in the current year, the result of higher portfolio loan production compared to the prior year.

Net income for the first six months of 2019 was $115.7 million, an increase of $7.0 million or 6% compared to the same period in 2018. Diluted earnings per share was $2.82 for the first six months of 2019, an increase of $0.25 or 10% compared to the same period in 2018.

The Company’s higher earnings for the first six months of 2019 were primarily due to the following:

•
Net interest income was $248.9 million for the first six months of 2019, an increase of $9.5 million or 4% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.08% for the first six months of 2019, an increase of six basis points compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates. Our investments portfolio yields also increased due to higher variable rates on our floating rate securities coupled with lower premium amortization. These increases were partially offset by higher funding costs.

•
Total other expense was $29.3 million, a decrease of $2.7 million or 8% for the first six months of 2019 compared to the same period in 2018 due to a $2.0 million legal reserve recorded in first quarter 2018 and a $1.7 million decrease in credit card expense due to the sale of the MyBankoh Rewards Credit Card portfolio on November 1, 2018. These items were partially offset by an increase in operating losses ($0.7 million) and education and recruitment ($0.4 million).

•
FDIC insurance for the first six months of 2019 was $2.6 million, a decrease of $1.8 million or 41% compared to the same period in 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

•
Annuity and insurance income for the first six months was $4.4 million, an increase of $1.3 million or 44% compared to the same period in 2018 primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

•
Mortgage banking income first six months of 2019 was $5.6 million, an increase of $1.3 million of 30% compared to the same period in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

This increase was partially offset by the following:

•
The provision for income taxes for the first six months of 2019 was $29.6 million, an increase of $6.3 million or 27% compared to the same period in 2018 primarily due to higher pre-tax income. The effective tax rate for the first six months of 2019 was 20.35%, compared to 17.60% for the same period in 2018. The increase was primarily due to a reduced tax benefit from municipal bonds, which were sold as part of a portfolio repositioning.

•
Total salaries and benefits expense for the first six months of 2019 was $110.1 million, an increase of $3.5 million or 3% compared to the same period in 2018. Incentive compensation increased by $1.8 million. Medical, dental, and life insurance increased by $1.1 million primarily due to an increase in group health plan costs. In addition, share-based compensation increased by $0.6 million due to the value of restricted stock units increasing as a result of the Company’s higher share price and additional restricted stock grants being amortized. These increases were partially offset by a $0.8 million decrease in salaries due to a higher amount of salaries deferred in the current year, the result of higher portfolio loan production compared to the prior year coupled with a $0.5 million decrease in separation expense

We maintained a strong balance sheet during the second quarter of 2019, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $10.8 billion as of June 30, 2019, an increase of $310.4 million or 3% from December 31, 2018 due to growth in both our consumer and commercial lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $107.7 million as of June 30, 2019, an increase of $1.0 million or 1% from December 31, 2018.  The Allowance represents 1.00% of total loans and leases outstanding as of June 30, 2019 and 1.02% of total loans and leases outstanding as of December 31, 2018. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of June 30, 2019, the total carrying value of our investment securities portfolio was $5.6 billion, an increase of $119.5 million or 2% compared to December 31, 2018. On June 10, 2019, prepayable debt securities with a carrying value of $1.0 billion and a net unrealized gain of $3.1 million were transferred from held-to-maturity to available-for-sale. The reclassified securities consisted of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises, municipal debt securities, and corporate debt securities. During the first six months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•
Total deposits were $15.5 billion as of June 30, 2019, an increase of $461.6 million or 3% from December 31, 2018 primarily due to an increase in public and other deposits. In addition, consumer deposits increased due to an increase in time and core deposits.

•
Total shareholders’ equity was $1.3 billion as of June 30, 2019, relatively unchanged from December 31, 2018.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first six months of 2019, we acquired 986,888 shares of our common stock at a total cost of $78.2 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan. We also paid cash dividends of $52.2 million during the first six months of 2019.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
For the Period:
Operating Results
Net Interest Income	$124,097	$120,496	$248,934	$239,452
Provision for Credit Losses	4,000	3,500	7,000	7,625
Total Noninterest Income	45,450	41,298	89,129	85,333
Total Noninterest Expense	92,725	90,791	185,782	185,175
Net Income	56,919	54,718	115,718	108,758
Basic Earnings Per Share	1.40	1.31	2.84	2.59
Diluted Earnings Per Share	1.40	1.30	2.82	2.57
Dividends Declared Per Share	0.65	0.60	1.27	1.12

Performance Ratios
Return on Average Assets	1.31%	1.30%	1.34%	1.29%
Return on Average Shareholders’ Equity	17.97	17.68	18.39	17.71
Efficiency Ratio [1]	54.69	56.12	54.95	57.01
Net Interest Margin [2]	3.04	3.04	3.08	3.02
Dividend Payout Ratio [3]	46.43	45.80	44.72	43.24
Average Shareholders’ Equity to Average Assets	7.27	7.34	7.31	7.31

Average Balances
Average Loans and Leases	$10,631,558	$9,962,860	$10,549,893	$9,883,746
Average Assets	17,480,651	16,921,820	17,359,031	16,939,527
Average Deposits	15,162,782	14,709,299	15,067,622	14,714,752
Average Shareholders’ Equity	1,270,162	1,241,672	1,268,808	1,238,628

Market Price Per Share of Common Stock
Closing	$82.91	$83.42	$82.91	$83.42
High	84.53	88.92	84.53	89.09
Low	75.24	80.20	66.54	78.40

			June 30, 2019	December 31, 2018
As of Period End:
Balance Sheet Totals
Loans and Leases			$10,759,129	$10,448,774
Total Assets			17,688,845	17,143,974
Total Deposits			15,488,821	15,027,242
Other Debt			110,605	135,643
Total Shareholders’ Equity			1,285,948	1,268,200

Asset Quality
Non-Performing Assets			$21,782	$12,930
Allowance for Loan and Lease Losses			107,672	106,693
Allowance to Loans and Leases Outstanding			1.00%	1.02%

Capital Ratios
Common Equity Tier 1 Capital Ratio			12.46%	13.07%
Tier 1 Capital Ratio			12.46	13.07
Total Capital Ratio			13.57	14.21
Tier 1 Leverage Ratio			7.36	7.60
Total Shareholders’ Equity to Total Assets			7.27	7.40
Tangible Common Equity to Tangible Assets [4]			7.10	7.23
Tangible Common Equity to Risk-Weighted Assets [4]			12.17	12.52

Non-Financial Data
Full-Time Equivalent Employees			2,152	2,122
Branches			68	69
ATMs			383	382

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2019	December 31, 2018
Total Shareholders’ Equity	$1,285,948	$1,268,200
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,254,431	$1,236,683

Total Assets	$17,688,845	$17,143,974
Less: Goodwill	31,517	31,517
Tangible Assets	$17,657,328	$17,112,457
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,309,085	$9,878,904

Total Shareholders’ Equity to Total Assets	7.27%	7.40%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.10%	7.23%

Tier 1 Capital Ratio	12.46%	13.07%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.17%	12.52%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018			June 30, 2019			June 30, 2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.9	$—	1.25%	$2.9	$—	(0.52)%	$2.9	$—	1.65%	$2.9	$—	0.94%
Funds Sold	123.6	0.8	2.34	185.2	0.8	1.81	182.3	2.2	2.37	194.9	1.6	1.64
Investment Securities
Available-for-Sale
Taxable	2,004.3	14.3	2.87	1,564.5	9.2	2.35	1,801.2	25.9	2.88	1,579.7	18.0	2.29
Non-Taxable	86.8	0.9	4.15	583.6	4.0	2.78	182.5	3.3	3.63	594.1	8.2	2.76
Held-to-Maturity
Taxable	3,358.0	21.0	2.50	3,471.7	19.2	2.22	3,365.7	41.5	2.46	3,551.0	39.0	2.20
Non-Taxable	193.0	1.5	3.08	237.1	1.9	3.17	213.4	3.3	3.12	237.6	3.8	3.17
Total Investment Securities	5,642.1	37.7	2.68	5,856.9	34.3	2.35	5,562.8	74.0	2.66	5,962.4	69.0	2.32
Loans Held for Sale	18.7	0.2	4.05	14.8	0.2	4.44	15.6	0.3	4.16	14.5	0.3	4.11
Loans and Leases [1]
Commercial and Industrial	1,385.7	14.9	4.31	1,307.6	12.8	3.92	1,371.8	30.2	4.43	1,294.3	24.6	3.83
Commercial Mortgage	2,386.3	25.9	4.35	2,123.5	21.9	4.13	2,348.6	50.7	4.36	2,110.0	42.4	4.06
Construction	125.3	1.7	5.51	183.4	2.2	4.82	137.8	3.6	5.27	186.4	4.3	4.63
Commercial Lease Financing	159.9	1.0	2.49	179.4	1.0	2.24	160.4	1.9	2.38	179.5	2.0	2.22
Residential Mortgage	3,730.4	36.0	3.87	3,526.9	33.6	3.81	3,705.4	71.5	3.86	3,502.6	66.9	3.82
Home Equity	1,694.9	16.2	3.83	1,612.7	15.1	3.76	1,692.5	32.3	3.85	1,604.1	29.7	3.73
Automobile	688.5	6.2	3.62	573.6	5.7	3.97	678.4	12.3	3.64	557.7	11.3	4.08
Other [2]	460.6	8.4	7.33	455.8	8.9	7.86	455.0	16.3	7.23	449.1	17.6	7.88
Total Loans and Leases	10,631.6	110.3	4.16	9,962.9	101.2	4.07	10,549.9	218.8	4.17	9,883.7	198.8	4.04
Other	35.0	0.2	2.40	39.8	0.4	3.43	35.2	0.5	3.00	40.3	0.7	3.19
Total Earning Assets [3]	16,453.9	149.2	3.63	16,062.5	136.9	3.41	16,348.7	295.8	3.63	16,098.7	270.4	3.37
Cash and Due From Banks	241.6			251.0			241.2			239.9
Other Assets	785.2			608.3			769.1			600.9
Total Assets	$17,480.7			$16,921.8			$17,359.0			$16,939.5

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,902.5	$1.4	0.19%	$2,969.8	$1.2	0.16%	$2,921.1	$2.8	0.20%	$2,974.0	$1.9	0.13%
Savings	6,002.0	8.9	0.60	5,392.2	3.1	0.23	5,882.1	15.7	0.54	5,379.3	5.3	0.20
Time	1,866.6	8.3	1.79	1,705.7	5.2	1.21	1,785.4	15.4	1.74	1,709.6	9.8	1.16
Total Interest-Bearing Deposits	10,771.1	18.6	0.69	10,067.7	9.5	0.38	10,588.6	33.9	0.65	10,062.9	17.0	0.34
Short-Term Borrowings	82.3	0.5	2.46	21.0	0.1	1.80	56.8	0.7	2.47	20.0	0.2	1.64
Securities Sold Under Agreements to Repurchase	504.3	4.7	3.63	505.1	4.6	3.62	504.3	9.2	3.63	505.2	9.2	3.61
Other Debt	110.6	0.7	2.57	235.7	0.9	1.56	115.3	1.5	2.56	246.3	1.9	1.55
Total Interest-Bearing Liabilities	11,468.3	24.5	0.85	10,829.5	15.1	0.56	11,265.0	45.3	0.81	10,834.4	28.3	0.52
Net Interest Income		$124.7			$121.8			$250.5			$242.1
Interest Rate Spread			2.78%			2.85%			2.82%			2.85%
Net Interest Margin			3.04%			3.04%			3.08%			3.02%
Noninterest-Bearing Demand Deposits	4,391.7			4,641.6			4,479.0			4,651.9
Other Liabilities	350.5			209.0			346.2			214.6
Shareholders’ Equity	1,270.2			1,241.7			1,268.8			1,238.6
Total Liabilities and Shareholders’ Equity	$17,480.7			$16,921.8			$17,359.0			$16,939.5

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.6 million and $1.6 million for the three and six months ended June 30, 2019 and of $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2019
	Compared to June 30, 2018
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$0.7	$0.6
Investment Securities
Available-for-Sale
Taxable	2.8	5.1	7.9
Non-Taxable	(6.9)	2.0	(4.9)
Held-to-Maturity
Taxable	(2.1)	4.6	2.5
Non-Taxable	(0.4)	(0.1)	(0.5)
Total Investment Securities	(6.6)	11.6	5.0
Loans and Leases
Commercial and Industrial	1.5	4.1	5.6
Commercial Mortgage	5.0	3.3	8.3
Construction	(1.2)	0.5	(0.7)
Commercial Lease Financing	(0.2)	0.1	(0.1)
Residential Mortgage	3.9	0.7	4.6
Home Equity	1.7	0.9	2.6
Automobile	2.3	(1.3)	1.0
Other [2]	0.2	(1.5)	(1.3)
Total Loans and Leases	13.2	6.8	20.0
Other	(0.1)	(0.1)	(0.2)
Total Change in Interest Income	6.4	19.0	25.4

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.9	0.9
Savings	0.5	9.9	10.4
Time	0.5	5.1	5.6
Total Interest-Bearing Deposits	1.0	15.9	16.9
Short-Term Borrowings	0.4	0.1	0.5
Other Debt	(1.3)	0.9	(0.4)
Total Change in Interest Expense	0.1	16.9	17.0

Change in Net Interest Income	$6.3	$2.1	$8.4

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $124.1 million for the second quarter of 2019, an increase of $3.6 million or 3% compared to the same period in 2018. On a taxable-equivalent basis, net interest income was $124.7 million for the second quarter of 2019, an increase of $2.9 million or 2% compared to the same period in 2018. Net interest income was $248.9 million for the first six months of 2019, an increase of $9.5 million or 4% compared to the same period in 2018. On a taxable-equivalent basis, net interest income was $250.5 million for the first six months of 2019, an increase of $8.5 million or 4% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.04% in the second quarter of 2019, unchanged from the same period in 2018. We experienced higher yields in both our investment securities portfolio and loan portfolios, which were offset by higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment. Net interest margin was 3.08% for the first six months of 2019, an increase of six basis points compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates. Our investments portfolio yields also increased due to higher variable rates on our floating rate securities coupled with lower premium amortization. These increases were partially offset by higher funding costs.

Yields on our earning assets increased by 22 basis points in the second quarter of 2019, and 26 basis points in the first six months of 2019 compared to the same periods in 2018 primarily due to the shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yield increases in our construction loans and commercial and industrial loans were primarily due to higher yields on floating rate loans. Yields on our construction loans increased by 69 basis points in the second quarter of 2019 and by 64 basis points in the first six months of 2019 compared to the same periods in 2018 primarily due to new loans with higher rates than the loans that were paid off or transferred to commercial mortgage upon completion. Yields on our commercial and industrial loans increased by 39 basis points in the second quarter of 2019 and by 60 basis points in the first six months of 2019 compared to the same periods in 2018 primarily due to an increase in interest recoveries in the current year and new loans with slightly higher rates. In addition, yields on our investment securities portfolio increased by 33 basis points in the second quarter of 2019 and by 34 basis points in the first six months of 2019 compared to the same periods in 2018. Yields on our funds sold increased by 53 basis points in the second quarter of 2019 and by 73 basis points in the first six months of 2019 compared to the same periods in 2018 primarily due to federal fund rate increases. These yield increases were partially offset by a 53 basis point decrease in the second quarter of 2019 and by a 65 basis point decrease in the first six months of 2019 in our other loans portfolio primarily due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018, combined with a 35 basis point decrease in the second quarter of 2019 and a 44 basis point decrease in the first six months of 2019 in our automobile loans portfolio compared to the same periods in 2018.

Interest rates paid on our interest-bearing liabilities increased by 29 basis points in both the second quarter of 2019 and the first six months of 2019 compared to the same periods in 2018. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment coupled with a shift from non-interest-bearing demand deposits into interest-bearing savings deposits. The average balance of savings deposits increased by $609.8 million or 11% in the second quarter of 2019 and by $502.8 million or 9% for the first six months of 2019 compared to the same periods in 2018. Other debt increased by 101 basis points in the second quarter of 2019, and 101 basis points in the first six months of 2019 compared to the same periods in 2018. Other debt is comprised primarily of FHLB advances. Our outstanding FHLB advances had a weighted-average interest rate of 2.12% and 1.28% as of June 30, 2019 and June 30, 2018, respectively. The FHLB advances weighted-average interest rate increased primarily due to lower cost FHLB advances that matured during the time period combined with the addition of higher cost FHLB advances.

Average balances of our earning assets increased by $391.4 million or 2% in the second quarter of 2019 and by $250.0 million or 2% in the first six months of 2019 compared to the same periods in 2018 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $668.7 million in the second quarter of 2019 and by $666.2 million in the first six months of 2019 compared to the same periods in 2018. Partially offsetting this increase in the average balance of our loan and lease portfolio was a $214.8 million decrease in the average balance of investment securities in the second quarter of 2019 and a $399.6 million decrease in the first six months of 2019 compared to the same periods in 2018. The average balance of our commercial mortgage portfolio increased by $262.8 million in the second quarter of 2019 and by $238.6 million in the first six months of 2019 compared to the same periods in 2018 as a result of continued demand from new and existing customers as the Hawaii economy continues to be strong. The average balance in our residential mortgage portfolio increased by $203.5 million in the second quarter of 2019 and by $202.8 million in the first six months of 2019 compared to the same periods in 2018 primarily due to higher loan originations partially offset by an increase in payoff activity. The average balance in our automobile portfolio increased by $114.9 million in the second quarter of 2019 and by $120.7 million in the first six months of 2019 compared to the same periods in 2018 primarily due to competitive loan programs and steady loan production. The average balance of our home equity portfolio increased by $82.2 million in the second quarter of 2019 and by $88.4 million in the first six months of 2019 compared to the same periods in 2018 as a result of slightly lower but consistent loan demand in a strong Hawaii economy. Additionally, utilization rates remained steady on existing home equity lines during the first six months of 2019.

Average balances of our interest-bearing liabilities increased by $638.8 million or 6% in the second quarter of 2019 and by $430.6 million or 4% in the first six months of 2019 compared to the same periods in 2018 primarily due to growth in our relationship savings products. Average balance in our core deposit products increased by $542.5 million in the second quarter of 2019 and by $449.9 million in the first six months of 2019 compared to the same periods in 2018. Average balances in other debt decreased by $125.1 million in the second quarter of 2019 and by $131.0 million in the first six months of 2019 compared to the same periods in 2018 primarily due to the maturing of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $4.0 million in the second quarter of 2019 compared to a $3.5 million provision in the same period in 2018. For the first six months of 2019 we recorded a provision of $7.0 million compared to $7.6 million in the same period of 2018. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income increased by $4.2 million or 10% in the second quarter of 2019 and by $3.8 million or 4% for the first six months of 2019 compared to the same periods in 2018.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Trust and Asset Management	$11,385	$11,356	$29	$22,146	$22,537	$(391)
Mortgage Banking	3,336	2,179	1,157	5,623	4,324	1,299
Service Charges on Deposit Accounts	7,283	6,865	418	14,647	13,994	653
Fees, Exchange, and Other Service Charges	14,252	14,400	(148)	28,460	28,733	(273)
Investment Securities Gains (Losses), Net	(776)	(1,702)	926	(1,611)	(2,368)	757
Annuity and Insurance	1,806	1,847	(41)	4,384	3,053	1,331
Bank-Owned Life Insurance	1,779	1,796	(17)	3,489	3,638	(149)
Other Income	6,385	4,557	1,828	11,991	11,422	569
Total Noninterest Income	$45,450	$41,298	$4,152	$89,129	$85,333	$3,796

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.3 billion and $9.3 billion as of June 30, 2019 and 2018, respectively.  Trust and asset management income remained relatively unchanged in the second quarter of 2019 compared to the same period in 2018. Trust and asset management income decreased by $0.4 million or 2% for the first six months of 2019 compared to the same periods in 2018 due to decreases in market value, number of accounts, and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $1.2 million or 53% in the second quarter of 2019 and by $1.3 million or 30% for the first six months of 2019 compared to the same periods in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $0.4 million or 6% in the second quarter of 2019 compared to the same period in 2018. This increase was primarily due to a $0.3 million increase in overdraft fees. Service charges on deposit accounts increased by $0.7 million or 5% for the first six months of 2019 compared to the same period in 2018. This increase was primarily due to a $0.8 million increase in overdraft fees partially offset by a $0.3 million decrease in account analysis and other fees.

Investment securities gains (losses), net totaled $(0.8) million in the second quarter of 2019 compared to $(1.7) million during the same period in 2018. The net losses in the second quarter of 2019 were due to quarterly fees paid to the counterparties of our prior Visa Class B share sale transactions. In June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which represents the amount due to the buyers of our Visa Class B shares in July 2018. In addition, the net losses in the second quarter of 2018 included the aforementioned quarterly fees. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (135,296 Class A equivalents) that we own are carried at a zero cost basis.

Annuity and insurance income remained relatively unchanged in the second quarter of 2019 compared to the same period in 2018. Annuity and insurance income increased by $1.3 million or 44% for the first six months of 2019 compared to the same period in 2018 primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

Other noninterest income increased by $1.8 million or 40% in the second quarter of 2019 compared to the same period in 2018 primarily due to a $1.2 million increase in fees related to our customer interest rate swap derivatives combined with a $0.4 million increase in net gain on sale of leased assets. Other noninterest income increased by $0.6 million or 5% for the first six months of 2019 compared to the same period in 2018. This increase was primarily due to a $2.3 million increase in fees related to our customer interest rate swap derivatives combined with a $0.9 million increase in net gain on sale of leased assets. These increases were partially offset by a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

Noninterest Expense

Noninterest expense increased by $1.9 million or 2% in the second quarter of 2019 and by $0.6 million or less than 1% for the first six months of 2019 compared to the same periods in 2018.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Salaries	$32,834	$33,269	$(435)	$65,314	$65,973	$(659)
Incentive Compensation	5,464	4,416	1,048	11,368	9,594	1,774
Share-Based Compensation	1,994	2,423	(429)	5,073	4,504	569
Commission Expense	1,704	1,272	432	2,634	2,226	408
Retirement and Other Benefits	4,580	4,178	402	9,687	9,019	668
Payroll Taxes	2,643	2,568	75	6,890	6,740	150
Medical, Dental, and Life Insurance	3,926	3,820	106	8,391	7,281	1,110
Separation Expense	366	202	164	740	1,233	(493)
Total Salaries and Benefits	53,511	52,148	1,363	110,097	106,570	3,527
Net Occupancy	8,579	8,588	(9)	16,173	17,122	(949)
Net Equipment	6,895	5,845	1,050	13,728	11,372	2,356
Data Processing	4,727	4,563	164	9,253	8,454	799
Professional Fees	2,177	2,546	(369)	4,630	5,319	(689)
FDIC Insurance	1,290	2,182	(892)	2,559	4,339	(1,780)
Other Expense:
Delivery and Postage Services	1,914	2,132	(218)	3,992	4,421	(429)
Mileage Program Travel	1,178	1,208	(30)	2,358	2,343	15
Merchant Transaction and Card Processing Fees	1,344	1,196	148	2,619	2,524	95
Advertising	1,179	1,253	(74)	2,706	2,508	198
Amortization of Solar Energy Partnership Investments	940	916	24	1,880	1,832	48
Other	8,991	8,214	777	15,787	18,371	(2,584)
Total Other Expense	15,546	14,919	627	29,342	31,999	(2,657)
Total Noninterest Expense	$92,725	$90,791	$1,934	$185,782	$185,175	$607

Total salaries and benefits expense increased by $1.4 million or 3% in the second quarter of 2019 compared to the same period in 2018 primarily due to a $1.0 million increase in incentive compensation. Commission expense increased by $0.4 million primarily due to an increase in mortgage banking production volume as refinancing activity increased. These increases were partially offset by a $0.4 million decrease in salaries expense primarily due to a higher amount of salaries deferred in the current year, the result of higher portfolio loan production compared to the prior year. Total salaries and benefits expense increased by $3.5 million or 3% for the first six months of 2019 compared to the same period in 2018. Incentive compensation increased by $1.8 million. Medical, dental, and life insurance increased by $1.1 million primarily due to an increase in group health plan costs. In addition, share-based compensation increased by $0.6 million due to the value of restricted stock units increasing as a result of the Company’s higher share price and additional restricted stock grants being amortized. These increases were partially offset by a $0.8 million decrease in salaries primarily due to a higher amount of salaries deferred in the current year, the result of higher portfolio loan production compared to the prior year coupled with a $0.5 million decrease in separation expense.

Net occupancy remained relatively unchanged in the second quarter of 2019 compared to the same period in 2018. Net occupancy decreased by $0.9 million or 6% for the first six months of 2019 compared to the same periods in 2018 primarily due to a $1.0 million decrease in net rental expense.

Net equipment increased by $1.1 million or 18% in the second quarter of 2019 and by $2.4 million or 21% for the first six months of 2019 compared to the same period in 2018. These increases were due to higher depreciation expense.

Data processing increased by $0.2 million or 4% in the second quarter of 2019 and by $0.8 million or 9% for the first six months of 2019 compared to the same period in 2018 due to ongoing information technology projects.

Professional fees decreased by $0.4 million or 14% in the second quarter of 2019 and by $0.7 million or 13% for the first six months of 2019 compared to the same period in 2018 primarily due to a decrease in in legal fees and professional services primarily in our mortgage division.

FDIC insurance decreased by $0.9 million or 41% in the second quarter of 2019 and by $1.8 million or 41% for the first six months of 2019 compared to the same period in 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

Total other expense increased by $0.6 million or 4% in the second quarter of 2019 compared to the same period in 2018 due to increases in operating losses, which include losses as a result of bank error, fraud, items processing, or theft, ($0.9 million) and education and recruitment ($0.3 million). These items were partially offset by a $0.9 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018. Total other expense decreased by $2.7 million or 8% for the first six months of 2019 compared to the same periods in 2018 due to a $2.0 million legal reserve recorded in the first quarter of 2018 and a $1.7 million decrease in credit card expense due to the aforementioned sale of the MyBankoh Rewards Credit Card portfolio. These items were partially offset by an increase in operating losses ($0.7 million) and education and recruitment ($0.4 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Provision for Income Taxes	$15,903	$12,785	$29,563	$23,227
Effective Tax Rates	21.84%	18.94%	20.35%	17.60%

The effective tax rate for the second quarter of 2019 was 21.84%, up from 18.94% for the same period in 2018. The higher effective tax rate in the second quarter of 2019 was primarily due to a reduced tax benefit from municipal bonds, which were sold as part of a portfolio repositioning and higher pretax book income compared to a fixed amount of tax credits. The tax rate in the second quarter of 2018 was also favorably impacted by a $0.5 million tax benefit from an early buyout of a leveraged lease.

The effective tax rate for the first six months of 2019 was 20.35%, up from 17.60% for the same period in 2018. The higher effective tax rate for the first six months of 2019 compared to 2018 was primarily due to a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018 and the aforementioned reduced tax benefit from municipal bonds in the first half of 2019.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.6 billion as of June 30, 2019 and $5.5 billion at December 31, 2018. As of June 30, 2019, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.2 years.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed.  These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories. On June 10, 2019, prepayable debt securities with a carrying value of $1.0 billion and a net unrealized gain of $3.1 million were transferred from held-to-maturity to available-for-sale. The reclassified securities consisted of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises, municipal debt securities, and corporate debt securities. See Note 1 to the Consolidated Financial Statements for more information.

During the first six months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning.  Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of June 30, 2019, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of June 30, 2019, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of June 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.8 years.

Gross unrealized gains in our investment securities portfolio were $49.8 million as of June 30, 2019 and $21.2 million as of December 31, 2018.  Gross unrealized losses on our temporarily impaired investment securities were $24.1 million as of June 30, 2019 and $103.5 million as of December 31, 2018. The lower unrealized losses were primarily caused by the decrease in interest rates during the first six months of 2019. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

As of June 30, 2019, included in our investment securities portfolio were debt securities issued by political subdivisions within the State of Hawaii of $127.8 million, representing 99% of the total fair value of the Company’s municipal debt securities. Of the entire Hawaii municipal bond portfolio, 80% were credit-rated Aa2 or better by Moody’s. Most of the remaining Hawaii municipal bonds were credit-rated A1 or better by at least one nationally recognized statistical rating organization. Approximately 75% of our Hawaii municipal bond holdings were general obligation issuances.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,408,729	$1,331,149
Commercial Mortgage	2,411,289	2,302,356
Construction	119,228	170,061
Lease Financing	163,070	176,226
Total Commercial	4,102,316	3,979,792
Consumer
Residential Mortgage	3,785,006	3,673,796
Home Equity	1,694,577	1,681,442
Automobile	703,523	658,133
Other [1]	473,707	455,611
Total Consumer	6,656,813	6,468,982
Total Loans and Leases	$10,759,129	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2019 increased by $310.4 million or 3% from December 31, 2018 due to growth in many of our commercial and consumer loan and lease portfolios.

Commercial loans and leases as of June 30, 2019 increased by $122.5 million or 3% from December 31, 2018.  Commercial mortgage loans increased by $108.9 million or 5% from December 31, 2018 primarily due to continued demand from new and existing customers as the Hawaii economy continued to be strong. Commercial and industrial loans increased by $77.6 million or 6% from December 31, 2018. Construction loans decreased by $50.8 million or 30% from December 31, 2018 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $13.2 million or 7% from December 31, 2018 primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2019.

Consumer loans and leases as of June 30, 2019 increased by $187.8 million or 3% from December 31, 2018.  Residential mortgage loans increased by $111.2 million or 3% from December 31, 2018, primarily due to higher loan originations, partially offset by an increase in payoff activity. Automobile loans increased by $45.4 million or 7% from December 31, 2018 primarily driven by competitive loan programs. Other consumer loans increased by $18.1 million or 4% from December 31, 2018, primarily due to growth in our installment loans. Home equity lines and loans rose by $13.1 million or 1% from December 31, 2018 as a result of slightly lower but consistent loan demand in a strong Hawaii economy. Additionally, utilization rates remained steady on existing home equity lines during 2019.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
June 30, 2019
Commercial
Commercial and Industrial	$1,211,376	$103,948	$85,410	$7,422	$573	$1,408,729
Commercial Mortgage	2,048,183	119,196	243,439	471	—	2,411,289
Construction	119,228	—	—	—	—	119,228
Lease Financing	67,081	92,311	679	—	2,999	163,070
Total Commercial	3,445,868	315,455	329,528	7,893	3,572	4,102,316
Consumer
Residential Mortgage	3,710,065	—	73,662	1,279	—	3,785,006
Home Equity	1,655,202	133	38,370	872	—	1,694,577
Automobile	547,518	—	139,633	16,372	—	703,523
Other [3]	387,407	—	57,696	28,604	—	473,707
Total Consumer	6,300,192	133	309,361	47,127	—	6,656,813
Total Loans and Leases	$9,746,060	$315,588	$638,889	$55,020	$3,572	$10,759,129

December 31, 2018
Commercial
Commercial and Industrial	$1,142,172	$100,786	$86,763	$1,277	$151	$1,331,149
Commercial Mortgage	1,926,172	115,209	260,501	474	—	2,302,356
Construction	170,061	—	—	—	—	170,061
Lease Financing	61,813	109,933	786	—	3,694	176,226
Total Commercial	3,300,218	325,928	348,050	1,751	3,845	3,979,792
Consumer
Residential Mortgage	3,596,908	—	75,373	1,515	—	3,673,796
Home Equity	1,643,529	161	36,571	1,181	—	1,681,442
Automobile	513,836	—	131,967	12,330	—	658,133
Other [3]	372,767	—	53,992	28,852	—	455,611
Total Consumer	6,127,040	161	297,903	43,878	—	6,468,982
Total Loans and Leases	$9,427,258	$326,089	$645,953	$45,629	$3,845	$10,448,774

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

Our Hawaii loan and lease portfolio increased by $318.8 million or 3% from December 31, 2018, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2019	December 31, 2018
Federal Home Loan Bank and Federal Reserve Bank Stock	$34,970	$35,858
Derivative Financial Instruments	27,869	14,604
Low-Income Housing and Other Equity Investments	78,866	85,860
Deferred Compensation Plan Assets	36,941	31,871
Prepaid Expenses	12,119	8,533
Accounts Receivable	18,496	18,996
Other	38,983	35,160
Total Other Assets	$248,244	$230,882

Total other assets increased by $17.4 million or 8% from December 31, 2018. The increase was primarily due to a $13.3 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates. In addition, deferred compensation plan assets increased $5.1 million primarily due to an increase in the executive deferred compensation plan. These increases were partially offset by a $7.0 million decrease in low-income housing and solar energy partnership investments due to amortization.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2019	December 31, 2018
Consumer	$7,880,284	$7,726,731
Commercial	6,178,984	6,098,186
Public and Other	1,429,553	1,202,325
Total Deposits	$15,488,821	$15,027,242

Total deposits were $15.5 billion as of June 30, 2019, an increase of $461.6 million or 3% from December 31, 2018. This increase was primarily due to a $227.2 million increase in public and other deposits due to an increase in public demand deposits and time deposits of $124.5 million and $102.7 million, respectively. In addition, consumer deposits increased by $153.6 million primarily due to an increase in time and core deposits of $95.7 million and $57.9 million, respectively. Also, commercial deposits increased by $80.8 million primarily due to a $101.7 million increase in core deposits offset by a $20.9 million decrease in time deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2019	December 31, 2018
Money Market	$2,345,970	$1,973,979
Regular Savings	3,658,558	3,565,220
Total Savings Deposits	$6,004,528	$5,539,199

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2019	December 31, 2018
Private Institutions	$500,000	$500,000
Government Entities	4,299	4,296
Total Securities Sold Under Agreements to Repurchase	$504,299	$504,296

Securities sold under agreements to repurchase was $504.3 million as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the weighted-average maturity was 143 days for our repurchase agreements with government entities and 2.1 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 1.9 years.  As of June 30, 2019, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.61% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2019	December 31, 2018
Federal Home Loan Bank Advances	$100,000	$125,000
Capital Lease Obligations	10,605	10,643
Total	$110,605	$135,643

Other debt was $110.6 million as of June 30, 2019, a decrease of $25.0 million or 18% from December 31, 2018. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2019. As of June 30, 2019, our FHLB advances had a weighted-average interest rate of 2.12% with maturity dates ranging from 2019 to 2020. These advances were primarily for asset/liability management purposes. As of June 30, 2019, our remaining unused line of credit with the FHLB was $2.3 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Retail Banking	$25,481	$22,424	$49,998	$41,441
Commercial Banking	23,611	23,118	49,559	44,653
Investment Services and Private Banking	6,075	6,533	10,903	11,989
Total	55,167	52,075	110,460	98,083
Treasury and Other	1,752	2,643	5,258	10,675
Consolidated Total	$56,919	$54,718	$115,718	$108,758

Retail Banking

Net income increased by $3.1 million or 14% in the second quarter of 2019 compared to the same period in 2018 primarily due to increases in net interest income and noninterest income, and a decrease in the Provision. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. This was partially offset by lower average rates in the segment’s loan portfolio. The increase in noninterest income was primarily due to higher mortgage banking income and higher overdraft fees. Mortgage banking income increased primarily due to increased sales of conforming saleable loans from current production. The decrease in the Provision was primarily related to lower net charge-offs due to the sale of our MyBankoh Rewards Credit Card portfolio, as well as lower net charge-offs in our small business portfolio. This was partially offset by higher net charge-offs in our installment loan portfolio. The increase in noninterest expense was primarily due to higher allocated administrative, technology, and collections expense. This was partially offset by lower salaries expense and lower credit card expenses related to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio. The provision for income taxes increased due to higher pretax book income.

Net income increased by $8.6 million or 21% in the first half of 2019 compared to the same period in 2018 primarily due to increases in noninterest income and net interest income, and decreases in the Provision and noninterest expense. The increase in noninterest income was primarily due to due to a one-time commission received related to insurance products offered through a third-party administrator, as well as increases in mortgage banking income and overdraft fees. Mortgage banking income increased primarily due to increased sales of conforming saleable loans from current production. This was partially offset by lower credit card income related to the sale of our MyBankoh Rewards Credit Card portfolio. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio and higher average balances in the segment’s loan portfolio. This was partially offset by lower average rates in the segment’s loan portfolio. The decrease in the Provision was primarily related to lower net charge-offs due to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio, as well as lower net charge-offs in our auto loan, small business loan, and residential loan portfolios. This was partially offset by higher net charge-offs in our installment loan portfolio. The decrease in noninterest expense was primarily related to a $2.0 million increase in legal reserves recorded in the first quarter of 2018, lower salaries expense and lower credit card expenses related to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio. This was partially offset by higher allocated administrative, technology, and operations expense. The provision for income taxes increased due to higher pretax book income.

Commercial Banking

Net income increased by $0.5 million or 2% in the second quarter of 2019 compared to the same period in 2018 primarily due to increases in net interest income and noninterest income. This was partially offset by an increase in noninterest expense and provision for taxes. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio and growth in the segment’s loan portfolio. The increase in noninterest income was mainly due to higher fees related to our customer interest rate swap derivative program. The increase in provision for income taxes was primarily due to higher pretax book income coupled with a higher effective tax rate in the second quarter of 2019 as compared to the same period in 2018 due to second quarter 2018 tax rate offset by a tax benefit from an early buyout of leveraged leases. The increase in noninterest expense was primarily due to higher allocated and other charge-offs expenses.

Net income increased by $4.9 million or 11% for the first six months of 2019 compared to the same period in 2018 primarily due to an increase in net interest income and noninterest income. This was partially offset by an increase in noninterest expense. The increase in net interest income was primarily due to growth in the segment’s loan portfolio, higher earnings credits on the segment’s deposit portfolio. The increase in noninterest income was mainly due to higher fees related to our customer interest rate swap derivative program. The increase in noninterest expense was primarily due to higher allocated and operating expenses.

Investment Services and Private Banking

Net income decreased by $0.5 million or 7% in the second quarter of 2019 compared to the same period in 2018 primarily due to a decrease in net interest income and an increase in noninterest expense. This was partially offset by higher noninterest income.  The decrease in net interest income was primarily driven by lower earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily driven by higher allocated expenses.  The increase in noninterest revenue was primarily driven by shareholder servicing fees and investment advisory fees.

Net income decreased by $1.1 million or 9% in the first six months of 2019 compared to the same period in 2018 primarily due to a decrease in net interest income and noninterest income and an increase in noninterest expense. The decrease in net interest income was primarily driven by lower earnings credits on the segment’s deposit portfolio and lower yields on the loan portfolio. The decrease in noninterest income was primarily driven by lower trust fees, partially offset by increased annuity, shareholder servicing, and investment advisory fees. The increase in noninterest expense was primarily driven by higher allocated expenses.

Treasury and Other

Net income decreased by $0.9 million or 34% in the second quarter of 2019 compared to the same period in 2018 primarily due to an increase in the Provision offset by a lower tax benefit allocated to this segment and increase in non-interest income.  The increase in non-interest income was primarily due to lower investment losses.  The provision for income taxes and losses in this business segment represents the residual amount to arrive at the total Provisions for the Company.

Net income decreased by $5.4 million or 51% for the first six months of 2019 compared to the same period in 2018 primarily due to a decrease in non-interest income. There was also a decrease in the tax benefit allocated to this segment. The decrease in non-interest income was due to low income housing distributions in the first quarter of 2018. The Provision for taxes in this business segment represents the residual amount to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2019, our overall credit risk profile reflects a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2019.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2019	December 31, 2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$552	$542
Commercial Mortgage	11,310	2,040
Total Commercial	11,862	2,582
Consumer
Residential Mortgage	4,697	5,321
Home Equity	2,486	3,671
Total Consumer	7,183	8,992
Total Non-Accrual Loans and Leases	19,045	11,574
Foreclosed Real Estate	2,737	1,356
Total Non-Performing Assets	$21,782	$12,930

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$10
Total Commercial	—	10
Consumer
Residential Mortgage	$1,859	$2,446
Home Equity	2,981	2,684
Automobile	607	513
Other [1]	963	914
Total Consumer	6,410	6,557
Total Accruing Loans and Leases Past Due 90 Days or More	$6,410	$6,567
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$48,563	$48,731
Total Loans and Leases	$10,759,129	$10,448,774
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.18%	0.11%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.12%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.29%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.26%	0.19%
Changes in Non-Performing Assets
Balance as of December 31, 2018	$12,930
Additions	14,403
Reductions
Payments	(1,430)
Return to Accrual Status	(1,660)
Sales of Foreclosed Real Estate	(374)
Charge-offs/Write-downs	(2,087)
Total Reductions	(5,551)
Balance as of June 30, 2019	$21,782

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $21.8 million as of June 30, 2019, an increase of $8.9 million or 68% from December 31, 2018.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.20% as of June 30, 2019 and 0.12% as of December 31, 2018.

Commercial mortgage non-accrual loans were $11.3 million as of June 30, 2019, an increase of $9.3 million or 454% from December 31, 2018 due to two additional loans. We have evaluated the four commercial mortgage non-accrual loans for impairment and recorded a cumulative charge-off of $1.6 million on one of the loans.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.4 million or 102% from December 31, 2018 due to the addition of three residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $6.4 million as of June 30, 2019, a $0.2 million or 2% decrease from December 31, 2018. The decrease was primarily in residential mortgage loans, which was partially offset by an increase in the home equity portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $62.8 million as of June 30, 2019 and $54.6 million as of December 31, 2018, and had a related Allowance of $4.0 million as of June 30, 2019 and December 31, 2018.  As of June 30, 2019, we have recorded cumulative charge-offs of $9.2 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$6,287	$6,198
Commercial Mortgage	7,131	4,144
Construction	1,267	1,321
Total Commercial	14,685	11,663
Consumer
Residential Mortgage	19,045	19,753
Home Equity	3,495	3,359
Automobile	17,626	17,117
Other [1]	1,805	2,098
Total Consumer	41,971	42,327
Total	$56,656	$53,990

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $2.7 million or 5% from December 31, 2018. The increase was primarily due to one commercial mortgage loan modified in a TDR during the first quarter of 2019. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$112,845	$114,760	$113,515	$114,168
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(206)	(485)	(576)	(691)
Commercial Mortgage	—	—	(1,616)	—
Consumer
Residential Mortgage	(51)	(3)	(55)	(100)
Home Equity	(145)	(44)	(440)	(135)
Automobile	(1,691)	(1,515)	(3,444)	(3,769)
Other [1]	(3,036)	(3,614)	(5,826)	(6,954)
Total Loans and Leases Charged-Off	(5,129)	(5,661)	(11,957)	(11,649)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	401	366	902	694
Consumer
Residential Mortgage	95	214	579	434
Home Equity	746	451	1,334	1,076
Automobile	908	738	1,789	1,337
Other [1]	628	642	1,332	1,325
Total Recoveries on Loans and Leases Previously Charged-Off	2,778	2,411	5,936	4,866
Net Loans and Leases Charged-Off	(2,351)	(3,250)	(6,021)	(6,783)
Provision for Credit Losses	4,000	3,500	7,000	7,625
Balance at End of Period [2]	$114,494	$115,010	$114,494	$115,010

Components
Allowance for Loan and Lease Losses	$107,672	$108,188	$107,672	$108,188
Reserve for Unfunded Commitments	6,822	6,822	6,822	6,822
Total Reserve for Credit Losses	$114,494	$115,010	$114,494	$115,010

Average Loans and Leases Outstanding	$10,631,558	$9,962,860	$10,549,893	$9,883,746

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.09%	0.13%	0.12%	0.14%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.00%	1.08%	1.00%	1.08%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of June 30, 2019, the Allowance was $107.7 million or 1.00% of total loans and leases outstanding, compared with an Allowance of $106.7 million or 1.02% of total loans and leases outstanding as of December 31, 2018.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $2.4 million or 0.09% of total average loans and leases, on an annualized basis, in the second quarter of 2019 compared to net charge-offs of $3.3 million or 0.13% of total average loans and leases, on an annualized basis, in the second quarter of 2018. Net charge-offs on loans and leases were $6.0 million or 0.12% of total average loans and leases, on an annualized basis for the first six months of 2019, compared to net charge-offs of $6.8 million or 0.14% of total average loans and leases, on an annualized basis, in the first six months of 2018. Net charge-offs in our consumer portfolios were $4.7 million for the first six months of 2019 compared to $6.8 million for the same period in 2018. Net charge-offs in our commercial portfolios were $1.3 million for the first six months of 2019 compared to less than $0.1 million net recoveries for the same period in 2018.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2019, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of June 30, 2019, unchanged from December 31, 2018. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2019, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of June 30, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2019 was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2019		December 31, 2018
Gradual Change in Interest Rates (basis points)
+200	$15,990	3.1%	$11,014	2.2%
+100	8,178	1.6	5,673	1.1
-100	(8,571)	(1.7)	(6,289)	(1.2)

Immediate Change in Interest Rates (basis points)
+200	$35,202	6.9%	$23,309	4.6%
+100	20,311	4.0	12,517	2.5
-100	(26,687)	(5.2)	(17,665)	(3.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2019, we had additional borrowing capacity of $2.3 billion from the FHLB and $567.4 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2019.  As of June 30, 2019, cash and cash equivalents were $490.4 million, the carrying value of our available-for-sale investment securities was $2.6 billion, and total deposits were $15.5 billion.  As of June 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.8 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2019, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2019, shareholders’ equity was $1.3 billion, relatively unchanged from December 31, 2018. For the first six months of 2019, net income of $115.7 million, common stock issuances of $4.3 million, share-based compensation of $4.4 million, and other comprehensive income of $23.6 million were partially offset by cash dividends paid of $52.2 million and common stock repurchased of $78.2 million. In the first six months of 2019, we repurchased 946,826 shares under our share repurchase program. These shares were repurchased at an average cost per share of $79.03 and a total cost of $74.8 million. From the beginning of our share repurchase program in July 2001 through June 30, 2019, we repurchased a total of 56.2 million shares of common stock and returned a total of $2.2 billion to our shareholders at an average cost of $39.81 per share.

From July 1, 2019 through July 16, 2019, the Parent repurchased an additional 66,000 shares of common stock at an average cost of $81.78 per share for a total of $5.4 million. Remaining buyback authority under our share repurchase program was $81.5 million as of July 16, 2019. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2019, the Parent’s Board of Directors declared a quarterly cash dividend of $0.65 per share on the Parent’s outstanding shares.  The dividend will be payable on September 16, 2019 to shareholders of record at the close of business on August 30, 2019.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of June 30, 2019 and December 31, 2018.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2019	December 31, 2018
	Regulatory Capital
	Shareholders’ Equity	$1,285,948	$1,268,200
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(35,519)	(36,010)
	Net Unrealized Gains (Losses) on Investment Securities [2]	8,095	(15,033)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,284,852	1,290,723

	Tier 1 Capital	1,284,852	1,290,723
	Allowable Reserve for Credit Losses	114,494	113,515
	Total Regulatory Capital	$1,399,346	$1,404,238

	Risk-Weighted Assets	$10,309,085	$9,878,904

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	12.46%	13.07%
	Tier 1 Capital Ratio	12.46	13.07
	Total Capital Ratio	13.57	14.21
	Tier 1 Leverage Ratio	7.36	7.60
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

Uncertainty About the Continuing Availability of LIBOR May Adversely Affect Our Business
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR.  With this announcement there is uncertainty about the continued availability of LIBOR after 2021.  If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected.  Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.  We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR.  If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

The Company has begun its implementation efforts by establishing a Company-wide implementation team. The implementation team meets periodically to discuss the latest developments and ensure progress is being made.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2019 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2019	167,067	$81.20	165,000	$108,387,900
May 1 - 31, 2019	159,000	80.38	159,000	95,608,109
June 1 - 30, 2019	109,432	79.57	109,432	86,900,914
Total	435,499	$80.49	433,432

[1]
During the second quarter of 2019, 2,067 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 22, 2019		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document