Form 10-Q
period 2019-09-30
BANK OF HAWAII CORP
filed 2019-10-28
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019
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
Yes ☐  No ☒
 As of October 22, 2019, there were 40,274,021 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest Income
Interest and Fees on Loans and Leases	$110,877	$104,248	$329,789	$303,193
Income on Investment Securities
Available-for-Sale	17,512	12,588	46,016	37,109
Held-to-Maturity	18,796	20,821	62,866	62,828
Deposits	9	10	33	24
Funds Sold	656	1,393	2,830	2,996
Other	233	364	762	1,005
Total Interest Income	148,083	139,424	442,296	407,155
Interest Expense
Deposits	18,055	10,931	51,967	27,971
Securities Sold Under Agreements to Repurchase	4,257	4,667	13,451	13,848
Funds Purchased	146	33	815	169
Short-Term Borrowings	1	28	38	57
Other Debt	728	838	2,195	2,731
Total Interest Expense	23,187	16,497	68,466	44,776
Net Interest Income	124,896	122,927	373,830	362,379
Provision for Credit Losses	4,250	3,800	11,250	11,425
Net Interest Income After Provision for Credit Losses	120,646	119,127	362,580	350,954
Noninterest Income
Trust and Asset Management	10,930	10,782	33,076	33,319
Mortgage Banking	4,864	1,965	10,487	6,289
Service Charges on Deposit Accounts	7,592	7,255	22,239	21,249
Fees, Exchange, and Other Service Charges	14,900	14,173	43,360	42,906
Investment Securities Gains (Losses), Net	(1,469)	(729)	(3,080)	(3,097)
Annuity and Insurance	1,278	1,360	5,662	4,413
Bank-Owned Life Insurance	1,647	1,620	5,136	5,258
Other	6,765	5,056	18,756	16,478
Total Noninterest Income	46,507	41,482	135,636	126,815
Noninterest Expense
Salaries and Benefits	54,345	51,782	164,442	158,352
Net Occupancy	8,803	8,702	24,976	25,824
Net Equipment	7,637	6,116	21,365	17,488
Data Processing	4,676	4,241	13,929	12,695
Professional Fees	2,184	2,206	6,814	7,525
FDIC Insurance	1,257	2,057	3,816	6,396
Other	21,447	15,434	50,789	47,433
Total Noninterest Expense	100,349	90,538	286,131	275,713
Income Before Provision for Income Taxes	66,804	70,071	212,085	202,056
Provision for Income Taxes	14,752	13,138	44,315	36,365
Net Income	$52,052	$56,933	$167,770	$165,691
Basic Earnings Per Share	$1.30	$1.37	$4.14	$3.96
Diluted Earnings Per Share	$1.29	$1.36	$4.11	$3.93
Dividends Declared Per Share	$0.65	$0.60	$1.92	$1.72
Basic Weighted Average Shares	40,190,508	41,620,776	40,554,036	41,846,080
Diluted Weighted Average Shares	40,450,742	41,899,401	40,806,295	42,133,776

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$52,052	$56,933	$167,770	$165,691
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	5,405	(5,599)	28,533	(17,694)
Defined Benefit Plans	245	216	736	648
Total Other Comprehensive Income (Loss)	5,650	(5,383)	29,269	(17,046)
Comprehensive Income	$57,702	$51,550	$197,039	$148,645

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Interest-Bearing Deposits in Other Banks	$2,946	$3,028
Funds Sold	108,446	198,860
Investment Securities
Available-for-Sale	2,594,394	2,007,942
Held-to-Maturity (Fair Value of $2,972,273 and $3,413,994)	2,946,910	3,482,092
Loans Held for Sale	36,720	10,987
Loans and Leases	10,881,298	10,448,774
Allowance for Loan and Lease Losses	(108,936)	(106,693)
Net Loans and Leases	10,772,362	10,342,081
Total Earning Assets	16,461,778	16,044,990
Cash and Due From Banks	259,492	324,081
Premises and Equipment, Net	179,453	151,837
Operating Lease Right-of-Use Assets	101,005	—
Accrued Interest Receivable	47,897	51,230
Foreclosed Real Estate	2,939	1,356
Mortgage Servicing Rights	24,408	24,310
Goodwill	31,517	31,517
Bank-Owned Life Insurance	286,936	283,771
Other Assets	276,715	230,882
Total Assets	$17,672,140	$17,143,974

Liabilities
Deposits
Noninterest-Bearing Demand	$4,392,706	$4,739,596
Interest-Bearing Demand	3,000,865	3,002,925
Savings	6,141,098	5,539,199
Time	1,806,083	1,745,522
Total Deposits	15,340,752	15,027,242
Short-Term Borrowings	—	199
Securities Sold Under Agreements to Repurchase	604,299	504,296
Other Debt	110,585	135,643
Operating Lease Liabilities	108,264	—
Retirement Benefits Payable	39,682	40,494
Accrued Interest Payable	8,435	8,253
Taxes Payable and Deferred Taxes	21,089	19,736
Other Liabilities	147,544	139,911
Total Liabilities	16,380,650	15,875,774
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2019 - 58,176,305 / 40,359,259 June 30, 2019 - 58,175,367 / 40,687,719; December 31, 2018 - 58,063,689 / 41,499,898; and September 30, 2018 - 58,070,578 / 41,809,551)	579	577
Capital Surplus	580,200	571,704
Accumulated Other Comprehensive Loss	(21,774)	(51,043)
Retained Earnings	1,730,437	1,641,314
Treasury Stock, at Cost (Shares: September 30, 2019 - 17,817,046; June 30, 2019 - 17,487,648; December 31, 2018 - 16,563,791; and September 30, 2018 - 16,261,027)	(997,952)	(894,352)
Total Shareholders’ Equity	1,291,490	1,268,200
Total Liabilities and Shareholders’ Equity	$17,672,140	$17,143,974
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Income	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690

Net Income	—	—	—	—	56,919	—	56,919
Other Comprehensive Income	—	—	—	16,454	—	—	16,454
Share-Based Compensation	—	—	2,164	—	—	—	2,164
Common Stock Issued under Purchase and Equity Compensation Plans	43,180	1	588	—	365	1,308	2,262
Common Stock Repurchased	(434,149)	—	—	—	—	(34,986)	(34,986)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,555)	—	(26,555)
Balance as of June 30, 2019	40,687,719	$579	$577,346	$(27,424)	$1,704,993	$(969,546)	$1,285,948

Net Income	—	—	—	—	52,052	—	52,052
Other Comprehensive Income	—	—	—	5,650	—	—	5,650
Share-Based Compensation	—	—	2,224	—	—	—	2,224
Common Stock Issued under Purchase and Equity Compensation Plans	26,275	—	630	—	(271)	1,294	1,653
Common Stock Repurchased	(354,735)	—	—	—	—	(29,700)	(29,700)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,337)	—	(26,337)
Balance as of September 30, 2019	40,359,259	$579	$580,200	$(21,774)	$1,730,437	$(997,952)	$1,291,490

Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	54,040	—	54,040
Other Comprehensive Loss	—	—	—	(8,905)	—	—	(8,905)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	1,867	—	—	—	1,867
Common Stock Issued under Purchase and Equity Compensation Plans	121,299	1	570	—	252	1,128	1,951
Common Stock Repurchased	(208,328)	—	—	—	—	(17,541)	(17,541)
Cash Dividends Declared ($0.52 per share)	—	—	—	—	(22,087)	—	(22,087)
Balance as of March 31, 2018	42,314,414	$577	$563,598	$(51,097)	$1,551,900	$(823,785)	$1,241,193

Net Income	—	—	—	—	54,718	—	54,718
Other Comprehensive Loss	—	—	—	(2,758)	—	—	(2,758)
Share-Based Compensation	—	—	2,188	—	—	—	2,188
Common Stock Issued under Purchase and Equity Compensation Plans	58,345	—	650	—	(86)	1,864	2,428
Common Stock Repurchased	(288,693)	—	—	—	—	(24,688)	(24,688)
Cash Dividends Declared ($0.60 per share)	—	—	—	—	(25,364)	—	(25,364)
Balance as of June 30, 2018	42,084,066	$577	$566,436	$(53,855)	$1,581,168	$(846,609)	$1,247,717

Net Income	—	—	—	—	56,933	—	56,933
Other Comprehensive Loss	—	—	—	(5,383)	—	—	(5,383)
Share-Based Compensation	—	—	2,153	—	—	—	2,153
Common Stock Issued under Purchase and Equity Compensation Plans	23,645	—	634	—	85	1,135	1,854
Common Stock Repurchased	(298,160)	—	—	—	—	(24,759)	(24,759)
Cash Dividends Declared ($0.60 per share)	—	—	—	—	(25,188)	—	(25,188)
Balance as of September 30, 2018	41,809,551	$577	$569,223	$(59,238)	$1,612,998	$(870,233)	$1,253,327
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
Operating Activities
Net Income	$167,770	$165,691
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	11,250	11,425
Depreciation and Amortization	12,685	10,512
Amortization of Deferred Loan and Lease Fees	(85)	(330)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	15,102	25,633
Amortization of Operating Lease Right-of-Use Assets	9,495	—
Share-Based Compensation	6,662	6,208
Benefit Plan Contributions	(1,472)	(1,352)
Deferred Income Taxes	(5,805)	(6,557)
Gains on Sale of Premises and Equipment	(558)	—
Net Gains on Sales of Loans and Leases	(3,705)	(2,642)
Net Losses (Gains) on Sales of Investment Securities	3,080	3,097
Proceeds from Sales of Loans Held for Sale	299,062	215,897
Originations of Loans Held for Sale	(322,721)	(214,047)
Net Tax Benefits from Share-Based Compensation	693	985
Net Change in Other Assets and Other Liabilities	(38,710)	(5,148)
Net Cash Provided by Operating Activities	152,743	209,372

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,656,241	287,744
Purchases	(1,203,633)	(147,694)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	518,822	653,488
Purchases	(1,006,455)	(399,346)
Net Change in Loans and Leases	(441,007)	(444,529)
Purchases of Premises and Equipment	(40,381)	(22,514)
Proceeds from Sale of Premises and Equipment	639	—
Net Cash Used in Investing Activities	(515,774)	(72,851)

Financing Activities
Net Change in Deposits	313,510	(40,634)
Net Change in Short-Term Borrowings	99,804	(371)
Repayments of Long-Term Debt	(25,058)	(75,000)
Proceeds from Issuance of Common Stock	6,103	6,233
Repurchase of Common Stock	(107,875)	(66,998)
Cash Dividends Paid	(78,538)	(72,639)
Net Cash Provided by (Used in) Financing Activities	207,946	(249,409)

Net Change in Cash and Cash Equivalents	(155,085)	(112,888)
Cash and Cash Equivalents at Beginning of Period	525,969	447,851
Cash and Cash Equivalents at End of Period	$370,884	$334,963
Supplemental Information
Cash Paid for Interest	$68,284	$44,033
Cash Paid for Income Taxes	43,905	32,403
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	106,514	—
Initial Recognition of Operating Lease Liabilities	113,394	—
Transfer from Investment Securities Held-To-Maturity to Investment Securities Available-For-Sale	1,014,859	—
Transfer from Loans to Foreclosed Real Estate	2,070	2,592

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

The Company participates in limited partnerships or limited liability companies that sponsor low-income housing projects. These entities provide funds for the construction and operation of apartment complexes that provide affordable housing to lower-income households. If these developments successfully attract a specified percentage of residents falling in that lower-income range, state and/or federal income tax credits are made available to the partners. The tax credits are generally recognized over 10 years for federal and 5 years for state. In order to continue receiving the tax credits each year over the life of the entity, the low-income residency targets must be maintained.

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

Unfunded commitments to fund these low-income housing entities were $16.9 million and $15.2 million as of September 30, 2019 and December 31, 2018, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $81.2 million and $85.9 million as of September 30, 2019 and December 31, 2018, respectively, and is included in other assets in the consolidated statements of condition.

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

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL approach will not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and the Company is planning to adopt the standard in the first quarter of 2020. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team has been working with an advisory consultant and has finalized and documented the methodologies that will be utilized. The team is currently finalizing controls, processes, policies and disclosures in preparation for performing a full end-to-end parallel run. This parallel run will be completed during the fourth quarter of 2019 for the period ended September 30, 2019. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Interest-Bearing Deposits in Other Banks	$2,946	$3,028
Funds Sold	108,446	198,860
Cash and Due From Banks	259,492	324,081
Total Cash and Cash Equivalents	$370,884	$525,969

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$236,794	$283	$(1,392)	$235,685
Debt Securities Issued by States and Political Subdivisions	53,211	772	(1)	53,982
Debt Securities Issued by U.S. Government-Sponsored Enterprises	21,969	18	(92)	21,895
Debt Securities Issued by Corporations	348,006	1,550	(1,115)	348,441
Mortgage-Backed Securities:
Residential - Government Agencies	1,215,859	15,731	(2,953)	1,228,637
Residential - U.S. Government-Sponsored Enterprises	532,885	5,769	(1,318)	537,336
Commercial - Government Agencies	166,306	3,689	(1,577)	168,418
Total Mortgage-Backed Securities	1,915,050	25,189	(5,848)	1,934,391
Total	$2,575,030	$27,812	$(8,448)	$2,594,394
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$354,073	$1,502	$(133)	$355,442
Debt Securities Issued by States and Political Subdivisions	65,109	1,254	—	66,363
Debt Securities Issued by Corporations	15,703	—	(143)	15,560
Mortgage-Backed Securities:
Residential - Government Agencies	1,144,257	16,945	(5,137)	1,156,065
Residential - U.S. Government-Sponsored Enterprises	1,282,944	13,456	(2,105)	1,294,295
Commercial - Government Agencies	84,824	474	(750)	84,548
Total Mortgage-Backed Securities	2,512,025	30,875	(7,992)	2,534,908
Total	$2,946,910	$33,631	$(8,268)	$2,972,273

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

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

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2019.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$169,544	$169,762
Due After One Year Through Five Years	120,351	120,126
Due After Five Years Through Ten Years	134,235	135,383
Due After Ten Years	51	52
	424,181	425,323

Debt Securities Issued by Government Agencies	235,799	234,680
Mortgage-Backed Securities:
Residential - Government Agencies	1,215,859	1,228,637
Residential - U.S. Government-Sponsored Enterprises	532,885	537,336
Commercial - Government Agencies	166,306	168,418
Total Mortgage-Backed Securities	1,915,050	1,934,391
Total	$2,575,030	$2,594,394

Held-to-Maturity:
Due in One Year or Less	$304,243	$305,141
Due After One Year Through Five Years	119,592	121,302
Due After Five Years Through Ten Years	11,050	10,922
	434,885	437,365
Mortgage-Backed Securities:
Residential - Government Agencies	1,144,257	1,156,065
Residential - U.S. Government-Sponsored Enterprises	1,282,944	1,294,295
Commercial - Government Agencies	84,824	84,548
Total Mortgage-Backed Securities	2,512,025	2,534,908
Total	$2,946,910	$2,972,273

Investment securities with carrying values of $2.6 billion and $2.3 billion as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Gross Gains on Sales of Investment Securities	$38	$—	$7,701	$—
Gross Losses on Sales of Investment Securities	(1,507)	(729)	(10,781)	(3,097)
Net Gains (Losses) on Sales of Investment Securities	$(1,469)	$(729)	$(3,080)	$(3,097)

The losses on sales of investment securities during the three and nine months ended September 30, 2019 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred, combined with a $0.5 million liability recorded in third quarter 2019 related to a change in the Visa Class B conversion ratio. In addition, the gross gains and losses on sales of investment securities during the nine months ended September 30, 2019 included sales of municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning. The losses during the three and nine months ended September 30, 2018 were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions combined with a $1.0 million liability recorded in the second quarter of 2018 related to changes in the Visa Class B conversion ratio.

The Company’s gross unrealized losses and the related fair value of investment securities, aggregated by investment category and length of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$64,180	$(115)	$107,800	$(1,277)	$171,980	$(1,392)
Debt Securities Issued by States and Political Subdivisions	181	—	468	(1)	649	(1)
Debt Securities Issued by U.S. Government-Sponsored Enterprises	21,233	(92)	—	—	21,233	(92)
Debt Securities Issued by Corporations	25,808	(581)	114,466	(534)	140,274	(1,115)
Mortgage-Backed Securities:
Residential - Government Agencies	62,749	(173)	182,660	(2,780)	245,409	(2,953)
Residential - U.S. Government-Sponsored Enterprises	60,586	(408)	82,390	(910)	142,976	(1,318)
Commercial - Government Agencies	—	—	54,118	(1,577)	54,118	(1,577)
Total Mortgage-Backed Securities	123,335	(581)	319,168	(5,267)	442,503	(5,848)
Total	$234,737	$(1,369)	$541,902	$(7,079)	$776,639	$(8,448)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$39,912	$(133)	$39,912	$(133)
Debt Securities Issued by Corporations	4,638	(15)	10,922	(128)	15,560	(143)
Mortgage-Backed Securities:
Residential - Government Agencies	76,076	(278)	277,116	(4,859)	353,192	(5,137)
Residential - U.S. Government-Sponsored Enterprises	160,448	(312)	165,075	(1,793)	325,523	(2,105)
Commercial - Government Agencies	—	—	53,014	(750)	53,014	(750)
Total Mortgage-Backed Securities	236,524	(590)	495,205	(7,402)	731,729	(7,992)
Total	$241,162	$(605)	$546,039	$(7,663)	$787,201	$(8,268)

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$157,058	$(964)	$173,763	$(1,613)	$330,821	$(2,577)
Debt Securities Issued by States and Political Subdivisions	38,138	(59)	156,772	(972)	194,910	(1,031)
Debt Securities Issued by Corporations	59,770	(231)	163,371	(1,626)	223,141	(1,857)
Mortgage-Backed Securities:
Residential - Government Agencies	6,299	(10)	19,011	(919)	25,310	(929)
Residential - U.S. Government-Sponsored Enterprises	—	—	473,380	(12,563)	473,380	(12,563)
Commercial - Government Agencies	—	—	59,380	(4,484)	59,380	(4,484)
Total Mortgage-Backed Securities	6,299	(10)	551,771	(17,966)	558,070	(17,976)
Total	$261,265	$(1,264)	$1,045,677	$(22,177)	$1,306,942	$(23,441)
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$99,440	$(237)	$134,239	$(856)	$233,679	$(1,093)
Debt Securities Issued by Corporations	—	—	95,511	(1,755)	95,511	(1,755)
Mortgage-Backed Securities:
Residential - Government Agencies	12,974	(45)	1,491,747	(51,728)	1,504,721	(51,773)
Residential - U.S. Government-Sponsored Enterprises	—	—	617,000	(20,259)	617,000	(20,259)
Commercial - Government Agencies	19,217	(61)	145,715	(5,116)	164,932	(5,177)
Total Mortgage-Backed Securities	32,191	(106)	2,254,462	(77,103)	2,286,653	(77,209)
Total	$131,631	$(343)	$2,484,212	$(79,714)	$2,615,843	$(80,057)

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2019, which were comprised of 233 individual securities, represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  As of September 30, 2019 and December 31, 2018, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Taxable	$35,584	$28,855	$102,912	$85,931
Non-Taxable	724	4,554	5,970	14,006
Total Interest Income from Investment Securities	$36,308	$33,409	$108,882	$99,937

As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Federal Home Loan Bank Stock	$14,000	$15,000
Federal Reserve Bank Stock	21,093	20,858
Total	$35,093	$35,858

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of September 30, 2019, the conversion ratio was 1.6228. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 83,014 Class B shares (134,715 Class A equivalents) that the Company owns as of September 30, 2019 are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,361,011	$1,331,149
Commercial Mortgage	2,477,296	2,302,356
Construction	154,754	170,061
Lease Financing	163,672	176,226
Total Commercial	4,156,733	3,979,792
Consumer
Residential Mortgage	3,846,511	3,673,796
Home Equity	1,681,951	1,681,442
Automobile	713,424	658,133
Other [1]	482,679	455,611
Total Consumer	6,724,565	6,468,982
Total Loans and Leases	$10,881,298	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $2.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $4.1 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Allowance for Loan and Lease Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2019 and 2018.  The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2019 and 2018.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$69,268	$38,404	$107,672
Loans and Leases Charged-Off	(239)	(5,516)	(5,755)
Recoveries on Loans and Leases Previously Charged-Off	318	2,451	2,769
Net Loans and Leases Recovered (Charged-Off)	79	(3,065)	(2,986)
Provision for Credit Losses	1,023	3,227	4,250
Balance at End of Period	$70,370	$38,566	$108,936
Nine Months Ended September 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,431)	(15,281)	(17,712)
Recoveries on Loans and Leases Previously Charged-Off	1,220	7,485	8,705
Net Loans and Leases Recovered (Charged-Off)	(1,211)	(7,796)	(9,007)
Provision for Credit Losses	4,707	6,543	11,250
Balance at End of Period	$70,370	$38,566	$108,936
As of September 30, 2019
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$115	$3,266	$3,381
Collectively Evaluated for Impairment	70,255	35,300	105,555
Total	$70,370	$38,566	$108,936
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$19,324	$40,665	$59,989
Collectively Evaluated for Impairment	4,137,409	6,683,900	10,821,309
Total	$4,156,733	$6,724,565	$10,881,298

Three Months Ended September 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$63,712	$44,476	$108,188
Loans and Leases Charged-Off	(449)	(5,578)	(6,027)
Recoveries on Loans and Leases Previously Charged-Off	542	2,187	2,729
Net Loans and Leases Recovered (Charged-Off)	93	(3,391)	(3,298)
Provision for Credit Losses	1,274	2,526	3,800
Balance at End of Period	$65,079	$43,611	$108,690
Nine Months Ended September 30, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(1,140)	(16,536)	(17,676)
Recoveries on Loans and Leases Previously Charged-Off	1,236	6,359	7,595
Net Loans and Leases Recovered (Charged-Off)	96	(10,177)	(10,081)
Provision for Credit Losses	(839)	12,264	11,425
Balance at End of Period	$65,079	$43,611	$108,690
As of September 30, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$135	$3,810	$3,945
Collectively Evaluated for Impairment	64,944	39,801	104,745
Total	$65,079	$43,611	$108,690
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,190	$42,218	$54,408
Collectively Evaluated for Impairment	3,888,118	6,288,536	10,176,654
Total	$3,900,308	$6,330,754	$10,231,062

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis.  The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,305,019	$2,413,316	$149,757	$161,947	$4,030,039
Special Mention	19,394	37,454	3,778	—	60,626
Classified	36,598	26,526	1,219	1,725	66,068
Total	$1,361,011	$2,477,296	$154,754	$163,672	$4,156,733

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,841,820	$1,678,930	$712,842	$481,604	$6,715,196
Classified	4,691	3,021	582	1,075	9,369
Total	$3,846,511	$1,681,951	$713,424	$482,679	$6,724,565
Total Recorded Investment in Loans and Leases					$10,881,298

	December 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,302,278	$2,256,128	$168,740	$175,223	$3,902,369
Special Mention	17,688	30,468	—	5	48,161
Classified	11,183	15,760	1,321	998	29,262
Total	$1,331,149	$2,302,356	$170,061	$176,226	$3,979,792

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,668,475	$1,677,193	$657,620	$454,697	$6,457,985
Classified	5,321	4,249	513	914	10,997
Total	$3,673,796	$1,681,442	$658,133	$455,611	$6,468,982
Total Recorded Investment in Loans and Leases					$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of September 30, 2019
Commercial
Commercial and Industrial	$826	$131	$81	$573	$1,611	$1,359,400	$1,361,011	$448
Commercial Mortgage	750	—	—	11,088	11,838	2,465,458	2,477,296	11,088
Construction	—	—	—	—	—	154,754	154,754	—
Lease Financing	—	—	—	—	—	163,672	163,672	—
Total Commercial	1,576	131	81	11,661	13,449	4,143,284	4,156,733	11,536
Consumer
Residential Mortgage	3,666	979	2,032	4,258	10,935	3,835,576	3,846,511	782
Home Equity	2,446	2,159	2,320	2,787	9,712	1,672,239	1,681,951	942
Automobile	13,809	1,681	582	—	16,072	697,352	713,424	—
Other [1]	2,507	1,812	1,076	—	5,395	477,284	482,679	—
Total Consumer	22,428	6,631	6,010	7,045	42,114	6,682,451	6,724,565	1,724
Total	$24,004	$6,762	$6,091	$18,706	$55,563	$10,825,735	$10,881,298	$13,260

As of December 31, 2018
Commercial
Commercial and Industrial	$3,653	$118	$10	$542	$4,323	$1,326,826	$1,331,149	$515
Commercial Mortgage	561	—	—	2,040	2,601	2,299,755	2,302,356	2,040
Construction	—	—	—	—	—	170,061	170,061	—
Lease Financing	—	—	—	—	—	176,226	176,226	—
Total Commercial	4,214	118	10	2,582	6,924	3,972,868	3,979,792	2,555
Consumer
Residential Mortgage	5,319	638	2,446	5,321	13,724	3,660,072	3,673,796	1,203
Home Equity	3,323	1,581	2,684	3,671	11,259	1,670,183	1,681,442	765
Automobile	12,372	2,240	513	—	15,125	643,008	658,133	—
Other [1]	2,913	1,245	914	—	5,072	450,539	455,611	—
Total Consumer	23,927	5,704	6,557	8,992	45,180	6,423,802	6,468,982	1,968
Total	$28,141	$5,822	$6,567	$11,574	$52,104	$10,396,670	$10,448,774	$4,523

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2019
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,439	$4,439	$—
Commercial Mortgage	10,997	16,114	—
Construction	1,219	1,219	—
Total Commercial	16,655	21,772	—
Total Impaired Loans with No Related Allowance Recorded	$16,655	$21,772	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$942	$1,225	$84
Commercial Mortgage	1,727	1,727	31
Total Commercial	2,669	2,952	115
Consumer
Residential Mortgage	18,129	21,721	2,632
Home Equity	3,228	3,228	346
Automobile	17,621	17,621	244
Other [1]	1,687	1,687	44
Total Consumer	40,665	44,257	3,266
Total Impaired Loans with an Allowance Recorded	$43,334	$47,209	$3,381

Impaired Loans:
Commercial	$19,324	$24,724	$115
Consumer	40,665	44,257	3,266
Total Impaired Loans	$59,989	$68,981	$3,381

December 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,587	$4,587	$—
Commercial Mortgage	2,712	6,212	—
Construction	1,321	1,321	—
Total Commercial	8,620	12,120	—
Total Impaired Loans with No Related Allowance Recorded	$8,620	$12,120	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,856	$2,099	$130
Commercial Mortgage	1,822	1,822	92
Total Commercial	3,678	3,921	222
Consumer
Residential Mortgage	19,753	23,635	3,051
Home Equity	3,359	3,359	350
Automobile	17,117	17,117	296
Other [1]	2,098	2,098	57
Total Consumer	42,327	46,209	3,754
Total Impaired Loans with an Allowance Recorded	$46,005	$50,130	$3,976

Impaired Loans:
Commercial	$12,298	$16,041	$222
Consumer	42,327	46,209	3,754
Total Impaired Loans	$54,625	$62,250	$3,976
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,642	$70	$5,900	$48
Commercial Mortgage	8,359	15	3,179	15
Construction	1,243	20	1,361	2
Total Commercial	14,244	105	10,440	65
Total Impaired Loans with No Related Allowance Recorded	$14,244	$105	$10,440	$65

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,312	$7	$1,537	$55
Commercial Mortgage	4,502	2	211	17
Total Commercial	5,814	9	1,748	72
Consumer
Residential Mortgage	18,587	190	20,571	456
Home Equity	3,362	40	2,695	35
Automobile	17,624	297	16,008	293
Other [1]	1,746	37	2,826	62
Total Consumer	41,319	564	42,100	846
Total Impaired Loans with an Allowance Recorded	$47,133	$573	$43,848	$918

Impaired Loans:
Commercial	$20,058	$114	$12,188	$137
Consumer	41,319	564	42,100	846
Total Impaired Loans	$61,377	$678	$54,288	$983

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,760	$233	$6,927	$244
Commercial Mortgage	6,322	47	5,285	132
Construction	1,275	62	1,373	47
Total Commercial	12,357	342	13,585	423
Total Impaired Loans with No Related Allowance Recorded	$12,357	$342	$13,585	$423

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,499	$50	$1,347	$75
Commercial Mortgage	3,155	6	223	23
Total Commercial	4,654	56	1,570	98
Consumer
Residential Mortgage	19,060	585	20,514	883
Home Equity	3,341	120	2,448	86
Automobile	17,537	890	15,881	832
Other [1]	1,895	118	2,800	170
Total Consumer	41,833	1,713	41,643	1,971
Total Impaired Loans with an Allowance Recorded	$46,487	$1,769	$43,213	$2,069

Impaired Loans:
Commercial	$17,011	$398	$15,155	$521
Consumer	41,833	1,713	41,643	1,971
Total Impaired Loans	$58,844	$2,111	$56,798	$2,492

[1]	Comprised of other revolving credit and installment financing.

For the three and nine months ended September 30, 2019 and 2018, the amounts of interest income recognized by the Company within the periods that the loans were impaired were primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and nine months ended September 30, 2019 and 2018, the amount of interest income recognized using a cash-basis method of accounting during the periods that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $54.0 million as of September 30, 2019 and December 31, 2018.  There were $0.1 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of September 30, 2019 and December 31, 2018, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2019 and 2018.

	Loans Modified as a TDR for the Three Months Ended September 30, 2019			Loans Modified as a TDR for the Three Months Ended September 30, 2018
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$45	$—	1	$233	$—
Total Commercial	1	45	—	1	233	—
Consumer
Residential Mortgage	—	—	—	2	296	5
Home Equity	—	—	—	2	434	69
Automobile	86	1,665	23	87	1,700	33
Other [2]	14	117	3	49	326	9
Total Consumer	100	1,782	26	140	2,756	116
Total	101	$1,827	$26	141	$2,989	$116

	Loans Modified as a TDR for the Nine Months Ended September 30, 2019			Loans Modified as a TDR for the Nine Months Ended September 30, 2018
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	5	$244	$14	8	$1,450	$47
Commercial Mortgage	1	3,766	—	—	—	—
Total Commercial	6	4,010	14	8	1,450	47
Consumer
Residential Mortgage	1	57	—	4	749	35
Home Equity	2	246	—	5	971	69
Automobile	271	5,011	69	254	5,196	100
Other [2]	75	459	12	173	1,182	34
Total Consumer	349	5,773	81	436	8,098	238
Total	355	$9,783	$95	444	$9,548	$285

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2019 and 2018, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$133	—	$—
Home Equity	1	195	—	—
Automobile	9	126	12	266
Other [2]	9	72	28	174
Total Consumer	20	526	40	440
Total	20	$526	40	$440

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	1	$55	—	$—
Total Commercial	1	55	—	—

Consumer
Residential Mortgage	1	133	—	—
Home Equity	1	195	—	—
Automobile	22	326	32	614
Other [2]	24	144	56	382
Total Consumer	48	798	88	996
Total	49	$853	88	$996

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.8 million as of September 30, 2019.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.0 billion and $2.9 billion as of September 30, 2019 and December 31, 2018, respectively.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended September 30, 2019 and 2018, and $5.4 million for the nine months ended September 30, 2019 and 2018.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$1,212	$1,366	$1,290	$1,454
Change in Fair Value:
Due to Payoffs	(38)	(39)	(116)	(127)
Total Changes in Fair Value of Mortgage Servicing Rights	(38)	(39)	(116)	(127)
Balance at End of Period	$1,174	$1,327	$1,174	$1,327

For the three and nine months ended September 30, 2019 and 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$23,021	$23,217	$23,020	$23,168
Servicing Rights that Resulted From Asset Transfers	1,263	562	2,788	1,957
Amortization	(1,032)	(643)	(2,546)	(1,989)
Valuation Allowance Provision	(18)	—	(28)	—
Balance at End of Period	$23,234	$23,136	$23,234	$23,136

Valuation Allowance:
Balance at Beginning of Period	$(10)	$—	$—	$—
Valuation Allowance Provision	(18)	—	(28)	—
Balance at End of Period	$(28)	$—	$(28)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$24,905	$29,746	$29,218	$26,716
End of Period	$23,674	$30,063	$23,674	$30,063

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted-Average Constant Prepayment Rate [1]	11.81%	7.01%
Weighted-Average Life (in years)	5.79	7.89
Weighted-Average Note Rate	4.03%	4.06%
Weighted-Average Discount Rate [2]	6.96%	9.59%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2019 and December 31, 2018 is presented in the following table.

(dollars in thousands)	September 30, 2019	December 31, 2018
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(268)	$(361)
Decrease in fair value from 50 bps adverse change	(529)	(716)
Discount Rate
Decrease in fair value from 25 bps adverse change	(231)	(325)
Decrease in fair value from 50 bps adverse change	(458)	(643)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6. Affordable Housing Projects Tax Credit Partnerships

The Company makes equity investments in various limited partnerships or limited liability companies that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of these entities include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner or non-managing member in each LIHTC limited partnership or limited liability company, respectively. Each of these entities is managed by an unrelated third-party general partner or managing member who exercises significant control over the affairs of the entity. The general partner or managing member has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership or managing member of a limited liability company. Duties entrusted to the general partner or managing member include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) or non-managing member (s) relating to the approval of certain transactions, the limited partner(s) and non-managing members may not participate in the operation, management, or control of the entity’s business, transact any business in the entity’s name or have any power to sign documents for or otherwise bind the entity. In addition, the general partner or managing member may only be removed by the limited partner(s) or managing member(s) in the event of a failure to comply with the terms of the agreement or negligence in performing its duties.

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $71.9 million and $73.7 million as of September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$2,923
2020	12,370
2021	44
2022	69
2023	45
Thereafter	1,417
Total Unfunded Commitments	$16,868

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Effective Yield Method
Tax credits and other tax benefits recognized	$2,930	$3,380	$8,789	$10,192
Amortization Expense in Provision for Income Taxes	1,891	2,078	5,674	6,233

Proportional Amortization Method
Tax credits and other tax benefits recognized	$753	$410	$2,260	$1,231
Amortization Expense in Provision for Income Taxes	645	333	1,934	999

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2019 and 2018. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to the provision for income tax.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with highly-rated third-party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $8.2 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest) and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third-party financial institution in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities. For government entity repurchase agreements, the collateral is held by the Company in a segregated custodial account under a tri-party agreement. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2019 and December 31, 2018, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,303	$116,587	$314,890
Debt Securities Issued by States and Political Subdivisions	490	2,300	—	—	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	1,509	—	26,697	59,524	87,730
Residential - U.S. Government-Sponsored Enterprises	—	—	—	198,889	198,889
Total	$1,999	$2,300	$225,000	$375,000	$604,299

December 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,442	$117,021	$315,463
Debt Securities Issued by States and Political Subdivisions	1,906	1,590	—	—	3,496
Mortgage-Backed Securities:
Residential - Government Agencies	800	—	26,558	70,341	97,699
Residential - U.S. Government-Sponsored Enterprises	—	—	—	87,638	87,638
Total	$2,706	$1,590	$225,000	$275,000	$504,296

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2019 and December 31, 2018. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
September 30, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$92	$—	$92	$92	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	8,258	—	8,258	92	6,113	2,053

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,299	—	4,299	—	4,299	—
	$604,299	$—	$604,299	$—	$604,299	$—

December 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$7,572	$—	$7,572	$1,490	$—	$6,082

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,490	—	1,490	1,490	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,296	—	4,296	—	4,296	—
	$504,296	$—	$504,296	$—	$504,296	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $644.3 million and $526.7 million as of September 30, 2019 and December 31, 2018, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.8 million and $6.8 million as of September 30, 2019 and December 31, 2018, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$7,314	$1,938	$5,376
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	39	10	29
Net Unrealized Gains (Losses) on Investment Securities	7,353	1,948	5,405
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	108	298
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	89	245
Other Comprehensive Income (Loss)	$7,687	$2,037	$5,650

Three Months Ended September 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(8,086)	$(2,137)	$(5,949)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	476	126	350
Net Unrealized Gains (Losses) on Investment Securities	(7,610)	(2,011)	(5,599)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	437	115	322
Amortization of Prior Service Credit	(142)	(36)	(106)
Defined Benefit Plans, Net	295	79	216
Other Comprehensive Income (Loss)	$(7,315)	$(1,932)	$(5,383)

Nine Months Ended September 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$38,077	$10,090	$27,987
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(63)	(17)	(46)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	804	212	592
Net Unrealized Gains (Losses) on Investment Securities	38,818	10,285	28,533
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,218	323	895
Amortization of Prior Service Credit	(216)	(57)	(159)
Defined Benefit Plans, Net	1,002	266	736
Other Comprehensive Income (Loss)	$39,820	$10,551	$29,269

Nine Months Ended September 30, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(25,765)	$(6,812)	$(18,953)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,712	453	1,259
Net Unrealized Gains (Losses) on Investment Securities	(24,053)	(6,359)	(17,694)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,309	346	963
Amortization of Prior Service Credit	(426)	(111)	(315)
Defined Benefit Plans, Net	883	235	648
Other Comprehensive Income (Loss)	$(23,170)	$(6,124)	$(17,046)

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2019
Balance at Beginning of Period	$8,859	$(764)	$(35,519)	$(27,424)
Other Comprehensive Income (Loss) Before Reclassifications	5,376	—	—	5,376
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	29	245	274
Total Other Comprehensive Income (Loss)	5,376	29	245	5,650
Balance at End of Period	$14,235	$(735)	$(35,274)	$(21,774)

Three Months Ended September 30, 2018
Balance at Beginning of Period	$(15,331)	$(5,272)	$(33,252)	$(53,855)
Other Comprehensive Income (Loss) Before Reclassifications	(5,949)	—	—	(5,949)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	350	216	566
Total Other Comprehensive Income (Loss)	(5,949)	350	216	(5,383)
Balance at End of Period	$(21,280)	$(4,922)	$(33,036)	$(59,238)

Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	27,987	—	—	27,987
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(46)	592	736	1,282
Total Other Comprehensive Income (Loss)	24,682	3,851	736	29,269
Balance at End of Period	$14,235	$(735)	$(35,274)	$(21,774)

Nine Months Ended September 30, 2018
Balance at Beginning of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(18,953)	—	—	(18,953)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,259	648	1,907
Total Other Comprehensive Income (Loss)	(18,953)	1,259	648	(17,046)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(21,280)	$(4,922)	$(33,036)	$(59,238)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(39)	$(476)	Interest Income
	10	126	Provision for Income Tax
	(29)	(350)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	72	142
Net Actuarial Losses [2]	(406)	(437)
	(334)	(295)	Total Before Tax
	89	79	Provision for Income Tax
	(245)	(216)	Net of Tax

Total Reclassifications for the Period	$(274)	$(566)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(804)	$(1,712)	Interest Income
	212	453	Provision for Income Tax
	(592)	(1,259)	Net of Tax
Sale of Investment Securities Available-for-Sale	63	—	Investment Securities Gains (Losses), Net
	(17)	—	Provision for Income Tax
	46	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	216	426
Net Actuarial Losses [2]	(1,218)	(1,309)
	(1,002)	(883)	Total Before Tax
	266	235	Provision for Income Tax
	(736)	(648)	Net of Tax

Total Reclassifications for the Period	$(1,282)	$(1,907)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Denominator for Basic Earnings Per Share	40,190,508	41,620,776	40,554,036	41,846,080
Dilutive Effect of Equity Based Awards	260,234	278,625	252,259	287,696
Denominator for Diluted Earnings Per Share	40,450,742	41,899,401	40,806,295	42,133,776

Antidilutive Stock Options and Restricted Stock Outstanding	—	—	2,399	—

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, and small business loans and leases.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers co-branded credit cards and some types of consumer insurance products.  Products and services from Retail Banking are delivered to customers through 67 branch locations and 379 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2019 and 2018 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2019
Net Interest Income	$66,648	$46,791	$9,641	$1,816	$124,896
Provision for Credit Losses	3,084	(130)	32	1,264	4,250
Net Interest Income After Provision for Credit Losses	63,564	46,921	9,609	552	120,646
Noninterest Income	22,964	8,739	13,663	1,141	46,507
Noninterest Expense	(59,358)	(21,330)	(15,840)	(3,821)	(100,349)
Income Before Provision for Income Taxes	27,170	34,330	7,432	(2,128)	66,804
Provision for Income Taxes	(6,547)	(8,560)	(1,959)	2,314	(14,752)
Net Income	$20,623	$25,770	$5,473	$186	$52,052
Total Assets as of September 30, 2019	$6,668,902	$4,145,717	$324,388	$6,533,133	$17,672,140

Three Months Ended September 30, 2018
Net Interest Income	$66,927	$46,240	$10,574	$(814)	$122,927
Provision for Credit Losses	3,229	69	—	502	3,800
Net Interest Income After Provision for Credit Losses	63,698	46,171	10,574	(1,316)	119,127
Noninterest Income	19,814	6,241	13,526	1,901	41,482
Noninterest Expense	(51,806)	(20,242)	(15,657)	(2,833)	(90,538)
Income Before Provision for Income Taxes	31,706	32,170	8,443	(2,248)	70,071
Provision for Income Taxes	(7,943)	(7,218)	(2,226)	4,249	(13,138)
Net Income	$23,763	$24,952	$6,217	$2,001	$56,933
Total Assets as of September 30, 2018	$6,246,126	$3,873,454	$340,793	$6,531,361	$16,991,734

Nine Months Ended September 30, 2019
Net Interest Income	$200,019	$139,784	$29,685	$4,342	$373,830
Provision for Credit Losses	7,852	1,141	14	2,243	11,250
Net Interest Income After Provision for Credit Losses	192,167	138,643	29,671	2,099	362,580
Noninterest Income	65,305	22,738	41,767	5,826	135,636
Noninterest Expense	(163,968)	(63,545)	(49,200)	(9,418)	(286,131)
Income Before Provision for Income Taxes	93,504	97,836	22,238	(1,493)	212,085
Provision for Income Taxes	(22,883)	(22,507)	(5,862)	6,937	(44,315)
Net Income	$70,621	$75,329	$16,376	$5,444	$167,770
Total Assets as of September 30, 2019	$6,668,902	$4,145,717	$324,388	$6,533,133	$17,672,140

Nine Months Ended September 30, 2018
Net Interest Income	$197,007	$133,148	$30,987	$1,237	$362,379
Provision for Credit Losses	10,417	(276)	(60)	1,344	11,425
Net Interest Income After Provision for Credit Losses	186,590	133,424	31,047	(107)	350,954
Noninterest Income	58,665	17,395	41,941	8,814	126,815
Noninterest Expense	(158,344)	(60,432)	(48,264)	(8,673)	(275,713)
Income Before Provision for Income Taxes	86,911	90,387	24,724	34	202,056
Provision for Income Taxes	(21,707)	(20,782)	(6,518)	12,642	(36,365)
Net Income	$65,204	$69,605	$18,206	$12,676	$165,691
Total Assets as of September 30, 2018	$6,246,126	$3,873,454	$340,793	$6,531,361	$16,991,734

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2019 and 2018.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018
Three Months Ended September 30,
Service Cost	$—	$—	$118	$114
Interest Cost	1,094	1,041	258	235
Expected Return on Plan Assets	(1,249)	(1,281)	—	—
Amortization of:
Prior Service Credit	—	—	(72)	(142)
Net Actuarial Losses (Gains)	483	498	(77)	(61)
Net Periodic Benefit Cost	$328	$258	$227	$146

Nine Months Ended September 30,
Service Cost	$—	$—	$353	$344
Interest Cost	3,281	3,123	773	706
Expected Return on Plan Assets	(3,747)	(3,845)	—	—
Amortization of:
Prior Service Credit	—	—	(216)	(426)
Net Actuarial Losses (Gains)	1,451	1,494	(233)	(185)
Net Periodic Benefit Cost	$985	$772	$677	$439

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three and nine months ended September 30, 2019, the Company contributed $0.2 million and $0.4 million, respectively, to the pension plans and $0.5 million and $1.1 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.5 million to the pension plans and $1.5 million to the postretirement benefit plan for the year ending December 31, 2019.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$110,702	$2,788	$33,133	$871
Forward Commitments	130,815	201	34,102	(352)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	763,316	37,289	505,034	(2,537)
Pay Fixed/Receive Variable Swaps	763,316	(8,166)	505,034	6,082
Foreign Exchange Contracts	72,683	(405)	55,663	793
Conversion Rate Swap Agreement	104,816	(453)	80,746	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2019 and December 31, 2018:

Derivative Financial Instruments	September 30, 2019		December 31, 2018
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,788	$—	$877	$6
Forward Commitments	391	190	4	356
Interest Rate Swap Agreements	37,472	8,349	12,915	9,370
Foreign Exchange Contracts	41	446	808	15
Conversion Rate Swap Agreement	—	453	—	—
Total	$40,692	$9,438	$14,604	$9,747

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2019	2018	2019	2018
Interest Rate Lock Commitments	Mortgage Banking	$4,381	$729	$9,667	$2,227
Forward Commitments	Mortgage Banking	(282)	207	(2,257)	1,131
Interest Rate Swap Agreements	Other Noninterest Income	2,967	558	5,863	1,308
Foreign Exchange Contracts	Other Noninterest Income	480	681	2,546	2,640
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(453)	—	(453)	(1,000)
Total		$7,093	$2,175	$15,366	$6,306

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

As of September 30, 2019 and December 31, 2018, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, Swap Agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into Swap Agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of cash or marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 7 Balance Sheet Offsetting for more information.

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

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments are commonly referred to as variation margin. Historically, variation margin payments have typically been treated as collateral against the derivative position. Effective 2017, the Chicago Mercantile Exchange and LCH.Clearnet Limited (collectively, the “clearinghouses”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures. This rule change effectively causes any derivative cleared through one of the clearinghouses to have a fair value that approximates zero on a daily basis. The majority of the Company’s swap agreements executed with third-party financial institutions are now required to be cleared through one of the clearinghouses. The uncleared swap agreements executed with third-party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change. Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change.

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  The conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. However, in September 2019, Visa announced a reduction of the conversion ratio from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019 which represented the amount due to the buyers of the Visa Class B shares in October 2019. In June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded $1.0 million liability in June 2018 which represented the amount paid to the buyers of the Visa Class B shares in July 2018. Further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Unfunded Commitments to Extend Credit	$2,751,256	$2,646,085
Standby Letters of Credit	63,871	62,344
Commercial Letters of Credit	13,433	9,411
Total Credit Commitments	$2,828,560	$2,717,840

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third-party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third-party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary.

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers. On October 16, 2019, the Bank reached a tentative settlement with the named plaintiff.  The tentative settlement, subject to documentation and court approvals, provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  Although the Company previously established a $2.0 million reserve relating to this claim, the reserve has been increased to a total of $8.0 million as of September 30, 2019.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of September 30, 2019, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the nine months ended September 30, 2019, there were two residential mortgage loans repurchased with an aggregate unpaid principal balance of $0.6 million as a result of the representation and warranty provisions contained in the applicable contract. The one loan was delinquent in payment of principal and interest at the time of repurchase, however no material loss was incurred related to this repurchase. As of September 30, 2019, there was one pending repurchase requests totaling $0.3 million related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the nine months ended September 30, 2019, there were no loans repurchased related to loan servicing activities. As of September 30, 2019, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of September 30, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of September 30, 2019, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of September 30, 2019 and December 31, 2018, the conversion rate swap agreements were valued at $0.5 million and zero, respectively. This conversion rate swap agreement is classified as a Level 2 measurement. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,005	$234,680	$—	$235,685
Debt Securities Issued by States and Political Subdivisions	—	53,982	—	53,982
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	21,895	—	21,895
Debt Securities Issued by Corporations	—	348,441	—	348,441
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,228,637	—	1,228,637
Residential - U.S. Government-Sponsored Enterprises	—	537,336	—	537,336
Commercial - Government Agencies	—	168,418	—	168,418
Total Mortgage-Backed Securities	—	1,934,391	—	1,934,391
Total Investment Securities Available-for-Sale	1,005	2,593,389	—	2,594,394
Loans Held for Sale	—	36,720	—	36,720
Mortgage Servicing Rights	—	—	1,174	1,174
Other Assets	37,865	—	—	37,865
Derivatives [1]	—	432	40,260	40,692
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2019	$38,870	$2,630,541	$41,434	$2,710,845

Liabilities:
Derivatives [1]	$—	$1,089	$8,349	$9,438
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2019	$—	$1,089	$8,349	$9,438

December 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$972	$391,429	$—	$392,401
Debt Securities Issued by States and Political Subdivisions	—	563,996	—	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	56	—	56
Debt Securities Issued by Corporations	—	223,140	—	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	190,442	—	190,442
Residential - U.S. Government-Sponsored Enterprises	—	578,527	—	578,527
Commercial - Government Agencies	—	59,380	—	59,380
Total Mortgage-Backed Securities	—	828,349	—	828,349
Total Investment Securities Available-for-Sale	972	2,006,970	—	2,007,942
Loans Held for Sale	—	10,987	—	10,987
Mortgage Servicing Rights	—	—	1,290	1,290
Other Assets	31,871	—	—	31,871
Derivatives [1]	—	812	13,792	14,604
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018	$32,843	$2,018,769	$15,082	$2,066,694

Liabilities:
Derivatives [1]	$—	$371	$9,376	$9,747
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018	$—	$371	$9,376	$9,747

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and nine months ended September 30, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2019
Balance as of July 1, 2019	$1,212	$19,956
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	4,360
Transfers to Loans Held for Sale	—	(3,736)
Variation Margin Payments	—	11,331
Balance as of September 30, 2019	$1,174	$31,911
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2019	$—	$31,911

Three Months Ended September 30, 2018
Balance as of July 1, 2018	$1,366	$391
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	730
Transfers to Loans Held for Sale	—	(1,012)
Variation Margin Payments	—	(293)
Balance as of September 30, 2018	$1,327	$(184)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2018	$—	$(184)

Nine Months Ended September 30, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(116)	9,602
Transfers to Loans Held for Sale	—	(7,750)
Variation Margin Payments	—	25,643
Balance as of September 30, 2019	$1,174	$31,911
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2019	$—	$31,911

Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(127)	2,234
Transfers to Loans Held for Sale	—	(2,591)
Variation Margin Payments	—	(721)
Balance as of September 30, 2018	$1,327	$(184)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2018	$—	$(184)

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
(dollars in thousands)	Valuation Technique	Description	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2019	Dec. 31, 2018
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	11.81%	7.01%	$24,848	$30,508
		Discount Rate [2]	6.96%	9.59%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	91.87%	89.00%	$2,788	$871
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.20%	0.06%	$29,123	$3,545

[1]	Represents annualized loan repayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2019. There were no assets measured at fair value on a nonrecurring basis as of
December 31, 2018.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2019
Mortgage Servicing Rights - amortization method	Level 3	$23,674	$(28)
Other Assets- Equipment Held for Sale	Level 3	—	(217)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation. The Company's equipment held for sale at September 30, 2019 represented aircraft parts that were previously on lease agreements. An impairment charge of $0.2 million (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2019 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the equipment held for sale, the carrying value was deemed a Level 3 measurement.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2019
Loans Held for Sale	$36,720	$36,039	$681

December 31, 2018
Loans Held for Sale	$10,987	$10,656	$331

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2019 and 2018, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$2,946,910	$2,972,273	$355,442	$2,616,831	$—
Loans [1]	10,514,438	10,784,711	—	—	10,784,711

Financial Instruments - Liabilities
Time Deposits	1,806,083	1,805,230	—	1,805,230
Securities Sold Under Agreements to Repurchase	604,299	633,599	—	633,599
Other Debt [2]	100,000	100,627	—	100,627

December 31, 2018
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,482,092	$3,413,994	$352,216	$3,061,778	$—
Loans [1]	10,084,527	10,008,417	—	—	10,008,417

Financial Instruments - Liabilities
Time Deposits	1,745,522	1,734,447	—	1,734,447	—
Securities Sold Under Agreements to Repurchase	504,296	504,288	—	504,288	—
Other Debt [2]	125,000	124,559	—	124,559	—

[1]	Carrying amount is net of unearned income and the Allowance.

[2]	Excludes capitalized lease obligations.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,930	$10,782	$33,076	$33,319
Service Charges on Deposit Accounts	3,268	3,194	9,912	9,982
Fees, Exchange, and Other Service Charges	11,705	11,506	34,859	34,556
Annuity and Insurance	1,251	1,311	5,567	4,251
Other	2,224	2,366	7,200	7,176
Noninterest Income (in-scope of Topic 606)	29,378	29,159	90,614	89,284
Noninterest Income (out-of-scope of Topic 606)	17,129	12,323	45,022	37,531
Total Noninterest Income	$46,507	$41,482	$135,636	$126,815

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2052. Portions of certain properties are subleased for terms extending through 2033. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s headquarters’ building with a lease term through 2052. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, Topic 842 did not materially impact the accounting for this lease.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

(dollars in thousands)	September 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$101,005
Finance lease right-of-use assets	Premises and Equipment, Net	2,394
Total Lease Right-of-Use Assets		$103,399

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$108,264
Finance lease liabilities	Other Debt	10,585
Total Lease Liabilities		$118,849

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

September 30, 2019
Weighted-average remaining lease term
Operating leases	17.1 years
Finance leases	33.3 years
Weighted-average discount rate
Operating leases	3.67%
Finance leases	7.04%

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

(dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Costs
Operating lease cost	$3,136	$9,495
Variable lease cost	998	2,592
Short-term lease cost	153	370
Finance lease cost
Interest on lease liabilities [1]	187	561
Amortization of right-of-use assets	18	54
Sublease income	(2,122)	(6,383)
Net lease cost	$2,370	$6,689

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,259	$9,584
Operating cash flows from finance leases	187	561
Financing cash flows from finance leases	20	58

Right-of-use assets obtained in exchange for new operating lease liabilities	392	2,117
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
September 30, 2020	$825	$12,059
September 30, 2021	825	11,338
September 30, 2022	825	10,700
September 30, 2023	825	9,824
September 30, 2024	825	8,558
Thereafter	23,311	102,033
Total Future Minimum Lease Payments	27,436	154,512
Amounts Representing Interest	(16,851)	(46,248)
Present Value of Net Future Minimum Lease Payments	$10,585	$108,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our customers, third-party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

General economic conditions in Hawaii remained positive during the third quarter of 2019 although recent trends indicate a more modest growth rate for the State going forward. The statewide seasonally-adjusted unemployment rate continued to remain low at 2.7% in September 2019, well below the 3.5% unemployment rate nationally.

The real estate market on Oahu remained active during the first nine months of 2019. For the first nine months of 2019, single-family home sales increased 0.8% and condominium sales declined 6.7% compared with the same period in 2018. The median sales price of a single-family home and condominium decreased 0.5% and 1.0%, respectively, for the first nine months of 2019 compared to the same period in 2018. As of September 30, 2019, months of inventory of single-family homes and condominiums on Oahu were 3.5 months and 3.9 months, respectively.

For the first eight months of 2019, total visitor arrivals increased 5.2% and air seat capacity increased 2.5% compared to the same period in 2018 supported by strong growth in air capacity. For the first eight months of 2019, visitor spending decreased 0.5% despite the continued growth in arrivals.

Earnings Summary

Net income for the third quarter of 2019 was $52.1 million, a decrease of $4.9 million or 9% compared to the same period in 2018.  Diluted earnings per share was $1.29 for the third quarter of 2019, a decrease of $0.07 or 5% compared to the same period in 2018.

The Company’s lower earnings for the third quarter of 2019 were primarily due to the following:

•
Total other expense for the third quarter of 2019 was $14.3 million, an increase of $6.0 million or 39% compared to the same period in 2018 primarily due to a $6.0 million increase in legal reserves for a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.

•
Total salaries and benefits expense increased by $2.6 million or 5% in the third quarter of 2019 compared to the same period in 2018 primarily due to a $0.8 million increase in separation expense coupled with a $0.7 million increase in commission expense primarily due to an increase in mortgage banking production volume as refinancing activity increased. Incentive compensation increased by $0.3 million. Medical, dental, and life insurance increased by $0.3 million.

•
The provision for income taxes for the third quarter of 2019 was $14.8 million, an increase of $1.6 million or 12% compared to the same period in 2018 primarily due to a higher effective tax rate. The effective tax rate for the third quarter of 2019 was 22.08%, compared to 18.75% for the same period in 2018. This increase was primarily due to a reduced tax benefit from municipal bonds, which were sold in 2019 as part of a portfolio repositioning.

This decrease was partially offset by the following

•
Mortgage banking income for the third quarter of 2019 was $4.9 million, an increase of $2.9 million or 148% compared to the same period in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

•
Net interest income was $124.9 million for the third quarter of 2019, an increase of $2.0 million or 2% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.01% in the third quarter of 2019, a six basis point decrease from the same period in 2018. We experienced higher yields in both our investment securities portfolio and loan portfolios, which were offset by higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment.

•
Other noninterest income for the third quarter of 2019 was $6.8 million, an increase of $1.7 million or 34% compared to the same period in 2018 primarily due to a $2.6 million increase in fees related to our customer interest rate swap derivatives. This increase was partially offset by a decrease in net gain on sale of leased assets of $0.6 million.

Net income for the first nine months of 2019 was $167.8 million, an increase of $2.1 million or 1% compared to the same period in 2018. Diluted earnings per share was $4.11 for the first nine months of 2019, an increase of $0.18 or 5% compared to the same period in 2018.

The Company’s higher earnings for the first nine months of 2019 were primarily due to the following:

•
Net interest income was $373.8 million for the first nine months of 2019, an increase of $11.5 million or 3% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.05% for the first nine months of 2019, an increase of one basis point compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates. Our investments portfolio yields also increased due to higher variable rates on our floating rate securities coupled with lower premium amortization. These increases were partially offset by higher funding costs.

•
Mortgage banking income for the first nine months of 2019 was $10.5 million, an increase of $4.2 million or 67% compared to the same period in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

•
FDIC insurance for the first nine months of 2019 was $3.8 million, a decrease of $2.6 million or 40% compared to the same period in 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

•
Annuity and insurance income for the first nine months of 2019 was $5.7 million, an increase of $1.2 million or 28% compared to the same period in 2018 primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

This increase was partially offset by the following:

•
The provision for income taxes for the first nine months of 2019 was $44.3 million, an increase of $8.0 million or 22% compared to the same period in 2018 primarily due to higher pre-tax income. The effective tax rate for the first nine months of 2019 was 20.89%, compared to 18.00% for the same period in 2018. The increase was primarily due to a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018 and the coupled with the reduced tax benefit from municipal bonds, which were sold as part of a portfolio repositioning.

•
Total salaries and benefits expense for the first nine months of 2019 was $164.4 million, an increase of $6.1 million or 4% compared to the same period in 2018. Incentive compensation increased by $2.1 million. Medical, dental, and life insurance increased by $1.4 million primarily due to an increase in group health plan costs. In addition, commission expense increased by $1.1 million primarily due to increased mortgage banking production.

•
Total other expense was $50.8 million, an increase of $3.4 million or 7% for the first nine months of 2019 compared to the same period in 2018, primarily due to a $6.0 million legal reserve recorded in September 2019 related to the tentative settlement of a class action lawsuit regarding the Company’s overdraft practices. This increase was partially offset by a $2.6 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018.

We maintained a strong balance sheet during the third quarter of 2019, with what we believe are adequate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $10.9 billion as of September 30, 2019, an increase of $432.5 million or 4% from December 31, 2018 due to growth in both our consumer and commercial lending portfolios.

•
The allowance for loan and lease losses (the “Allowance”) was $108.9 million as of September 30, 2019, an increase of $2.2 million or 2% from December 31, 2018.  The Allowance represents 1.00% of total loans and leases outstanding as of September 30, 2019 and 1.02% of total loans and leases outstanding as of December 31, 2018. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a healthy Hawaii economy.

•
As of September 30, 2019, the total carrying value of our investment securities portfolio was $5.5 billion, an increase of $51.3 million or 1% compared to December 31, 2018. On June 10, 2019, prepayable debt securities with a carrying value of $1.0 billion and a net unrealized gain of $3.1 million were transferred from held-to-maturity to available-for-sale. The reclassified securities consisted of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises, municipal debt securities, and corporate debt securities. During the first nine months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•	Total deposits were $15.3 billion as of September 30, 2019, an increase of $313.5 million or 2% from December 31, 2018 primarily due to an increase in consumer deposits.

•
Total shareholders’ equity was $1.3 billion as of September 30, 2019, relatively unchanged from December 31, 2018.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first nine months of 2019, we acquired 1,341,623 shares of our common stock at a total cost of $107.9 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan. We also paid cash dividends of $78.5 million during the first nine months of 2019.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
For the Period:
Operating Results
Net Interest Income	$124,896	$122,927	$373,830	$362,379
Provision for Credit Losses	4,250	3,800	11,250	11,425
Total Noninterest Income	46,507	41,482	135,636	126,815
Total Noninterest Expense	100,349	90,538	286,131	275,713
Net Income	52,052	56,933	167,770	165,691
Basic Earnings Per Share	1.30	1.37	4.14	3.96
Diluted Earnings Per Share	1.29	1.36	4.11	3.93
Dividends Declared Per Share	0.65	0.60	1.92	1.72

Performance Ratios
Return on Average Assets	1.17%	1.33%	1.29%	1.31%
Return on Average Shareholders’ Equity	16.02	18.06	17.58	17.83
Efficiency Ratio [1]	58.55	55.07	56.16	56.36
Net Interest Margin [2]	3.01	3.07	3.05	3.04
Dividend Payout Ratio [3]	50.00	43.80	46.38	43.43
Average Shareholders’ Equity to Average Assets	7.32	7.35	7.31	7.32

Average Balances
Average Loans and Leases	$10,770,720	$10,081,886	$10,624,311	$9,950,518
Average Assets	17,605,394	17,015,340	17,442,054	16,965,075
Average Deposits	15,330,691	14,820,480	15,156,275	14,750,382
Average Shareholders’ Equity	1,289,417	1,250,500	1,275,753	1,242,629

Market Price Per Share of Common Stock
Closing	$85.93	$78.91	$85.93	$78.91
High	88.20	86.53	88.20	89.09
Low	79.13	78.30	66.54	78.30

			September 30, 2019	December 31, 2018
As of Period End:
Balance Sheet Totals
Loans and Leases			$10,881,298	$10,448,774
Total Assets			17,672,140	17,143,974
Total Deposits			15,340,752	15,027,242
Other Debt			110,585	135,643
Total Shareholders’ Equity			1,291,490	1,268,200

Asset Quality
Non-Performing Assets			$21,645	$12,930
Allowance for Loan and Lease Losses			108,936	106,693
Allowance to Loans and Leases Outstanding			1.00%	1.02%

Capital Ratios
Common Equity Tier 1 Capital Ratio			12.33%	13.07%
Tier 1 Capital Ratio			12.33	13.07
Total Capital Ratio			13.44	14.21
Tier 1 Leverage Ratio			7.32	7.60
Total Shareholders’ Equity to Total Assets			7.31	7.40
Tangible Common Equity to Tangible Assets [4]			7.14	7.23
Tangible Common Equity to Risk-Weighted Assets [4]			12.10	12.52

Non-Financial Data
Full-Time Equivalent Employees			2,124	2,122
Branches			67	69
ATMs			379	382

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2019	December 31, 2018
Total Shareholders’ Equity	$1,291,490	$1,268,200
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,259,973	$1,236,683

Total Assets	$17,672,140	$17,143,974
Less: Goodwill	31,517	31,517
Tangible Assets	$17,640,623	$17,112,457
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,416,560	$9,878,904

Total Shareholders’ Equity to Total Assets	7.31%	7.40%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.14%	7.23%

Tier 1 Capital Ratio	12.33%	13.07%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.10%	12.52%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018			September 30, 2019			September 30, 2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.1	$—	1.19%	$3.6	$—	1.09%	$3.0	$—	1.49%	$3.2	$—	0.99%
Funds Sold	121.1	0.7	2.12	281.9	1.4	1.93	161.7	2.8	2.31	224.3	3.0	1.76
Investment Securities
Available-for-Sale
Taxable	2,647.9	17.1	2.59	1,512.1	9.5	2.51	2,086.5	43.0	2.75	1,556.9	27.6	2.36
Non-Taxable	42.6	0.5	4.45	567.5	3.9	2.75	135.3	3.8	3.73	585.1	12.1	2.76
Held-to-Maturity
Taxable	2,873.7	18.5	2.57	3,413.7	19.3	2.26	3,199.9	59.9	2.50	3,504.8	58.4	2.22
Non-Taxable	65.2	0.4	2.72	236.1	1.9	3.16	163.5	3.8	3.08	237.0	5.6	3.17
Total Investment Securities	5,629.4	36.5	2.59	5,729.4	34.6	2.41	5,585.2	110.5	2.64	5,883.8	103.7	2.35
Loans Held for Sale	24.3	0.2	3.94	14.9	0.2	4.45	18.5	0.6	4.06	14.6	0.5	4.23
Loans and Leases [1]
Commercial and Industrial	1,383.8	14.4	4.14	1,279.4	13.0	4.04	1,375.9	44.6	4.33	1,289.3	37.6	3.90
Commercial Mortgage	2,423.7	26.2	4.28	2,180.5	23.0	4.19	2,373.9	76.9	4.33	2,133.8	65.5	4.10
Construction	126.0	1.6	5.10	187.0	2.2	4.65	133.8	5.2	5.22	186.6	6.5	4.64
Commercial Lease Financing	161.8	1.0	2.57	175.0	1.0	2.30	160.9	3.0	2.45	178.0	3.0	2.25
Residential Mortgage	3,809.6	36.5	3.83	3,563.5	34.0	3.82	3,740.5	108.0	3.85	3,523.1	100.9	3.82
Home Equity	1,689.2	16.1	3.79	1,622.4	15.7	3.83	1,691.4	48.4	3.83	1,610.2	45.4	3.77
Automobile	707.0	6.4	3.59	606.3	5.9	3.84	688.0	18.6	3.62	574.1	17.1	3.99
Other [2]	469.6	8.5	7.16	467.8	9.3	7.90	459.9	24.8	7.21	455.4	26.9	7.89
Total Loans and Leases	10,770.7	110.7	4.09	10,081.9	104.1	4.11	10,624.3	329.5	4.14	9,950.5	302.9	4.07
Other	35.0	0.3	2.66	38.9	0.4	3.74	35.2	0.8	2.89	39.8	1.0	3.37
Total Earning Assets [3]	16,583.6	148.4	3.56	16,150.6	140.7	3.47	16,427.9	444.2	3.61	16,116.2	411.1	3.41
Cash and Due From Banks	231.5			252.1			237.9			244.0
Other Assets	790.3			612.6			776.3			604.9
Total Assets	$17,605.4			$17,015.3			$17,442.1			$16,965.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,950.2	$1.1	0.15%	$2,999.5	$1.3	0.17%	$2,930.9	$4.0	0.18%	$2,982.5	$3.2	0.15%
Savings	6,122.0	8.8	0.57	5,482.4	3.8	0.28	5,962.9	24.4	0.55	5,414.1	9.1	0.22
Time	1,851.0	8.2	1.75	1,683.0	5.8	1.37	1,807.6	23.6	1.75	1,700.6	15.7	1.23
Total Interest-Bearing Deposits	10,923.2	18.1	0.66	10,164.9	10.9	0.43	10,701.4	52.0	0.65	10,097.2	28.0	0.37
Short-Term Borrowings	27.1	0.1	2.13	11.6	0.1	2.06	46.8	0.9	2.40	17.2	0.2	1.73
Securities Sold Under Agreements to Repurchase	513.8	4.3	3.24	504.3	4.7	3.62	507.5	13.4	3.50	504.9	13.9	3.62
Other Debt	110.6	0.7	2.62	208.5	0.8	1.60	113.7	2.2	2.58	233.6	2.7	1.56
Total Interest-Bearing Liabilities	11,574.7	23.2	0.79	10,889.3	16.5	0.60	11,369.4	68.5	0.80	10,852.9	44.8	0.55
Net Interest Income		$125.2			$124.2			$375.7			$366.3
Interest Rate Spread			2.77%			2.87%			2.81%			2.86%
Net Interest Margin			3.01%			3.07%			3.05%			3.04%
Noninterest-Bearing Demand Deposits	4,407.5			4,655.6			4,454.9			4,653.2
Other Liabilities	333.8			219.9			342.0			216.4
Shareholders’ Equity	1,289.4			1,250.5			1,275.8			1,242.6
Total Liabilities and Shareholders’ Equity	$17,605.4			$17,015.3			$17,442.1			$16,965.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $1.9 million for the three and nine months ended September 30, 2019 and of $1.3 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2019
	Compared to September 30, 2018
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(1.0)	$0.8	$(0.2)
Investment Securities
Available-for-Sale
Taxable	10.4	5.0	15.4
Non-Taxable	(11.5)	3.2	(8.3)
Held-to-Maturity
Taxable	(5.3)	6.8	1.5
Non-Taxable	(1.7)	(0.1)	(1.8)
Total Investment Securities	(8.1)	14.9	6.8
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	2.6	4.4	7.0
Commercial Mortgage	7.6	3.8	11.4
Construction	(2.0)	0.7	(1.3)
Commercial Lease Financing	(0.3)	0.3	—
Residential Mortgage	6.3	0.8	7.1
Home Equity	2.3	0.7	3.0
Automobile	3.2	(1.7)	1.5
Other [2]	0.3	(2.4)	(2.1)
Total Loans and Leases	20.0	6.6	26.6
Other	(0.1)	(0.1)	(0.2)
Total Change in Interest Income	10.9	22.2	33.1

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.8	0.8
Savings	1.0	14.3	15.3
Time	1.0	6.9	7.9
Total Interest-Bearing Deposits	2.0	22.0	24.0
Short-Term Borrowings	0.5	0.2	0.7
Securities Sold Under Agreements to Repurchase	0.1	(0.6)	(0.5)
Other Debt	(1.8)	1.3	(0.5)
Total Change in Interest Expense	0.8	22.9	23.7

Change in Net Interest Income	$10.1	$(0.7)	$9.4

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $124.9 million for the third quarter of 2019, an increase of $2.0 million or 2% compared to the same period in 2018. On a taxable-equivalent basis, net interest income was $125.2 million for the third quarter of 2019, an increase of $1.0 million or 1% compared to the same period in 2018. Net interest income was $373.8 million for the first nine months of 2019, an increase of $11.5 million or 3% compared to the same period in 2018. On a taxable-equivalent basis, net interest income was $375.7 million for the first nine months of 2019, an increase of $9.4 million or 3% compared to the same period in 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.01% in the third quarter of 2019, a six basis point decrease from the same period in 2018. We experienced higher yields in both our investment securities portfolio and loan portfolios, which were offset by higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment. Net interest margin was 3.05% for the first nine months of 2019, an increase of one basis point compared to the same period in 2018 primarily due to our loans, which generally have higher yields than our investment securities, comprising a larger percentage of our earning assets compared to 2018. In addition, yields increased for our commercial loans due to higher variable rates. Our investments securities portfolio yields also increased due to higher variable rates on our floating rate securities coupled with lower premium amortization. These increases were partially offset by higher funding costs.

Yields on our earning assets increased by 9 basis points in the third quarter of 2019, and 20 basis points in the first nine months of 2019 compared to the same periods in 2018 primarily due to the shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yield increases in our construction loans and commercial and industrial loans were primarily due to higher yields on floating rate loans. Yields on our construction loans increased by 45 basis points in the third quarter of 2019 and by 58 basis points in the first nine months of 2019 compared to the same periods in 2018 primarily due to new loans with higher rates than the loans that were paid off or transferred to commercial mortgage upon completion. Yields on our commercial and industrial loans increased by 10 basis points in the third quarter of 2019 and by 43 basis points in the first nine months of 2019 compared to the same periods in 2018 primarily due to an increase in interest recoveries in the current year and new loans with slightly higher rates. Yields on our funds sold increased by 19 basis points in the third quarter of 2019 and by 55 basis points in the first nine months of 2019 compared to the same periods in 2018 primarily due to federal fund rate increases. In addition, yields on our investment securities portfolio increased by 18 basis points in the third quarter of 2019 and by 29 basis points in the first nine months of 2019 compared to the same periods in 2018. These yield increases were partially offset by a 74 basis point decrease in the third quarter of 2019 and by a 68 basis point decrease in the first nine months of 2019 in our other loans portfolio primarily due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018, combined with a 25 basis point decrease in the third quarter of 2019 and a 37 basis point decrease in the first nine months of 2019 in our automobile loans portfolio compared to the same periods in 2018.

Interest rates paid on our interest-bearing liabilities increased by 19 basis points in the third quarter of 2019, and 25 basis points in the first nine months of 2019 compared to the same periods in 2018. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment. The average balance of savings deposits increased by $639.6 million or 12% in the third quarter of 2019 and by $548.8 million or 10% for the first nine months of 2019 compared to the same periods in 2018. Other debt increased by 102 basis points in the third quarter of 2019, and by 102 basis points in the first nine months of 2019 compared to the same periods in 2018. Other debt is comprised primarily of FHLB advances. Our outstanding FHLB advances had a weighted-average interest rate of 2.12% and 1.29% as of September 30, 2019 and September 30, 2018, respectively. The FHLB advances weighted-average interest rate increased primarily due to lower cost FHLB advances that matured during the time period combined with the addition of higher cost FHLB advances.

Average balances of our earning assets increased by $433.0 million or 3% in the third quarter of 2019 and by $311.7 million or 2% in the first nine months of 2019 compared to the same periods in 2018 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $688.8 million in the third quarter of 2019 and by $673.8 million in the first nine months of 2019 compared to the same periods in 2018. Partially offsetting this increase in the average balance of our loan and lease portfolio was a $100.0 million decrease in the average balance of investment securities in the third quarter of 2019 and a $298.6 million decrease in the first nine months of 2019 compared to the same periods in 2018. The average balance of our commercial mortgage portfolio increased by $243.2 million in the third quarter of 2019 and by $240.1 million in the first nine months of 2019 compared to the same periods in 2018 as a result of continued demand from new and existing customers as the Hawaii economy continued to be strong. The average balance in our residential mortgage portfolio increased by $246.1 million in the third quarter of 2019 and by $217.4 million in the first nine months of 2019 compared to the same periods in 2018 primarily due to higher loan originations partially offset by an increase in payoff activity. The average balance in our automobile portfolio increased by $100.7 million in the third quarter of 2019 and by $113.9 million in the first nine months of 2019 compared to the same periods in 2018 primarily due to competitive loan programs and pricing. The average balance of our home equity portfolio increased by $66.8 million in the third quarter of 2019 and by $81.2 million in the first nine months of 2019 compared to the same periods in 2018 as a result of slightly lower but consistent loan demand in a strong Hawaii economy. Additionally, utilization rates remained steady on existing home equity lines during the first nine months of 2019.

Average balances of our interest-bearing liabilities increased by $685.4 million or 6% in the third quarter of 2019 and by $516.5 million or 5% in the first nine months of 2019 compared to the same periods in 2018 primarily due to growth in our relationship savings products. Average balance in our core deposit products increased by $590.3 million in the third quarter of 2019 and by $497.2 million in the first nine months of 2019 compared to the same periods in 2018. Average balances in other debt decreased by $97.9 million in the third quarter of 2019 and by $119.9 million in the first nine months of 2019 compared to the same periods in 2018 primarily due to the maturing of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the Allowance.  We maintain the Allowance at levels we believe adequate to cover our estimate of probable credit losses as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a provision of $4.3 million in the third quarter of 2019 compared to a $3.8 million provision in the same period in 2018. For the first nine months of 2019 we recorded a provision of $11.3 million compared to $11.4 million in the same period of 2018. Our decision to record a provision is reflective of our evaluation of the adequacy of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income increased by $5.0 million or 12% in the third quarter of 2019 and by $8.8 million or 7% for the first nine months of 2019 compared to the same periods in 2018.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Trust and Asset Management	$10,930	$10,782	$148	$33,076	$33,319	$(243)
Mortgage Banking	4,864	1,965	2,899	10,487	6,289	4,198
Service Charges on Deposit Accounts	7,592	7,255	337	22,239	21,249	990
Fees, Exchange, and Other Service Charges	14,900	14,173	727	43,360	42,906	454
Investment Securities Gains (Losses), Net	(1,469)	(729)	(740)	(3,080)	(3,097)	17
Annuity and Insurance	1,278	1,360	(82)	5,662	4,413	1,249
Bank-Owned Life Insurance	1,647	1,620	27	5,136	5,258	(122)
Other Income	6,765	5,056	1,709	18,756	16,478	2,278
Total Noninterest Income	$46,507	$41,482	$5,025	$135,636	$126,815	$8,821

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $10.5 billion and $9.7 billion as of September 30, 2019 and 2018, respectively.  Trust and asset management income remained relatively unchanged in the third quarter of 2019 compared to the same period in 2018. Trust and asset management income decreased by $0.2 million or 1% for the first nine months of 2019 compared to the same periods in 2018 due to decreases in market value, number of accounts, and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $2.9 million or 148% in the third quarter of 2019 and by $4.2 million or 67% for the first nine months of 2019 compared to the same periods in 2018. This increase was primarily due to increased sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $0.3 million or 5% in the third quarter of 2019 compared to the same period in 2018. This increase was primarily due to a $0.3 million increase in overdraft fees. Service charges on deposit accounts increased by $1.0 million or 5% for the first nine months of 2019 compared to the same period in 2018. This increase was primarily due to a $1.1 million increase in overdraft fees partially offset by a $0.3 million decrease in account analysis and other fees.

Investment securities gains (losses), net totaled $(1.5) million in the third quarter of 2019 compared to $(0.7) million during the same period in 2018. In September 2019, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019, which represented the amount due to the buyers of our Visa Class B shares in September 2019. Investment securities gains (losses), net totaled $(3.1) million in the first nine months of 2019 relatively unchanged compared to the same period in 2018. The net losses in 2019 and 2018 were primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which represented the amount due to the buyers of our Visa Class B shares in July 2018. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 83,014 Visa Class B shares (134,715 Class A equivalents) that we own are carried at a zero cost basis.

Annuity and insurance income decreased by $0.1 million or 6% in the third quarter of 2019 compared to the same period in 2018. This decrease was primarily due to lower sales of our annuity products. Annuity and insurance income increased by $1.2 million or 28% for the first nine months of 2019 compared to the same period in 2018 primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

Other noninterest income increased by $1.7 million or 34% in the third quarter of 2019 compared to the same period in 2018 primarily due to a $2.6 million increase in fees related to our customer interest rate swap derivatives. This increase was partially offset by a decrease in net gain on sale of leased assets of $0.6 million. Other noninterest income increased by $2.3 million or 14% for the first nine months of 2019 compared to the same period in 2018. This increase was primarily due to a $4.9 million increase in fees related to our customer interest rate swap derivatives combined with a $0.3 million increase in net gain on sale of leased assets. These increases were partially offset by a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

Noninterest Expense

Noninterest expense increased by $9.8 million or 11% in the third quarter of 2019 and by $10.4 million or 4% for the first nine months of 2019 compared to the same periods in 2018.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Salaries	$33,458	$33,308	$150	$98,772	$99,281	$(509)
Incentive Compensation	5,681	5,378	303	17,049	14,972	2,077
Share-Based Compensation	2,025	2,153	(128)	7,098	6,657	441
Commission Expense	1,760	1,034	726	4,394	3,260	1,134
Retirement and Other Benefits	4,185	3,925	260	13,872	12,944	928
Payroll Taxes	2,519	2,372	147	9,409	9,112	297
Medical, Dental, and Life Insurance	3,908	3,616	292	12,299	10,897	1,402
Separation Expense	809	(4)	813	1,549	1,229	320
Total Salaries and Benefits	54,345	51,782	2,563	164,442	158,352	6,090
Net Occupancy	8,803	8,702	101	24,976	25,824	(848)
Net Equipment	7,637	6,116	1,521	21,365	17,488	3,877
Data Processing	4,676	4,241	435	13,929	12,695	1,234
Professional Fees	2,184	2,206	(22)	6,814	7,525	(711)
FDIC Insurance	1,257	2,057	(800)	3,816	6,396	(2,580)
Other Expense:
Delivery and Postage Services	1,966	1,989	(23)	5,958	6,410	(452)
Mileage Program Travel	1,196	1,180	16	3,554	3,523	31
Merchant Transaction and Card Processing Fees	1,572	1,359	213	4,191	3,883	308
Advertising	1,449	1,455	(6)	4,155	3,963	192
Amortization of Solar Energy Partnership Investments	940	916	24	2,820	2,748	72
Other	14,324	8,535	5,789	30,111	26,906	3,205
Total Other Expense	21,447	15,434	6,013	50,789	47,433	3,356
Total Noninterest Expense	$100,349	$90,538	$9,811	$286,131	$275,713	$10,418

Total salaries and benefits expense increased by $2.6 million or 5% in the third quarter of 2019 compared to the same period in 2018 primarily due to a $0.8 million increase in separation expense coupled with a $0.7 million increase in commission expense primarily due to an increase in mortgage banking production volume as refinancing activity increased. Incentive compensation increased by $0.3 million. Medical, dental, and life insurance increased by $0.3 million. Total salaries and benefits expense increased by $6.1 million or 4% for the first nine months of 2019 compared to the same period in 2018. Incentive compensation increased by $2.1 million. Medical, dental, and life insurance increased by $1.4 million primarily due to an increase in group health plan costs. In addition, commission expense increased by $1.1 million primarily due to aforementioned mortgage banking production.

Net occupancy remained relatively unchanged in the third quarter of 2019 compared to the same period in 2018. Net occupancy decreased by $0.8 million or 3% for the first nine months of 2019 compared to the same periods in 2018 primarily due to a $1.1 million decrease in net rental expense.

Net equipment increased by $1.5 million or 25% in the third quarter of 2019 and by $3.9 million or 22% for the first nine months of 2019 compared to the same period in 2018. These increases were due to higher depreciation expense.

Data processing increased by $0.4 million or 10% in the third quarter of 2019 and by $1.2 million or 10% for the first nine months of 2019 compared to the same period in 2018 due to ongoing information technology projects.

Professional fees remained relatively unchanged in the in the third quarter of 2019 compared to the same period in 2018. Professional fees decreased by $0.7 million or 9% for the first nine months of 2019 compared to the same period in 2018 primarily due to a decrease in in legal fees and professional services primarily in our mortgage division.

FDIC insurance decreased by $0.8 million or 39% in the third quarter of 2019 and by $2.6 million or 40% for the first nine months of 2019 compared to the same period in 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

Total other expense increased by $6.0 million or 39% in the third quarter of 2019 compared to the same period in 2018 primarily due to a $6.0 million increase in legal reserves for a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices. Total other expense increased by $3.4 million or 7% for the first nine months of 2019 compared to the same period in 2018, primarily due to the aforementioned $6.0 million legal reserve recorded in September 2019 related to the tentative settlement of a class action lawsuit regarding the Company’s overdraft practices. This increase was partially offset by a $2.6 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Provision for Income Taxes	$14,752	$13,138	$44,315	$36,365
Effective Tax Rates	22.08%	18.75%	20.89%	18.00%

The effective tax rate for the third quarter of 2019 was 22.08%, up from 18.75% for the same period in 2018. The higher effective tax rate in the third quarter of 2019 was primarily due to a reduced tax benefit from municipal bonds, which were sold in 2019 as part of a portfolio repositioning. The tax rate in the third quarter of 2018 was also favorably impacted by a $0.7 million tax benefit from an early buyout of a leveraged lease and a $0.4 million tax benefit from the release of valuation allowance for low income housing investment.

The effective tax rate for the first nine months of 2019 was 20.89%, up from 18.00% for the same period in 2018. The higher effective tax rate for the first nine months of 2019 compared to 2018 was primarily due to a $2.0 million basis adjustment to the company’s low income housing investments in the first quarter of 2018 and the aforementioned reduced tax benefit from municipal bonds in the first nine months of 2019

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.5 billion as of September 30, 2019 and December 31, 2018. As of September 30, 2019, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.3 years.

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

During the first nine months of 2019 we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning.  Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of September 30, 2019, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of September 30, 2019, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of September 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

Gross unrealized gains in our investment securities portfolio were $61.4 million as of September 30, 2019 and $21.2 million as of December 31, 2018.  Gross unrealized losses on our temporarily impaired investment securities were $16.7 million as of September 30, 2019 and $103.5 million as of December 31, 2018. The lower unrealized losses were primarily caused by the decrease in interest rates during the first nine months of 2019. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$1,361,011	$1,331,149
Commercial Mortgage	2,477,296	2,302,356
Construction	154,754	170,061
Lease Financing	163,672	176,226
Total Commercial	4,156,733	3,979,792
Consumer
Residential Mortgage	3,846,511	3,673,796
Home Equity	1,681,951	1,681,442
Automobile	713,424	658,133
Other [1]	482,679	455,611
Total Consumer	6,724,565	6,468,982
Total Loans and Leases	$10,881,298	$10,448,774

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2019 increased by $432.5 million or 4% from December 31, 2018 due to growth in many of our commercial and consumer loan and lease portfolios.

Commercial loans and leases as of September 30, 2019 increased by $176.9 million or 4% from December 31, 2018.  Commercial mortgage loans increased by $174.9 million or 8% from December 31, 2018 primarily due to continued demand from new and existing customers as the Hawaii economy continued to be strong. Commercial and industrial loans increased by $29.9 million or 2% from December 31, 2018. Construction loans decreased by $15.3 million or 9% from December 31, 2018 primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $12.6 million or 7% from December 31, 2018 primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2019.

Consumer loans and leases as of September 30, 2019 increased by $255.6 million or 4% from December 31, 2018.  Residential mortgage loans increased by $172.7 million or 5% from December 31, 2018, primarily due to higher loan originations, partially offset by an increase in payoff activity. Automobile loans increased by $55.3 million or 8% from December 31, 2018 primarily driven by competitive loan programs and pricing. Other consumer loans increased by $27.1 million or 6% from December 31, 2018, primarily due to growth in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
September 30, 2019
Commercial
Commercial and Industrial	$1,172,703	$105,507	$75,080	$7,573	$148	$1,361,011
Commercial Mortgage	2,094,143	138,904	243,779	470	—	2,477,296
Construction	154,754	—	—	—	—	154,754
Lease Financing	68,335	92,381	631	—	2,325	163,672
Total Commercial	3,489,935	336,792	319,490	8,043	2,473	4,156,733
Consumer
Residential Mortgage	3,774,006	—	71,269	1,236	—	3,846,511
Home Equity	1,641,709	128	39,662	452	—	1,681,951
Automobile	552,023	—	144,148	17,253	—	713,424
Other [3]	398,220	—	57,903	26,555	1	482,679
Total Consumer	6,365,958	128	312,982	45,496	1	6,724,565
Total Loans and Leases	$9,855,893	$336,920	$632,472	$53,539	$2,474	$10,881,298

December 31, 2018
Commercial
Commercial and Industrial	$1,142,172	$100,786	$86,763	$1,277	$151	$1,331,149
Commercial Mortgage	1,926,172	115,209	260,501	474	—	2,302,356
Construction	170,061	—	—	—	—	170,061
Lease Financing	61,813	109,933	786	—	3,694	176,226
Total Commercial	3,300,218	325,928	348,050	1,751	3,845	3,979,792
Consumer
Residential Mortgage	3,596,908	—	75,373	1,515	—	3,673,796
Home Equity	1,643,529	161	36,571	1,181	—	1,681,442
Automobile	513,836	—	131,967	12,330	—	658,133
Other [3]	372,767	—	53,992	28,852	—	455,611
Total Consumer	6,127,040	161	297,903	43,878	—	6,468,982
Total Loans and Leases	$9,427,258	$326,089	$645,953	$45,629	$3,845	$10,448,774

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

Our Hawaii loan and lease portfolio increased by $428.6 million or 5% from December 31, 2018, reflective of a healthy Hawaii economy.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2019	December 31, 2018
Federal Home Loan Bank and Federal Reserve Bank Stock	$35,093	$35,858
Derivative Financial Instruments	40,692	14,604
Low-Income Housing and Other Equity Investments	81,184	85,860
Deferred Compensation Plan Assets	37,865	31,871
Prepaid Expenses	13,992	8,533
Accounts Receivable	23,653	18,996
Other	44,236	35,160
Total Other Assets	$276,715	$230,882

Total other assets increased by $45.8 million or 20% from December 31, 2018. The increase was due to a $26.1 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates. Other assets increased by $9.1 million due to an increase in pledged collateral due to a lower rate environment. In addition, deferred compensation plan assets increased $6.0 million primarily due to an increase in the executive deferred compensation plan. These increases were partially offset by a $4.7 million decrease in low-income housing and solar energy partnership investments due to amortization.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2019	December 31, 2018
Consumer	$7,893,454	$7,726,731
Commercial	6,153,492	6,098,186
Public and Other	1,293,806	1,202,325
Total Deposits	$15,340,752	$15,027,242

Total deposits were $15.3 billion as of September 30, 2019, an increase of $313.5 million or 2% from December 31, 2018. This increase was primarily due to a $166.7 million increase in consumer deposits due to an increase in time and core deposits of $89.1 million and $77.6 million, respectively. Public and other deposits increased by $91.5 million or 8% due to an increase in public demand deposits and time deposits of $55.9 million and $35.6 million, respectively. Also, commercial deposits increased by $55.3 million or 1% primarily due to a $119.4 million increase in core deposits offset by a $64.1 million decrease in time deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2019	December 31, 2018
Money Market	$2,407,470	$1,973,979
Regular Savings	3,733,628	3,565,220
Total Savings Deposits	$6,141,098	$5,539,199

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2019	December 31, 2018
Private Institutions	$600,000	$500,000
Government Entities	4,299	4,296
Total Securities Sold Under Agreements to Repurchase	$604,299	$504,296

Securities sold under agreements to repurchase as of September 30, 2019 increased by $100.0 million or 20% from December 31, 2018. This increase was primarily due to additional repurchase agreements during September 2019. As of September 30, 2019, the weighted-average maturity was 145 days for our repurchase agreements with government entities and 4.2 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.7 years.  As of September 30, 2019, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.52% and 2.68%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In the third quarter of 2019, we restructured 10 of our repurchase agreements with private institutions with an aggregate total of $275.0 million. These repurchase agreements were scheduled to mature in 2020 to 2021 and had a weighted-average interest rate of 4.36%. The restructuring of the agreements extended the maturity dates through July 2024 to September 2024 and lowered the weighted-average interest rate to 2.94% effective September 2019.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	September 30, 2019	December 31, 2018
Federal Home Loan Bank Advances	$100,000	$125,000
Capital Lease Obligations	10,585	10,643
Total	$110,585	$135,643

Other debt was $110.6 million as of September 30, 2019, a decrease of $25.1 million or 19% from December 31, 2018. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2019. As of September 30, 2019, our FHLB advances had a weighted-average interest rate of 2.12% with maturity dates ranging from 2019 to 2020. These advances were primarily for asset/liability management purposes. As of September 30, 2019, our remaining unused line of credit with the FHLB was $2.4 billion.

Analysis of Business Segments

Our business segments are defined as Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Retail Banking	$20,623	$23,763	$70,621	$65,204
Commercial Banking	25,770	24,952	75,329	69,605
Investment Services and Private Banking	5,473	6,217	16,376	18,206
Total	51,866	54,932	162,326	153,015
Treasury and Other	186	2,001	5,444	12,676
Consolidated Total	$52,052	$56,933	$167,770	$165,691

Retail Banking

Net income decreased by $3.1 million or 13% in the third quarter of 2019 compared to the same period in 2018 primarily due to an increase in noninterest expense. This was partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to the aforementioned increase in legal reserve related to the tentative settlement of a class action lawsuit regarding the Company’s overdraft practices and higher equipment expense. In addition, allocated administrative, technology, and collections expense also increased. This was partially offset by lower credit card expenses related to the sale of our MyBankoh Rewards Credit Card portfolio. The increase in noninterest income was primarily due to increased sales of conforming saleable mortgage loans from current production. The provision for income taxes decreased due to lower pretax book income.

Net income increased by $5.4 million or 8% in the first nine months of 2019 compared to the same period in 2018 primarily due to increases in noninterest income and net interest income, as well as a decrease in the Provision. This was partially offset by an increase in noninterest expense. The increase in noninterest income was primarily due to an increase in mortgage banking income, a one-time commission received related to insurance products offered through a third-party administrator, and higher overdraft fees. This was partially offset by lower credit card income related to the sale of our MyBankoh Rewards Credit Card portfolio. Mortgage banking income increased primarily due to increased sales of conforming saleable loans from current production. The increase in net interest income was primarily due to higher earnings credits on the segments deposit portfolio and higher average balances in the segment’s deposit and loan portfolios. This was partially offset by lower average rates in the segment’s loan portfolio. The decrease in the Provision was primarily due to lower net charge-offs due to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio, as well as lower net charge-offs in our auto loan and residential loan portfolios. This was partially offset by higher net charge-offs in our installment loan portfolio. The increase in noninterest expense was primarily due to the aforementioned increase in legal reserve related to the tentative settlement of a class action lawsuit regarding the Company’s overdraft practices and higher equipment expense. In addition, allocated administrative, technology, and operations expense increased. This was partially offset by lower credit card expenses related to the sale of our MyBankoh Rewards Credit Card Portfolio and lower salaries expense. The provision for income taxes increased due to higher pretax book income.

Commercial Banking

Net income increased by $0.8 million or 3% in the third quarter of 2019 compared to the same period in 2018 primarily due to increases in noninterest income and was partially offset by an increase in noninterest expense and provision for taxes. The increase in noninterest income was mainly due to higher fees related to our customer interest rate swap derivative program. The increase in provision for income taxes was primarily due to higher pretax income coupled with a higher effective tax rate in the third quarter of 2019 as compared to the same period in 2018 due to third quarter 2018 tax rate offset by a tax benefit from an early buyout of leveraged leases. The increase in noninterest expense was primarily due to higher allocated expenses.

Net income increased by $5.7 million or 8% for the first nine months of 2019 compared to the same period in 2018 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense and provision for taxes. The increase in net interest income was primarily due to growth in the segment’s loan and deposit portfolio. The increase in noninterest income was mainly due to higher fees related to our customer interest rate swap derivative program. The increase in noninterest expense was primarily due to higher allocated and operating expenses. The increase in provision for income taxes was primarily due to higher pretax book income.

Investment Services and Private Banking

Net income decreased by $0.7 million or 12% in the third quarter of 2019 compared to the same period in 2018 primarily due to a decrease in net interest income and higher noninterest expense. This was partially offset by higher noninterest income.  The decrease in net interest income was primarily driven by lower earnings credits on the segment’s deposit portfolio. The increase in noninterest expense was primarily driven by higher allocated expenses. The increase in noninterest revenue was primarily driven by agency, shareholder servicing and investment advisory fees.

Net income decreased by $1.8 million or 10% in the first nine months of 2019 compared to the same period in 2018 primarily due to a decrease in net interest income and noninterest income and an increase in noninterest expense. The decrease in net interest income was primarily driven by lower earnings credits on the segment’s deposit portfolio and lower yields on the loan portfolio. The decrease in noninterest income was primarily driven by lower trust fees, partially offset by increased shareholder servicing fees. The increase in noninterest expense was primarily driven by higher allocated expenses.

Treasury and Other

Net income decreased by $1.8 million or 91% in the third quarter of 2019 compared to the same period in 2018 primarily due to an increase in noninterest expense and lower tax benefit allocated to this segment offset by higher net interest income.  The increase in noninterest expense was primarily due to higher separation expense. The higher net interest income was due primarily to higher rates. The provision for income taxes and losses in this business segment represents the residual amount to arrive at the total Provisions for the Company.

Net income decreased by $7.2 million or 57% for the first nine months of 2019 compared to the same period in 2018 primarily due to a decrease in non-interest income and lower tax benefit allocated to this segment offset by higher net interest income. The decrease in non-interest income was due to low income housing distributions in the first quarter of 2018. The higher net interest income was due primarily to higher rates. The Provision for taxes in this business segment represents the residual amount to arrive at the total Provision for the Company.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2019, our overall credit risk profile reflected a healthy Hawaii economy as our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first nine months of 2019.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2019	December 31, 2018
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$573	$542
Commercial Mortgage	11,088	2,040
Total Commercial	11,661	2,582
Consumer
Residential Mortgage	4,258	5,321
Home Equity	2,787	3,671
Total Consumer	7,045	8,992
Total Non-Accrual Loans and Leases	18,706	11,574
Foreclosed Real Estate	2,939	1,356
Total Non-Performing Assets	$21,645	$12,930

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$81	$10
Total Commercial	81	10
Consumer
Residential Mortgage	$2,032	$2,446
Home Equity	2,320	2,684
Automobile	582	513
Other [1]	1,076	914
Total Consumer	6,010	6,557
Total Accruing Loans and Leases Past Due 90 Days or More	$6,091	$6,567
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$46,178	$48,731
Total Loans and Leases	$10,881,298	$10,448,774
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.17%	0.11%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.20%	0.12%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.28%	0.06%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.16%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.25%	0.19%
Changes in Non-Performing Assets
Balance as of December 31, 2018	$12,930
Additions	15,438
Reductions
Payments	(2,414)
Return to Accrual Status	(1,660)
Sales of Foreclosed Real Estate	(374)
Charge-offs/Write-downs	(2,275)
Total Reductions	(6,723)
Balance as of September 30, 2019	$21,645

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $21.6 million as of September 30, 2019, an increase of $8.7 million or 67% from December 31, 2018.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.20% as of September 30, 2019 and 0.12% as of December 31, 2018.

Commercial mortgage non-accrual loans were $11.1 million as of September 30, 2019, an increase of $9.0 million or 444% from December 31, 2018 due to two additional loans. We have evaluated the four commercial mortgage non-accrual loans for impairment and recorded a cumulative charge-off of $1.6 million on one of the loans.

Residential mortgage non-accrual loans were $4.3 million as of September 30, 2019, a decrease of $1.1 million or 20% from December 31, 2018 primarily due to loans returning to accrual status and payoffs. As of September 30, 2019, our residential mortgage non-accrual loans were comprised of 15 loans with a weighted average current loan-to-value ratio of 52%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.6 million or 117% from December 31, 2018 due to the addition of four residential properties.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $6.1 million as of September 30, 2019, a $0.5 million or 7% decrease from December 31, 2018. The decrease was primarily in residential mortgage loans and home equity loans, which was partially offset by an increase in the other portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $60.0 million as of September 30, 2019 and $54.6 million as of December 31, 2018, and had a related Allowance of $3.4 million as of September 30, 2019 and $4.0 million as of December 31, 2018.  As of September 30, 2019, we have recorded cumulative charge-offs of $9.0 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial
Commercial and Industrial	$5,149	$6,198
Commercial Mortgage	6,980	4,144
Construction	1,219	1,321
Total Commercial	13,348	11,663
Consumer
Residential Mortgage	18,128	19,753
Home Equity	3,228	3,359
Automobile	17,622	17,117
Other [1]	1,687	2,098
Total Consumer	40,665	42,327
Total	$54,013	$53,990

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR remained relatively unchanged from December 31, 2018. Commercial mortgage loan TDRs increased by $2.8 million primarily due to the addition of one TDR during the first quarter of 2019. This increase was largely offset by decreases of $1.6 million and $1.0 million in TDRs of residential mortgage loans and commercial and industrial loans, respectively. Residential mortgage loans remain our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$114,494	$115,010	$113,515	$114,168
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(239)	(449)	(815)	(1,140)
Commercial Mortgage	—	—	(1,616)	—
Consumer
Residential Mortgage	(7)	—	(62)	(100)
Home Equity	(215)	(124)	(655)	(259)
Automobile	(1,696)	(2,114)	(5,140)	(5,883)
Other [1]	(3,598)	(3,340)	(9,424)	(10,294)
Total Loans and Leases Charged-Off	(5,755)	(6,027)	(17,712)	(17,676)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	318	542	1,220	1,236
Consumer
Residential Mortgage	649	261	1,228	695
Home Equity	428	558	1,762	1,634
Automobile	660	616	2,449	1,953
Other [1]	714	752	2,046	2,077
Total Recoveries on Loans and Leases Previously Charged-Off	2,769	2,729	8,705	7,595
Net Loans and Leases Charged-Off	(2,986)	(3,298)	(9,007)	(10,081)
Provision for Credit Losses	4,250	3,800	11,250	11,425
Balance at End of Period [2]	$115,758	$115,512	$115,758	$115,512

Components
Allowance for Loan and Lease Losses	$108,936	$108,690	$108,936	$108,690
Reserve for Unfunded Commitments	6,822	6,822	6,822	6,822
Total Reserve for Credit Losses	$115,758	$115,512	$115,758	$115,512

Average Loans and Leases Outstanding	$10,770,720	$10,081,886	$10,624,311	$9,950,518

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.11%	0.13%	0.11%	0.14%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.00%	1.06%	1.00%	1.06%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Loan and Lease Losses

As of September 30, 2019, the Allowance was $108.9 million or 1.00% of total loans and leases outstanding, compared with an Allowance of $106.7 million or 1.02% of total loans and leases outstanding as of December 31, 2018.  The decrease in the ratio of Allowance to loans and leases outstanding was commensurate with the Company’s credit risk profile, loan growth, and a healthy Hawaii economy.

Net charge-offs on loans and leases were $3.0 million or 0.11% of total average loans and leases, on an annualized basis, in the third quarter of 2019 compared to net charge-offs of $3.3 million or 0.13% of total average loans and leases, on an annualized basis, in the third quarter of 2018. Net charge-offs on loans and leases were $9.0 million or 0.11% of total average loans and leases, on an annualized basis for the first nine months of 2019, compared to net charge-offs of $10.1 million or 0.14% of total average loans and leases, on an annualized basis, in the first nine months of 2018. Net charge-offs in our consumer portfolios were $7.8 million for the first nine months of 2019 compared to $10.2 million for the same period in 2018. Net charge-offs in our commercial portfolios were $1.2 million for the first nine months of 2019 compared to less than $0.1 million net recoveries for the same period in 2018.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2019, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of September 30, 2019, unchanged from December 31, 2018. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2019, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of September 30, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2019 was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2019		December 31, 2018
Gradual Change in Interest Rates (basis points)
+200	$16,155	3.2%	$11,014	2.2%
+100	8,090	1.6	5,673	1.1
-100	(8,570)	(1.7)	(6,289)	(1.2)

Immediate Change in Interest Rates (basis points)
+200	$38,890	7.7%	$23,309	4.6%
+100	22,214	4.4	12,517	2.5
-100	(27,657)	(5.5)	(17,665)	(3.5)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of September 30, 2019, we had additional borrowing capacity of $2.4 billion from the FHLB and $549.9 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2019.  As of September 30, 2019, cash and cash equivalents were $370.9 million, the carrying value of our available-for-sale investment securities was $2.6 billion, and total deposits were $15.3 billion.  As of September 30, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2019, the Company and the Bank were considered “well capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2019 that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2019, shareholders’ equity was $1.3 billion, relatively unchanged from December 31, 2018. For the first nine months of 2019, net income of $167.8 million, common stock issuances of $6.0 million, share-based compensation of $6.7 million, and other comprehensive income of $29.3 million were partially offset by cash dividends paid of $78.5 million and common stock repurchased of $107.9 million. In the first nine months of 2019, we repurchased 1,306,826 shares under our share repurchase program. These shares were repurchased at an average cost per share of $80.14 and a total cost of $104.7 million. From the beginning of our share repurchase program in July 2001 through September 30, 2019, we repurchased a total of 56.6 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.09 per share.

From October 1, 2019 through October 22, 2019, the Parent repurchased an additional 78,500 shares of common stock at an average cost of $84.08 per share for a total of $6.6 million. Remaining buyback authority under our share repurchase program was $50.4 million as of October 22, 2019. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2019, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on December 13, 2019 to shareholders of record at the close of business on November 29, 2019.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of September 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on Basel III.

Table 20 presents our regulatory capital and ratios as of September 30, 2019 and December 31, 2018.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	September 30, 2019	December 31, 2018
	Regulatory Capital
	Shareholders’ Equity	$1,291,490	$1,268,200
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(35,274)	(36,010)
	Net Unrealized Gains (Losses) on Investment Securities [2]	13,500	(15,033)
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,284,744	1,290,723

	Tier 1 Capital	1,284,744	1,290,723
	Allowable Reserve for Credit Losses	115,758	113,515
	Total Regulatory Capital	$1,400,502	$1,404,238

	Risk-Weighted Assets	$10,416,560	$9,878,904

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	12.33%	13.07%
	Tier 1 Capital Ratio	12.33	13.07
	Total Capital Ratio	13.44	14.21
	Tier 1 Leverage Ratio	7.32	7.60
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of September 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is continuing its implementation efforts through its Company-wide implementation team. The implementation team meets periodically to discuss the latest developments and ensure progress is being made.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2019 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2019	126,350	$82.55	125,000	$76,579,391
August 1 - 31, 2019	131,000	81.90	131,000	65,850,472
September 1 - 30, 2019	104,376	85.14	104,000	56,996,823
Total	361,726	$83.06	360,000

[1]
During the third quarter of 2019, 1,726 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	October 28, 2019		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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