Form 10-K
period 2019-12-31
BANK OF HAWAII CORP
filed 2020-03-02
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $82.91, was approximately $3,288,940,540. There was no non-voting common equity of the registrant outstanding on that date.
As of February 14, 2020, there were 39,954,880 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held on April 24, 2020, are incorporated by reference into Part III of this Report.

Bank of Hawaii Corporation
2019 Form 10-K Annual Report

Part I
Item 1.  Business

General

Bank of Hawaii Corporation (the “Parent”) is a Delaware corporation and a bank holding company (“BHC”) headquartered in Honolulu, Hawaii. The Parent’s principal operating subsidiary, Bank of Hawaii (the “Bank”), was organized on December 17, 1897, and is chartered by the State of Hawaii. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Reserve System.

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

Competition

The Company operates in a highly competitive environment subject to intense competition from traditional financial service providers including banks, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services including financial service subsidiaries of commercial and manufacturing companies. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, and receive favorable tax treatment. As a result, some of our competitors may have lower cost structures. Also, some of our competitors, through delivery channels such as the Internet, may be based outside of the markets that we serve. By emphasizing our extensive branch network, exceptional service levels, and knowledge of local trends and conditions, the Company believes it has developed a competitive advantage in its market.

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2019, the Bank was classified as “well capitalized.” The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective action, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution. See Note 11 to the Consolidated Financial Statements for more information.

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

The Volcker Rule

In December 2013, the Federal Reserve, the OCC, the FDIC, the SEC, and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volker Rule.” The Volcker Rule, as amended on August 20, 2019, generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule has not had a material impact on the Company’s Consolidated Financial Statements, but we continue to evaluate its application to our current and future operations.

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Company is assessed deposit insurance premiums by the FDIC using a base rate, to which is added temporary surcharges that are used to establish a FDIC reserve fund and pay certain bond obligations. A temporary surcharge ended in September 2018. The Bank’s FDIC insurance assessment was $5.2 million in 2019, $7.7 million in 2018, and $8.7 million in 2017.

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

Depositor Preference

In the event of the “liquidation or other resolution” of an insured depository institution, claims of insured and uninsured depositors for deposits payable in the United States (including the claims of the FDIC as subrogee of insured depositors), plus certain claims for administrative expenses of the FDIC as a receiver will have priority in payment ahead of unsecured creditors including, in the case of the Bank, the Parent.

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

Community Reinvestment and Consumer Protection Laws

•
Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open, close, or relocate a branch or facility. The Bank’s current CRA rating is “outstanding”.

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

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act created new laws, regulations, and penalties, imposed significant new compliance and due diligence obligations, and expanded the application of those laws outside the U.S. Additionally, like all U.S. companies and individuals, the Company is prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons.

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

Employees

As of December 31, 2019, we employed 2,124 full-time equivalent employees.

Information about our Executive Officers

Listed below are executive officers of the Parent as of December 31, 2019.

Peter S. Ho, 54
Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 56
Vice Chair since December 2017, and Chief Financial Officer since March 2017; Senior Executive Vice President and Controller from August 2014 to February 2017.

Sharon M. Crofts, 54
Vice Chair, Client Solutions Group since April 2016; Vice Chair, Operations and Technology from October 2012 to March 2016.

Wayne Y. Hamano, 65
Vice Chair since December 2008 and Chief Commercial Officer since September 2007.

Kent T. Lucien, 66
Vice Chair and Chief Strategy Officer since March 2017; Vice Chair and Chief Financial Officer from April 2008 to February 2017.

James C. Polk, 53
Vice Chair, Consumer Lending and Deposit Product Group since September 2018 and Consumer and Residential Lending since April 2018; Vice Chair, Mortgage Banking from July 2017 to March 2018; Vice Chair, The Private Bank from June 2016 to June 2017; Senior Executive Vice President, Consumer Banking from January 2016 to May 2016; Senior Executive Vice President, Mortgage Banking from August 2014 to January 2016.

Mark A. Rossi, 70
Vice Chair, Chief Administrative Officer, General Counsel, and Corporate Secretary since February 2007.

Mary E. Sellers, 63
Vice Chair and Chief Risk Officer since July 2005.

Andrea Wilson Ignacio, 47
Senior Vice President and Controller since August 2019.

Item 1A.  Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business, financial and regulatory conditions. The risks and uncertainties described below are what management believes are the most significant risk and uncertainties that could affect our business and operations, although they are not the only risks that may have a material adverse effect on the Company.

Changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, could lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution and the spread of COVID-19 virus, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending. As a result, such events may contribute to a significant deterioration in general economic conditions in our markets which could adversely impact us and our customers’ operations.

General economic conditions in Hawaii remained stable in 2019 due to low interest rates, a relatively healthy construction sector and growing visitor arrivals. However, deterioration of economic conditions, either locally, nationally, or internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

Uncertainty about the continuing availability of LIBOR may adversely affect our business

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. With this announcement there is uncertainty about the continued availability of LIBOR after 2021. If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected. Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR. If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

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

Although economic conditions are currently stable nationally and in Hawaii, increased credit losses for us could result if economic conditions stagnate or deteriorate. The risk of nonpayment on loans and leases is inherent in all lending activities. We maintain a reserve for credit losses to absorb estimated probable credit losses inherent in the loan, lease, and commitment portfolios as of the balance sheet date. Management makes various assumptions and judgments about the loan and lease portfolio in determining the level of the reserve for credit losses. Many of these assumptions are based on current economic conditions. Should economic conditions stagnate or deteriorate nationally or in Hawaii, we may experience higher credit losses in future periods.

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

Compliance with Basel III resulted in increased capital, liquidity, and disclosure requirements. See the “Regulatory Initiatives Affecting the Banking Industry” section in MD&A for more information.

Consumer protection initiatives and court decisions related to the foreclosure process affect our remedies as a creditor.

Proposed consumer protection initiatives related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

In addition, Hawaii’s appellate courts have made rulings that increase the complexity and risk of nonjudicial, or out-of-court, foreclosures.  At the same time, a chronic backlog of cases in the Hawaii courts has slowed the judicial foreclosure process, which delays the Bank’s ability to take over, preserve and sell the mortgaged property.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures and costs, which in turn could affect our financial condition or results of operations.

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

Our business requires the collection and retention of large volumes of customer data, including payment card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent E-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ devices. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the E-mail or request that the recipient send a password or other confidential information via E-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile data breaches involving other companies’ losses of customer personal and financial information, we believe this risk could cause customer and/or Bank losses, damage to our brand, and increase our costs through the ongoing cost of technology investments to improve security, as well as the potential financial and reputational impact of a cyber security incident involving the Company.

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

We report certain assets, including available-for-sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. The level of interest rates can impact the estimated fair value of investment securities. Disruptions in the capital markets may require us to reserve for credit losses in future periods with respect to investment securities in our portfolio. The amount and timing of any credit allowance recognized will be measured as the difference between the security’s amortized cost basis and the amount expected to be collected over the security’s lifetime.

The Parent’s liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, for example, dividends on the Parent’s common stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent. The Parent’s ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited if federal and state laws and regulations further limit the amount of dividends the Bank is permitted to pay the Parent.

There can be no assurance that the Parent will continue to declare cash dividends or repurchase stock.

During 2019, the Parent repurchased 1,642,998 shares of common stock at a total cost of $134.7 million under its share repurchase program. The Parent also paid cash dividends of $105.5 million during 2019. In January 2020, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares. In addition, from January 1, 2020 through February 14, 2020, the Parent repurchased an additional 114,358 shares of common stock at an average cost of $92.63 per share and a total cost of $10.6 million.

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

Potential impacts from novel viruses and an increase in concern about the risk of illness are likely to adversely impact tourism in Hawaii and results from operations.

Novel viruses, such as COVID-19, increase concerns related to illness when traveling, and travel restrictions related to the outbreak appear likely to cause a drop in tourism in Hawaii.  Because many of our customers, both commercial and consumer, derive some or all of their income from tourism, any drop in tourism may affect them as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy or widespread impact to our customers’ income could have an impact on our operations that is difficult for us to forecast though it may be material.  The Company is monitoring this changing environment, taking appropriate anticipatory actions and responding accordingly.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located in the Financial Plaza of the Pacific in Honolulu, Hawaii. We own and lease other branch offices and operating facilities located throughout Hawaii and the Pacific Islands. Additional information with respect to premises and equipment is presented in Notes 6 and 23 to the Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range			Book Value	Dividends Declared
Year/Period	High	Low	Close
2019	$95.68	$66.54	$95.16	$32.14	$2.59
First Quarter	83.94	66.54	78.87		0.62
Second Quarter	84.53	75.24	82.91		0.65
Third Quarter	88.20	79.13	85.93		0.65
Fourth Quarter	95.68	81.29	95.16		0.67

2018	$89.09	$63.64	$67.32	$30.56	$2.34
First Quarter	89.09	78.40	83.10		0.52
Second Quarter	88.92	80.20	83.42		0.60
Third Quarter	86.53	78.30	78.91		0.60
Fourth Quarter	82.80	63.64	67.32		0.62

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications. As of February 14, 2020, there were 5,566 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2019	113,234	$84.95	112,000	$47,482,352
November 1 - 30, 2019	108,518	89.42	108,419	37,787,535
December 1 - 31, 2019	115,753	92.85	115,753	27,039,491
Total	337,505	$89.10	336,172

1 During the fourth quarter of 2019, 1,333 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof. The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act. The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.
2 The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index. The graph assumes that $100 was invested on December 31, 2014, in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
Bank of Hawaii Corporation	$100	$109	$158	$156	$126	$184
S&P 500 Index	$100	$101	$114	$138	$132	$174
S&P Banks Index	$100	$101	$125	$153	$128	$179

Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
Year Ended December 31,
Operating Results
Net Interest Income	$497.7	$486.4	$457.2	$417.6	$394.1
Provision for Credit Losses	16.0	13.4	16.9	4.8	1.0
Total Noninterest Income	183.3	168.9	185.4	197.3	186.2
Total Noninterest Expense	379.2	371.6	357.7	350.6	348.1
Net Income	225.9	219.6	184.7	181.5	160.7
Basic Earnings Per Share	5.59	5.26	4.37	4.26	3.72
Diluted Earnings Per Share	5.56	5.23	4.33	4.23	3.70
Dividends Declared Per Share	2.59	2.34	2.04	1.89	1.80

Performance Ratios
Net Income to Average Total Assets (ROA)	1.29%	1.29%	1.10%	1.15%	1.06%
Net Income to Average Shareholders’ Equity (ROE)	17.65	17.63	15.27	15.79	14.82
Efficiency Ratio [1]	55.68	56.71	55.66	57.01	59.99
Net Interest Margin [2]	3.03	3.05	2.93	2.83	2.81
Dividend Payout Ratio [3]	46.33	44.49	46.68	44.37	48.39
Average Shareholders’ Equity to Average Assets	7.30	7.34	7.22	7.26	7.16

Average Balances
Average Loans and Leases	$10,668.4	$10,043.7	$9,346.8	$8,362.2	$7,423.6
Average Assets	17,537.6	16,971.0	16,749.2	15,825.4	15,136.5
Average Deposits	15,228.1	14,757.7	14,505.4	13,619.5	12,925.2
Average Shareholders’ Equity	1,280.1	1,245.7	1,209.1	1,149.3	1,084.1

Weighted Average Shares Outstanding
Basic Weighted Average Shares	40,384,328	41,714,770	42,280,931	42,644,100	43,217,818
Diluted Weighted Average Shares	40,649,570	41,999,399	42,607,057	42,879,783	43,454,877

As of December 31,
Balance Sheet Totals
Loans and Leases	$10,990.9	$10,448.8	$9,797.0	$8,949.8	$7,879.0
Total Assets	18,095.5	17,144.0	17,089.1	16,492.4	15,455.0
Total Deposits	15,784.5	15,027.2	14,884.0	14,320.2	13,251.1
Other Debt	85.6	135.6	260.7	267.9	245.8
Total Shareholders’ Equity	1,286.8	1,268.2	1,231.9	1,161.5	1,116.3

Asset Quality
Allowance for Loan and Lease Losses	$110.0	$106.7	$107.3	$104.3	$102.9
Non-Performing Assets	20.1	12.9	16.1	19.8	28.8

Financial Ratios
Allowance to Loans and Leases Outstanding	1.00%	1.02%	1.10%	1.17%	1.31%
Tier 1 Capital Ratio	12.18	13.07	13.24	13.24	13.97
Total Capital Ratio	13.28	14.21	14.46	14.49	15.22
Tier 1 Leverage Ratio	7.25	7.60	7.26	7.21	7.26
Total Shareholders’ Equity to Total Assets	7.11	7.40	7.21	7.04	7.22
Tangible Common Equity to Tangible Assets [4]	6.95	7.23	7.04	6.86	7.03
Tangible Common Equity to Risk-Weighted Assets [4]	11.85	12.52	12.84	12.81	13.62

Non-Financial Data
Full-Time Equivalent Employees	2,124	2,122	2,132	2,122	2,164
Branches and Offices	68	69	69	69	70
ATMs	387	382	387	449	456
Common Shareholders of Record	5,588	5,797	5,982	6,121	6,279

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Total Shareholders’ Equity	$1,286,832	$1,268,200	$1,231,868	$1,161,537	$1,116,260
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Common Equity	$1,255,315	$1,236,683	$1,200,351	$1,130,020	$1,084,743

Total Assets	$18,095,496	$17,143,974	$17,089,052	$16,492,367	$15,455,016
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Assets	$18,063,979	$17,112,457	$17,057,535	$16,460,850	$15,423,499
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,589,061	$9,878,904	$9,348,296	$8,823,485	$7,962,484

Total Shareholders’ Equity to Total Assets	7.11%	7.40%	7.21%	7.04%	7.22%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.95%	7.23%	7.04%	6.86%	7.03%

Tier 1 Capital Ratio	12.18%	13.07%	13.24%	13.24%	13.97%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.85%	12.52%	12.84%	12.81%	13.62%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our 2019 and 2018 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2017 fiscal year, as well as the year-to-year comparison between 2018 and 2017, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 3) competitive pressures in the markets for financial services and products; 4) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 5) changes in fiscal and monetary policies of the markets in which we operate; 6) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 7) actual or alleged conduct which could harm our reputation; 8) changes in accounting standards; 9) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 10) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 11) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 12) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 13) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 14) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 15) changes to the amount and timing of proposed common stock repurchases; and 16) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the accuracy of credit risk ratings of individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, significant reliance on estimated loss rates on homogenous portfolios, and consideration of our quantitative and qualitative evaluation of economic factors and trends. While our methodology in establishing the reserve for credit losses attributes portions of the Allowance and Unfunded Reserve to the commercial and consumer portfolio segments, the entire Allowance and Unfunded Reserve is available to absorb credit losses inherent in the total loan and lease portfolio and total amount of unfunded credit commitments, respectively.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments. As of December 31, 2019, and December 31, 2018, $2.7 billion or 15% and $2.1 billion or 12%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service. These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy. Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments. As of December 31, 2019, and December 31, 2018, $6.4 million and $9.7 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis. As of December 31, 2019, and December 31, 2018, Level 3 financial assets recorded at fair value on a recurring basis were $29.7 million and $15.1 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments. As of December 31, 2019, and December 31, 2018, Level 3 financial liabilities recorded at fair value on a recurring basis were $6.1 million and $9.4 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third-party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects. As a result, we have processes in place to monitor and periodically review the information provided to us by our third-party pricing service such as: 1) Our third-party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities. We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy. This documentation is periodically updated by our third-party pricing service. Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary. 2) On a quarterly basis, management also selects a sample of securities priced by the Company’s third-party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities. The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Periodically, based on these reviews, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. 3) On a quarterly basis, management reviews the pricing information received from our third-party pricing service. This review process includes a comparison to a second source. 4) Our third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, we will challenge the quoted prices provided by our third-party pricing service. Our third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. Our third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis. Generally, we do not adjust the price from the third-party service provider. 5) On an annual basis, we obtain and review the third-party’s most recently issued Service Organization Controls report related to controls placed in operation and tests of operating effectiveness, to update our understanding of the third-party pricing service’s control environment.

Based on the composition of our investment securities portfolio, we believe that we have developed appropriate internal controls and performed appropriate due diligence procedures to prevent or detect material misstatements. See Note 21 to the Consolidated Financial Statements for more information on our fair value measurements.

Income Taxes

We determine our liabilities for income taxes based on current tax regulations and interpretations in tax jurisdictions where our income is subject to taxation. Currently, we file tax returns for federal, and in six state and local domestic jurisdictions, and four foreign jurisdictions. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes. Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2019, and December 31, 2018, we carried a valuation allowance of $2.5 million and $1.1 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority. As of December 31, 2019, and December 31, 2018, our liabilities for UTBs were $6.1 million and $5.5 million, respectively.

In 2019, the Company recognized federal and State of Hawaii investment tax credits from energy investments. The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes. These credits reduced the Company's provision for income taxes by $4.1 million, 5.0 million, and 5.4 million in 2019, 2018 and 2017, respectively.

Overview

We are a regional financial services company serving businesses, consumers, and governments in Hawaii, Guam, and other Pacific Islands. Our principal operating subsidiary, the Bank, was founded in 1897.

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

Hawaii Economy

General economic conditions in Hawaii remained stable during 2019 due to low interest rates, a relatively healthy construction sector and growing visitor arrivals.  Total visitor arrivals increased 5.4% and visitor spending increased 1.4% during 2019 compared to 2018. The statewide seasonally-adjusted unemployment rate was 2.6% in December 2019 compared to 3.5% nationally.  The volume of single-family home sales on Oahu increased 3.9% in 2019 compared to 2018, while the volume of condominium sales on Oahu decreased 4.8% in 2019 compared to 2018.  The median price of single-family home sales on Oahu decreased by 0.1% in 2019 compared to 2018, while the condominium sales price on Oahu increased by 1.2% in 2019 compared to 2018. As of December 31, 2019, months of inventory of single-family homes and condominiums on Oahu remained low at approximately 2.5 months and 3.4 months, respectively.

Earnings Summary

Net income for 2019 was $225.9 million, an increase of $6.3 million or 3% compared to 2018. Diluted earnings per share were $5.56 in 2019, an increase of $0.33 or 6% compared to 2018. Our return on average assets was 1.29% in 2019, unchanged from 2018, and our return on average shareholders’ equity was 17.65% in 2019, an increase of 2 basis points from 2018.

Our higher net income in 2019 was primarily due to the following:

•
Net interest income was $497.7 million in 2019, an increase of $11.4 million or 2% compared to 2018. On a taxable-equivalent basis, net interest income was $499.9 million in 2019, an increase of $8.4 million or 2% compared to 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.03% in 2019, a 2 basis point decrease from 2018, as we experienced higher rates paid on our interest-bearing deposits, a reflection of the higher short term rate environment, which was partially offset by higher yields in our investment securities and commercial loans portfolio.

•
Mortgage banking income was $13.7 million in 2019, an increase of $5.2 million or 62% compared to 2018. This increase was primarily due to increased sales and margins on sales of conforming saleable loans from current production.

These items were partially offset by the following:

•
The provision for income taxes was $59.9 million in 2019, an increase of $9.3 million or 18% compared to 2018 primarily due to a higher effective tax rate. The effective tax rate was 20.96% in 2019 compared to 18.73% in 2018. This increase was primarily due to a reduced tax benefit from municipal bonds, which were sold in 2019 as part of a portfolio repositioning.

•
We recorded a $16.0 million provision for credit losses in 2019 compared to a $13.4 million provision recorded in 2018. The provision recorded was based on our determination that the allowance for loan and lease losses should be $110.0 million as of December 31, 2019.

We maintained a strong balance sheet throughout 2019, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•
Total loans and leases were $11.0 billion as of December 31, 2019, an increase of $0.5 billion or 5% from December 31, 2018 primarily due to growth in many of our commercial and consumer loan and lease portfolios partially offset by a decrease in lease financing.

•
The allowance for loan and lease losses (the “Allowance”) was $110.0 million as of December 31, 2019, an increase of $3.3 million or 3% from December 31, 2018. The ratio of our Allowance to total loans and leases outstanding decreased to 1.00% as of December 31, 2019, compared to 1.02% as of December 31, 2018. The level of our Allowance was commensurate with the Company’s credit risk profile, loan portfolio growth and composition, and a stable Hawaii economy.

•
The total carrying value of our investment securities portfolio was $5.7 billion as of December 31, 2019, an increase of $171.3 million or 3% from December 31, 2018, primarily due to an increase in mortgage-backed securities. Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities continue to be the largest concentration in our portfolio.

•	Total deposits were $15.8 billion as of December 31, 2019, an increase of $757.2 million or 5% from December 31, 2018 primarily due to an increase in consumer and commercial deposits.

•
Total shareholders’ equity was $1.3 billion as of December 31, 2019, an increase of $18.6 million or 1% from December 31, 2018. We continued to return capital to our shareholders in the form of share repurchases and dividends. During 2019, we repurchased 1,673,127 shares of common stock at a total cost of $137.6 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan. We also paid cash dividends of $105.5 million during 2019.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 1
	2019			2018
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.1	$—	1.33%	$3.2	$—	1.05%
Funds Sold	165.7	3.6	2.14	200.0	3.7	1.86
Investment Securities
Available-for-Sale
Taxable	2,210.5	58.9	2.66	1,537.7	37.6	2.44
Non-Taxable	109.6	4.1	3.78	577.9	15.9	2.76
Held-to-Maturity
Taxable	3,148.2	78.3	2.49	3,468.4	78.4	2.26
Non-Taxable	137.8	4.2	3.04	236.5	7.5	3.17
Total Investment Securities	5,606.1	145.5	2.60	5,820.5	139.4	2.39
Loans Held for Sale	21.7	0.9	3.92	14.0	0.6	4.31
Loans and Leases [1]
Commercial and Industrial	1,370.9	57.9	4.23	1,304.8	51.9	3.98
Commercial Mortgage	2,400.6	102.4	4.27	2,164.6	89.7	4.14
Construction	145.2	7.4	5.07	184.9	8.6	4.68
Commercial Lease Financing	154.4	3.7	2.43	176.8	4.1	2.29
Residential Mortgage	3,768.2	144.7	3.84	3,546.5	136.0	3.84
Home Equity	1,689.4	64.1	3.80	1,620.9	61.1	3.77
Automobile	694.9	25.1	3.62	591.1	23.2	3.92
Other [2]	464.8	33.3	7.16	454.1	35.6	7.85
Total Loans and Leases	10,688.4	438.6	4.10	10,043.7	410.2	4.08
Other	35.1	1.0	2.85	39.0	1.4	3.48
Total Earning Assets [3]	16,520.1	589.6	3.57	16,120.4	555.3	3.44
Cash and Due from Banks	234.0			241.6
Other Assets	783.5			609.0
Total Assets	$17,537.6			$16,971.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$2,945.9	$5.0	0.17%	$2,958.8	$4.7	0.16%
Savings	6,034.0	32.4	0.54	5,434.3	13.6	0.25
Time	1,816.3	31.0	1.71	1,725.9	22.8	1.32
Total Interest-Bearing Deposits	10,796.2	68.4	0.63	10,119.0	41.1	0.41
Short-Term Borrowings	36.5	0.9	2.41	35.5	0.8	2.13
Securities Sold Under Agreements to Repurchase	531.9	17.5	3.29	504.7	18.5	3.67
Other Debt	111.8	2.9	2.60	211.3	3.4	1.61
Total Interest-Bearing Liabilities	11,476.4	89.7	0.78	10,870.5	63.8	0.59
Net Interest Income		$499.9			$491.5
Interest Rate Spread			2.79%			2.85%
Net Interest Margin			3.03%			3.05%
Noninterest-Bearing Demand Deposits	4,431.9			4,638.7
Other Liabilities	349.2			216.1
Shareholders’ Equity	1,280.1			1,245.7
Total Liabilities and Shareholders’ Equity	$17,537.6			$16,971.0

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $2.2 million and $5.2 million for the years ended December 31, 2019, and December 31, 2018, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2019 Compared to 2018
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.7)	$0.6	$(0.1)
Investment Securities
Available-for-Sale
Taxable	17.7	3.6	21.3
Non-Taxable	(16.2)	4.4	(11.8)
Held-to-Maturity
Taxable	(7.6)	7.5	(0.1)
Non-Taxable	(3.0)	(0.3)	(3.3)
Total Investment Securities	(9.1)	15.2	6.1
Loans Held for Sale	0.3	—	0.3
Loans and Leases
Commercial and Industrial	2.7	3.3	6.0
Commercial Mortgage	10.0	2.7	12.7
Construction	(1.9)	0.7	(1.2)
Commercial Lease Financing	(0.6)	0.2	(0.4)
Residential Mortgage	8.5	0.2	8.7
Home Equity	2.6	0.4	3.0
Automobile	3.8	(1.9)	1.9
Other [2]	0.9	(3.2)	(2.3)
Total Loans and Leases	26.0	2.4	28.4
Other	(0.1)	(0.3)	(0.4)
Total Change in Interest Income	16.4	17.9	34.3

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.3	0.3
Savings	1.6	17.2	18.8
Time	1.3	6.9	8.2
Total Interest-Bearing Deposits	2.9	24.4	27.3
Short-Term Borrowings	—	0.1	0.1
Securities Sold Under Agreements to Repurchase	1.0	(2.0)	(1.0)
Other Debt	(2.0)	1.5	(0.5)
Total Change in Interest Expense	1.9	24.0	25.9
Change in Net Interest Income	$14.5	$(6.1)	$8.4
1     The change in interest income and expense are not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
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
Net interest income was $497.7 million in 2019, an increase of $11.4 million or 2% compared to 2018. On a taxable-equivalent basis, net interest income was $499.9 million in 2019, an increase of $8.4 million or 2% compared to 2018. This increase was primarily due to a higher level of earning assets, including growth in both our commercial and consumer lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 3.03% in 2019, a two basis point decrease from 2018, as we experienced higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment, which was partially offset by higher yields in our investment securities and commercial loans portfolio.
Yields on our earning assets increased by 13 basis points in 2019 compared to 2018 primarily due to the shift in the mix of our earning assets from investment securities to loans, which generally have higher yields. Yield increases in our construction loans and commercial and industrial loans were primarily due to higher yields on floating rate loans.  Yields on our construction loans increased by 39 basis points primarily due to new loans with higher rates than the loans that were paid off or transferred to commercial mortgage upon completion. Yields on our funds sold increased by 28 basis points primarily due to federal fund rate increases. In addition, yields on our investment securities portfolio increased by 21 basis points primarily due to a portfolio repositioning in 2019. These yield increases were partially offset by a 69 basis point decrease in our other loans portfolio primarily due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018, combined with a 30 basis point decrease in our automobile loans portfolio.
Interest rates paid on our interest-bearing liabilities increased 19 basis points in 2019 compared to 2018. Increases to our funding costs were primarily due to higher rates paid on our interest-bearing deposits, a reflection of the higher short-term rate environment. Other debt, which is comprised primarily of FHLB advances, increased by 99 basis points primarily due to lower cost advances that matured during the time period combined with the addition of higher cost FHLB advances in December 2018. Our outstanding FHLB advances had a weighted average interest rate of 2.42% and 1.93% as of December 31, 2019, and December 31, 2018, respectively. Interest rates paid on our securities sold under agreements to repurchase decreased by 38 basis points from 2018 primarily due to the restructuring of ten repurchase agreements with private institutions with an aggregate total repurchase price of $275.0 million. These repurchase agreements had a weighted-average interest rate of 4.36%. The restructuring of the agreements extended the maturity dates to 2024 and lowered the weighted-average interest rate to 2.94% effective in the third quarter of 2019.
Average balances of our earning assets increased by $399.7 million or 2% in 2019 compared to 2018 primarily due to loan growth as the average balances of our loans and leases portfolio increased by $644.7 million. Offsetting this increase in the average balance of our loans and leases portfolio were a $214.4 million decrease in the average balance of investment securities and a $34.3 million decrease in the average balance of funds sold. The average balance of our commercial mortgage portfolio increased by $236.0 million as a result of continued demand from new and existing customers as the Hawaii economy continued to be strong. The average balance of our residential mortgage portfolio increased by $221.7 million primarily due to higher loan originations partially offset by an increase in payoff activity. The average balance of our automobile loans portfolio increased by $103.8 million primarily due to competitive loan programs and pricing. The average balance of our home equity portfolio increased by $68.5 million as a result of slightly lower but consistent loan demand in a strong Hawaii economy. Additionally, utilization rates remained steady on existing home equity lines during the year.
Average balances of our interest-bearing liabilities increased by $605.9 million or 6% in 2019 compared to 2018 primarily due to growth in our savings and time deposits which increased by $599.7 million and $90.4 million, respectively. Average balances in other debt decreased by $99.5 million primarily due to the maturing of FHLB advances.
Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount of the Allowance. We maintain the Allowance at levels appropriate to cover our estimate of probable credit losses as of the end of the reporting period. The Allowance is determined through detailed quarterly analyses of our loan and lease portfolio. The Allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a Provision of $16.0 million and $13.4 million in 2019 and 2018, respectively. For further discussion on the Allowance, see the “Corporate Risk Profile – Credit Risk” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2019 and 2018.

Noninterest Income				Table 3
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2019	2018	2019 to 2018
Trust and Asset Management	$44,233	$43,877	$356	1%
Mortgage Banking	13,686	8,437	5,249	62
Service Charges on Deposit Accounts	30,074	28,811	1,263	4
Fees, Exchange, and Other Service Charges	57,893	57,482	411	1
Investment Securities Gains (Losses), Net	(3,986)	(3,938)	(48)	1
Annuity and Insurance	6,934	5,822	1,112	19
Bank-Owned Life Insurance	7,015	7,199	(184)	(3)
Other	27,489	21,233	6,256	29
Total Noninterest Income	$183,338	$168,923	$14,415	9%

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers. Total trust assets under administration were $10.3 billion and $9.4 billion as of December 31, 2019, and December 31, 2018, respectively. Trust and asset management income remained relatively unchanged in 2019 compared to 2018.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $5.2 million or 62% in 2019 compared to 2018. This increase was primarily due to increased sales and margins on sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $1.3 million or 4% in 2019 compared to 2018. This increase was primarily due to an increase in overdraft fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and special charges. Fees, exchange, and other service charges remained relatively unchanged in 2019 compared to 2018.

Net gains (losses) on sales of investment securities totaled $(4.0) million and $(3.9) million in 2019 and 2018, respectively. The net loss in 2019 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In addition, in September 2019, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019, which was paid to previous buyers of our Visa Class B shares in October 2019. The net loss in 2018 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In addition, in June 2018, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018, which was paid to previous buyers of our Visa Class B shares in July 2018. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by further reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Concurrent with the sale of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 80,214 Visa Class B shares (130,171 Class A equivalent shares) that we own are carried at a zero cost basis as of December 31, 2019. We also contributed to the Bank of Hawaii Foundation 2,800 and 3,600, Visa Class B shares during 2019 and 2018, respectively.

Annuity and insurance income increased by $1.1 million or 19% in 2019 compared to 2018 primarily due to a one-time commission received related to insurance products offered through a third-party administrator.

Bank-owned life insurance decreased by $0.2 million or 3% in 2019 compared to 2018 primarily due to higher death benefits received in 2018.

Other noninterest income increased by $6.3 million or 29% in 2019 compared to 2018. This increase was primarily due to a $5.7 million increase in fees related to our customer interest rate swap derivatives combined with a $3.6 million increase in net gain on sale of leased assets. These increases were partially offset by a distribution received in the first quarter of 2018 from a low-income housing investment sale totaling $2.8 million.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2019 and 2018.

Noninterest Expense				Table 4
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2019	2018	2019 to 2018
Salaries and Benefits:
Salaries	$132,237	$132,884	$(647)	—%
Incentive Compensation	21,913	20,687	1,226	6
Share-Based Compensation	8,573	8,074	499	6
Commission Expense	6,474	4,418	2,056	47
Retirement and Other Benefits	18,151	17,313	838	5
Payroll Taxes	11,795	11,389	406	4
Medical, Dental, and Life Insurance	15,202	16,134	(932)	(6)
Separation Expense	1,761	2,309	(548)	(24)
Total Salaries and Benefits	216,106	213,208	2,898	1
Net Occupancy	33,800	34,742	(942)	(3)
Net Equipment	29,295	23,852	5,443	23
Data Processing	18,757	17,846	911	5
Professional Fees	10,071	9,992	79	1
FDIC Insurance	5,192	7,732	(2,540)	(33)
Other Expense:
Delivery and Postage Services	7,937	8,535	(598)	(7)
Mileage Program Travel	4,761	4,697	64	1
Merchant Transaction and Card Processing Fees	5,719	5,247	472	9
Advertising	6,126	5,987	139	2
Amortization - Solar Energy Partnership Investments	3,760	3,665	95	3
Other	37,703	36,121	1,582	4
Total Other Expense	66,006	64,252	1,754	3
Total Noninterest Expense	$379,227	$371,624	$7,603	2%

Total salaries and benefits increased by $2.9 million or 1% in 2019 compared to 2018 primarily due to a $2.1 million increase in commission expense primarily due to an increase in loan origination and refinancing activity coupled with a $1.2 million increase in incentive compensation. Retirement and other benefits increased by $0.8 million due to higher contributions to our Bank of Hawaii Retirement Savings Plan. These increases were partially offset by a $0.9 million decrease in medical, dental, and life insurance primarily due to lower expenses related to lower medical insurance costs.

Net occupancy expense decreased by $0.9 million or 3% in 2019 compared to 2018 primarily due to a decrease in net rental expense.

Net equipment expense increased by $5.4 million or 23% in 2019 compared to 2018 primarily due to a $2.5 million increase in depreciation expense and a $1.9 million increase in software license fees and maintenance. In addition, equipment maintenance increased by $0.7 million.

Data processing expense increased by $0.9 million or 5% in 2019 compared to 2018 due to ongoing information technology projects.

FDIC insurance decreased by $2.5 million or 33% in 2019 compared to 2018 due to the end of an FDIC surcharge in September 2018 and a decrease in FDIC assessment rates.

Other noninterest expense increased by $1.8 million or 3% in 2019 compared to 2018 due to a $3.3 million increase in legal settlements. Insurance expense increased by $1.1 million primarily due to a reserve increase in the fourth quarter of 2019. These increases were partially offset by a $2.8 million decrease in credit card expense due to the completed sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2019 and 2018:

Provision for Income Taxes and Effective Tax Rates		Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2019	$59,913	20.96%
2018	50,624	18.73%

The provision for income taxes was $59.9 million in 2019, an increase of $9.3 million or 18% compared to 2018. The effective tax rate was 20.96% in 2019 compared to 18.73% in 2018. The higher effective tax rate in 2019 compared to 2018 was primarily due to higher pretax income and the reduced tax benefit from municipal bonds, which were sold in 2019 as part of a portfolio repositioning.  The tax rate in 2018 was also favorably impacted by a $2.0 million basis adjustment to the company’s low income housing investments. This was partially offset by the early buy-out of our equity interest in two leveraged leases, which resulted in $1.9 million and $1.8 million credits to the provision for income taxes in the first and fourth quarters of 2019.

Analysis of Business Segments

Our business segments are Retail Banking, Commercial Banking, Investment Services and Private Banking, and Treasury and Other. Table 6 summarizes net income from our business segments for 2019 and 2018. Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2019	2018
Retail Banking	$94,028	$87,632
Commercial Banking	104,177	94,230
Investment Services and Private Banking	22,152	22,661
Total	220,357	204,523
Treasury and Other	5,556	15,079
Consolidated Total	$225,913	$219,602

Retail Banking

Net income increased by $6.4 million or 7% in 2019 compared to 2018 primarily due to increases in noninterest income and net interest income, as well as a decrease in the Provision. This was partially offset by an increase in noninterest expense. The increase in noninterest income was primarily due to an increase in mortgage banking income, higher overdraft fees, and a one-time commission received related to insurance products offered through a third-party administrator. This was partially offset by lower credit card income related to the sale of our MyBankoh Rewards Credit Card portfolio on November 1, 2018. Mortgage banking income increased primarily due to increased sales of conforming saleable loans from current production. The decrease in the Provision was primarily due to lower net charge-offs due to the aforementioned sale of our MyBankoh Rewards Credit Card portfolio, as well as lower net charge-offs in our in our residential loan and auto loan portfolios. This was partially offset by higher net charge-offs in our installment loan portfolio. The increase in net interest income was primarily due to higher earnings credits on the segment’s deposit portfolio and higher average balances in the segment’s deposit and loan portfolios. This was partially offset by lower average rates in the segment’s loan portfolio. The increase in noninterest expense was primarily due to a $6.0 million increase in legal reserve related to the tentative settlement of overdraft litigation and higher equipment expense. In addition, allocated administrative and technology expense increased. This was partially offset by lower credit card expenses related to the sale of our MyBankoh Rewards Credit Card Portfolio and lower salaries expense. The provision for income taxes increased due to higher pretax book income.

Commercial Banking

Net income increased by $9.9 million or 11% in 2019 compared to 2018 primarily due to increases in noninterest income and net interest income. This was partially offset by an increase in noninterest expense. The increase in noninterest income was due to higher fees related to our customer interest rate swap derivative program and to higher net gains on the sale of equipment leases. The increase in net interest income was primarily due to growth in the segment’s loan and deposit portfolio. The decrease in the provision for taxes was due to the lower effective tax rate from lease early buyouts. The increase in noninterest expense was primarily due to higher allocated and operating expenses.

Investment Services and Private Banking

Net income decreased by $0.5 million or 2% in 2019 compared to 2018 primarily due to a decrease in net interest income and an increase in allocated expense. The reduction was partially offset by a decrease in noninterest expense, an increase in noninterest revenue, and a lower effective tax rate. The decrease in net interest income was primarily driven by lower earnings credits on the segment’s deposit portfolio. The decrease in noninterest expense was primarily due to a one-time charge off in 2018. The increase in noninterest revenue was driven by increased trust and shareholder service fees.

Treasury and Other

Net income decreased by $9.5 million or 63% in 2019 compared to 2018 primarily due to an increase in provision for taxes and provision for loan losses, and a decrease in noninterest income, partially offset by an increase in net interest income. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate increased to 20.96% in 2019 compared to 18.73% in 2018. The provision for loan losses in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company. The decrease in noninterest income was primarily due to a $2.8 million distribution from a low-income housing partnership in 2018. The increase in net interest income was primarily due to an increase in funding income related to lending activities and an increase in interest income from investment securities, partially offset by higher deposit funding costs.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2019
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies [3]	$0.3	2.6%	$222.1	2.9%	$—	—%	$—	—%	$222.4	2.9%	$221.1
Debt Securities Issued by States and Political Subdivisions [2]	16.2	3.1	16.3	4.5	21.9	3.5	0.1	5.6	54.5	3.7	55.1
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	2.8	21.4	2.3	0.7	2.2	—	—	22.1	2.2	22.2
Debt Securities Issued by Corporations	110.0	2.5	76.2	2.6	149.3	3.2	—	—	335.5	2.8	336.3
Mortgage-Backed Securities [3]
Residential - Government Agencies	8.6	3.6	1,028.4	2.6	127.5	2.8	—	—	1,164.5	2.6	1,172.8
Residential - U.S. Government-Sponsored Enterprises	1.1	2.4	532.9	2.7	50.3	2.4	—	—	584.3	2.6	586.8
Commercial - Government Agencies	1.1	2.6	183.0	2.8	40.2	2.6	—	—	224.3	2.7	224.7
Total Mortgage-Backed Securities	10.8	3.4	1,744.3	2.6	218.0	2.7	—	—	1,973.1	2.6	1,984.3
Total	$137.3	2.6%	$2,080.3	2.7%	$389.9	2.9%	$0.1	5.6%	$2,607.6	2.7%	$2,619.0
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274.4	2.3%	$—	—%	$—	—%	$—	—%	$274.4	2.3%	$275.7
Debt Securities Issued by States and Political Subdivisions [2]	20.4	2.4	34.4	2.6	—	—	—	—	54.8	2.5	56.0
Debt Securities Issued by Corporations	—	—	15.0	1.6	—	—	—	—	15.0	1.6	14.9
Mortgage-Backed Securities [3]
Residential - Government Agencies	34.2	2.2	698.0	2.6	335.2	3.0	—	—	1,067.4	2.7	1,075.3
Residential - U.S. Government-Sponsored Enterprises	—	4.8	1,285.6	2.8	260.8	2.6	—	—	1,546.4	2.7	1,557.9
Commercial - Government Agencies	5.9	3.7	78.4	2.4	—	—	—	—	84.3	2.5	83.1
Total Mortgage-Backed Securities	40.1	2.4	2,062.0	2.7	596.0	2.8	—	—	2,698.1	2.7	2,716.3
Total	$334.9	2.4%	$2,111.4	2.7%	$596.0	2.8%	$—	—%	$3,042.3	2.7%	$3,062.9
Total Investment Securities
As of December 31, 2019	$472.2		$4,191.7		$985.9		$0.1		$5,649.9		$5,681.9
As of December 31, 2018	$248.4		$3,012.8		$2,212.6		$30.5		$5,504.3		$5,422.0

[1]	Weighted-average yields on investment securities available-for-sale are based on amortized cost.

[2]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

[3]	Information for mortgage-backed securities and small business administration securities reflect weighted average life, including anticipated future prepayments.

The carrying value of our investment securities portfolio was $5.7 billion as of December 31, 2019, an increase of $171.3 million or 3% compared to December 31, 2018, primarily due to an increase in mortgage-backed securities. As of December 31, 2019, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.4 years.

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

In 2019, we reduced our positions in municipal debt securities and certain mortgage-backed securities as part of a portfolio repositioning. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of December 31, 2019, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of December 31, 2019, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of December 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.0 years.

Gross unrealized gains in our investment securities portfolio were $51.1 million as of December 31, 2019, and $21.2 million as of December 31, 2018. Gross unrealized losses on our temporarily impaired investment securities were $19.2 million as of December 31, 2019, and $103.5 million as of December 31, 2018. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

The Company’s corporate bond holdings as of December 31, 2019, had a fair value of $351.2 million. Of this total, $39.7 million or 11% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government. Of the remaining $311.5 million of corporate bonds, 35% were credit-rated A or better by Standard & Poor’s while all of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.
Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial
Commercial and Industrial	$1,379,152	$1,331,149	$1,279,347	$1,249,791	$1,115,168
Commercial Mortgage	2,518,051	2,302,356	2,103,967	1,889,551	1,677,147
Construction	194,170	170,061	202,253	270,018	156,660
Lease Financing	122,454	176,226	180,931	208,332	204,877
Total Commercial	4,213,827	3,979,792	3,766,498	3,617,692	3,153,852
Consumer
Residential Mortgage	3,891,100	3,673,796	3,466,773	3,163,073	2,925,605
Home Equity	1,676,073	1,681,442	1,585,455	1,334,163	1,069,400
Automobile	720,286	658,133	528,474	454,333	381,735
Other [1]	489,606	455,611	449,747	380,524	348,393
Total Consumer	6,777,065	6,468,982	6,030,449	5,332,093	4,725,133
Total Loans and Leases	$10,990,892	$10,448,774	$9,796,947	$8,949,785	$7,878,985
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $11.0 billion as of December 31, 2019. This represents a $0.5 billion or 5% increase from December 31, 2018, primarily due to growth in many of our commercial and consumer loan and lease portfolios partially offset by a decrease in lease financing.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial mortgages, construction loans, and lease financing. Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii. Commercial mortgages are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%. The commercial properties are predominantly developments such as retail centers, apartments, industrial properties, and to a lesser extent, specialized properties such as hotels. The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business. Construction loans are for the purchase or construction of a property for which repayment will be generated by the property. We classify loans as construction until the completion of the construction phase. Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category. Lease financing consists of sales-type leases and leveraged leases and are used by commercial customers to finance capital purchases. Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits.

Commercial loans and leases were $4.2 billion as of December 31, 2019, an increase of $234.0 million or 6% from December 31, 2018. Commercial mortgage loans increased by $215.7 million or 9% from December 31, 2018, primarily due to continued demand from new and existing customers as the Hawaii economy continued to be strong. Commercial and industrial loans increased by $48.0 million or 4% from December 31, 2018.  Construction loans increased by $24.1 million or 14% from December 31, 2018, primarily due to an increase in construction activity in our market, partially offset by paydowns and successful completion of existing construction projects, such as condominiums and low income housing. Lease financing decreased by $53.8 million or 31% from December 31, 2018, primarily due to two lessees exercising their early buy-out option on leveraged leases in the first and third quarter of 2019.

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

Consumer loans and leases were $6.8 billion as of December 31, 2019, an increase of $308.1 million or 5% from December 31, 2018. Residential mortgage loans increased by $217.3 million or 6% from December 31, 2018, primarily due to higher loan originations, partially offset by an increase in payoff activity. Automobile loans increased by $62.2 million or 9% from December 31, 2018 primarily driven by competitive loan programs and pricing. Other consumer loans increased by $34.0 million or 7% from December 31, 2018, primarily due to growth in our installment loans. Despite ongoing steady new production and loan demand, the home equity portfolio decreased by $5.4 million or less than 1% from December 31, 2018, as a result of increased runoff rates driven by lower mortgage rate environment.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2019
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
Commercial
Commercial and Industrial	$1,182,908	$99,884	$87,101	$9,244	$15	$1,379,152
Commercial Mortgage	2,144,627	131,425	241,531	468	—	2,518,051
Construction	194,170	—	—	—	—	194,170
Lease Financing	69,542	50,225	570	—	2,117	122,454
Total Commercial	3,591,247	281,534	329,202	9,712	2,132	4,213,827
Consumer
Residential Mortgage	3,818,529	—	71,493	1,078	—	3,891,100
Home Equity	1,636,627	122	38,999	325	—	1,676,073
Automobile	553,388	—	147,790	19,108	—	720,286
Other [3]	404,262	—	59,250	26,094	—	489,606
Total Consumer	6,412,806	122	317,532	46,605	—	6,777,065
Total Loans and Leases	$10,004,053	$281,656	$646,734	$56,317	$2,132	$10,990,892
Percentage of Total Loans and Leases	91%	2%	6%	1%	—%	100%

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

Our Hawaii loan and lease portfolio increased by $576.8 million or 6% from December 31, 2018, reflective of a stable Hawaii economy.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]			Table 10
	December 31, 2019
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$370,248	$481,796	$527,108	$1,379,152
Construction	68,953	62,302	62,915	194,170
Total	$439,201	$544,098	$590,023	$1,573,322
1 Based on contractual maturities.
2 As of December 31, 2019, loans maturing after one year consisted of $648.3 million in variable rate loans and $485.8 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2019, and December 31, 2018. As of December 31, 2019, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $272.7 million as of December 31, 2019, an increase of $41.8 million or 18% from December 31, 2018. This increase was due to a $14.3 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates. Pledged collateral increased by $11.5 million due to a lower rate environment which is included in other assets. Deferred compensation plan assets increased by $9.6 million primarily due to an increase in the executive deferred compensation plan. See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2019, and December 31, 2018.

Deposits	Table 11
	December 31,
(dollars in thousands)	2019	2018
Consumer	$8,118,494	$7,726,731
Commercial	6,324,214	6,098,186
Public and Other	1,341,774	1,202,325
Total Deposits	$15,784,482	$15,027,242

Total deposits were $15.8 billion as of December 31, 2019, a $757.2 million or 5% increase from December 31, 2018. This increase was primarily due to an increase in consumer and commercial deposits. Consumer deposits increased by $391.8 million due to an increase in core deposits and time deposits of $335.1 million and $56.7 million, respectively. Commercial deposits increased by $226.0 million or 4% due to a $305.5 million increase in core deposits offset by a $79.5 million decrease in time deposits.  In addition, public and other deposits increased by $139.4 million or 12% due to an increase in public time and demand deposits of $79.7 million and $59.7 million, respectively.

Table 12 presents the components of our savings deposits as of December 31, 2019, and December 31, 2018.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2019	2018
Money Market	$2,519,414	$1,973,979
Regular Savings	3,845,907	3,565,220
Total Savings Deposits	$6,365,321	$5,539,199

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2019	2018
Private Institutions	$600,000	$500,000
Government Entities	4,306	4,296
Total Securities Sold Under Agreements to Repurchase	$604,306	$504,296

Securities sold under agreements to repurchase as of December 31, 2019, increased by $100.0 million or 20% from December 31, 2018. This increase was primarily due to additional repurchase agreements during September 2019. As of December 31, 2019, the weighted-average maturity was 390 days for our repurchase agreements with government entities and 4.0 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.42 years.  As of December 31, 2019, and December 31, 2018, the weighted-average interest rate for repurchase agreements with government entities was 1.49% and 1.19%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2019, and December 31, 2018, was 2.68% and 3.64%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In the third quarter of 2019, we restructured 10 of our repurchase agreements with private institutions with an aggregate total purchase price of $275.0 million. These repurchase agreements were scheduled to mature in 2020 to 2021 and had a weighted-average interest rate of 4.36%. The restructuring of the agreements extended the maturity dates through July 2024 to September 2024 and lowered the weighted-average interest rate to 2.94% effective September 2019. See Note 9 and 19 to the Consolidated Financial Statements for more information.

Other Debt

Other debt was $85.6 million as of December 31, 2019, a decrease of $50.1 million or 37% from December 31, 2018. This decrease was primarily due to two FHLB advances totaling $50.0 million which matured during 2019. As of December 31, 2019, this balance was mainly comprised of $75.0 million in FHLB advances with a weighted-average interest rate of 2.42% and maturity dates during 2020. These advances were primarily for asset/liability management purposes. As of December 31, 2019, our remaining line of credit with the FHLB was $2.5 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $44.5 million as of December 31, 2019, a $4.0 million or 10% increase from December 31, 2018. Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate. The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets. The increase in retirement benefits payable was primarily due to change in discount rate.

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

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2019 Net Periodic Benefit Cost	4.41%	4.48%	$32	$(71)	$(39)	$71
Benefit Plan Obligations as of December 31, 2019	3.36%	3.42%	(2,790)	(876)	2,863	904
Estimated 2020 Net Periodic Benefit Cost	3.36%	3.42%	50	9	(59)	(11)

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency. As of December 31, 2019, December 31, 2018, and December 31, 2017, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing consists of sales-type leases and leveraged leases that are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.

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

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category. These loans are generally secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance. We offer variable rate mortgage loans with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate mortgage loans are underwritten at fully-indexed interest rates. We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization. We selectively offer interest-only mortgage loans to Private Banking clients.

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

General economic conditions in Hawaii remained stable during 2019 due to low interest rates, a relatively healthy construction sector and growing visitor arrivals. Our overall credit risk position reflects these positive economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$830	$542	$448	$151	$5,829
Commercial Mortgage	9,244	2,040	1,398	997	3,469
Total Commercial	10,074	2,582	1,846	1,148	9,298
Consumer
Residential Mortgage	4,125	5,321	9,243	13,780	14,598
Home Equity	3,181	3,671	3,991	3,147	4,081
Total Consumer	7,306	8,992	13,234	16,927	18,679
Total Non-Accrual Loans and Leases	17,380	11,574	15,080	18,075	27,977
Foreclosed Real Estate	2,737	1,356	1,040	1,686	824
Total Non-Performing Assets	$20,117	$12,930	$16,120	$19,761	$28,801

Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$10	$—	$—	$—
Total Commercial	—	10	—	—	—
Consumer
Residential Mortgage	1,839	2,446	2,703	3,127	4,453
Home Equity	4,125	2,684	1,624	1,457	1,710
Automobile	949	513	886	894	315
Other [1]	1,493	914	1,934	1,592	1,096
Total Consumer	8,406	6,557	7,147	7,070	7,574
Total Accruing Loans and Leases Past Due 90 Days or More	$8,406	$6,567	$7,147	$7,070	$7,574
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$63,103	$48,731	$55,672	$52,208	$49,430
Total Loans and Leases	$10,990,892	$10,448,774	$9,796,947	$8,949,785	$7,878,985
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.16%	0.11%	0.15%	0.20%	0.36%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.18%	0.12%	0.16%	0.22%	0.37%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.24%	0.06%	0.05%	0.03%	0.29%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.16%	0.24%	0.35%	0.41%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.26%	0.19%	0.24%	0.30%	0.46%
1 Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for 2019:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$12,930
Additions	16,321
Reductions
Payments	(2,909)
Return to Accrual Status	(3,333)
Sales of Foreclosed Real Estate	(575)
Charge-offs/Write-downs	(2,317)
Total Reductions	(9,134)
Balance at End of Year	$20,117

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

Total NPAs were $20.1 million as of December 31, 2019, an increase of $7.2 million or 56% from December 31, 2018.  The increase was experienced primarily in the commercial lending portfolio. The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.18% as of December 31, 2019, and 0.12% as of December 31, 2018.

Commercial mortgage non-accrual loans increased by $7.2 million or 353% from December 31, 2018 primarily due to two additional loans. We have individually evaluated the two commercial mortgage non-accrual loans for impairment and have recorded a cumulative charge-off of $1.6 million on one of the loans in 2019. As of December 31, 2019, the non-accrual balance in this category was comprised of three commercial mortgage borrowers. The largest component of our NPAs is now commercial mortgage loans.

Residential mortgage non-accrual loans decreased by $1.2 million or 22% from December 31, 2018 primarily due to paydowns and payoffs. In addition, two loans modified in a troubled debt restructuring (“TDR”) were returned to accrual status.  As of December 31, 2019, our residential mortgage non-accrual loans were comprised of 14 loans with a weighted average current LTV ratio of 52%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate increased by $1.4 million or 102% from December 31, 2018 primarily due to residential properties with higher outstanding balances combined with two more residential properties as of December 31, 2019.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well-secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.4 million as of December 31, 2019, a $1.8 million or 28% increase from December 31, 2018.  This increase was primarily in our home equity portfolio.

Impaired Loans

Impaired loans are defined as loans for which we believe it is probable we will not collect all amounts due according to the contractual terms of the loan agreement.  Included in impaired loans are all classes of commercial non-accruing loans (except lease financing and small business loans), all loans modified in a TDR (including accruing TDRs), and other loans where we believe that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans exclude lease financing and smaller balance homogeneous loans (consumer and small business non-accruing loans) that are collectively evaluated for impairment.  Impaired loans were $75.2 million as of December 31, 2019, and $54.6 million as of December 31, 2018, and had a related Allowance of $5.9 million as of December 31, 2019, and $4.0 million as of December 31, 2018.  The change in impaired loans was primarily due to the increase in impaired Commercial and Industrial, and Commercial Mortgage loans, which was partially offset by the decrease in impaired Residential Mortgage loans. As of December 31, 2019, we recorded cumulative net charge-offs of $9.0 million related to our total impaired loans.  Our impaired loans are considered in management’s assessment of the overall adequacy of the Allowance.

If interest due on the balances of all non-accrual loans as of December 31, 2019, had been accrued under the original terms, approximately $1.2 million in total interest income would have been recorded in 2019, compared to $0.1 million actually recorded as interest income on those loans.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial and Industrial	$21,278	$6,198
Commercial Mortgage	6,830	4,144
Construction	1,190	1,321
Total Commercial	29,298	11,663
Consumer
Residential Mortgage	17,939	19,753
Home Equity	3,085	3,359
Automobile	17,086	17,117
Other [1]	1,650	2,098
Total Consumer	39,760	42,327
Total	$69,058	$53,990
1 Comprised of other revolving credit and installment financing.

Loans modified in a TDR increased by $15.1 million from December 31, 2018. The increase was primarily due to one commercial and industrial loan modified in a TDR during the fourth quarter of 2019. Commercial and industrial loans is our largest TDR loan class. As of December 31, 2019, $63.1 million or 91% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

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

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of two components, the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”). Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at Beginning of Period	$113,515	$114,168	$110,845	$108,952	$114,575
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,122)	(1,505)	(1,408)	(865)	(954)
Commercial Mortgage	(1,616)	—	—	—	—
Consumer
Residential Mortgage	(112)	(101)	(729)	(723)	(613)
Home Equity	(900)	(665)	(995)	(1,104)	(1,330)
Automobile	(7,130)	(8,218)	(7,737)	(6,355)	(5,860)
Other [1]	(13,075)	(14,075)	(12,386)	(9,462)	(7,682)
Total Loans and Leases Charged-Off	(23,955)	(24,564)	(23,255)	(18,509)	(16,439)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,513	2,039	1,482	8,058	1,948
Commercial Mortgage	—	—	—	53	61
Construction	—	—	—	23	32
Lease Financing	—	—	3	3	132
Consumer
Residential Mortgage	1,927	807	639	1,151	1,297
Home Equity	2,339	2,001	2,681	1,776	2,489
Automobile	2,961	2,902	2,495	2,207	1,917
Other [1]	2,549	2,737	2,128	1,881	1,755
Total Recoveries on Loans and Leases Previously Charged-Off	11,289	10,486	9,428	15,152	9,631
Net Loans and Leases Charged-Off	(12,666)	(14,078)	(13,827)	(3,357)	(6,808)
Provision for Credit Losses	16,000	13,425	16,900	4,750	1,000
Provision for Unfunded Commitments	—	—	250	500	185
Balance at End of Period [2]	$116,849	$113,515	$114,168	$110,845	$108,952
Components
Allowance for Loan and Lease Losses	$110,027	$106,693	$107,346	$104,273	$102,880
Reserve for Unfunded Commitments	6,822	6,822	6,822	6,572	6,072
Total Reserve for Credit Losses	$116,849	$113,515	$114,168	$110,845	$108,952
Average Loans and Leases Outstanding	$10,688,424	$10,043,661	$9,346,828	$8,362,210	$7,423,572
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.12%	0.14%	0.15%	0.04%	0.09%
Ratio of Allowance for Loan and Lease Losses to Loans and Leases Outstanding	1.00%	1.02%	1.10%	1.17%	1.31%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

Allowance for Loan and Lease Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Loan and Lease Losses					Table 19
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial
Commercial and Industrial	$29,281	$26,408	$24,750	$22,797	$22,052
Commercial Mortgage	38,335	34,869	34,890	33,893	31,889
Construction	4,840	4,398	5,109	7,771	5,541
Lease Financing	1,345	1,199	1,073	1,219	1,232
Total Commercial	73,801	66,874	65,822	65,680	60,714
Consumer
Residential Mortgage	6,366	6,870	6,515	6,435	11,151
Home Equity	9,777	11,240	12,520	13,442	13,118
Automobile	9,269	11,576	10,940	9,763	8,516
Other [1]	10,814	10,133	11,549	8,953	9,381
Total Consumer	36,226	39,819	41,524	38,593	42,166
Total Allocation of Allowance for Loan and Lease Losses	$110,027	$106,693	$107,346	$104,273	$102,880

	December 31,
	2019		2018		2017		2016		2015
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	2.12%	12.55%	1.98%	12.74%	1.93%	13.06%	1.82%	13.96%	1.98%	14.15%
Commercial Mortgage	1.52	22.91	1.51	22.03	1.66	21.48	1.79	21.11	1.90	21.29
Construction	2.49	1.77	2.59	1.63	2.53	2.06	2.88	3.02	3.54	1.99
Lease Financing	1.10	1.11	0.68	1.69	0.59	1.85	0.59	2.33	0.60	2.60
Total Commercial	1.75	38.34	1.68	38.09	1.75	38.45	1.82	40.42	1.93	40.03
Consumer
Residential Mortgage	0.16	35.40	0.19	35.16	0.19	35.39	0.20	35.34	0.38	37.13
Home Equity	0.58	15.25	0.67	16.09	0.79	16.18	1.01	14.91	1.23	13.57
Automobile	1.29	6.55	1.76	6.30	2.07	5.39	2.15	5.08	2.23	4.85
Other [1]	2.21	4.46	2.22	4.36	2.57	4.59	2.35	4.25	2.69	4.42
Total Consumer	0.53	61.66	0.62	61.91	0.69	61.55	0.72	59.58	0.89	59.97
Total	1.00%	100.00%	1.02%	100.00%	1.10%	100.00%	1.17%	100.00%	1.31%	100.00%
1 Comprised of other revolving credit, installment, and lease financing.

As of December 31, 2019, the Allowance was $110.0 million or 1.00% of total loans and leases outstanding, compared with an Allowance of $106.7 million or 1.02% of total loans and leases outstanding as of December 31, 2018.  The level of the Allowance was commensurate with the Company’s stable credit risk profile, loan portfolio growth and composition, and a stable Hawaii economy.

Net charge-offs of loans and leases were $12.7 million or 0.12% of total average loans and leases in 2019 compared to $14.1 million or 0.14% of total average loans and leases in 2018. Net charge-offs in our consumer portfolios were $11.4 million in 2019 compared to $14.6 million in 2018. This decrease was primarily reflected in our automobile portfolio and residential mortgage portfolio. Net charge-offs in our commercial portfolios were $1.2 million in 2019 compared to net recoveries of $0.5 million in 2018. This increase was primarily reflected in our commercial mortgage portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2019, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment increased by $6.9 million or 10% from December 31, 2018. This increase was primarily due to a $3.5 million increase in the Allowance allocated to the commercial mortgage portfolio and a $2.9 million increase in the Allowance allocated to the commercial and industrial portfolio due to loan growth.
The allocation of the Allowance to our consumer portfolio segment decreased by $3.6 million or 9% from December 31, 2018. The decrease was primarily due to a $2.3 million decrease in the Allowance allocated to the automobile portfolio and a $1.5 million decrease in the Allowance allocated to our home equity portfolio which is consistent with current asset quality metrics and economic conditions.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.
Reserve for Unfunded Commitments

The Unfunded Reserve was $6.8 million as of December 31, 2019, and December 31, 2018. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities. The carrying value of our municipal debt securities was $109.9 million as of December 31, 2019, and $798.6 million as of December 31, 2018. We also maintained investments in corporate bonds with a carrying value of $351.3 million as of December 31, 2019, and $320.4 million as of December 31, 2018. We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations. This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

Our use of derivative financial instruments exposes the Company to counterparty credit risk. See Note 17 to the Consolidated Financial Statements for more information.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2019, and December 31, 2018, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2019, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of December 31, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2019, was more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2018. Year-over-year asset sensitivity increased due to faster forecasted prepayments for mortgage-related assets due to the lower rate environment, higher liquidity, as well as higher balances in mortgage-backed securities and in floating rate commercial mortgage loans.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2019		December 31, 2018
Gradual Change in Interest Rates (basis points)
+200	$17,560	3.4%	$11,014	2.2%
+100	8,869	1.7	5,673	1.1
-100	(9,311)	(1.8)	(6,289)	(1.2)
Immediate Change in Interest Rates (basis points)
+200	$41,827	8.2%	$23,309	4.6%
+100	23,594	4.6	12,517	2.5
-100	(30,034)	(5.9)	(17,665)	(3.5)

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

Liquidity Risk Management

The objective of our liquidity risk management process is to manage cash flow and liquidity in an effort to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancings, deposit balance changes, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and regularly monitor our liquidity position in light of the changing economic environment and customer activity.  Based on ongoing liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB.  Our held-to-maturity securities, while not intended for sale, may also be utilized in repurchase agreements to obtain funding. Our core deposits have historically provided us with a long-term source of stable and relatively low cost source of funding.  Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of December 31, 2019, we could have borrowed an additional $2.5 billion from the FHLB and an additional $533.5 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2019. As of December 31, 2019, cash and cash equivalents were $558.7 million, the carrying value of our available-for-sale investment securities was $2.6 billion, and total deposits were $15.8 billion. As of December 31, 2019, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.98 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of December 31, 2019, the Company’s capital levels remained characterized as “well-capitalized.” The Company’s regulatory capital ratios are presented in Table 21 below. There have been no conditions or events since December 31, 2019, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of December 31, 2019, shareholders’ equity was $1.3 billion, an increase of $18.6 million or 1% from December 31, 2018. Earnings for 2019 of $225.9 million, common stock issuances of $7.6 million, and share-based compensation of $8.3 million were offset by cash dividends paid of $105.5 million, common stock repurchases of $137.6 million, and other comprehensive income of $19.9 million. In 2019, included in the amount of common stock repurchased were 1,642,998 shares repurchased under our share repurchase program. These shares were repurchased at an average cost per share of $81.98 and a total cost of $134.7 million. From the beginning of our share repurchase program in July 2001 through December 31, 2019, we repurchased a total of 56.9 million shares of common stock and returned a total of nearly $2.3 billion to our shareholders at an average cost of $40.38 per share.

In January 2020, the Parent’s Board of Directors increased the authorization under the share repurchase program by an additional $100.0 million. From January 1, 2020 through February 14, 2020, the Parent repurchased an additional 114,358 shares of common stock at an average cost of $92.63 per share and a total cost of $10.6 million. Remaining buyback authority was $116.4 million as of February 14, 2020. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2020, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares. The dividend will be payable on March 13, 2020 to shareholders of record at the close of business on February 28, 2020.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Change in Shareholders' Equity
Net Income	$225,913	$219,602	$184,672	$181,461	$160,704
Cash Dividends Paid	(105,478)	(98,496)	(87,066)	(81,157)	(78,367)
Dividend Reinvestment Program	5,039	4,689	4,360	4,271	4,316
Common Stock Repurchased	(137,649)	(91,988)	(47,076)	(61,807)	(52,981)
Other[1]	30,807	2,525	15,441	2,509	27,502
Increase in Shareholders' Equity	$18,632	$36,332	$70,331	$45,277	$61,174

Regulatory Capital
Shareholders' Equity	$1,286,832	$1,268,200	$1,231,868	$1,161,537	$1,116,260
Less: Goodwill	28,718	28,718	28,718	27,413	27,416
Postretirement Benefit Liability Adjustments	(38,757)	(36,010)	(27,715)	(28,892)	(28,860)
Net Unrealized Gains (Losses) on Investment Securities	7,645	(15,033)	(7,000)	(5,014)	5,304
Other	(198)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,289,424	1,290,723	1,238,063	1,168,228	1,112,598
Tier 1 Capital	1,289,424	1,290,723	1,238,063	1,168,228	1,112,598
Allowable Reserve for Credit Losses	116,849	113,515	114,168	110,300	99,647
Total Regulatory Capital	$1,406,273	$1,404,238	$1,352,231	$1,278,528	$1,212,245

Risk-Weighted Assets	$10,589,061	$9,878,904	$9,348,296	$8,823,485	$7,962,484

Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.18%	13.07%	13.24%	13.24%	13.97%
Tier 1 Capital Ratio	12.18	13.07	13.24	13.24	13.97
Total Capital Ratio	13.28	14.21	14.46	14.49	15.22
Tier 1 Leverage Ratio	7.25	7.60	7.26	7.21	7.26
1 Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, and common stock issuances under share-based compensation and related tax benefits.

Regulatory Initiatives Affecting the Banking Industry

Basel III

Under final FRB and FDIC approved rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks minimum requirements increased for both the quantity and quality of capital held by the Company. The Basel III capital standards substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the definitions and the components of Tier 1 capital and Total Capital, the method of evaluating risk-weighted assets, institution of a capital conservation buffer, and other matters affecting regulatory capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules.

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019. As of December 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

Contractual Obligations

Our contractual obligations as of December 31, 2019, were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Deposits with No Stated Maturity	$13,982,051	$—	$—	$—	$13,982,051
Time Deposits	1,425,438	333,597	38,128	5,268	1,802,431
Securities Sold Under Agreements to Repurchase	3,816	225,000	325,490	50,000	604,306
Other Debt	75,000	—	—	—	75,000
Banker’s Acceptances Outstanding	1,364	—	—	—	1,364
Finance Lease Obligations	825	1,650	1,650	23,105	27,230
Non-Cancelable Operating Leases	12,003	21,844	17,922	100,180	151,949
Purchase Obligations	17,542	21,631	8,754	—	47,927
Affordable Housing Commitments	14,286	5,389	110	1,485	21,270
Pension and Postretirement Benefit Contributions [2]	1,454	2,964	3,191	9,800	17,409
Total Contractual Obligations	$15,533,779	$612,075	$395,245	$189,838	$16,730,937

[1]
Our liability for UTBs as of December 31, 2019, was $6.1 million. We were unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in this disclosure.

2	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement benefit plan.

Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the above table (see Note 20 to the Consolidated Financial Statements for more information). Our non-cancelable operating leases and finance lease obligations are primarily related to branch premises, equipment, and a portion of the Company’s headquarters’ building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates.

See discussion of credit, lease, and other contractual commitments in Note 20 and Note 23 to the Consolidated Financial Statements.

Future Application of Accounting Pronouncements

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). CECL will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL approach will not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the standard in the first quarter of 2020. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is finalizing implementation efforts through its Company-wide implementation team. The team has worked with an advisory consultant and has finalized and documented the methodologies that will be utilized. The team is currently finalizing controls, processes, policies, and disclosures and has completed full end-to-end parallel runs. Based on the Company’s portfolio composition as of December 31, 2019, and current expectations of future economic conditions, the reserve for credit losses is expected to decrease by 2% to 7% upon the January 1, 2020, adoption date (i.e., day-one). The allowance for commercial loans is expected to decrease while the allowance for consumer loans is expected to increase. The Company does not expect to record a material allowance for AFS or HTM debt securities as the investment portfolio consists primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal. The Company continues to finalize its day-one adjustment and will record the after-tax impact as a cumulative-effect adjustment to retained earnings as of January 1, 2020. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The Company made the accounting policy elections not to measure an allowance for credit losses on accrued interest receivable, to write-off accrued interest amounts by reversing interest income, and to present accrued interest receivable separately from the related financial asset on the statements of financial condition. The amendments to Topic 326 have the same effective dates as ASU 2016-13 (i.e., the first quarter of 2020). The financial statement impact in regards to the amendments to Topic 326 are incorporated within ASU 2016-13 mentioned above. With respect to Topic 825, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019, and are not expected to have a material impact on the Company’s Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements regarding the 2019 partial adoption of ASU 2019-04, Topic 815 for more information.

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

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU requires entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit-deteriorated (“PCD”) financial assets. It also provides transition relief related to TDRs, allows entities to exclude accrued interest amounts from certain required disclosures and clarifies the requirements for applying the collateral maintenance practical expedient. ASU 2019-11 has the same effective dates as ASU 2016-13 (i.e., the first quarter of 2020) and did not have a material impact to the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, early adoption is permitted. The Company is currently evaluating the ASU to determine any potential impact to the Company’s Consolidated Financial Statements.

See Note 1 to the Consolidated Financial Statements for the accounting standards adopted in 2019.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2019 and 2018.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2019				2018
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$145,101	$148,083	$148,571	$145,642	$143,018	$139,424	$135,585	$132,146
Interest Expense	21,216	23,187	24,474	20,805	19,045	16,497	15,089	13,190
Net Interest Income	123,885	124,896	124,097	124,837	123,973	122,927	120,496	118,956
Provision for Credit Losses	4,750	4,250	4,000	3,000	2,000	3,800	3,500	4,125
Investment Securities Gains (Losses), Net	(906)	(1,469)	(776)	(835)	(841)	(729)	(1,702)	(666)
Noninterest Income	48,608	47,976	46,226	44,514	42,949	42,211	43,000	44,701
Noninterest Expense	93,096	100,349	92,725	93,057	95,911	90,538	90,791	94,384
Income Before Provision for Income Taxes	73,741	66,804	72,822	72,459	68,170	70,071	67,503	64,482
Provision for Income Taxes	15,598	14,752	15,903	13,660	14,259	13,138	12,785	10,442
Net Income	$58,143	$52,052	$56,919	$58,799	$53,911	$56,933	$54,718	$54,040

Per Common Share
Basic Earnings Per Share	$1.46	$1.30	$1.40	$1.44	$1.30	$1.37	$1.31	$1.29
Diluted Earnings Per Share	$1.45	$1.29	$1.40	$1.43	$1.30	$1.36	$1.30	$1.28
Dividends Declared Per Share	$0.67	$0.65	$0.65	$0.62	$0.62	$0.60	$0.60	$0.52

Performance Ratios
Net Income to Average Total Assets (ROA)	1.29%	1.17%	1.31%	1.38%	1.26%	1.33%	1.30%	1.29%
Net Income to Average Shareholders’ Equity (ROE)	17.84	16.02	17.97	18.81	17.05	18.06	17.68	17.74
Efficiency Ratio [1]	54.26	58.55	54.69	55.22	57.75	55.07	56.12	57.91
Net Interest Margin [2]	2.95	3.01	3.04	3.12	3.10	3.07	3.04	3.00

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

[2]	The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2019 was $58.1 million, an increase of $4.2 million or 8% compared to the fourth quarter of 2018. Diluted earnings per share were $1.45 for the fourth quarter of 2019, an increase of $0.15 or 12% compared to the fourth quarter of 2018.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2019 was $124.2 million, a decrease of $1.0 million or 1% compared to the fourth quarter of 2018. The decrease was primarily due to higher rates paid on our interest-bearing deposits. Net interest margin was 2.95% for the fourth quarter of 2019, a decrease of 15 basis points compared to the fourth quarter of 2018, primarily due to lower yields in our investment securities and loans portfolio.

Provision for Credit Losses

We recorded a Provision of $4.8 million in the fourth quarter of 2019 compared to a Provision of $2.0 million recorded in the fourth quarter of 2018, while recording net charge-offs of loans and leases of $3.7 million and $4.0 million in the fourth quarters of 2019 and 2018, respectively. The Provision recorded was based on our internal calculation and judgment that the allowance for loan and lease losses should be $110.0 million as of December 31, 2019.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $48.6 million in the fourth quarter of 2019, an increase of $5.7 million or 13% compared to the fourth quarter of 2018. This increase was primarily due to an increase in net gain on sale of leased assets of $3.2 million, and mortgage banking income increased by $1.4 million due to increased sales and margins on sales of conforming saleable loans from current production. In addition, fees for our customer interest rate swap derivatives increased by $0.9 million.

Noninterest Expense

Noninterest expense was $93.1 million in the fourth quarter of 2019, a decrease of $2.8 million or 3% compared to the fourth quarter of 2018. Salaries and benefit expense decreased by $3.2 million primarily due to a $2.4 million decrease in expenses related to our self-insured medical plans, and a $0.9 million decrease in separation expense. These decreases were partially offset by a $0.9 million increase in increase in professional services primarily in our finance division.

Provision for Income Taxes

The provision for income taxes was $15.6 million in the fourth quarter of 2019, an increase of $1.3 million or 9% compared to the fourth quarter of 2018. The effective tax rate for the fourth quarter of 2019 was 21.15% compared with an effective tax rate of 20.92% for the fourth quarter of 2018.

Common Stock Repurchase Program

In the fourth quarter of 2019, we repurchased 336,172 shares of our common stock under our share repurchase program at an average cost per share of $89.11 and a total cost of $30.0 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan and Lease Losses
Description of the Matter
At December 31, 2019, the Company’s loan portfolio and associated allowance for loan and lease losses (the Allowance) totaled $11.0 billion and $110.0 million, respectively. The commercial loan portfolio segment totaled $4.2 billion and the associated allowance for loan and lease losses for the commercial loan portfolio segment was $73.8 million. As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan and lease losses related to the Company’s commercial loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

Auditing the Company’s Allowance involved a high degree of subjectivity due to the judgment involved in management’s determination of commercial loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan and lease losses for the commercial loan portfolio segment.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the Allowance and evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to the measurement of the Allowance. We tested controls over management’s review of commercial loan credit risk ratings, the data inputs utilized in the Allowance calculation, management’s identification and review of the qualitative factor adjustments related to the loan and lease losses for the commercial loan portfolio segment, and management’s review and approval process over the final determination of the Allowance.

To test the commercial loan credit risk ratings and the identification and measurement of qualitative factor adjustments included in management’s estimate of the allowance for loan and lease losses for the commercial loan portfolio segment, we evaluated the Allowance methodology used, including management’s consideration of the individual commercial loan portfolio segments (i.e., commercial and industrial, commercial mortgage, construction and lease financing), and tested the completeness and accuracy of data from underlying systems and the data warehouse that was used in both the determination of credit risk ratings and qualitative factor adjustments. We performed procedures on a sample of commercial loans to test the Company’s credit risk ratings by comparing key attributes used in the determination of the credit risk rating to supporting documentation such as borrowers’ financial statements, underlying collateral, financial health of the guarantor and loan payment history. We further evaluated management’s assessment of the qualitative factor adjustments by obtaining an understanding of the basis for and any changes in underlying qualitative factor adjustments and giving consideration to prior period qualitative factor adjustments and other information available within the Company and from external sources focusing on both corroborating and any contrary evidence.

We also evaluated the overall Allowance amount to determine whether the amount appropriately reflected losses probable in the loan portfolio as of the balance sheet date. We reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s year-end measurement of the Allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.
Honolulu, Hawaii
March 2, 2020

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017
Interest Income
Interest and Fees on Loans and Leases	$439,012	$410,597	$370,441
Income on Investment Securities
Available-for-Sale	62,174	50,152	46,772
Held-to-Maturity	81,616	84,310	81,740
Deposits	41	34	15
Funds Sold	3,553	3,723	3,882
Other	1,001	1,357	944
Total Interest Income	587,397	550,173	503,794
Interest Expense
Deposits	68,374	41,143	22,332
Securities Sold Under Agreements to Repurchase	17,522	18,519	19,592
Funds Purchased	840	609	123
Short-Term Borrowings	38	145	64
Other Debt	2,908	3,405	4,445
Total Interest Expense	89,682	63,821	46,556
Net Interest Income	497,715	486,352	457,238
Provision for Credit Losses	16,000	13,425	16,900
Net Interest Income After Provision for Credit Losses	481,715	472,927	440,338
Noninterest Income
Trust and Asset Management	44,233	43,877	45,430
Mortgage Banking	13,686	8,437	12,949
Service Charges on Deposit Accounts	30,074	28,811	32,575
Fees, Exchange, and Other Service Charges	57,893	57,482	54,845
Investment Securities Gains (Losses), Net	(3,986)	(3,938)	10,430
Annuity and Insurance	6,934	5,822	6,858
Bank-Owned Life Insurance	7,015	7,199	6,517
Other	27,489	21,233	15,813
Total Noninterest Income	183,338	168,923	185,417
Noninterest Expense
Salaries and Benefits	216,106	213,208	203,729
Net Occupancy	33,800	34,742	32,536
Net Equipment	29,295	23,852	22,078
Data Processing	18,757	17,846	15,483
Professional Fees	10,071	9,992	11,681
FDIC Insurance	5,192	7,732	8,666
Other	66,006	64,252	63,518
Total Noninterest Expense	379,227	371,624	357,691
Income Before Provision for Income Taxes	285,826	270,226	268,064
Provision for Income Taxes	59,913	50,624	83,392
Net Income	$225,913	$219,602	$184,672
Basic Earnings Per Share	$5.59	$5.26	$4.37
Diluted Earnings Per Share	$5.56	$5.23	$4.33
Dividends Declared Per Share	$2.59	$2.34	$2.04
Basic Weighted Average Shares	40,384,328	41,714,770	42,280,931
Diluted Weighted Average Shares	40,649,570	41,999,399	42,607,057
The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net Income	$225,913	$219,602	$184,672
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	22,677	(6,525)	(1,986)
Defined Benefit Plans	(2,746)	(2,326)	1,177
Other Comprehensive Income (Loss)	19,931	(8,851)	(809)
Comprehensive Income	$245,844	$210,751	$183,863

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition

(dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Interest-Bearing Deposits in Other Banks	$4,979	$3,028
Funds Sold	254,574	198,860
Investment Securities
Available-for-Sale	2,619,003	2,007,942
Held-to-Maturity (Fair Value of $3,062,882 and $3,413,994)	3,042,294	3,482,092
Loans Held for Sale	39,062	10,987
Loans and Leases	10,990,892	10,448,774
Allowance for Loan and Lease Losses	(110,027)	(106,693)
Net Loans and Leases	10,880,865	10,342,081
Total Earning Assets	16,840,777	16,044,990
Cash and Due From Banks	299,105	324,081
Premises and Equipment, Net	188,388	151,837
Operating Lease Right-of-Use Assets	100,838	—
Accrued Interest Receivable	46,476	51,230
Foreclosed Real Estate	2,737	1,356
Mortgage Servicing Rights	25,022	24,310
Goodwill	31,517	31,517
Bank-Owned Life Insurance	287,962	283,771
Other Assets	272,674	230,882
Total Assets	$18,095,496	$17,143,974

Liabilities
Deposits
Noninterest-Bearing Demand	$4,489,525	$4,739,596
Interest-Bearing Demand	3,127,205	3,002,925
Savings	6,365,321	5,539,199
Time	1,802,431	1,745,522
Total Deposits	15,784,482	15,027,242
Short-Term Borrowings	—	199
Securities Sold Under Agreements to Repurchase	604,306	504,296
Other Debt	85,565	135,643
Operating Lease Liabilities	108,210	—
Retirement Benefits Payable	44,504	40,494
Accrued Interest Payable	8,040	8,253
Taxes Payable and Deferred Taxes	16,085	19,736
Other Liabilities	157,472	139,911
Total Liabilities	16,808,664	15,875,774
Commitments, Contingencies, and Guarantees (Note 20 and Note 23)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2019 - 58,166,910 / 40,039,695 and December 31, 2018 - 58,063,689 / 41,499,898)	579	577
Capital Surplus	582,566	571,704
Accumulated Other Comprehensive Loss	(31,112)	(51,043)
Retained Earnings	1,761,415	1,641,314
Treasury Stock, at Cost (Shares: December 31, 2019 - 18,127,215 and December 31, 2018 - 16,563,791)	(1,026,616)	(894,352)
Total Shareholders’ Equity	1,286,832	1,268,200
Total Liabilities and Shareholders’ Equity	$18,095,496	$17,143,974

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre-hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2016	42,635,978	$576	$551,628	$(33,906)	$1,415,440	$(772,201)	$1,161,537
Net Income	—	—	—	—	184,672	—	184,672
Other Comprehensive Loss	—	—	—	(809)	—	—	(809)
Share-Based Compensation	—	—	7,369	—	—	—	7,369
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	337,091	—	2,164	—	(828)	11,905	13,241
Common Stock Repurchased	(571,626)	—	—	—	—	(47,076)	(47,076)
Cash Dividends Declared ($2.04 per share)	—	—	—	—	(87,066)	—	(87,066)
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868

Net Income	—	—	—	—	219,602	—	219,602
Other Comprehensive Loss	—	—	—	(8,851)	—	—	(8,851)
Reclassification of the Income Tax Effects of the
Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	8,146	—	—	—	8,146
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	219,210	1	2,397	—	513	5,008	7,919
Common Stock Repurchased	(1,120,755)	—	—	—	—	(91,988)	(91,988)
Cash Dividends Declared ($2.34 per share)	—	—	—	—	(98,496)	—	(98,496)
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200

Net Income	—	—	—	—	225,913	—	225,913
Other Comprehensive Income	—	—	—	19,931	—	—	19,931
Share-Based Compensation	—	—	8,337	—	—	—	8,337
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	212,924	2	2,525	—	(334)	5,385	7,578
Common Stock Repurchased	(1,673,127)	—	—	—	—	(137,649)	(137,649)
Cash Dividends Declared ($2.59 per share)	—	—	—	—	(105,478)	—	(105,478)
Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Operating Activities
Net Income	$225,913	$219,602	$184,672
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	16,000	13,425	16,900
Depreciation and Amortization	17,268	14,389	13,048
Amortization of Deferred Loans and Leases (Fees) Costs, Net	476	(372)	(1,031)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	20,683	32,966	39,186
Amortization of Operating Lease Right-of-Use-Assets	12,616	—	—
Share-Based Compensation	8,337	8,146	7,369
Benefit Plan Contributions	(1,926)	(1,749)	(11,454)
Deferred Income Taxes	(15,415)	(6,274)	4,177
Gains on Sale of Premises and Equipment	(558)	—	—
Net Gains on Sales of Loans and Leases	(10,357)	(3,834)	(6,780)
Net (Gains) Losses on Investment Securities	3,986	3,938	(10,430)
Proceeds from Sales of Loans Held for Sale	487,436	275,943	323,784
Originations of Loans Held for Sale	(510,909)	(267,066)	(326,195)
Net Tax Benefits from Share-Based Compensation	727	993	2,521
Net Change in Other Assets and Other Liabilities	(20,039)	27,815	(60,622)
Net Cash Provided by Operating Activities	234,238	317,922	175,145

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,873,700	358,244	365,239
Purchases	(1,456,901)	(166,915)	(427,061)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	794,157	853,635	882,748
Purchases	(1,380,430)	(419,640)	(995,076)
Net Change in Loans and Leases	(550,533)	(664,692)	(954,984)
Proceeds from Sales of Loans	—	—	137,717
Premises and Equipment, Net	(53,900)	(35,300)	(30,470)
Proceeds from Sale of Premises and Equipment	639	—	—
Net Cash Used in Investing Activities	(773,268)	(74,668)	(1,021,887)

Financing Activities
Net Change in Deposits	757,241	143,273	563,728
Net Change in Short-Term Borrowings	99,811	(798)	(27,701)
Proceeds from Other Debt	—	50,000	—
Repayments of Other Debt	(50,078)	(175,000)	—
Proceeds from Issuance of Common Stock	7,872	7,873	13,101
Repurchase of Common Stock	(137,649)	(91,988)	(47,076)
Cash Dividends Paid	(105,478)	(98,496)	(87,066)
Net Cash Provided by (Used in) Financing Activities	571,719	(165,136)	414,986

Net Change in Cash and Cash Equivalents	32,689	78,118	(431,756)
Cash and Cash Equivalents at Beginning of Period	525,969	447,851	879,607
Cash and Cash Equivalents at End of Period	$558,658	$525,969	$447,851
Supplemental Information
Cash Paid for Interest	$89,894	$62,515	$44,945
Cash Paid for Income Taxes	58,152	42,475	67,883
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	106,514	—	—
Initial Recognition of Operating Lease Liabilities	113,394	—	—
Transfer from Loans to Foreclosed Real Estate	2,070	2,693	2,559
Transfers from Loans to Loans Held for Sale	—	—	86,625

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

Unfunded commitments to fund these low-income housing partnerships were $21.3 million and $15.2 million as of December 31, 2019, and December 31, 2018, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $84.6 million and $85.9 million as of December 31, 2019, and December 31, 2018, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities as of December 31, 2019 or December 31, 2018. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Other-Than-Temporary-Impairments of Investment Securities

The Company conducts an other-than-temporary-impairment (“OTTI”) analysis of investment securities on a quarterly basis or more often if a potential loss-triggering event occurs. A write-down of a debt security is recorded when fair value is below amortized cost in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. To determine the amount related to credit loss on a debt security, the Company applies a methodology similar to that used for evaluating the impairment of loans. As of December 31, 2019, management determined that the Company did not own any investment securities that were other-than-temporarily-impaired.

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

The Company’s lease financing arrangements, excluding leveraged leases, primarily consist of equipment and automobile leases. These lease arrangments are classified as sales-type leases despite not receiving a selling profit at lease inception. Sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income. Leveraged leases are carried net of non-recourse debt. Unearned income on sales-type and leveraged leases is amortized over the lease term by methods that approximate the interest method. Residual values on leased assets are periodically reviewed for impairment.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan and lease losses (the “Allowance”). Management has determined that the Company has two portfolio segments of loans and leases (commercial and consumer) in determining the Allowance. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the Allowance for the Company. Classes of loans and leases are a disaggregation of a Company’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (commercial and industrial, commercial mortgage, construction, lease financing, residential mortgage, home equity, automobile, and other). The “other” class of loans and leases is comprised of revolving credit, installment, and consumer lease financing arrangements.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed. Prior to 2017, the goodwill impairment test was a two-step test. The first step compared the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit was less than the carrying value, the second step was required to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. In 2017, the Company elected to early adopt ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removed Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remained largely unchanged. Subsequent reversals of goodwill impairment are prohibited. For the year ended December 31, 2019, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business. As of December 31, 2019, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred. Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate. In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $6.1 million for the year ended December 31, 2019, and $6.0 million for the years ended December 31, 2018, and December 31, 2017.

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

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 23 Leases for more information.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not currently utilize hedge accounting. As such, ASU No. 2017-12 did not impact the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019, for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019, and elected both transition options mentioned above. ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2018, the FASB issued ASU No. 2018-20, “Narrow-Scope Improvements for Lessors.” ASU 2018-20 (1) allows lessors to make an accounting policy election of presenting sales taxes and other similar taxes collected from lessees on a net basis, (2) requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense, and (3) clarifies that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new leases standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The Company adopted ASU 2018-20 on its required effective date of January 1, 2019, and elected to present sales taxes and other similar taxes collected from lessees on a net basis as described in (1) above. ASU 2018-20 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12. The Company elected to early adopt the amendments to Topic 815 in June 2019. See Note 3 Investment Securities for more information regarding the impact of the transfer of certain HTM debt securities to AFS. The amendments to Topics 326 and 825 are effective for interim and annual reporting periods beginning after December 15, 2019.

Note 2.  Restrictions on Cash and Cash and Cash Equivalents

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts. The Bank’s average required reserve balances were $68.4 million and $72.3 million as of December 31, 2019, and December 31, 2018, respectively.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Interest-Bearing Deposits in Other Banks	$4,979	$3,028
Funds Sold	254,574	198,860
Cash and Due From Banks	299,105	324,081
Total Cash and Cash Equivalents	$558,658	$525,969

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2019, December 31, 2018, and December 31, 2017, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882

December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

December 31, 2017
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$424,912	$2,053	$(1,035)	$425,930
Debt Securities Issued by States and Political Subdivisions	618,167	9,894	(1,042)	627,019
Debt Securities Issued by Corporations	268,003	199	(2,091)	266,111
Mortgage-Backed Securities:
Residential - Government Agencies	233,268	3,129	(1,037)	235,360
Residential - U.S. Government-Sponsored Enterprises	619,795	420	(10,403)	609,812
Commercial - Government Agencies	71,999	—	(3,252)	68,747
Total Mortgage-Backed Securities	925,062	3,549	(14,692)	913,919
Total	$2,236,144	$15,695	$(18,860)	$2,232,979
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$375,074	$18	$(1,451)	$373,641
Debt Securities Issued by States and Political Subdivisions	238,504	9,125	—	247,629
Debt Securities Issued by Corporations	119,635	123	(1,591)	118,167
Mortgage-Backed Securities:
Residential - Government Agencies	2,229,985	9,975	(37,047)	2,202,913
Residential - U.S. Government-Sponsored Enterprises	763,312	911	(11,255)	752,968
Commercial - Government Agencies	201,660	797	(3,654)	198,803
Total Mortgage-Backed Securities	3,194,957	11,683	(51,956)	3,154,684
Total	$3,928,170	$20,949	$(54,998)	$3,894,121

As mentioned in Note 1 the FASB issued ASU No. 2019-04 in April 2019. In June 2019, the Company elected to early adopt the amendments to Topic 815, Derivatives and Hedging, which allowed the Company a one-time reclassification of certain prepayable debt securities from HTM to AFS. On June 10, 2019, prepayable debt securities with a carrying value of $1.0 billion and a net unrealized gain of $3.1 million were transferred from held-to-maturity to available-for-sale. The reclassified securities consisted of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, municipal debt securities, and corporate debt securities.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2019. Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$126,483	$126,672
Due After One Year Through Five Years	114,822	114,858
Due After Five Years Through Ten Years	171,950	173,137
Due After Ten Years	51	52
	413,306	414,719

Debt Securities Issued by Government Agencies	221,220	219,977
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	586,761
Commercial - Government Agencies	224,372	224,720
Total Mortgage-Backed Securities	1,973,110	1,984,307
Total	$2,607,636	$2,619,003

Held-to-Maturity:
Due in One Year or Less	$294,760	$296,286
Due After One Year Through Five Years	49,401	50,261
	344,161	346,547
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	1,557,872
Commercial - Government Agencies	84,238	83,148
Total Mortgage-Backed Securities	2,698,133	2,716,335
Total	$3,042,294	$3,062,882

Investment securities with carrying values of $2.6 billion, $2.3 billion, $2.4 billion as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

(dollars in thousands)	2019	2018	2017
Gross Gains on Sales of Investment Securities	$7,810	$—	$12,467
Gross Losses on Sales of Investment Securities	(11,796)	(3,938)	(2,037)
Net Gains (Losses) on Sales of Investment Securities	$(3,986)	$(3,938)	$10,430

The gross gains and losses on sales of investment securities during the year ended December 31, 2019, included sales of AFS municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning. In addition, fees paid to the counterparties of our prior Visa Class B share sale transactions which are expensed as incurred also contributed to the losses during the year ended December 31, 2019, December 31, 2018, and December 31, 2017. In addition, losses during the year ended December 31, 2019, and December 31, 2018, included $0.5 million and $1.0 million, respectively, related to a change in the Visa Class B conversion ratio.

The Company’s investment securities in an unrealized loss position, segregated by continuous length of impairment, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$65,479	$(188)	$101,761	$(1,259)	$167,240	$(1,447)
Debt Securities Issued by States and Political Subdivisions	6,788	(14)	440	—	7,228	(14)
Debt Securities Issued by Corporations	25,892	(326)	74,693	(307)	100,585	(633)
Mortgage-Backed Securities:
Residential - Government Agencies	119,271	(526)	170,805	(2,741)	290,076	(3,267)
Residential - U.S. Government-Sponsored Enterprises	187,861	(816)	73,720	(1,058)	261,581	(1,874)
Commercial - Government Agencies	59,826	(319)	52,965	(2,222)	112,791	(2,541)
Total Mortgage-Backed Securities	366,958	(1,661)	297,490	(6,021)	664,448	(7,682)
Total	$465,117	$(2,189)	$474,384	$(7,587)	$939,501	$(9,776)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$39,984	$(31)	$39,984	$(31)
Debt Securities Issued by Corporations	4,416	(15)	10,421	(123)	14,837	(138)
Mortgage-Backed Securities:
Residential - Government Agencies	88,061	(422)	255,816	(4,926)	343,877	(5,348)
Residential - U.S. Government-Sponsored Enterprises	340,453	(909)	156,018	(1,569)	496,471	(2,478)
Commercial - Government Agencies	10,529	(19)	52,052	(1,388)	62,581	(1,407)
Total Mortgage-Backed Securities	439,043	(1,350)	463,886	(7,883)	902,929	(9,233)
Total	$443,459	$(1,365)	$514,291	$(8,037)	$957,750	$(9,402)

December 31, 2018
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$157,058	$(964)	$173,763	$(1,613)	$330,821	$(2,577)
Debt Securities Issued by States and Political Subdivisions	38,138	(59)	156,772	(972)	194,910	(1,031)
Debt Securities Issued by Corporations	59,770	(231)	163,371	(1,626)	223,141	(1,857)
Mortgage-Backed Securities:
Residential - Government Agencies	6,299	(10)	19,011	(919)	25,310	(929)
Residential - U.S. Government-Sponsored Enterprises	—	—	473,380	(12,563)	473,380	(12,563)
Commercial - Government Agencies	—	—	59,380	(4,484)	59,380	(4,484)
Total Mortgage-Backed Securities	6,299	(10)	551,771	(17,966)	558,070	(17,976)
Total	$261,265	$(1,264)	$1,045,677	$(22,177)	$1,306,942	$(23,441)

Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$99,440	$(237)	$134,239	$(856)	$233,679	$(1,093)
Debt Securities Issued by Corporations	—	—	95,511	(1,755)	95,511	(1,755)
Mortgage-Backed Securities:
Residential - Government Agencies	12,974	(45)	1,491,747	(51,728)	1,504,721	(51,773)
Residential - U.S. Government-Sponsored Enterprises	—	—	617,000	(20,259)	617,000	(20,259)
Commercial - Government Agencies	19,217	(61)	145,715	(5,116)	164,932	(5,177)
Total Mortgage-Backed Securities	32,191	(106)	2,254,462	(77,103)	2,286,653	(77,209)
Total	$131,631	$(343)	$2,484,212	$(79,714)	$2,615,843	$(80,057)

The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2019, which were comprised of 254 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As of December 31, 2019, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, were as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Taxable	$137,204	$115,947	$108,787
Non-Taxable	6,586	18,515	19,725
Total Interest Income from Investment Securities	$143,790	$134,462	$128,512

As of December 31, 2019, and December 31, 2018, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank Stock	$13,000	$15,000
Federal Reserve Bank Stock	21,093	20,858
Total	$34,093	$35,858

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2019, the conversion ratio was 1.6228. See Note 17 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 80,214 Class B shares (130,171 Class A equivalents) that the Company owns as of December 31, 2019, are carried at a zero cost basis.

Note 4.  Loans and Leases and the Allowance for Loan and Lease Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2019, and December 31, 2018:

	December 31,
(dollars in thousands)	2019	2018
Commercial
Commercial and Industrial	$1,379,152	$1,331,149
Commercial Mortgage	2,518,051	2,302,356
Construction	194,170	170,061
Lease Financing	122,454	176,226
Total Commercial	4,213,827	3,979,792
Consumer
Residential Mortgage	3,891,100	3,673,796
Home Equity	1,676,073	1,681,442
Automobile	720,286	658,133
Other [1]	489,606	455,611
Total Consumer	6,777,065	6,468,982
Total Loans and Leases	$10,990,892	$10,448,774
1 Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned fee of $1.3 million and income of $15.1 million as of December 31, 2019 and December 31, 2018, respectively.

Commercial loans and residential mortgage loans of $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2019, and December 31, 2018.

As of December 31, 2019, and December 31, 2018, residential mortgage loans of $3.1 billion and $2.9 billion, were pledged under a blanket pledge arrangement to secure FHLB advances, respectively. See Note 10 Other Debt for FHLB advances outstanding as of December 31, 2019, and December 31, 2018.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $5.3 million, $1.5 million, and $4.9 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Net gains on sales of commercial loans were not material for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

Substantially all of the Company’s lending activity is with customers located in Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Allowance for Loan and Lease Losses

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2019, December 31, 2018, and December 31, 2017. The following also presents by portfolio segment, the balance in the Allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2019, December 31, 2018, and December 31, 2017.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,738)	(21,217)	(23,955)
Recoveries on Loans and Leases Previously Charged-Off	1,513	9,776	11,289
Net Loans and Leases Recovered (Charged-Off)	(1,225)	(11,441)	(12,666)
Provision for Credit Losses	8,152	7,848	16,000
Balance at End of Period	$73,801	$36,226	$110,027
As of December 31, 2019
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$2,657	$3,246	$5,903
Collectively Evaluated for Impairment	71,144	32,980	104,124
Total	$73,801	$36,226	$110,027
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$35,442	$39,760	$75,202
Collectively Evaluated for Impairment	4,178,385	6,737,305	10,915,690
Total	$4,213,827	$6,777,065	$10,990,892

For the Year Ended December 31, 2018
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(1,505)	(23,059)	(24,564)
Recoveries on Loans and Leases Previously Charged-Off	2,039	8,447	10,486
Net Loans and Leases Recovered (Charged-Off)	534	(14,612)	(14,078)
Provision for Credit Losses	518	12,907	13,425
Balance at End of Period	$66,874	$39,819	$106,693
As of December 31, 2018
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$222	$3,754	$3,976
Collectively Evaluated for Impairment	66,652	36,065	102,717
Total	$66,874	$39,819	$106,693
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$12,298	$42,327	$54,625
Collectively Evaluated for Impairment	3,967,494	6,426,655	10,394,149
Total	$3,979,792	$6,468,982	$10,448,774

For the Year Ended December 31, 2017
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$65,680	$38,593	$104,273
Loans and Leases Charged-Off	(1,408)	(21,847)	(23,255)
Recoveries on Loans and Leases Previously Charged-Off	1,485	7,943	9,428
Net Loans and Leases Recovered (Charged-Off)	77	(13,904)	(13,827)
Provision for Credit Losses	65	16,835	16,900
Balance at End of Period	$65,822	$41,524	$107,346
As of December 31, 2017
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment	$141	$3,775	$3,916
Collectively Evaluated for Impairment	65,681	37,749	103,430
Total	$65,822	$41,524	$107,346
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$20,216	$41,002	$61,218
Collectively Evaluated for Impairment	3,746,282	5,989,447	9,735,729
Total	$3,766,498	$6,030,449	$9,796,947

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019, and December 31, 2018.

	December 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,306,040	$2,463,858	$188,832	$120,933	$4,079,663
Special Mention	37,722	16,453	4,148	—	58,323
Classified	35,390	37,740	1,190	1,521	75,841
Total	$1,379,152	$2,518,051	$194,170	$122,454	$4,213,827

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,886,389	$1,671,468	$719,337	$488,113	$6,765,307
Classified	4,711	4,605	949	1,493	11,758
Total	$3,891,100	$1,676,073	$720,286	$489,606	$6,777,065
Total Recorded Investment in Loans and Leases					$10,990,892

	December 31, 2018
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,302,278	$2,256,128	$168,740	$175,223	$3,902,369
Special Mention	17,688	30,468	—	5	48,161
Classified	11,183	15,760	1,321	998	29,262
Total	$1,331,149	$2,302,356	$170,061	$176,226	$3,979,792

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,668,475	$1,677,193	$657,620	$454,697	$6,457,985
Classified	5,321	4,249	513	914	10,997
Total	$3,673,796	$1,681,442	$658,133	$455,611	$6,468,982
Total Recorded Investment in Loans and Leases					$10,448,774
1     Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2019, and December 31, 2018.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of December 31, 2019
Commercial
Commercial and Industrial	$12,534	$148	$—	$830	$13,512	$1,365,640	$1,379,152	$421
Commercial Mortgage	2,998	—	—	9,244	12,242	2,505,809	2,518,051	9,244
Construction	101	51	—	—	152	194,018	194,170	—
Lease Financing	720	—	—	—	720	121,734	122,454	—
Total Commercial	16,353	199	—	10,074	26,626	4,187,201	4,213,827	9,665
Consumer
Residential Mortgage	6,097	2,070	1,839	4,125	14,131	3,876,969	3,891,100	1,429
Home Equity	3,949	2,280	4,125	3,181	13,535	1,662,538	1,676,073	412
Automobile	16,067	4,154	949	—	21,170	699,116	720,286	—
Other [1]	3,498	2,074	1,493	—	7,065	482,541	489,606	—
Total Consumer	29,611	10,578	8,406	7,306	55,901	6,721,164	6,777,065	1,841
Total	$45,964	$10,777	$8,406	$17,380	$82,527	$10,908,365	$10,990,892	$11,506

As of December 31, 2018
Commercial
Commercial and Industrial	$3,653	$118	$10	$542	$4,323	$1,326,826	$1,331,149	$515
Commercial Mortgage	561	—	—	2,040	2,601	2,299,755	2,302,356	2,040
Construction	—	—	—	—	—	170,061	170,061	—
Lease Financing	—	—	—	—	—	176,226	176,226	—
Total Commercial	4,214	118	10	2,582	6,924	3,972,868	3,979,792	2,555
Consumer
Residential Mortgage	5,319	638	2,446	5,321	13,724	3,660,072	3,673,796	1,203
Home Equity	3,323	1,581	2,684	3,671	11,259	1,670,183	1,681,442	765
Automobile	12,372	2,240	513	—	15,125	643,008	658,133	—
Other [1]	2,913	1,245	914	—	5,072	450,539	455,611	—
Total Consumer	23,927	5,704	6,557	8,992	45,180	6,423,802	6,468,982	1,968
Total	$28,141	$5,822	$6,567	$11,574	$52,104	$10,396,670	$10,448,774	$4,523
1 Comprised of other revolving credit, installment, and lease financing.
2 Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Impaired Loans

The following presents by class, information related to impaired loans as of December 31, 2019, and December 31, 2018.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2019
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$3,334	$3,334	$—
Commercial Mortgage	10,658	15,774	—
Construction	1,190	1,190	—
Total Commercial	15,182	20,298	—
Total Impaired Loans with No Related Allowance Recorded	$15,182	$20,298	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$18,467	$18,750	$2,552
Commercial Mortgage	1,793	1,793	105
Total Commercial	20,260	20,543	2,657
Consumer
Residential Mortgage	17,939	21,553	2,631
Home Equity	3,085	3,085	355
Automobile	17,086	17,086	212
Other [1]	1,650	1,650	48
Total Consumer	39,760	43,374	3,246
Total Impaired Loans with an Allowance Recorded	$60,020	$63,917	$5,903

Impaired Loans:
Commercial	$35,442	$40,841	$2,657
Consumer	39,760	43,374	3,246
Total Impaired Loans	$75,202	$84,215	$5,903

December 31, 2018
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,587	$4,587	$—
Commercial Mortgage	2,712	6,212	—
Construction	1,321	1,321	—
Total Commercial	8,620	12,120	—
Total Impaired Loans with No Related Allowance Recorded	$8,620	$12,120	$—

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$1,856	$2,099	$130
Commercial Mortgage	1,822	1,822	92
Total Commercial	3,678	3,921	222
Consumer
Residential Mortgage	19,753	23,635	3,051
Home Equity	3,359	3,359	350
Automobile	17,117	17,117	296
Other [1]	2,098	2,098	57
Total Consumer	42,327	46,209	3,754
Total Impaired Loans with an Allowance Recorded	$46,005	$50,130	$3,976

Impaired Loans:
Commercial	$12,298	$16,041	$222
Consumer	42,327	46,209	3,754
Total Impaired Loans	$54,625	$62,250	$3,976
1 Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, and December 31, 2018.

	Year Ended December 31, 2019		Year Ended December 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$4,447	$284	$6,342	$310
Commercial Mortgage	8,308	62	4,642	160
Construction	1,243	81	1,360	69
Total Commercial	13,998	427	12,344	539
Total Impaired Loans with No Related Allowance Recorded	$13,998	$427	$12,344	$539

Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	$5,651	$82	$1,475	$100
Commercial Mortgage	3,147	25	623	25
Total Commercial	8,798	107	2,098	125
Consumer
Residential Mortgage	18,607	774	20,324	1,080
Home Equity	3,272	156	2,676	121
Automobile	17,529	1,179	16,190	1,116
Other [1]	1,783	153	2,624	215
Total Consumer	41,191	2,262	41,814	2,532
Total Impaired Loans with an Allowance Recorded	$49,989	$2,369	$43,912	$2,657

Impaired Loans:
Commercial	$22,796	$534	$14,442	$664
Consumer	41,191	2,262	41,814	2,532
Total Impaired Loans	$63,987	$2,796	$56,256	$3,196
1 Comprised of other revolving credit and installment financing.

For the year ended December 31, 2017, the average recorded investment in impaired loans was $60.4 million and the interest income recognized on impaired loans was $2.8 million. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the amount of interest income recognized by the Company within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that were on accrual status. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the amount of interest income recognized using a cash-basis method of accounting during the time within that period that the loans were impaired was not material.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Loans modified in a TDR were $69.1 million and $54.0 million as of December 31, 2019, and December 31, 2018, respectively. As of December 31, 2019, there were $0.3 million commitments to lend additional funds on loans modified in a TDR. As of December 31, 2018, there were $0.2 million commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2019, and December 31, 2018.

	Loans Modified as a TDR for the Year Ended December 31, 2019			Loans Modified as a TDR for the Year Ended December 31, 2018
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	8	$17,585	$2,465	12	$1,449	$96
Commercial Mortgage	1	3,623	—	1	1,650	74
Total Commercial	9	21,208	2,465	13	3,099	170
Consumer
Residential Mortgage	1	57	0	6	1,458	200
Home Equity	4	368	9	9	1,438	77
Automobile	332	5,911	73	366	7,400	128
Other [2]	95	572	17	138	927	25
Total Consumer	432	6,908	99	519	11,223	430
Total	441	$28,116	$2,564	532	$14,322	$600

[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2019, and December 31, 2018, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2019		Year Ended December 31, 2018
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	—	$—	1	$3
Total Commercial	—	—	1	3
Consumer
Residential Mortgage	1	132	—	—
Home Equity	1	192	—	—
Automobile	40	607	38	680
Other [2]	22	129	34	194
Total Consumer	64	1,060	72	874
Total	64	$1,060	73	$877
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

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.0 million as of December 31, 2019.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of December 31, 2019, and $2.9 billion as of December 31, 2018, and December 31, 2017. Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.3 million for the years ended December 31, 2019, and December 31, 2018, and $7.1 million for year ended December 31, 2017. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2019	2018	2017
Balance at Beginning of Year	$1,290	$1,454	$1,655
Changes in Fair Value:
Due to Payoffs	(164)	(164)	(201)
Total Changes in Fair Value of Mortgage Servicing Rights	(164)	(164)	(201)
Balance at End of Year	$1,126	$1,290	$1,454

For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2019	2018	2017
Balance at Beginning of Year	$23,020	$23,168	$22,008
Servicing Rights that Resulted From Asset Transfers	4,485	2,470	3,976
Amortization	(3,609)	(2,618)	(2,816)
Balance at End of Year	$23,896	$23,020	$23,168

Fair Value:
Balance at Beginning of Year	$29,218	$26,716	$25,148
Balance at End of Year	$25,714	$29,218	$26,716

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2019, and December 31, 2018 were as follows:

	December 31,
	2019	2018
Weighted-Average Constant Prepayment Rate [1]	10.76%	7.01%
Weighted-Average Life (in years)	6.20	7.89
Weighted-Average Note Rate	3.99%	4.06%
Weighted-Average Discount Rate [2]	7.33%	9.59%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2019, and December 31, 2018, is presented in the following table.

	December 31,
(dollars in thousands)	2019	2018
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(296)	$(361)
Decrease in fair value from 50 bps adverse change	(586)	(716)
Discount Rate
Decrease in fair value from 25 bps adverse change	(264)	(325)
Decrease in fair value from 50 bps adverse change	(522)	(643)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2019, and December 31, 2018, were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2019
Premises	$360,170	$(235,031)	$125,139
Equipment	133,725	(72,852)	60,873
Finance Leases	6,593	(4,217)	2,376
Total	$500,488	$(312,100)	$188,388

December 31, 2018
Premises	$339,441	$(238,450)	$100,991
Equipment	120,165	(71,767)	48,398
Finance Leases	6,593	(4,145)	2,448
Total	$466,199	$(314,362)	$151,837

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $17.3 million, $14.4 million, and $13.0 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

Note 7.  Other Assets
The components of the Company’s other assets as of December 31, 2019, and December 31, 2018, were as follows:

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank and Federal Reserve Bank Stock	$34,093	$35,858
Derivative Financial Instruments	28,931	14,604
Low-Income Housing and Other Equity Investments	84,618	85,860
Deferred Compensation Plan Assets	41,464	31,871
Prepaid Expenses	15,140	8,533
Accounts Receivable	20,180	18,996
Other	48,248	35,160
Total Other Assets	$272,674	$230,882

Note 8.  Deposits

Time Deposits

As of December 31, 2019, and December 31, 2018, the Company’s total time deposits were $1.8 billion and $1.7 billion, respectively. As of December 31, 2019, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2020	$1,425,438
2021	272,921
2022	60,676
2023	27,487
2024	10,641
Thereafter	5,268
Total	$1,802,431

The amount of time deposits with balances of $100,000 or more was $1.5 billion as of December 31, 2019, and December 31, 2018, respectively. As of December 31, 2019, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$545,570
Over Three Months through Six Months	253,868
Over Six Months through Twelve Months	477,384
Over Twelve Months	270,831
Total	$1,547,653

Public Deposits

As of December 31, 2019, and December 31, 2018, deposits of governmental entities of $1.2 billion and $1.1 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2019, and December 31, 2018 were as follows:

	December 31,
(dollars in thousands)	2019	2018
Securities Sold Under Agreements to Repurchase (short-term) [1]
Amounts Outstanding	$2,200	$4,196
Weighted-Average Interest Rate	1.87%	1.19%

[1]
Consists entirely of repurchase agreements with government entities. Excludes long-term repurchase agreements with government entities of $2.1 million and $0.1 million as of December 31, 2019, and December 31, 2018, respectively, and long-term repurchase agreements with private institutions of $600.0 million and $500.0 million as of December 31, 2019, and December 31, 2018, respectively.

The Company’s total securities sold under agreements to repurchase were $604.3 million and $504.3 million as of December 31, 2019, and December 31, 2018, respectively. As of December 31, 2019, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2019, long-term repurchase agreements (original term over one year) placed with government entities were $2.1 million with a weighted-average interest rate of 1.09% and a weighted-average maturity of 635 days.

As of December 31, 2019, long-term repurchase agreements placed with private institutions were $600.0 million with a weighted-average interest rate of 2.68%. Remaining terms ranged from 2022 to 2026 with a weighted-average maturity of 4.0 years. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.4 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2019, and December 31, 2018, were as follows:

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank Advances	$75,000	$125,000
Finance Lease Obligations	10,565	10,643
Total	$85,565	$135,643

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. As of December 31, 2019, FHLB advances totaled $75.0 million with a weighted-average interest rate of 2.42% and maturity dates during 2020. As of December 31, 2019, the Company had a remaining line of credit with the FHLB of $2.5 billion. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FHLB as of December 31, 2019, and December 31, 2018.

Finance lease obligations relate to office space at the Company’s headquarters. The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 and are negotiable thereafter.

As of December 31, 2019, the Company had an undrawn line of credit with the FRB of $533.5 million. See Note 4 Loans and Leases and the Allowance for Loan and Lease Losses for loans pledged to the FRB as of December 31, 2019, and December 31, 2018.

As of December 31, 2019, the annual maturities of the Company’s other debt, exclusive of finance lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2020	$75,000
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$75,000

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2019, and December 31, 2018:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2019
Shareholders’ Equity		$1,286,832	$1,229,775
Common Equity Tier 1 Capital		1,289,424	1,243,939
Tier 1 Capital		1,289,424	1,243,939
Total Capital		1,406,273	1,360,788
Common Equity Tier 1 Capital Ratio	6.5%	12.18%	11.76%
Tier 1 Capital Ratio	8.0%	12.18%	11.76%
Total Capital Ratio	10.0%	13.28%	12.87%
Tier 1 Leverage Ratio	5.0%	7.25%	7.01%

As of December 31, 2018
Shareholders’ Equity		$1,268,200	$1,195,132
Common Equity Tier 1 Capital		1,290,723	1,229,227
Tier 1 Capital		1,290,723	1,229,227
Total Capital		1,404,238	1,342,742
Common Equity Tier 1 Capital Ratio	6.5%	13.07%	12.46%
Tier 1 Capital Ratio	8.0%	13.07%	12.46%
Total Capital Ratio	10.0%	14.21%	13.61%
Tier 1 Leverage Ratio	5.0%	7.60%	7.24%

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

In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity) under the U.S. Basel III capital framework, to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers. The capital conservation buffer which was fully phased-in on January 1, 2019, is a minimum of 2.5% of additional capital in addition to the minimum risk-based capital ratios.

As of December 31, 2019, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank. There were no conditions or events since December 31, 2019, that management believes have changed the Company or the Bank’s capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes. For the year ended December 31, 2019, the Parent repurchased 1,642,998 shares of common stock under its share repurchase program at an average cost per share of $81.98 and total cost of $134.7 million. From the beginning of the stock repurchase program in July 2001 through December 31, 2019, the Parent repurchased a total of 56.9 million shares of common stock at an average cost of $40.38 per share and total cost nearly $2.3 billion. From January 1, 2020, through February 14, 2020, the Parent repurchased an additional 114,358 shares of common stock at an average cost of $92.63 per share for a total of $10.6 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$30,169	$8,001	$22,168
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(152)	(49)	(103)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	833	221	612
Net Unrealized Gains (Losses) on Investment Securities	30,850	8,173	22,677
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(5,046)	(1,337)	(3,709)
Amortization of Net Actuarial Losses (Gains)	1,598	423	1,175
Amortization of Prior Service Credit	(288)	(76)	(212)
Defined Benefit Plans, Net	(3,736)	(990)	(2,746)
Other Comprehensive Income (Loss)	$27,114	$7,183	$19,931

Year Ended December 31, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(11,051)	$(2,931)	$(8,120)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,164	569	1,595
Net Unrealized Gains (Losses) on Investment Securities	(8,887)	(2,362)	(6,525)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(4,468)	(1,184)	(3,284)
Amortization of Net Actuarial Losses (Gains)	1,835	460	1,375
Amortization of Prior Service Credit	(567)	(150)	(417)
Defined Benefit Plans, Net	(3,200)	(874)	(2,326)
Other Comprehensive Income (Loss)	$(12,087)	$(3,236)	$(8,851)

Year Ended December 31, 2017
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(5,263)	$(2,078)	$(3,185)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	1,982	783	1,199
Net Unrealized Gains (Losses) on Investment Securities	(3,281)	(1,295)	(1,986)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	884	349	535
Amortization of Net Actuarial Losses (Gains)	1,382	545	837
Amortization of Prior Service Credit	(322)	(127)	(195)
Defined Benefit Plans, Net	1,944	767	1,177
Other Comprehensive Income (Loss)	$(1,337)	$(528)	$(809)

[1]
The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities-Available-For-Sale	Investment Securities-Held-To-Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	22,168	—	(3,709)	18,459
Cumulative Effect of ASU 2019-04	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(103)	612	963	1,472
Total Other Comprehensive Income (Loss)	18,806	3,871	(2,746)	19,931
Balance at End of Period	$8,359	$(715)	$(38,756)	$(31,112)

Year Ended December 31, 2018
Balance at Beginning Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(8,120)	—	(3,284)	(11,404)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,595	958	2,553
Total Other Comprehensive Income (Loss)	(8,120)	1,595	(2,326)	(8,851)
Reclassification of the Income Tax Effects of the Tax Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)

Year Ended December 31, 2017
Balance at Beginning Period	$1,270	$(6,284)	$(28,892)	$(33,906)
Other Comprehensive Income (Loss) Before Reclassifications	(3,185)	—	535	(2,650)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,199	642	1,841
Total Other Comprehensive Income (Loss)	(3,185)	1,199	1,177	(809)
Balance at End of Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(833)	$(2,164)	$(1,982)	Interest Income
	221	569	783	Provision for Income Tax
	(612)	(1,595)	(1,199)	Net of Tax
Sales of Investment Securities Available-for-Sale	152	—	—	Investment Securities Gains (Losses), Net
	(49)	—	—	Provision for Income Tax
	103	—	—	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	288	567	322
Net Actuarial Losses [2]	(1,598)	(1,835)	(1,382)
	(1,310)	(1,268)	(1,060)	Total Before Tax
	347	310	418	Provision for Income Tax
	(963)	(958)	(642)	Net of Tax

Total Reclassifications for the Period	$(1,472)	$(2,553)	$(1,841)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

	Weighted Average Shares
	2019	2018	2017
Denominator for Basic Earnings Per Share	40,384,328	41,714,770	42,280,931
Dilutive Effect of Equity Based Awards	265,242	284,629	326,126
Denominator for Diluted Earnings Per Share	40,649,570	41,999,399	42,607,057

Antidilutive Stock Options and Restricted Stock Outstanding	4,905	—	—

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

Retail Banking

Retail Banking offers a broad range of financial products and services to consumers and small businesses.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts.  Retail Banking also offers retail insurance products.  Products and services from Retail Banking are delivered to customers through 68 branch locations and 387 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 were as follows:

(dollars in thousands)	Retail Banking	Commercial Banking	Investment Services and Private Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2019
Net Interest Income	$266,429	$185,259	$39,374	$6,653	$497,715
Provision for Credit Losses	11,670	976	15	3,339	16,000
Net Interest Income After Provision for Credit Losses	254,759	184,283	39,359	3,314	481,715
Noninterest Income	86,682	33,362	55,696	7,598	183,338
Noninterest Expense	(216,688)	(84,616)	(64,974)	(12,949)	(379,227)
Income Before Provision for Income Taxes	124,753	133,029	30,081	(2,037)	285,826
Provision for Income Taxes	(30,725)	(28,852)	(7,929)	7,593	(59,913)
Net Income	$94,028	$104,177	$22,152	$5,556	$225,913
Total Assets as of December 31, 2019	$6,732,811	$4,254,261	$321,700	$6,786,724	$18,095,496

Year Ended December 31, 2018
Net Interest Income	$264,459	$179,577	$41,222	$1,094	$486,352
Provision for Credit Losses	14,898	(760)	(61)	(652)	13,425
Net Interest Income After Provision for Credit Losses	249,561	180,337	41,283	1,746	472,927
Noninterest Income	79,004	23,733	55,338	10,848	168,923
Noninterest Expense	(211,761)	(81,344)	(65,847)	(12,672)	(371,624)
Income Before Provision for Income Taxes	116,804	122,726	30,774	(78)	270,226
Provision for Income Taxes	(29,172)	(28,496)	(8,113)	15,157	(50,624)
Net Income	$87,632	$94,230	$22,661	$15,079	$219,602
Total Assets as of December 31, 2018	$6,365,263	$3,958,523	$349,832	$6,470,356	$17,143,974

Year Ended December 31, 2017
Net Interest Income	$264,041	$171,038	$29,693	$(7,534)	$457,238
Provision for Credit Losses	14,008	(160)	(21)	3,073	16,900
Net Interest Income After Provision for Credit Losses	250,033	171,198	29,714	(10,607)	440,338
Noninterest Income	85,042	21,670	57,105	21,600	185,417
Noninterest Expense	(209,807)	(74,209)	(61,674)	(12,001)	(357,691)
Income Before Provision for Income Taxes	125,268	118,659	25,145	(1,008)	268,064
Provision for Income Taxes	(44,545)	(41,797)	(9,303)	12,253	(83,392)
Net Income	$80,723	$76,862	$15,842	$11,245	$184,672
Total Assets as of December 31, 2017	$5,936,568	$3,742,991	$336,455	$7,073,038	$17,089,052

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan. The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation. A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan. The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits. Total expense for all components of the Company’s defined contribution plans was $15.2 million, $14.5 million, and $13.5 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula. The Excess Plan has no plan assets. The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $3.6 million for December 31, 2019, and December 31, 2018.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012, with medical and dental insurance coverage. For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums. Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums. Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008, are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums. Retirees age 65 and older are provided with a Medicare supplemental plan subsidy. Most employees of the Company who have met certain eligibility requirements are covered by this plan. Participants who retired on or after January 1, 2008, who met certain age and/or years of service requirements, are eligible for the Health Reimbursement Account (“HRA”) program. The HRA program provides retirees with an initial credit based on years of service. Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA. The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account. The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50. These retirees continue on the medical and dental plan until age 65 paying the full premium. As of December 31, 2019, and December 31, 2018, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2019, and December 31, 2018.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018
Benefit Obligation at Beginning of Year	$102,662	$110,080	$23,452	$24,206
Service Cost	—	—	455	457
Interest Cost	4,401	4,193	1,025	936
Plan Amendment [3]	—	—	—	—
Actuarial Losses (Gains)	10,359	(5,031)	4,095	(869)
Employer Benefits Paid [1]	(6,785)	(6,580)	(1,456)	(1,278)
Benefit Obligation at End of Year	$110,637	$102,662	$27,571	$23,452
Fair Value of Plan Assets at Beginning of Year	$85,553	$96,908	$—	$—
Actual Return on Plan Assets	14,400	(5,246)	—	—
Employer Contributions	470	471	1,456	1,278
Employer Benefits Paid [1]	(6,785)	(6,580)	(1,456)	(1,278)
Fair Value of Plan Assets at End of Year	$93,638	$85,553	$—	$—
Funded Status at End of Year [2]	$(16,999)	$(17,109)	$(27,571)	$(23,452)

[1]
Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above. Participants' contributions for postretirement benefits were $0.7 million and $0.6 million for the years ended December 31, 2019, and December 31, 2018, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

[3]	For certain retirees, medical premiums were changed to a full retiree rate instead of a blended rate.

The changes in actuarial losses (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2019, and December 31, 2018.  For the year ended December 31, 2019, the change in discount rate resulted in a $10.8 million increase to the Company’s Pension Plans liability and a $3.4 million increase to the Company’s postretirement benefit plan liability.  For the year ended December 31, 2018, the change in discount rate resulted in a $5.4 million reduction to the Company’s Pension Plans liability and a $1.6 million reduction to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2019, and December 31, 2018.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(41,404)	$(42,127)	$1,003	$4,261
Net Prior Service Credit	—	—	1,645	1,856
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(41,404)	$(42,127)	$2,648	$6,117

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2019	2018	2017	2019	2018	2017
Service Cost	$—	$—	$—	$455	$457	$453
Interest Cost	4,401	4,193	4,665	1,025	936	1,093
Expected Return on Plan Assets	(4,993)	(5,122)	(5,011)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(288)	(567)	(322)
Net Actuarial Losses (Gains) [1]	1,937	2,099	1,817	(339)	(264)	(435)
Net Periodic Benefit Cost	$1,345	$1,170	$1,471	$853	$562	$789

[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2019, and December 31, 2018, for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Weighted Average Assumptions as of December 31:
Discount Rate	3.36%	4.41%	3.42%	4.48%
Health Care Cost Trend Rate Assumed For Next Year	—	—	5.70%	6.00%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2036.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, were as follows:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted Average Assumptions as of December 31:
Discount Rate	4.41%	3.90%	4.45%	4.48%	3.96%	4.57%
Expected Long-Term Rate of Return on Plan Assets	5.75%	5.75%	5.75%	—	—	—
Health Care Cost Trend Rate	—	—	—	6.00%	6.30%	6.50%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets. Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2020.

As of December 31, 2019, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2020	$7,073	$1,027
2021	7,215	1,064
2022	7,229	1,146
2023	7,238	1,224
2024	7,240	1,332
Years 2025-2029	35,104	8,612

Retirement Plan Assets

The Company’s overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan’s termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments. The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 36% MSCI USA IMI Index, 24% MSCI ACWI ex-US Index, and 40% Barclays Aggregate Bond Index.

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

The fair values of the Retirement Plan assets as of December 31, 2019, and December 31, 2018, by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2019	Total as of Dec. 31, 2018
Cash	$1,269	$—	$—	$1,269	$726
Equity Securities – Mutual Funds:
Large-Cap	1,731	—	—	1,731	1,593
Mixed-Cap	29,336	—	—	29,336	25,298
International	23,961	—	—	23,961	21,621
Emerging Market	2,342	—	—	2,342	2,150
Fixed Income Securities – Mutual Funds	34,999	—	—	34,999	34,165
Total	$93,638	$—	$—	$93,638	$85,553

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors. The Company’s employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors. Stock options provide grantees the option to purchase shares of the Parent’s common stock at a specified exercise price and, generally, expire 10 years from the date of grant. Stock option grants include incentive and non-qualified stock options whose vesting may be subject to one or more criteria, including employment or achievement of Company performance measures. Stock option exercise prices were equal to the quoted market price of the Parent’s common stock on the date of grant. Restricted stock provides grantees with rights to shares of common stock upon completion of one or more criteria, including service period, performance or other conditions as established by the Compensation Committee, such as vesting tied to the Company’s financial performance relative to the peer group or achievement of an absolute financial performance target. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. Generally, restricted stock vests over periods ranging from one year to four years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2019, total shares authorized under the plans were 2.1 million shares, of which 1.7 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period. Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2019	2018	2017
Compensation Expense	$8,338	$8,146	$7,369
Income Tax Benefit	2,210	2,160	2,910

Restricted Stock

As of December 31, 2019, unrecognized compensation expense related to unvested restricted stock was $11.0 million. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.81 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2016	270,523	$60.58
Granted	124,460	84.53
Vested	(52,822)	60.06	$4,493
Forfeited	(22,058)	69.46
Unvested as of December 31, 2017	320,103	$69.36
Granted	120,173	83.87
Vested	(110,231)	59.41	$9,081
Forfeited	(15,558)	73.82
Unvested as of December 31, 2018	314,487	$78.17
Granted	130,093	82.82
Vested	(107,759)	66.46	$8,910
Forfeited	(26,872)	83.34
Unvested as of December 31, 2019 [1]	309,949	$83.75

1 As of December 31, 2019, 43,310 shares were unvested from service-based grants.

Restricted Stock Units

There were no RSUs granted during 2019, 2018, and 2017. During 2016, the Company granted RSUs payable solely in cash. All RSUs were fully vested as of December 31, 2019. The RSUs vest over periods ranging from three years to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date. Total recognized compensation expense related to the RSUs was $1.0 million, $0.6 million, and $3.4 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The following table presents the activity for RSU:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2016	154,832	$59.04
Vested	(29,281)	58.74	$2,516
Forfeited	(9,062)	60.17
Balance as of December 31, 2017	116,489	$60.22
Vested	(62,252)	57.00	$5,127
Forfeited	(2,173)	63.92
Balance as of December 31, 2018	52,064	$63.92
Vested	(52,064)	82.23	$4,311
Balance as of December 31, 2019	—	$—

Stock Options

There were no stock options granted for the years ended December 31, 2019, December 31, 2018, and December 31, 2017. All previously issued stock options granted were fully vested prior to December 31, 2017. The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2019	263,888	$45.27
Exercised	(25,164)	43.74
Forfeited	(1,666)	47.72
Stock Options Outstanding as of December 31, 2019	237,058	45.44	2.0	$11,787
Stock Options Vested and Exercisable as of December 31, 2019	237,058	45.44	2.0	11,787

The following summarizes certain stock option activity of the Company for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

(dollars in thousands)	2019	2018	2017
Intrinsic Value of Stock Options Exercised	$1,106	$1,634	$5,991
Cash Received from Stock Options Exercised	1,473	1,791	7,502
Tax Benefits Realized from Stock Options Exercised	727	240	2,003

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, were as follows:

(dollars in thousands)	2019	2018	2017
Current:
Federal	$60,902	$45,464	$73,176
State	14,426	11,434	6,039
Total Current	75,328	56,898	79,215
Deferred:
Federal	(9,630)	(2,172)	5,042
State	(5,785)	(4,102)	(865)
Total Deferred	(15,415)	(6,274)	4,177
Provision for Income Taxes	$59,913	$50,624	$83,392

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity. The Company elected to adopt ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which requires the Company to record excess tax benefits related to stock options as a reduction of the provision for income taxes, whereas they were previously recognized in equity. The net tax charge recorded directly to consolidated shareholders’ equity was $7.1 million for the year ended December 31, 2019. The net tax benefit recorded directly to consolidated shareholders’ equity was $3.2 million and $0.5 million for the years ended December 31, 2018, and December 31, 2017, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2019, and December 31, 2018, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Liabilities:
Accelerated Depreciation	$(4,064)	$(2,864)
Accrued Pension Cost	(11,270)	(11,270)
Federal Home Loan Bank Stock	(3,416)	(3,416)
Lease Transactions	(48,487)	(53,230)
Operating Lease Liabilities	(26,731)	—
Energy Tax Credits	(2,370)	(5,274)
Net Unrealized Gains on Investments Securities	(2,751)	—
Investment in Variable Interest Entities	(3,783)	(4,574)
Deferred Loan Fees	(6,498)	(6,688)
Originated Mortgage Servicing Rights	(6,840)	(6,548)
Other	(1,597)	(1,420)
Gross Deferred Tax Liabilities	(117,807)	(95,284)
Deferred Tax Assets:
Allowance for Loan Losses	30,951	30,045
Minimum Pension Liability	13,980	12,989
Accrued Expenses	18,159	14,805
Postretirement Benefit Obligations	8,130	8,396
Capital Lease Expenses	2,171	2,172
Operating Lease Right-of-Use Assets	28,685	—
Restricted Stock	4,369	5,178
Net Unrealized Losses on Investments Securities	—	5,421
Deductible State and Local Taxes	3,558	3,242
Low Income Housing Investments	2,157	805
Other	6,236	4,244
Gross Deferred Tax Assets Before Valuation Allowance	118,396	87,297
Valuation Allowance	(2,460)	(1,102)
Gross Deferred Tax Assets After Valuation Allowance	115,936	86,195
Net Deferred Tax Liabilities	$(1,871)	$(9,089)

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

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. As of December 31, 2019, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

	2019	2018	2017
Statutory Federal Income Tax Rate	21.00%	21.00%	35.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.53	2.29	1.50
Tax Reserve Adjustments[1]	(0.03)	—	0.04
Low-Income Housing Investments	0.60	0.22	(1.18)
Investment Tax Credits	(0.84)	(1.04)	(1.03)
Bank-Owned Life Insurance	(0.51)	(0.55)	(0.85)
Tax-Exempt Income	(0.53)	(1.29)	(2.57)
Excess Tax Benefits - Stock Compensation	(0.22)	(0.34)	(0.83)
Leveraged Lease	(1.54)	(0.83)	(0.03)
Tax Reform Effects	—	(0.75)	1.25
Other[1]	0.50	0.02	(0.19)
Effective Tax Rate	20.96%	18.73%	31.11%

1 Certain prior period information has been reclassified to conform to current presentation.

The Tax Cuts and Jobs Act changed the corporate tax rate from 35% to 21%, effective January 1, 2018.  The impact on deferred tax assets and liabilities was recognized as an additional income tax expense of $3.6 million in the fourth quarter of 2017, when the act was signed into law.

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority. The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

(dollars in thousands)	2019	2018	2017
Unrecognized Tax Benefits at Beginning of Year	$5,541	$5,292	$6,574
Gross Increases, Related to Tax Positions Taken in a Prior Period	673	157	273
Gross Increases, Related to Current Period Tax Positions	715	885	1,124
Lapse of Statute of Limitations	(809)	(793)	(2,679)
Unrecognized Tax Benefits at End of Year	$6,120	$5,541	$5,292

As of December 31, 2019, and December 31, 2018, $6.1 million and $5.5 million, respectively, in liabilities for UTBs was related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months. However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2019.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes. For the years ended December 31, 2019, the Company recorded a net tax provision of $0.5 million for interest and penalties. For the year ended December 31, 2018, and December 31, 2017, the Company recorded a net tax benefit of less than $0.1 million, respectively, for interest and penalties. As of December 31, 2019, and December 31, 2018, the Company had accrued $1.4 million and $0.9 million, respectively, for the payment of possible interest and penalties.

The federal tax returns for 2017 through 2018 remain subject to examination. The IRS audit for tax year 2016 concluded with no change needed to the tax return. The Company's State of Hawaii income tax returns for 2016 through 2018 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2019, and December 31, 2018, were as follows:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$48,677	$1,280	$33,133	$871
Forward Commitments	82,735	(182)	34,102	(352)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	802,389	26,070	505,034	(2,537)
Pay Fixed/Receive Variable Swaps	802,389	(4,777)	505,034	6,082
Foreign Exchange Contracts	85,499	163	55,663	793
Conversion Rate Swap Agreement	114,499	—	80,746	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2019, and December 31, 2018:

	December 31, 2019		December 31, 2018
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$1,280	$—	$877	$6
Forward Commitments	23	205	4	356
Interest Rate Swap Agreements	27,344	6,051	12,915	9,370
Foreign Exchange Contracts	284	121	808	15
Total	$28,931	$6,377	$14,604	$9,747
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

	Location of Net Gains (Losses)Recognized in the Statements of Income	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)		2019	2018	2017
Interest Rate Lock Commitments	Mortgage Banking	$12,185	$3,534	$5,643
Forward Commitments	Mortgage Banking	(2,340)	821	(1,275)
Interest Rate Swap Agreements	Other Noninterest Income	7,172	1,835	698
Foreign Exchange Contracts	Other Noninterest Income	2,891	3,163	3,296
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	(453)	(1,000)	—
Total		$19,455	$8,353	$8,362

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

As of December 31, 2019, and December 31, 2018, the Company did not designate any derivative financial instruments as formal hedging relationships. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition. These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As each sale of Visa Class B restricted shares was completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  In September 2019, Visa announced a reduction of the conversion ratio from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019 which represented the amount paid to the buyers of the Visa Class B shares in October 2019. In June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018. As a result, the Company recorded a $1.0 million liability in June 2018 which represented the amount paid to the buyers of the Visa Class B shares in July 2018. As of December 31, 2019, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

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

The Company is a limited partner or non-managing member in each LIHTC limited partnership or limited liability company, respectively. Each of these entities is managed by an unrelated third-party general partner or managing member who exercises significant control over the affairs of the entity. The general partner or managing member has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership or managing member of a limited liability company. Duties entrusted to the general partner or managing member include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) or non-managing member(s) relating to the approval of certain transactions, the limited partner(s) and non-managing members may not participate in the operation, management, or control of the entity’s business, transact any business in the entity’s name or have any power to sign documents for or otherwise bind the entity. In addition, the general partner or managing member may only be removed by the limited partner(s) or managing member(s) in the event of a failure to comply with the terms of the agreement or negligence in performing its duties.

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $76.3 million and $73.7 million as of December 31, 2019, and December 31, 2018, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2020	$14,286
2021	5,310
2022	79
2023	55
2024	55
Thereafter	1,485
Total Unfunded Commitments	$21,270

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

(dollars in thousands)	2019	2018	2017
Effective Yield Method
Tax credits and other tax benefits recognized	$11,719	$13,572	$13,569
Amortization Expense in Provision for Income Taxes	7,566	8,311	8,373

Proportional Amortization Method
Tax credits and other tax benefits recognized	$3,014	$1,641	$1,040
Amortization Expense in Provision for Income Taxes	2,578	1,332	800

There were no impairment losses related to LIHTC investments for the years ended December 31, 2019, December 31, 2018, and December 31, 2017. During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments. This adjustment resulted in a decrease to provision for income tax.

Note 19. Balance Sheet Offsetting

Interest Rate Swap Agreements
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had a net liability positions with its financial institution counterparties totaling $5.1 million and $0.3 million as of December 31, 2019, and December 31, 2018, respectively. See Note 17 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2019, and December 31, 2018, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	1,200	1,100	—	490	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$1,200	$2,616	$225,000	$375,490	$604,306

December 31, 2018
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$198,442	$117,021	$315,463
Debt Securities Issued by States and Political Subdivisions	1,906	1,590	—	—	3,496
Mortgage-Backed Securities:
Residential - Government Agencies	800	—	26,558	70,341	97,699
Residential - U.S. Government-Sponsored Enterprises	—	—	—	87,638	87,638
Total	$2,706	$1,590	$225,000	$275,000	$504,296

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2019, and December 31, 2018. The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$584	$—	$584	$584	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,361	—	5,361	584	3,818	959

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,306	—	4,306	—	4,306	—
Total Repurchase Agreements	$604,306	$—	$604,306	$—	$604,306	$—

December 31, 2018
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$7,572	$—	$7,572	$1,490	$—	$6,082

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	1,490	—	1,490	1,490	—	—

Repurchase Agreements:
Private Institutions	500,000	—	500,000	—	500,000	—
Government Entities	4,296	—	4,296	—	4,296	—
Total Repurchase Agreements	$504,296	$—	$504,296	$—	$504,296	$—

[1]
The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table. For repurchase agreements with private institutions, the fair value of investment securities pledged was $645.3 million and $526.7 million as of December 31, 2019, and December 31, 2018, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.5 million and $6.8 million as of December 31, 2019, and December 31, 2018, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2019, were as follows:

(dollars in thousands)	December 31, 2019
Unfunded Commitments to Extend Credit	$2,713,937
Standby Letters of Credit	81,000
Commercial Letters of Credit	16,981
Total	$2,811,918

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party. The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary. Assets valued at $49.1 million secured certain specifically identified standby letters of credit as of December 31, 2019. As of December 31, 2019, the standby and commercial letters of credit had remaining terms ranging from 1 to 14 months.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the “Agreements”), which provide that the Company along with other member banks of Visa, will share, based on their proportionate interests in Visa, in any losses from certain litigation specified in the Agreements. In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements. In connection with the initial public offering, the Company received restricted Class B common stock in Visa. Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of December 31, 2019, management believes that the Company’s indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio. See Note 3 Investment Securities and Note 17 Derivative Financial Instruments for more information.

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers. On December 6, 2019, the parties executed a settlement agreement subject to court approval. The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company. Although the Company previously established a $2.0 million reserve relating to this claim, the reserve has been increased to a total of $8.0 million as of December 31, 2019.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Fannie Mae. The Company also pools FHA insured and VA guaranteed residential mortgage loans for sale to Ginnie Mae. These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of December 31, 2019, the unpaid principal balance of residential mortgage loans sold by the Company was $2.8 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. For the year ended December 31, 2019, the Company repurchased three residential mortgage loans with an aggregate unpaid principal balance totaling $0.9 million as a result of the representation and warranty provisions contained in these contracts. The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases. As of December 31, 2019, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the year ended December 31, 2019, the Company had no repurchase requests related to loan servicing activities. As of December 31, 2019, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of December 31, 2019, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of December 31, 2019, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

Note 21.  Fair Value of Assets and Liabilities

Fair Value Hierarchy

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to a second source. The Company’s third-party pricing service has also established processes for us to submit inquiries regarding quoted prices. Periodically, based on these reviews, the Company will challenge the quoted prices provided by the Company’s third-party pricing service. The Company’s third-party pricing service will review the inputs to the evaluation in light of the new market data presented by us. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going-forward basis. Generally, we do not adjust the price from the third-party service provider. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review the significant assumptions and valuation methodologies used by the service. The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker/dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of December 31, 2019, and December 31, 2018, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, and December 31, 2018:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,155	$219,976	$—	$221,131
Debt Securities Issued by States and Political Subdivisions	—	55,097	—	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	22,147	—	22,147
Debt Securities Issued by Corporations	—	336,321	—	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,172,826	—	1,172,826
Residential - U.S. Government-Sponsored Enterprises	—	586,761	—	586,761
Commercial - Government Agencies	—	224,720	—	224,720
Total Mortgage-Backed Securities	—	1,984,307	—	1,984,307
Total Investment Securities Available-for-Sale	1,155	2,617,848	—	2,619,003
Loans Held for Sale	—	39,062	—	39,062
Mortgage Servicing Rights	—	—	1,126	1,126
Other Assets	41,464	—	—	41,464
Derivatives [1]	—	308	28,623	28,931
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019	$42,619	$2,657,218	$29,749	$2,729,586

Liabilities:
Derivatives [1]	$—	$327	$6,050	$6,377
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019	$—	$327	$6,050	$6,377

December 31, 2018
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$972	$391,429	$—	$392,401
Debt Securities Issued by States and Political Subdivisions	—	563,996	—	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	56	—	56
Debt Securities Issued by Corporations	—	223,140	—	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	—	190,442	—	190,442
Residential - U.S. Government-Sponsored Enterprises	—	578,527	—	578,527
Commercial - Government Agencies	—	59,380	—	59,380
Total Mortgage-Backed Securities	—	828,349	—	828,349
Total Investment Securities Available-for-Sale	972	2,006,970	—	2,007,942
Loans Held for Sale	—	10,987	—	10,987
Mortgage Servicing Rights	—	—	1,290	1,290
Other Assets	31,871	—	—	31,871
Derivatives [1]	—	812	13,792	14,604
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018	$32,843	$2,018,769	$15,082	$2,066,694

Liabilities:
Derivatives [1]	$—	$371	$9,376	$9,747
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018	$—	$371	$9,376	$9,747

1     The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2019, and December 31, 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(164)	12,138
Transfers to Loans Held for Sale	—	(11,776)
Variation Margin Payments	—	17,795
Balance as of December 31, 2019	$1,126	$22,573
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2019	$—	$22,573

Year Ended December 31, 2018
Balance as of January 1, 2018	$1,454	$894
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(164)	3,534
Transfers to Loans Held for Sale	—	(3,451)
Variation Margin Payments	$—	$3,439
Balance as of December 31, 2018	$1,290	$4,416
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2018	$—	$4,416

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2019, and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs (weighted-average)			Fair Value
			December 31,		December 31,
(dollars in thousands)	Valuation Technique	Description	2019	2018	2019	2018
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate [1]	10.76%	7.01%	$26,840	$30,508
		Discount Rate [2]	7.33%	9.59%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	92.24%	89.00%	$1,280	$871
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.20%	0.06%	$21,293	$3,545
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. For the year ended December 31, 2019, the Company recorded a $0.2 million impairment charge to fully write-down the net book value of aircraft parts that were previously on lease agreements. An impairment charge (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2019 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the equipment held for sale, the carrying value was deemed a Level 3 measurement. For the year ended December 31, 2018, there were no material adjustments to fair value for the Company’s assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2019, and December 31, 2018.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2019
Loans Held for Sale	$39,062	$38,293	$769

December 31, 2018
Loans Held for Sale	$10,987	$10,656	$331

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income. For the years ended December 31, 2019, and December 31, 2018, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2019, and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,042,294	$3,062,882	$275,663	$2,787,219	$—
Loans	10,664,885	10,873,208	—	—	10,873,208

Financial Instruments – Liabilities
Time Deposits	1,802,431	1,800,773	—	1,800,773	—
Securities Sold Under Agreements to Repurchase	604,306	627,780	—	627,780	—
Other Debt [1]	75,000	75,581	—	75,581	—

December 31, 2018
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,482,092	$3,413,994	$352,216	$3,061,778	$—
Loans	10,084,527	10,008,417	—	—	10,008,417

Financial Instruments – Liabilities
Time Deposits	1,745,522	1,734,447	—	1,734,447	—
Securities Sold Under Agreements to Repurchase	504,296	504,288	—	504,288	—
Other Debt [1]	125,000	124,559	—	124,559	—

[1]	Excludes finance lease obligations.

Note 22. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$44,233	$43,877	$45,430
Service Charges on Deposit Accounts	13,042	13,165	15,191
Fees, Exchange, and Other Service Charges	46,381	46,350	44,560
Annuity and Insurance	6,813	5,615	6,444
Other	9,633	9,652	8,966
Noninterest Income (in-scope of Topic 606)	120,102	118,659	120,591
Noninterest Income (out-of-scope of Topic 606)	63,236	50,264	64,826
Total Noninterest Income	$183,338	$168,923	$185,417

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2052. Portions of certain properties are subleased for terms extending through 2033. Substantially all of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities. The Company has one existing finance lease (previously referred to as a capital lease) for a portion of the Company’s principal offices with a lease term through 2052. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, Topic 842 did not materially impact the accounting for this lease.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

(dollars in thousands)	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$100,838
Finance lease right-of-use assets	Premises and Equipment, Net	2,376
Total Lease Right-of-Use Assets		$103,214

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$108,210
Finance lease liabilities	Other Debt	10,565
Total Lease Liabilities		$118,775

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used. For the Company’s only finance lease, the Company utilized its incremental borrowing rate at lease inception.

December 31, 2019
Weighted-average remaining lease term
Operating leases	16.8 years
Finance leases	33.0 years
Weighted-average discount rate
Operating leases	3.67%
Finance leases	7.04%

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

(dollars in thousands)	2019
Lease Costs
Operating lease cost	$12,616
Variable lease cost	3,504
Short-term lease cost	591
Finance lease cost
Interest on lease liabilities [1]	747
Amortization of right-of-use assets	72
Sublease income	(8,281)
Net lease cost	$9,249

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,779
Operating cash flows from finance leases	747
Financing cash flows from finance leases	78

Right-of-use assets obtained in exchange for new operating lease liabilities	4,101
Right-of-use assets obtained in exchange for new finance lease liabilities	—

[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Rental expense for operating leases for the years ended December 31, 2018, and December 31, 2017, were $19.3 million and $18.3 million, respectively. Sublease income for the years ended December 31, 2018, and December 31, 2017, were $7.6 million and $7.1 million, respectively.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2019, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2020	$825	$12,003
2021	825	11,329
2022	825	10,515
2023	825	9,687
2024	825	8,235
Thereafter	23,105	100,180
Total Future Minimum Lease Payments	27,230	151,949
Amounts Representing Interest	(16,665)	(43,739)
Present Value of Net Future Minimum Lease Payments	$10,565	$108,210

The Company, as lessor, leases and subleases certain properties to third party lessees. Rental income for these operating leases were $10.7 million, $8.7 million, and $8.2 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2019, were as follows:

(dollars in thousands)	Minimum Rental Income
2020	$6,614
2021	5,129
2022	3,817
2023	2,554
2024	1,152
Thereafter	4,530
Total	$23,796

Note 24.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Dividends from Bank of Hawaii	$220,000	$185,000	$130,000
Investment Securities Gains (Losses), Net	(850)	(819)	12,027
Other Income	261	198	204
Total Income	219,411	184,379	142,231
Noninterest Expense
Intercompany Salaries and Services	768	734	720
Other Expenses	1,682	1,701	1,401
Total Noninterest Expense	2,450	2,435	2,121
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	216,961	181,944	140,110
Income Tax Benefit (Expense)	1,818	2,229	(3,557)
Equity in Undistributed Income of Subsidiaries	7,134	35,429	48,119
Net Income	$225,913	$219,602	$184,672
Comprehensive Income	$245,844	$210,751	$183,863

Condensed Statements of Condition

(dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash with Bank of Hawaii	$37,056	$52,731
Investment Securities Held-to-Maturity	4,974	4,999
Goodwill	14,129	14,129
Income Taxes Receivable and Deferred Tax Assets	1,979	1,520
Other Assets	10,422	8,468
Equity in Net Assets of Subsidiaries	1,229,775	1,195,132
Total Assets	$1,298,335	$1,276,979

Liabilities
Income Taxes Payable	$58	$60
Other Liabilities	11,445	8,719
Total Liabilities	11,503	8,779
Shareholders' Equity	1,286,832	1,268,200
Total Liabilities and Shareholders' Equity	$1,298,335	$1,276,979

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Operating Activities
Net Income	$225,913	$219,602	$184,672
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	760	630	573
Net (Gains) Losses on Sales of Investment Securities	850	819	(12,027)
Equity in Undistributed Income of Subsidiaries	(7,134)	(35,429)	(48,119)
Net Change in Other Assets and Other Liabilities	(135)	870	(6,477)
Net Cash Provided by Operating Activities	220,254	186,492	118,622

Investing Activities
Capital Distribution from BOHC Investment Fund LLC	—	—	613
Capital Contributions to the Bank	—	—	(12,467)
Proceeds from (Expenses related to) Sales of Investment Securities	4,259	(819)	12,027
Purchase of Investment Securities Held-to-Maturity	(4,933)	—	—
Net Cash Provided by (Used in) Investing Activities	(674)	(819)	173

Financing Activities
Proceeds from Issuance of Common Stock	7,872	7,873	13,101
Repurchase of Common Stock	(137,649)	(91,988)	(47,076)
Cash Dividends Paid	(105,478)	(98,496)	(87,066)
Net Cash Used in Financing Activities	(235,255)	(182,611)	(121,041)

Net Change in Cash and Cash Equivalents	(15,675)	3,062	(2,246)
Cash and Cash Equivalents at Beginning of Period	52,731	49,669	51,915
Cash and Cash Equivalents at End of Period	$37,056	$52,731	$49,669

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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
March 2, 2020

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report. Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

The Parent’s Board of Directors has determined that Mark A. Burak, John C. Erickson, Robert Huret, Victor K. Nichols, and Raymond P. Vara, Jr., members of the Parent’s Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. All members on the Audit and Risk Committee are independent and are financially literate within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange, as applicable.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2020 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2019, December 31, 2018, and December 31, 2017

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, December 31, 2018, and December 31, 2017

Consolidated Statements of Condition – December 31, 2019, and December 31, 2018

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2019, December 31, 2018, and December 31, 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, December 31, 2018, and December 31, 2017

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

4.2	Description of Common Stock
10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*
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
10.10
Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11
Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12
Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24
Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28
Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29
Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incor2222porated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)*

10.30
Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.31
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 27, 2017).*

10.32
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

10.33
Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2019 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 25, 2019).*

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

Date:	March 2, 2020	Bank of Hawaii Corporation
		By:	/s/ Peter S. Ho
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 2, 2020

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho Chairman of the Board, Chief Executive Officer, and President	S. Haunani Apoliona, Director
/s/ Mary G. F. Bitterman	/s/ Mark A. Burak
Mary G. F. Bitterman, Director	Mark A. Burak, Director
/s/ John C. Erickson	/s/ Joshua D. Feldman
John C. Erickson, Director	Joshua D. Feldman, Director
/s/ Michelle Hulst	/s/ Robert Huret
Michelle Hulst, Director	Robert Huret, Director
/s/ Kent T. Lucien	/s/ Alicia E. Moy
Kent T. Lucien, Director and Chief Strategy Officer	Alicia E. Moy, Director
/s/ Victor K. Nichols	/s/ Barbara J. Tanabe
Victor K. Nichols, Director	Barbara J. Tanabe, Director
/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director
/s/ Dean Y. Shigemura	/s/ Andrea Wilson Ignacio
Dean Y. Shigemura, Chief Financial Officer	Andrea Wilson Ignacio, Principal Accounting Officer