Form 10-Q
period 2020-03-31
BANK OF HAWAII CORP
filed 2020-04-30
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020
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
Yes ☐  No ☒
 As of April 27, 2020, there were 40,010,741 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2020	2019
Interest Income
Interest and Fees on Loans and Leases	$108,210	$108,511
Income on Investment Securities
Available-for-Sale	16,711	13,432
Held-to-Maturity	19,252	21,921
Deposits	9	15
Funds Sold	546	1,444
Other	218	319
Total Interest Income	144,946	145,642
Interest Expense
Deposits	14,260	15,284
Securities Sold Under Agreements to Repurchase	4,025	4,571
Funds Purchased	72	157
Short-Term Borrowings	39	36
Other Debt	584	757
Total Interest Expense	18,980	20,805
Net Interest Income	125,966	124,837
Provision for Credit Losses	33,600	3,000
Net Interest Income After Provision for Credit Losses	92,366	121,837
Noninterest Income
Trust and Asset Management	10,915	10,761
Mortgage Banking	2,695	2,287
Service Charges on Deposit Accounts	7,451	7,364
Fees, Exchange, and Other Service Charges	13,200	14,208
Investment Securities Gains (Losses), Net	(970)	(835)
Annuity and Insurance	928	2,578
Bank-Owned Life Insurance	1,580	1,710
Other	10,350	5,606
Total Noninterest Income	46,149	43,679
Noninterest Expense
Salaries and Benefits	54,463	56,586
Net Occupancy	8,955	7,594
Net Equipment	8,456	6,833
Data Processing	4,788	4,526
Professional Fees	3,208	2,453
FDIC Insurance	1,456	1,269
Other	14,986	13,796
Total Noninterest Expense	96,312	93,057
Income Before Provision for Income Taxes	42,203	72,459
Provision for Income Taxes	7,461	13,660
Net Income	$34,742	$58,799
Basic Earnings Per Share	$0.88	$1.44
Diluted Earnings Per Share	$0.87	$1.43
Dividends Declared Per Share	$0.67	$0.62
Basic Weighted Average Shares	39,681,611	40,938,318
Diluted Weighted Average Shares	39,916,986	41,213,453

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Net Income	$34,742	$58,799
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	41,559	6,919
Defined Benefit Plans	374	246
Total Other Comprehensive Income (Loss)	41,933	7,165
Comprehensive Income	$76,675	$65,964

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Interest-Bearing Deposits in Other Banks	$6,346	$4,979
Funds Sold	96,898	254,574
Investment Securities
Available-for-Sale	2,681,049	2,619,003
Held-to-Maturity (Fair Value of $3,104,020 and $3,602,882)	3,004,139	3,042,294
Loans Held for Sale	20,789	39,062
Loans and Leases	11,352,780	10,990,892
Allowance for Credit Losses	(138,150)	(110,027)
Net Loans and Leases	11,214,630	10,880,865
Total Earning Assets	17,023,851	16,840,777
Cash and Due From Banks	453,465	299,105
Premises and Equipment, Net	196,228	188,388
Operating Lease Right-of-Use Assets	98,695	100,838
Accrued Interest Receivable	46,996	46,476
Foreclosed Real Estate	2,506	2,737
Mortgage Servicing Rights	22,537	25,022
Goodwill	31,517	31,517
Bank-Owned Life Insurance	289,536	287,962
Other Assets	376,902	272,674
Total Assets	$18,542,233	$18,095,496

Liabilities
Deposits
Noninterest-Bearing Demand	$4,378,918	$4,489,525
Interest-Bearing Demand	3,261,101	3,127,205
Savings	6,670,530	6,365,321
Time	1,744,812	1,802,431
Total Deposits	16,055,361	15,784,482
Funds Purchased	75,000	—
Short-Term Borrowings	75,000	—
Securities Sold Under Agreements to Repurchase	603,206	604,306
Other Debt	60,545	85,565
Operating Lease Liabilities	106,180	108,210
Retirement Benefits Payable	44,124	44,504
Accrued Interest Payable	7,932	8,040
Taxes Payable and Deferred Taxes	32,793	16,085
Other Liabilities	154,163	157,472
Total Liabilities	17,214,304	16,808,664
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2020 - 58,251,725 / 39,996,510 December 31, 2019 - 58,166,910 / 40,039,695; and March 31, 2019 - 58,166,535 / 41,078,688)	579	579
Capital Surplus	584,392	582,566
Accumulated Other Comprehensive Income (Loss)	10,821	(31,112)
Retained Earnings	1,773,607	1,761,415
Treasury Stock, at Cost (Shares; March 31, 2020 - 18,255,215 December 31, 2019 - 18,127,215; and March 31, 2019 - 17,087,847)	(1,041,470)	(1,026,616)
Total Shareholders’ Equity	1,327,929	1,286,832
Total Liabilities and Shareholders’ Equity	$18,542,233	$18,095,496
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Loss	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Operating Activities
Net Income	$34,742	$58,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	33,600	3,000
Depreciation and Amortization	4,767	3,996
Amortization of Deferred Loan and Lease Fees	462	(381)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	5,164	5,290
Amortization of Operating Lease Right-of-Use Assets	3,114	3,185
Share-Based Compensation	1,497	2,274
Benefit Plan Contributions	(403)	(372)
Deferred Income Taxes	(6,942)	(2,363)
Gains on Sale of Premises and Equipment	—	(558)
Net Gains on Sales of Loans and Leases	(1,956)	(1,065)
Net Losses (Gains) on Sales of Investment Securities	970	835
Proceeds from Sales of Loans Held for Sale	129,913	56,453
Originations of Loans Held for Sale	(110,415)	(63,014)
Net Tax Benefits from Share-Based Compensation	524	530
Net Change in Other Assets and Other Liabilities	(99,892)	(49,491)
Net Cash Provided by (Used in) Operating Activities	(4,855)	17,118

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	230,435	495,824
Purchases	(238,997)	(341,234)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	236,134	177,841
Purchases	(201,130)	(367,178)
Net Change in Loans and Leases	(364,878)	(104,120)
Purchases of Premises and Equipment	(12,607)	(11,583)
Proceeds from Sale of Premises and Equipment	—	639
Net Cash Used in Investing Activities	(351,043)	(149,811)

Financing Activities
Net Change in Deposits	270,879	240,068
Net Change in Short-Term Borrowings	148,900	(196)
Repayments of Long-Term Debt	(25,020)	(25,019)
Proceeds from Issuance of Common Stock	3,658	1,994
Repurchase of Common Stock	(17,633)	(43,189)
Cash Dividends Paid	(26,835)	(25,646)
Net Cash Provided by Financing Activities	353,949	148,012

Net Change in Cash and Cash Equivalents	(1,949)	15,319
Cash and Cash Equivalents at Beginning of Period	558,658	525,969
Cash and Cash Equivalents at End of Period	$556,709	$541,288
Supplemental Information
Cash Paid for Interest	$19,088	$20,583
Cash Paid for Income Taxes	3,459	2,764
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	—	106,514
Initial Recognition of Operating Lease Liabilities	—	113,394
Transfer from Loans to Foreclosed Real Estate	—	1,869

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Unfunded commitments to fund these low-income housing entities were $32.7 million and $21.3 million as of March 31, 2020, and December 31, 2019, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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
Although these entities meet the definition of a VIE, the Company is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $100.5 million and $84.6 million as of March 31, 2020, and December 31, 2019, respectively, and is included in other assets in the consolidated statements of condition.

Allowance for Credit Losses - Loans and Leases

The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. The Company considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses (“ACL”). The Company has designated two portfolio segments of loans and leases, commercial and consumer. These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The commercial portfolio segment is disaggregated into four classes, commercial and industrial, commercial mortgage, construction, and lease financing. The consumer portfolio segment is also disaggregated into four classes, residential mortgage, home equity, auto, and other (which is comprised of revolving credit, installment, and consumer lease financing arrangements). Each commercial and consumer portfolio class is also segmented based on risk characteristics.

Commercial portfolio segment
The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s historical net charge-offs to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the ACL for most of the commercial portfolio segment.

The Company also considers qualitative adjustments to the quantitative baseline. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

The Company also incorporates a one-year reasonable and supportable (“R&S”) loss forecast period to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The asset quality review is reviewed by management and the results are used to consider a qualitative overlay to the quantitative baseline. After the one-year R&S loss forecast period, this overlay adjustment assumes an immediate reversion to historical loss rates for the remaining loan life period.

The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans are removed from the pooling approach discussed above for the quantitative baseline, and include non-accrual loans, troubled debt restructurings (“TDRs”), and other loans as deemed appropriate by management. In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a commercial loan expected to be classified as a TDR within the next six months. Management judgment is utilized to make this determination.

Consumer portfolio segment
The historical loss experience for the consumer portfolio segment is primarily determined using a Vintage method. This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originate in the same period, known as a vintage. The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the ACL for most of the consumer portfolio segment. The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further (e.g., geography, lien position) depending on the product.

After determining the ACL quantitative baseline, the Company also considers qualitative adjustments to the quantitative baseline. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. The environmental factors considered for the consumer portfolio are similar to the aforementioned factors considered for the commercial portfolio.

The Company also incorporates a one-year R&S loss forecast period to account for forecasted economic conditions and other factors on the performance of the consumer portfolio which could differ from historical loss experience. The Company performs a quarterly asset quality review designed to estimate gross charge-offs and recoveries for the forecast period. Management evaluates additional factors that may not be reflected in the net charge-off forecast to determine whether a qualitative overlay adjustment is warranted.

As of January 1, 2020, implementation date, and following the one-year R&S loss forecast period, the Company chose a reversion back to average historical loss rates using a straight line method based on forecasted and relatively benign economic conditions at the measurement date, with the exception of the home equity portfolio. For the home equity portfolio, the Company elected to revert back to average historical loss rates using a straight line method over the halfway point of the average life of the portfolio. The halfway point is used for the home equity portfolio given the longer average life length compared to the other consumer portfolios.

As of March 31, 2020, following the one-year R&S loss forecast period, the Company chose an immediate reversion back to average historical loss rates. The change in reversion method was due to the impact of COVID-19 which created a much more volatile and uncertain economic outlook. The Company is forecasting that losses will be lower than historical rates during the R&S loss forecast period due to the impact of unprecedented fiscal, monetary and regulatory programs to support the economy, as well as the assistance the Company is providing to borrowers through its various credit assistance programs. Given this forecast and the uncertainty of the impact of COVID-19 after the one-year R&S loss forecast period, the Company determined that a change to immediate reversion was appropriate for this measurement date.

The Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in the quantitative baseline. These individually evaluated loans include “reasonably expected” TDRs, identified by the Company as a consumer loan for which a borrower’s application of loan modification due to hardship has been approved by the Company.

See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Allowance for Credit Losses - Held-to-Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the CECL approach to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities.

The Company also carries a limited portfolio of HTM municipal bonds. As of March 31, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa1, with a portion of these bonds escrowed to maturity. To estimate the expected credit losses, the Company utilized the probability of default (“PD”)/loss given default (“LGD”) methodology. The PD, which represents the percentage likelihood that a bond will default over a given time period, is primarily based upon the bond’s current credit rating and maturity and computed using Moody’s rating transition matrix, which provides the probability of a rating migrating to default within a one-year period (adjustments are made for longer maturities). The LGD, which represents the percentage of loss if a default occurs, is based on the median recovery rate for municipals according to Moody’s. The Company’s exposure at default, represented by the carrying value of the municipal bond portfolio, is multiplied with the PD and the LGD to arrive at the expected credit loss. Management may exercise discretion to make adjustments based on environmental factors. As of March 31, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

Accrued Interest Receivable
Upon adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” and its related amendments on January 1, 2020, the Company made the following elections regarding accrued interest receivable:

•	Presenting accrued interest receivable balances separately within another statements of position line item.

•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables from related disclosure requirements.

•
Continuing our policy to write off accrued interest receivable by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

•
Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

Collateral-Dependent Loans

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in other noninterest expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates. If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw. Loss rates are estimated by utilizing the same loss rates calculated for the Allowance general reserves. For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including Hawaii and the Pacific Islands. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•
Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•
Pay Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

•
Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•
Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

•
Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Accounting Standards Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). CECL applies to: (1) financial assets measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL approach does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities measure credit losses in a similar manner to legacy GAAP except that the credit losses are now recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 expanded or revised the disclosure requirements related to loans and debt securities. In addition, entities are required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was effective for interim and annual reporting periods beginning after December 15, 2019.

The Company adopted the standard on January 1, 2020, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings, as of January 1, 2020 (i.e., modified retrospective approach). Upon adoption of the standard, the Company recorded a $5.1 million decrease to the reserve for credit losses, which resulted in a $3.6 million after-tax increase to retained earnings as of January 1, 2020. The tax effect resulted in an increase to deferred tax liabilities. This “Day 1” impact of CECL adoption is summarized below:

(dollars in thousands)	December 31, 2019	CECL Adoption Impact	January 1, 2020
Allowance for Credit Losses:
Commercial	$73,801	$(18,789)	$55,012
Consumer	36,226	17,052	53,278
Total Allowance for Credit Losses	110,027	(1,737)	108,290
Reserve for Unfunded Commitments	6,822	(3,335)	3,487
Total Reserve for Credit Losses	$116,849	$(5,072)	$111,777

Retained Earnings
Total Pre-tax Impact		$5,072
Tax Effect		(1,440)
Increase to Retained Earnings		$3,632

The Company did not record an allowance for AFS or HTM securities on Day 1 as the investment portfolio consists primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. See Note 3 Investment Securities and Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” With respect to Topic 326, ASU 2019-04 clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The Company made the accounting policy elections not to measure an allowance for credit losses on accrued interest receivable, to write-off accrued interest amounts by reversing interest income, and to present accrued interest receivable separately from the related financial asset on the statements of financial condition. The amendments to Topic 326 were adopted concurrently with ASU 2016-13 on January 1, 2020. The financial statement impact in regards to the amendments to Topic 326 are incorporated within ASU 2016-13 mentioned above. With respect to Topic 825, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments to Topic 825 were effective for interim and annual reporting periods beginning after December 15, 2019, and did not have a material impact on the Company’s Consolidated Financial Statements. The Company elected to early adopt the amendments to Topic 815 in June 2019. See Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for more information.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to HTM debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 was adopted concurrently with ASU 2016-13 on January 1, 2020. The Company did not elect the fair value option, and therefore, ASU 2019-05 did not impact the Company’s Consolidated Financial Statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU requires entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for purchased credit-deteriorated (“PCD”) financial assets. It also provides transition relief related to TDRs, allows entities to exclude accrued interest amounts from certain required disclosures and clarifies the requirements for applying the collateral maintenance practical expedient. ASU 2019-11 was adopted concurrently with ASU 2016-13 on January 1, 2020, and did not have a material impact to the Company’s Consolidated Financial Statements.

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Interest-Bearing Deposits in Other Banks	$6,346	$4,979
Funds Sold	96,898	254,574
Cash and Due From Banks	453,465	299,105
Total Cash and Cash Equivalents	$556,709	$558,658

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$202,065	$262	$(1,238)	$201,089
Debt Securities Issued by States and Political Subdivisions	53,981	1,043	(1)	55,023
Debt Securities Issued by U.S. Government-Sponsored Enterprises	936	76	—	1,012
Debt Securities Issued by Corporations	274,353	1,969	(5,146)	271,176
Mortgage-Backed Securities:
Residential - Government Agencies	1,159,266	41,360	(1,412)	1,199,214
Residential - U.S. Government-Sponsored Enterprises	635,161	26,178	(166)	661,173
Commercial - Government Agencies	287,441	5,790	(869)	292,362
Total Mortgage-Backed Securities	2,081,868	73,328	(2,447)	2,152,749
Total	$2,613,203	$76,678	$(8,832)	$2,681,049
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$214,612	$2,111	$—	$216,723
Debt Securities Issued by States and Political Subdivisions	54,543	1,017	—	55,560
Debt Securities Issued by Corporations	14,243	104	—	14,347
Mortgage-Backed Securities:
Residential - Government Agencies	994,405	38,678	(36)	1,033,047
Residential - U.S. Government-Sponsored Enterprises	1,648,144	57,554	—	1,705,698
Commercial - Government Agencies	78,192	763	(310)	78,645
Total Mortgage-Backed Securities	2,720,741	96,995	(346)	2,817,390
Total	$3,004,139	$100,227	$(346)	$3,104,020

December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $7.1 million and $7.5 million as of March 31, 2020, and December 31, 2019, respectively. For held-to-maturity (“HTM”) debt securities, AIR to totaled $8.9 million and $8.1 million as of March 31, 2020, and December 31, 2019, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2020.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$66,246	$66,355
Due After One Year Through Five Years	96,977	95,275
Due After Five Years Through Ten Years	167,141	166,707
Due After Ten Years	50	51
	330,414	328,388

Debt Securities Issued by Government Agencies	200,921	199,912
Mortgage-Backed Securities:
Residential - Government Agencies	1,159,266	1,199,214
Residential - U.S. Government-Sponsored Enterprises	635,161	661,173
Commercial - Government Agencies	287,441	292,362
Total Mortgage-Backed Securities	2,081,868	2,152,749
Total	$2,613,203	$2,681,049

Held-to-Maturity:
Due in One Year or Less	$234,892	$237,171
Due After One Year Through Five Years	48,506	49,459
	283,398	286,630
Mortgage-Backed Securities:
Residential - Government Agencies	994,405	1,033,047
Residential - U.S. Government-Sponsored Enterprises	1,648,144	1,705,698
Commercial - Government Agencies	78,192	78,645
Total Mortgage-Backed Securities	2,720,741	2,817,390
Total	$3,004,139	$3,104,020

Investment securities with carrying values of $3.4 billion and $2.6 billion as of March 31, 2020, and December 31, 2019, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2020, and March 31, 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Gross Gains on Sales of Investment Securities	$77	$2,030
Gross Losses on Sales of Investment Securities	(1,047)	(2,865)
Net Gains (Losses) on Sales of Investment Securities	$(970)	$(835)

The losses on sales of investment securities during the three months ended March 31, 2020, and March 31, 2019, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. In addition, the gross losses on sales of investment securities during the three months ended March 31, 2019, included losses on sales of municipal debt securities and mortgage-backed securities as part of a portfolio repositioning.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$97,978	$(1,126)	$53,511	$(112)	$151,489	$(1,238)
Debt Securities Issued by States and Political Subdivisions	—	—	355	(1)	355	(1)
Debt Securities Issued by Corporations	50,000	(644)	100,866	(4,502)	150,866	(5,146)
Mortgage-Backed Securities:
Residential - Government Agencies	54,491	(1,072)	65,155	(340)	119,646	(1,412)
Residential - U.S. Government-Sponsored Enterprises	—	—	10,994	(166)	10,994	(166)
Commercial - Government Agencies	51,105	(869)	—	—	51,105	(869)
Total Mortgage-Backed Securities	105,596	(1,941)	76,149	(506)	181,745	(2,447)
Total	$253,574	$(3,711)	$230,881	$(5,121)	$484,455	$(8,832)

December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$65,479	$(188)	$101,761	$(1,259)	$167,240	$(1,447)
Debt Securities Issued by States and Political Subdivisions	6,788	(14)	440	—	7,228	(14)
Debt Securities Issued by Corporations	25,892	(326)	74,693	(307)	100,585	(633)
Mortgage-Backed Securities:
Residential - Government Agencies	119,271	(526)	170,805	(2,741)	290,076	(3,267)
Residential - U.S. Government-Sponsored Enterprises	187,861	(816)	73,720	(1,058)	261,581	(1,874)
Commercial - Government Agencies	59,826	(319)	52,965	(2,222)	112,791	(2,541)
Total Mortgage-Backed Securities	366,958	(1,661)	297,490	(6,021)	664,448	(7,682)
Total	$465,117	$(2,189)	$474,384	$(7,587)	$939,501	$(9,776)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2020, which were comprised of 97 individual securities, represent a credit loss impairment.  The gross unrealized losses in our corporate bond portfolio were related to debt securities issued by large multinational banks. The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19. However, as of March 31, 2020, such credit spreads have tightened significantly from their widest levels earlier in the quarter. In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses. As of March 31, 2020, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of the AFS debt securities in an unrealized loss position as of March 31, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2020.

The Company also carries a limited portfolio of HTM municipal bonds. As of March 31, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa1, with a portion of these bonds escrowed to maturity. Utilizing the CECL approach, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded as of March 31, 2020.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2020, and March 31, 2019, were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Taxable	$35,393	$31,992
Non-Taxable	570	3,361
Total Interest Income from Investment Securities	$35,963	$35,353

As of March 31, 2020, and December 31, 2019, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank Stock	$15,000	$13,000
Federal Reserve Bank Stock	21,198	21,093
Total	$36,198	$34,093

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of March 31, 2020, the conversion ratio was 1.6228. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. Concurrent with every sale the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation mentioned above, the remaining 80,214 Class B shares (130,171 Class A equivalents) that the Company owns as of March 31, 2020, are carried at a zero cost basis.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2020, and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,558,232	$1,379,152
Commercial Mortgage	2,616,243	2,518,051
Construction	245,390	194,170
Lease Financing	110,704	122,454
Total Commercial	4,530,569	4,213,827
Consumer
Residential Mortgage	3,928,183	3,891,100
Home Equity	1,692,154	1,676,073
Automobile	716,214	720,286
Other [1]	485,660	489,606
Total Consumer	6,822,211	6,777,065
Total Loans and Leases	$11,352,780	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $3.2 million and $0.5 million for the three months ended March 31, 2020, and March 31, 2019, respectively.

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2020, and December 31, 2019, AIR for loans totaled $30.9 million and $30.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the Company’s January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the Allowance since December 31, 2019. As a result of this adoption, the Company recorded a $1.7 million decrease to the Allowance as a cumulative-effect adjustment on January 1, 2020.

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2020, and March 31, 2019.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2019)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(693)	(6,484)	(7,177)
Recoveries on Loans and Leases Previously Charged-Off	329	3,108	3,437
Net Loans and Leases Recovered (Charged-Off)	(364)	(3,376)	(3,740)
Provision for Credit Losses	13,339	20,261	33,600
Balance at End of Period	$67,987	$70,163	$138,150

Three Months Ended March 31, 2019
Allowance for Credit Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(1,986)	(4,842)	(6,828)
Recoveries on Loans and Leases Previously Charged-Off	501	2,657	3,158
Net Loans and Leases Recovered (Charged-Off)	(1,485)	(2,185)	(3,670)
Provision for Credit Losses	2,138	862	3,000
Balance at End of Period	$67,527	$38,496	$106,023

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

Special Mention:
Loans and leases in all classes within the commercial portfolio segment that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered Special Mention. The Special Mention credit quality indicator is not used for the consumer portfolio segment.

Classified:
Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any. Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest. Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered Pass if the current loan-to-value ratio is 60% or less. Home equity loans that are past due 90 days or more as to principal or interest may be considered Pass if the first mortgage is with the Company and the current combined loan-to-value ratio is 60% or less. Residential mortgage and home equity loans may be current as to principal and interest, but may be considered Classified for a period of generally up to six months following a loan modification. Following a period of demonstrated performance in accordance with the modified contractual terms, the loan may be removed from Classified status. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to Classified loans and leases are not corrected in a timely manner.

For pass rated credits, risk ratings are certified at a minimum annually. For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis monthly or at a minimum quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	YTD March 31, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2020
Commercial
Commercial and Industrial
Pass	$160,663	$253,285	$212,901	$93,614	$87,982	$108,952	$557,732	$1,122	$1,476,251
Special Mention	62	508	2,087	700	116	152	19,345	—	22,970
Classified	605	22,117	1,678	1,455	440	20,479	12,069	168	59,011
Total Commercial and Industrial	$161,330	$275,910	$216,666	$95,769	$88,538	$129,583	$589,146	$1,290	$1,558,232
Commercial Mortgage
Pass	$209,933	$591,055	$396,239	$302,711	$329,045	$602,337	$81,036	$—	$2,512,356
Special Mention	3,961	820	19,919	13,176	7,359	7,884	—	—	53,119
Classified	11,464	5,413	8,453	1,405	704	23,329	—	—	50,768
Total Commercial Mortgage	$225,358	$597,288	$424,611	$317,292	$337,108	$633,550	$81,036	$—	$2,616,243
Construction
Pass	$54,220	$81,985	$45,600	$20,336	$—	$1,936	$40,152	$—	$244,229
Classified	—	—	—	—	—	1,161	—	—	1,161
Total Construction	$54,220	$81,985	$45,600	$20,336	$—	$3,097	$40,152	$—	$245,390
Lease Financing
Pass	$2,785	$23,324	$16,762	$5,767	$12,007	$48,527	$—	$—	$109,172
Special Mention	—	—	—	2	34	—	—	—	36
Classified	38	80	1,206	59	113	—	—	—	1,496
Total Lease Financing	$2,823	$23,404	$17,968	$5,828	$12,154	$48,527	$—	$—	$110,704
Total Commercial	$443,731	$978,587	$704,845	$439,225	$437,800	$814,757	$710,334	$1,290	$4,530,569
Consumer
Residential Mortgage
Pass	$212,313	$704,271	$445,511	$625,159	$678,049	$1,258,545	$—	$—	$3,923,848
Classified	—	—	—	932	—	3,403	—	—	4,335
Total Residential Mortgage	$212,313	$704,271	$445,511	$626,091	$678,049	$1,261,948	$—	$—	$3,928,183
Home Equity
Pass	$—	$—	$—	$—	$—	$6,245	$1,637,082	$43,589	$1,686,916
Classified	—	—	—	—	—	103	3,973	1,162	5,238
Total Home Equity	$—	$—	$—	$—	$—	$6,348	$1,641,055	$44,751	$1,692,154
Automobile
Pass	$63,914	$265,516	$208,273	$98,987	$51,746	$26,912	$—	$—	$715,348
Classified	—	182	166	257	179	82	—	—	866
Total Automobile	$63,914	$265,698	$208,439	$99,244	$51,925	$26,994	$—	$—	$716,214
Other[1]
Pass	$45,414	$181,911	$123,803	$68,751	$17,783	$6,098	$39,053	$1,643	$484,456
Classified	—	326	326	302	119	44	79	8	1,204
Total Other	$45,414	$182,237	$124,129	$69,053	$17,902	$6,142	$39,132	$1,651	$485,660
Total Consumer	$321,641	$1,152,206	$778,079	$794,388	$747,876	$1,301,432	$1,680,187	$46,402	$6,822,211
Total Loans and Leases	$765,372	$2,130,793	$1,482,924	$1,233,613	$1,185,676	$2,116,189	$2,390,521	$47,692	$11,352,780

[1]	Comprised of other revolving credit, installment, and lease financing.

For the three months ended March 31, 2020, $0.6 million revolving loans were converted to term loans.

The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,306,040	$2,463,858	$188,832	$120,933	$4,079,663
Special Mention	37,722	16,453	4,148	—	58,323
Classified	35,390	37,740	1,190	1,521	75,841
Total	$1,379,152	$2,518,051	$194,170	$122,454	$4,213,827

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,886,389	$1,671,468	$719,337	$488,113	$6,765,307
Classified	4,711	4,605	949	1,493	11,758
Total	$3,891,100	$1,676,073	$720,286	$489,606	$6,777,065
Total Recorded Investment in Loans and Leases					$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2020, and December 31, 2019.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of March 31, 2020
Commercial
Commercial and Industrial	$3,596	$255	$—	$634	$4,485	$1,553,747	$1,558,232	$429
Commercial Mortgage	4,637	—	—	9,048	13,685	2,602,558	2,616,243	9,048
Construction	720	—	—	—	720	244,670	245,390	—
Lease Financing	23	—	—	—	23	110,681	110,704	—
Total Commercial	8,976	255	—	9,682	18,913	4,511,656	4,530,569	9,477
Consumer
Residential Mortgage	3,935	2,342	3,024	4,330	13,631	3,914,552	3,928,183	1,104
Home Equity	4,367	2,819	3,426	4,086	14,698	1,677,456	1,692,154	839
Automobile	14,590	4,096	866	—	19,552	696,662	716,214	—
Other [1]	3,648	1,905	1,205	—	6,758	478,902	485,660	—
Total Consumer	26,540	11,162	8,521	8,416	54,639	6,767,572	6,822,211	1,943
Total	$35,516	$11,417	$8,521	$18,098	$73,552	$11,279,228	$11,352,780	$11,420

As of December 31, 2019
Commercial
Commercial and Industrial	$12,534	$148	$—	$830	$13,512	$1,365,640	$1,379,152	$421
Commercial Mortgage	2,998	—	—	9,244	12,242	2,505,809	2,518,051	9,244
Construction	101	51	—	—	152	194,018	194,170	—
Lease Financing	720	—	—	—	720	121,734	122,454	—
Total Commercial	16,353	199	—	10,074	26,626	4,187,201	4,213,827	9,665
Consumer
Residential Mortgage	6,097	2,070	1,839	4,125	14,131	3,876,969	3,891,100	1,429
Home Equity	3,949	2,280	4,125	3,181	13,535	1,662,538	1,676,073	412
Automobile	16,067	4,154	949	—	21,170	699,116	720,286	—
Other [1]	3,498	2,074	1,493	—	7,065	482,541	489,606	—
Total Consumer	29,611	10,578	8,406	7,306	55,901	6,721,164	6,777,065	1,841
Total	$45,964	$10,777	$8,406	$17,380	$82,527	$10,908,365	$10,990,892	$11,506

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2020, and December 31, 2019.

	March 31, 2020			December 31, 2019
(dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans without a related ACL	Total Nonaccrual loans	Total Nonaccrual loans
Commercial
Commercial and Industrial	$634	$—	$634	$830
Commercial Mortgage	3,543	5,505	9,048	9,244
Total Commercial	4,177	5,505	9,682	10,074
Consumer
Residential Mortgage	3,399	931	4,330	4,125
Home Equity	4,086	—	4,086	3,181
Total Consumer	7,485	931	8,416	7,306
Total	$11,662	$6,436	$18,098	$17,380

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $67.1 million as of March 31, 2020, and $69.1 million as of December 31, 2019.  There were $0.2 million and $0.3 million commitments to lend additional funds on loans modified in a TDR as of March 31, 2020, and December 31, 2019, respectively.

The Company offers various types of concessions when modifying a loan or lease. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR generally include fully amortizing the loan for up to 40 years from the modification effective date. In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan. Land loans are also included in the class of residential mortgage loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loan modifications usually involve extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months. Interest rates are not changed for land loan modifications. Home equity modifications are made infrequently and uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2020, and March 31, 2019.

	Loans Modified as a TDR for the Three Months Ended March 31, 2020			Loans Modified as a TDR for the Three Months Ended March 31, 2019
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	2	$99	$2	3	$111	$5
Commercial Mortgage	—	—	—	1	3,907	—
Total Commercial	2	99	2	4	4,018	5
Consumer
Automobile	52	893	14	117	2,240	34
Other [2]	31	240	10	39	229	6
Total Consumer	83	1,133	24	156	2,469	40
Total	85	$1,232	$26	160	$6,487	$45

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2020, and March 31, 2019, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	18	$176	14	$266
Other [2]	5	50	19	125
Total Consumer	23	226	33	391
Total	23	$226	33	$391

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Summary of Significant Accounting Policies for more information.
Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.9 million as of March 31, 2020.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of March 31, 2020, and December 31, 2019, respectively.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $3.7 million and $1.8 million for the three months ended March 31, 2020, and March 31, 2019, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2020, and March 31, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at Beginning of Period	$1,126	$1,290
Change in Fair Value:
Due to Payoffs	(25)	(22)
Total Changes in Fair Value of Mortgage Servicing Rights	(25)	(22)
Balance at End of Period	$1,101	$1,268

For the three months ended March 31, 2020, and March 31, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at Beginning of Period	$23,896	$23,020
Servicing Rights that Resulted From Asset Transfers	1,165	551
Amortization	(1,112)	(690)
Valuation Allowance Provision	(2,513)	—
Balance at End of Period	$21,436	$22,881

Valuation Allowance:
Balance at Beginning of Period	$—	$—
Valuation Allowance Provision	(2,513)	—
Balance at End of Period	$(2,513)	$—

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$25,714	$29,218
End of Period	$21,436	$26,814

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Weighted-Average Constant Prepayment Rate [1]	14.93%	10.76%
Weighted-Average Life (in years)	4.88	6.20
Weighted-Average Note Rate	3.96%	3.99%
Weighted-Average Discount Rate [2]	5.90%	7.33%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2020, and December 31, 2019, is presented in the following table.

(dollars in thousands)	March 31, 2020	December 31, 2019
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(228)	$(296)
Decrease in fair value from 50 bps adverse change	(452)	(586)
Discount Rate
Decrease in fair value from 25 bps adverse change	(204)	(264)
Decrease in fair value from 50 bps adverse change	(403)	(522)

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

The Company is a limited partner or non-managing member in each LIHTC limited partnership or limited liability company, respectively. Each of these entities is managed by an unrelated third-party general partner or managing member who exercises significant control over the affairs of the entity. The general partner or managing member has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership or managing member of a limited liability company. Duties entrusted to the general partner or managing member include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to the limited partner(s) or non-managing member(s) relating to the approval of certain transactions, the limited partner(s) and non-managing member(s) may not participate in the operation, management, or control of the entity’s business, transact any business in the entity’s name or have any power to sign documents for or otherwise bind the entity. In addition, the general partner or managing member may only be removed by the limited partner(s) or managing member(s) in the event of a failure to comply with the terms of the agreement or negligence in performing its duties.

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $92.9 million and $76.3 million as of March 31, 2020, and December 31, 2019, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2020, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2020	$25,423
2021	5,310
2022	79
2023	55
2024	55
Thereafter	1,754
Total Unfunded Commitments	$32,676

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2020, and March 31, 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Effective Yield Method
Tax credits and other tax benefits recognized	$2,938	$2,930
Amortization Expense in Provision for Income Taxes	2,147	1,891

Proportional Amortization Method
Tax credits and other tax benefits recognized	$1,523	$753
Amortization Expense in Provision for Income Taxes	1,318	645

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2020, and March 31, 2019.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $18.9 million and $5.1 million as of March 31, 2020, and December 31, 2019, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2020, and December 31, 2019, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	—	1,200	—	490	1,690
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$—	$2,716	$225,000	$375,490	$603,206

December 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	1,200	1,100	—	490	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$1,200	$2,616	$225,000	$375,490	$604,306

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2020, and December 31, 2019. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
March 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$36	$—	$36	$36	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	18,947	—	18,947	36	8,955	9,956

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	3,206	—	3,206	—	3,206	—
	$603,206	$—	$603,206	$—	$603,206	$—

December 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$584	$—	$584	$584	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,361	—	5,361	584	3,818	959

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,306	—	4,306	—	4,306	—
	$604,306	$—	$604,306	$—	$604,306	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $646.4 million and $645.3 million as of March 31, 2020, and December 31, 2019, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.4 million and $5.5 million as of March 31, 2020, and December 31, 2019, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2020, and March 31, 2019:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$56,556	$14,989	$41,567
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	$(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	65	17	48
Net Unrealized Gains (Losses) on Investment Securities	56,544	14,985	41,559
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	570	152	418
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$57,053	$15,120	$41,933

Three Months Ended March 31, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$8,952	$2,371	$6,581
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	64	17	$47
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	396	105	291
Net Unrealized Gains (Losses) on Investment Securities	9,412	2,493	6,919
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	107	299
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	88	246
Other Comprehensive Income (Loss)	$9,746	$2,581	$7,165

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020, and March 31, 2019:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	41,567	—	—	41,567
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	48	374	366
Total Other Comprehensive Income (Loss)	41,511	48	374	41,933
Balance at End of Period	$49,870	$(667)	$(38,382)	$10,821

Three Months Ended March 31, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	6,581	—	—	6,581
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	47	291	246	584
Total Other Comprehensive Income (Loss)	6,628	291	246	7,165
Balance at End of Period	$(3,819)	$(4,295)	$(35,764)	$(43,878)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2020, and March 31, 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(65)	$(396)	Interest Income
	17	105	Provision for Income Tax
	(48)	(291)	Net of Tax
Sale of Investment Securities Available-for-Sale	77	(64)	Investment Securities Gains (Losses), Net
	(21)	17	Provision for Income Tax
	56	(47)	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	72
Net Actuarial Losses [2]	(570)	(406)
	(509)	(334)	Total Before Tax
	135	88	Provision for Income Tax
	(374)	(246)	Net of Tax

Total Reclassifications for the Period	$(366)	$(584)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2020, and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Denominator for Basic Earnings Per Share	39,681,611	40,938,318
Dilutive Effect of Equity Based Awards	235,375	275,135
Denominator for Diluted Earnings Per Share	39,916,986	41,213,453

Antidilutive Stock Options and Restricted Stock Outstanding	106,602	102,394

Note 10.  Business Segments

Effective January 1, 2020, the Company changed segments based on management structure and strategic focus which is placing a greater emphasis on customer segment vs. product type. The Company’s business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other. The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with the process used by any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current reporting structure.

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

The provision for income taxes is allocated to business segments using a 26% effective income tax rate. However, the provision for income taxes for our Leasing business unit (included in the Commercial Banking segment) and Auto Leasing portfolio and Pacific Century Life Insurance business unit (both included in the Consumer Banking segment) are assigned their actual effective income tax rates due to the unique relationship that income taxes have with their products. The residual income tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Other.

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 67 branch locations and 382 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2020, and March 31, 2019, were as follows:

(dollars in thousands)	Consumer	Commercial	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2020
Net Interest Income	$73,661	$45,986	$6,319	$125,966
Provision for Credit Losses	3,545	290	29,765	33,600
Net Interest Income After Provision for Credit Losses	70,116	45,696	(23,446)	92,366
Noninterest Income	32,590	11,735	1,824	46,149
Noninterest Expense	(70,900)	(17,298)	(8,114)	(96,312)
Income Before Provision for Income Taxes	31,806	40,133	(29,736)	42,203
Provision for Income Taxes	(7,984)	(9,760)	10,283	(7,461)
Net Income	$23,822	$30,373	$(19,453)	$34,742
Total Assets as of March 31, 2020	$7,385,185	$4,584,040	$6,573,008	$18,542,233

Three Months Ended March 31, 2019 [1]
Net Interest Income	$76,352	$47,290	$1,195	$124,837
Provision for Credit Losses	2,224	1,446	(670)	3,000
Net Interest Income After Provision for Credit Losses	74,128	45,844	1,865	121,837
Noninterest Income	34,478	7,061	2,140	43,679
Noninterest Expense	(69,427)	(20,955)	(2,675)	(93,057)
Income Before Provision for Income Taxes	39,179	31,950	1,330	72,459
Provision for Income Taxes	(9,834)	(6,002)	2,176	(13,660)
Net Income	$29,345	$25,948	$3,506	$58,799
Total Assets as of March 31, 2019 [1]	$6,796,106	$4,004,176	$6,646,131	$17,446,413

1 Certain prior period information has been reclassified to conform to current presentation.

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2020, and March 31, 2019.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019
Three Months Ended March 31,
Service Cost	$—	$—	$151	$118
Interest Cost	900	1,094	231	258
Expected Return on Plan Assets	(1,258)	(1,249)	—	—
Amortization of:
Prior Service Credit	—	—	(61)	(72)
Net Actuarial Losses (Gains)	570	484	—	(78)
Net Periodic Benefit Cost	$212	$329	$321	$226

The service cost component of net periodic benefit cost are included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three months ended March 31, 2020, the Company contributed $0.1 million to the pension plans and $0.3 million to the postretirement benefit plan.  The Company expects to contribute a total of $0.4 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2020.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$82,433	$3,930	$48,677	$1,280
Forward Commitments	75,861	(1,247)	82,735	(182)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,035,227	95,661	802,389	26,070
Pay Fixed/Receive Variable Swaps	1,035,227	(18,911)	802,389	(4,777)
Foreign Exchange Contracts	88,211	107	85,499	163
Conversion Rate Swap Agreement	98,180	—	114,499	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2020, and December 31, 2019:

Derivative Financial Instruments	March 31, 2020		December 31, 2019
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$3,930	$—	$1,280	$—
Forward Commitments	52	1,299	23	205
Interest Rate Swap Agreements	95,918	19,168	27,344	6,051
Foreign Exchange Contracts	691	584	284	121
Total	$100,591	$21,051	$28,931	$6,377

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2020, and March 31, 2019:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2020	2019
Interest Rate Lock Commitments	Mortgage Banking	$6,303	$1,725
Forward Commitments	Mortgage Banking	(2,184)	(592)
Interest Rate Swap Agreements	Other Noninterest Income	6,438	1,136
Foreign Exchange Contracts	Other Noninterest Income	714	914
Total		$11,271	$3,183

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

As of March 31, 2020, and December 31, 2019, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, Swap Agreements, foreign exchange contracts, and conversion rate swap agreements.

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

The Company enters into Swap Agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with third-party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition. Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  Collateral, usually in the form of cash or marketable securities, is posted by the counterparty with net liability positions in accordance with contract thresholds.  See Note 7 Balance Sheet Offsetting for more information.

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

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of March 31, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Unfunded Commitments to Extend Credit	$2,579,748	$2,713,937
Standby Letters of Credit	83,175	81,000
Commercial Letters of Credit	15,870	16,981
Total Credit Commitments	$2,678,793	$2,811,918

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

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers. On October 16, 2019, the Bank reached a tentative settlement with the named plaintiff, subject to documentation and court approvals.  The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  The Company had an $8.0 million reserve relating to this claim, as of March 31, 2020. On March 12, 2020, the court granted preliminary approval of the settlement. A court hearing for final approval of the settlement is set for July 6, 2020.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of March 31, 2020, the unpaid principal balance of residential mortgage loans sold by the Company was $2.8 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the three months ended March 31, 2020, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in the applicable contract. As of March 31, 2020, there was no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the three months ended March 31, 2020, there were no loans repurchased related to loan servicing activities. As of March 31, 2020, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of March 31, 2020, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of March 31, 2020, and December 31, 2019, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,176	$199,913	$—	$201,089
Debt Securities Issued by States and Political Subdivisions	—	55,023	—	55,023
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,012	—	1,012
Debt Securities Issued by Corporations	—	271,176	—	271,176
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,199,214	—	1,199,214
Residential - U.S. Government-Sponsored Enterprises	—	661,173	—	661,173
Commercial - Government Agencies	—	292,362	—	292,362
Total Mortgage-Backed Securities	—	2,152,749	—	2,152,749
Total Investment Securities Available-for-Sale	1,176	2,679,873	—	2,681,049
Loans Held for Sale	—	20,789	—	20,789
Mortgage Servicing Rights	—	—	1,101	1,101
Other Assets	42,844	—	—	42,844
Derivatives [1]	—	743	99,848	100,591
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2020	$44,020	$2,701,405	$100,949	$2,846,374

Liabilities:
Derivatives [1]	$—	$1,883	$19,168	$21,051
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2020	$—	$1,883	$19,168	$21,051

December 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,155	$219,976	$—	$221,131
Debt Securities Issued by States and Political Subdivisions	—	55,097	—	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	22,147	—	22,147
Debt Securities Issued by Corporations	—	336,321	—	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,172,826	—	1,172,826
Residential - U.S. Government-Sponsored Enterprises	—	586,761	—	586,761
Commercial - Government Agencies	—	224,720	—	224,720
Total Mortgage-Backed Securities	—	1,984,307	—	1,984,307
Total Investment Securities Available-for-Sale	1,155	2,617,848	—	2,619,003
Loans Held for Sale	—	39,062	—	39,062
Mortgage Servicing Rights	—	—	1,126	1,126
Other Assets	41,464	—	—	41,464
Derivatives [1]	—	308	28,623	28,931
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019	$42,619	$2,657,218	$29,749	$2,729,586

Liabilities:
Derivatives [1]	$—	$327	$6,050	$6,377
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019	$—	$327	$6,050	$6,377

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three months ended March 31, 2020, and March 31, 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(25)	6,172
Transfers to Loans Held for Sale	—	(3,653)
Variation Margin Payments	—	55,588
Balance as of March 31, 2020	$1,101	$80,680
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2020	$—	$80,680

Three Months Ended March 31, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(22)	1,715
Transfers to Loans Held for Sale	—	(1,498)
Variation Margin Payments	—	4,542
Balance as of March 31, 2019	$1,268	$9,175
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2019	$—	$9,175

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2020, and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		March 31, 2020						December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average [1]	Fair Value	Weighted Average [1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	9.57%	-	16.76%	14.93%	$22,537	10.76%	$26,840
		Discount Rate	5.88%	-	6.44%	5.90%		7.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	99.00%	87.46%	$3,930	92.24%	$1,280
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.02%	-	0.61%	0.19%	$76,750	0.20%	$21,293

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

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

The unobservable input used in the fair value measurement of the Company’s interest rate swap agreements is the credit spread.  This factor represents the risk that a counterparty is either unable or unwilling to settle a transaction in accordance with the underlying contractual terms.  A significant increase (decrease) in the credit spread could result in a significantly lower (higher) fair value measurement.  The credit spread is based upon the creditworthiness of the borrower and is input into a proprietary model that calculates fair value using probability of default, loss given default, and exposure at default.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2020. There were no assets measured at fair value on a nonrecurring basis as of
December 31, 2019.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$21,436	$(2,513)

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2020, and December 31, 2019.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2020
Loans Held for Sale	$20,789	$13,848	$6,941

December 31, 2019
Loans Held for Sale	$39,062	$38,293	$769

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2020, and March 31, 2019, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2020, and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,004,139	$3,104,020	$216,723	$2,887,297	$—
Loans [1]	11,013,610	11,548,639	—	—	11,548,639

Financial Instruments - Liabilities
Time Deposits	1,744,812	1,754,741	—	1,754,741	—
Securities Sold Under Agreements to Repurchase	603,206	651,276	—	651,276	—
Other Debt [2]	50,000	50,800	—	50,800	—

December 31, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,042,294	$3,062,882	$275,663	$2,787,219	$—
Loans [1]	10,664,885	10,873,208	—	—	10,873,208

Financial Instruments - Liabilities
Time Deposits	1,802,431	1,800,773	—	1,800,773	—
Securities Sold Under Agreements to Repurchase	604,306	627,780	—	627,780	—
Other Debt [2]	75,000	75,581	—	75,581	—

[1]	Carrying amount is net of unearned income and the Allowance.

[2]	Excludes finance lease obligations.

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

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from the Company’s Managed Account Platform Services (MAPS) wealth management product, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the MAPS wealth management product is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safety deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020, and March 31, 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,915	$10,761
Service Charges on Deposit Accounts	3,053	3,349
Fees, Exchange, and Other Service Charges	10,518	11,552
Annuity and Insurance	895	2,544
Other	2,302	2,471
Noninterest Income (in-scope of Topic 606)	27,683	30,677
Noninterest Income (out-of-scope of Topic 606)	18,466	13,002
Total Noninterest Income	$46,149	$43,679

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020, and December 31, 2019, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the effects of the COVID-19 pandemic, including reduced tourism in Hawaii, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic; 3) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 4) competitive pressures in the markets for financial services and products; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, CARES Act, and regulatory pronouncements around CARES Act; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 8) actual or alleged conduct which could harm our reputation; 9) changes in accounting standards; 10) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 11) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 12) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 13) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 14) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 15) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 16) changes to the amount and timing of proposed common stock repurchases; and 17) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements. These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than our methodology of estimating reserve for credit losses (mentioned below), there have been no changes in the Company’s application of critical accounting policies since December 31, 2019.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

The reserve for credit losses consists of the allowance for credit losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”). As a result of our January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws.

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. While our methodology in establishing the reserve for credit losses attributes portions of the Allowance and Unfunded Reserve to the commercial and consumer portfolio segments, the entire Allowance and Unfunded Reserve is available to absorb credit losses inherent in the total loan and lease portfolio and total amount of unfunded credit commitments, respectively.

The reserve for credit losses related to our commercial portfolio segment is generally most sensitive to the credit risk rating assigned to each borrower. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an independent internal team of credit specialists. The reserve for credit losses related to our consumer portfolio segment is generally most sensitive to economic assumptions and delinquency trends. The reserve for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 4 to the Consolidated Financial Statements and the “Corporate Risk Profile - Credit Risk” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the Allowance and the Unfunded Reserve.

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
Hawaii Economy

The year 2020 began with overall healthy economic conditions in Hawaii that were sharply impacted by a shut-down of tourism at the end of March to try to isolate the Islands from additional transmission of COVID-19 from outside the State.  The actions taken by the State within March and April were imposed to mitigate the spread/lessen the impact of the COVID-19 virus in Hawaii. Although at risk industries of leisure and hospitality represents 19% of jobs and 10% of Hawaii’s GDP, the State of Hawaii benefits from a wider range of industries that help to provide stability in the case of economic shocks.   Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy and represented about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities are proceeding in light of COVID-19.  In addition, Hawaii’s large retiree population helps provide a stable economic base.

We are taking significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we are providing payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months. We are waiving associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers, we are providing six months of principal deferral for those customers that continue to make interest payments, or alternatively, three months of interest or interest and principal deferral.

The Bank also continues to responsibly lend to qualified consumer and commercial customers. We have been a participant in the SBA’s Small Business Paycheck Protection Program. Through April 28, 2020, the Bank processed over 3,300 PPP loans totaling over $575 million.

The Bank has taken additional steps to help minimize the financial impact of COVID-19 for its customers:

•	Suspending ATM surcharge fees for all ATM users through June 30, 2020. The Bank is also waiving ATM fees for Bank debit cardholders who use their cards at non-Bank ATMs in the U.S. and Territories.

•	Suspending early withdrawal penalties for time deposit accounts, or CDs through June 30, 2020.

•	31 Bank branches across the state of Hawaii and the West Pacific region remain open to serve the community.

•	Temporarily increased our mobile deposits limit to $10,000 per rolling five business days

•	Reserved the first branch hour of the day to serve our elderly (65 years and older) and those at-risk, as well as their caregivers or family members.

•	Increased our call center capabilities by training and deputizing more than 100 branch, private banking and commercial staff members to provide additional support over the phone.

•	Offered Small Dollar Emergency Relief Loan Program to assist customers who were financially impacted by COVID-19 with loans up to $3,000.

Earnings Summary

Net income for the first quarter of 2020 was $34.7 million, a decrease of $24.1 million or 41% compared to the same period in 2019.  Diluted earnings per share was $0.87 for the first quarter of 2020, a decrease of $0.56 or 39% compared to the same period in 2019.

The Company’s lower earnings for the first quarter of 2020 were primarily due to the following:

•
Provision for credit losses for the first quarter of 2020 was $33.6 million, an increase of $30.6 million compared to the same period in 2019. This increase was primarily due to management’s best estimate of increased losses over the life of loans in our portfolio given the economic outlook and forecasts for our market changing with the COVID-19 pandemic, as well as the unprecedented intervention of fiscal, monetary and regulatory programs.

•
Annuity and insurance income for the first quarter of 2020 was $0.9 million, a decrease of $1.7 million or 64%, compared to the same period in 2019. This decrease was primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019.

•
Net occupancy expense for the first quarter of 2020 was $9.0 million, an increase of $1.4 million or 18%, compared to the same period in 2019. This increase was primarily due to a $0.6 million gain on sale of real estate property on the island of Oahu during the first quarter of 2019 coupled with a $0.5 million increase in net rental expense.

•	Net equipment expense for the first quarter of 2020 was $8.5 million, an increase of $1.6 million or 24%, compared to the same period in 2019. These increases were due to higher depreciation expense.

•
Total other expense for the first quarter of 2020 was $7.8 million, an increase of $1.2 million or 9% compared to the same period in 2019 primarily due to a $0.9 million increase in broker’s fees related to our customer interest rate swap derivatives coupled with a $0.4 million increase in advertising.

This decrease was partially offset by the following:

•
The provision for income taxes for the first quarter of 2020 was $7.5 million, a decrease of $6.2 million or 45% compared to the same period in 2019 primarily due to lower pretax income. The effective tax rate for the first quarter of 2020 was 17.68%, compared to 18.85% for the same period in 2019.

•
Other noninterest income for the first quarter of 2020 was $10.4 million, an increase of $4.7 million or 85%, compared to the same period in 2019. This increase was primarily due to a $5.5 million increase in fees related to our customer interest rate swap derivatives.

•
Total salaries and benefits expense was $54.5 million, a decrease of $2.1 million or 4%, compared to the same period in 2019 primarily due to a $5.7 million decrease in incentive compensation. Share-based compensation decreased by $1.8 million due to forfeiture of unvested restricted stock grants coupled with lower restricted stock units being amortized. These decreases were partially offset by a $4.3 million increase in separation expense coupled with a $1.0 million increase in salaries due to merit increases

•
Net interest income was $126.0 million for the first quarter of 2020, an increase of $1.1 million or 1% compared to the same period in 2019. This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.96% in the first quarter of 2020, a 16 basis point decrease from the same period in 2019. We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.

We maintained a strong balance sheet during the first quarter of 2020, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $11.4 billion as of March 31, 2020, an increase of $361.9 million or 3% from December 31, 2019, due to growth in both our commercial and consumer lending portfolios.

•
The Allowance was $138.2 million as of March 31, 2020, an increase of $28.1 million or 26% from December 31, 2019.  The Allowance represents 1.22% of total loans and leases outstanding as of March 31, 2020, and 1.00% of total loans and leases outstanding as of December 31, 2019. The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•
As of March 31, 2020, the total carrying value of our investment securities portfolio was $5.7 billion, relatively unchanged compared to December 31, 2019. Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio.

•	Total deposits were $16.1 billion as of March 31, 2020, an increase of $270.9 million or 2% from December 31, 2019, primarily due to an increase in consumer, public, and other deposits.

•
Total shareholders’ equity was $1.3 billion as of March 31, 2020, relatively unchanged from December 31, 2019.  We continued to return capital to our shareholders in the form of share repurchases and dividends.  During the first three months of 2020, we acquired 197,276 shares of our common stock at a total cost of $17.6 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan. In March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.

•	We also paid cash dividends of $26.8 million during the first three months of 2020.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2020	2019
For the Period:
Operating Results
Net Interest Income	$125,966	$124,837
Provision for Credit Losses	33,600	3,000
Total Noninterest Income	46,149	43,679
Total Noninterest Expense	96,312	93,057
Net Income	34,742	58,799
Basic Earnings Per Share	0.88	1.44
Diluted Earnings Per Share	0.87	1.43
Dividends Declared Per Share	0.67	0.62

Performance Ratios
Return on Average Assets	0.77%	1.38%
Return on Average Shareholders’ Equity	10.64	18.81
Efficiency Ratio [1]	55.96	55.22
Net Interest Margin [2]	2.96	3.12
Dividend Payout Ratio [3]	76.14	43.06
Average Shareholders’ Equity to Average Assets	7.21	7.35

Average Balances
Average Loans and Leases	$11,060,707	$10,467,321
Average Assets	18,222,602	17,236,059
Average Deposits	15,817,745	14,971,404
Average Shareholders’ Equity	1,313,848	1,267,438

Market Price Per Share of Common Stock
Closing	$54.91	$78.87
High	95.53	83.94
Low	46.70	66.54

	March 31, 2020	December 31, 2019
As of Period End:
Balance Sheet Totals
Loans and Leases	$11,352,780	$10,990,892
Total Assets	18,542,233	18,095,496
Total Deposits	16,055,361	15,784,482
Other Debt	60,545	85,565
Total Shareholders’ Equity	1,327,929	1,286,832

Asset Quality
Non-Performing Assets	$20,604	$20,117
Allowance for Credit Losses	138,150	110,027
Allowance to Loans and Leases Outstanding	1.22%	1.00%

Capital Ratios [4]
Common Equity Tier 1 Capital Ratio	11.81%	12.18%
Tier 1 Capital Ratio	11.81	12.18
Total Capital Ratio	13.06	13.28
Tier 1 Leverage Ratio	7.12	7.25
Total Shareholders’ Equity to Total Assets	7.16	7.11
Tangible Common Equity to Tangible Assets [5]	7.00	6.95
Tangible Common Equity to Risk-Weighted Assets [5]	11.85	11.85

Non-Financial Data
Full-Time Equivalent Employees	2,094	2,124
Branches	67	68
ATMs	382	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

[4]
The company has elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule.

[5]
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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2020	December 31, 2019
Total Shareholders’ Equity	$1,327,929	$1,286,832
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,296,412	$1,255,315

Total Assets	$18,542,233	$18,095,496
Less: Goodwill	31,517	31,517
Tangible Assets	$18,510,716	$18,063,979
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,944,260	$10,589,061

Total Shareholders’ Equity to Total Assets	7.16%	7.11%
Tangible Common Equity to Tangible Assets (Non-GAAP)	7.00%	6.95%

Tier 1 Capital Ratio	11.81%	12.18%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.85%	11.85%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$1.4	$—	2.36%	$3.0	$—	2.05%
Funds Sold	152.8	0.6	1.41	241.6	1.5	2.39
Investment Securities
Available-for-Sale
Taxable	2,702.4	16.4	2.43	1,595.8	11.5	2.90
Non-Taxable	32.4	0.4	4.40	279.1	2.4	3.45
Held-to-Maturity
Taxable	3,036.2	18.9	2.50	3,373.5	20.5	2.43
Non-Taxable	54.7	0.4	2.67	234.1	1.8	3.15
Total Investment Securities	5,825.7	36.1	2.48	5,482.5	36.2	2.65
Loans Held for Sale	23.2	0.2	3.54	12.4	0.1	4.35
Loans and Leases [1]
Commercial and Industrial	1,409.3	13.2	3.77	1,357.8	15.3	4.57
Commercial Mortgage	2,549.4	25.1	3.96	2,310.4	24.9	4.36
Construction	213.2	2.5	4.65	150.4	1.9	5.08
Commercial Lease Financing	111.4	0.5	1.95	160.9	0.9	2.28
Residential Mortgage	3,895.4	36.9	3.79	3,680.2	35.5	3.86
Home Equity	1,680.2	15.2	3.64	1,690.0	16.1	3.87
Automobile	721.0	6.4	3.56	668.2	6.0	3.66
Other [2]	480.8	8.4	7.06	449.4	7.9	7.13
Total Loans and Leases	11,060.7	108.2	3.93	10,467.3	108.5	4.18
Other	34.3	0.2	2.54	35.5	0.3	3.60
Total Earning Assets [3]	17,098.1	145.3	3.41	16,242.3	146.6	3.64
Cash and Due From Banks	278.8			240.8
Other Assets	845.7			753.0
Total Assets	$18,222.6			$17,236.1

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,110.0	$1.0	0.12%	$2,939.9	$1.5	0.20%
Savings	6,502.4	7.1	0.44	5,760.8	6.7	0.47
Time	1,743.0	6.2	1.43	1,703.4	7.1	1.69
Total Interest-Bearing Deposits	11,355.4	14.3	0.51	10,404.1	15.3	0.60
Short-Term Borrowings	57.8	0.1	0.76	31.1	0.2	2.49
Securities Sold Under Agreements to Repurchase	604.1	4.0	2.64	504.3	4.6	3.63
Other Debt	66.9	0.6	3.51	120.0	0.7	2.55
Total Interest-Bearing Liabilities	12,084.2	19.0	0.63	11,059.5	20.8	0.76
Net Interest Income		$126.3			$125.8
Interest Rate Spread			2.78%			2.88%
Net Interest Margin			2.96%			3.12%
Noninterest-Bearing Demand Deposits	4,462.3			4,567.3
Other Liabilities	362.3			341.9
Shareholders’ Equity	1,313.8			1,267.4
Total Liabilities and Shareholders’ Equity	$18,222.6			$17,236.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]	Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $1.0 million for the three months ended March 31, 2020.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2020
	Compared to March 31, 2019
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.4)	$(0.5)	$(0.9)
Investment Securities
Available-for-Sale
Taxable	7.0	(2.1)	4.9
Non-Taxable	(2.5)	0.5	(2.0)
Held-to-Maturity
Taxable	(2.2)	0.6	(1.6)
Non-Taxable	(1.2)	(0.2)	(1.4)
Total Investment Securities	1.1	(1.2)	(0.1)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	0.6	(2.7)	(2.1)
Commercial Mortgage	2.5	(2.3)	0.2
Construction	0.8	(0.2)	0.6
Commercial Lease Financing	(0.3)	(0.1)	(0.4)
Residential Mortgage	2.1	(0.7)	1.4
Home Equity	(0.1)	(0.8)	(0.9)
Automobile	0.5	(0.1)	0.4
Other [2]	0.6	(0.1)	0.5
Total Loans and Leases	6.7	(7.0)	(0.3)
Other	—	(0.1)	(0.1)
Total Change in Interest Income	7.5	(8.8)	(1.3)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(0.6)	(0.5)
Savings	0.9	(0.5)	0.4
Time	0.2	(1.1)	(0.9)
Total Interest-Bearing Deposits	1.2	(2.2)	(1.0)
Short-Term Borrowings	0.1	(0.2)	(0.1)
Securities Sold Under Agreements to Repurchase	0.8	(1.4)	(0.6)
Other Debt	(0.4)	0.3	(0.1)
Total Change in Interest Expense	1.7	(3.5)	(1.8)

Change in Net Interest Income	$5.8	$(5.3)	$0.5

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $126.0 million for the first quarter of 2020, an increase of $1.1 million or 1% compared to the same period in 2019. On a taxable-equivalent basis, net interest income was $126.3 million for the first quarter of 2020 relatively unchanged compared to the same period in 2019. This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolios. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.96% in the first quarter of 2020, a 16 basis point decrease from the same period in 2019. We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment. In addition, yields decreased for our commercial loans due to lower variable rates. Our investments securities portfolio yields also decreased due to lower variable rates on our floating rate securities. These decreases were partially offset by lower funding costs.

Yields on our earning assets decreased by 23 basis points in the first quarter of 2020 compared to the same period in 2019 primarily due to the lower rate environment. Yield decreases in our construction loans and commercial and industrial loans were primarily due to lower yields on floating rate loans. Yields on our construction loans decreases 43 basis points in the first quarter of 2020 compared to the same period in 2019 primarily due to new loans with lower rates than the loans that were paid off or transferred to commercial mortgage upon completion. Yields on our commercial and industrial loans decreased by 80 basis points in the first quarter of 2020 compared to the same period in 2019 primarily due to a decrease in interest recoveries in the current year and new loans with lower rates. Yields on our funds sold decrease 98 basis points in the first quarter of 2020 compared to the same period in 2019 primarily due to federal fund rate decreases. In addition, yields on our investment securities portfolio decreased by 17 basis points in the first quarter of 2020 compared to the same period in 2019.

Interest rates paid on our interest-bearing liabilities decreased by 13 basis points in the first quarter of 2020 compared to the same period in 2019. Securities sold under agreements to repurchase decreased by 98 basis points primarily due to the restructuring of ten repurchase agreements with private institutions with an aggregate total repurchase price of $275.0 million in 2019. These repurchase agreements had a weighted-average interest rate of 4.36%. The restructuring of the agreements extended the maturity dates to 2024 and lowered the weighted-average interest rate to 2.94% effective in the third quarter of 2019. The decrease in our funding costs were partially offset by higher average balance in our interest bearing deposits. The average balance of savings deposits increased by $741.6 million or 13% in the first quarter of 2020 compared to the same period in 2019. Other debt increased by 96 basis points in the first quarter of 2020 compared to the same period in 2019. Other debt is comprised primarily of Federal Home Loan Bank (“FHLB”) advances. Our outstanding FHLB advances had a weighted-average interest rate of 3.00% and 2.12% as of March 31, 2020, and March 31, 2019, respectively. The FHLB advances weighted-average interest rate increased primarily due to lower cost FHLB advances that matured during the time period combined with the addition of higher cost FHLB advances.

Average balances of our earning assets increased by $855.8 million or 5% in the first quarter of 2020 compared to the same period in 2019 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $593.4 million coupled with an increase in the average balance of investment securities of $343.2 million in the first quarter of 2020 compared to the same period in 2019. Partially offsetting these increases was an $88.8 million decrease in the average balance of funds sold in the first quarter of 2020 compared to the same period in 2019. The average balance of our commercial mortgage portfolio increased by $239.0 million in the first quarter of 2020 compared to the same period in 2019 as a result of continued demand from new and existing customers. The average balance in our residential mortgage portfolio increased by $215.2 million in the first quarter of 2020 compared to the same period in 2019 primarily due to higher loan originations partially offset by an increase in payoff activity. The average balance in our automobile portfolio increased by $52.8 million in the first quarter of 2020 compared to the same period in 2019 primarily due to competitive loan programs and pricing. The average balance of our home equity portfolio decreased by $9.8 million in the first quarter of 2020 compared to the same period in 2019 as a result of slightly lower but consistent loan demand. Additionally, utilization rates remained steady on existing home equity lines during the first three months of 2020.

Average balances of our interest-bearing liabilities increased by $1,024.7 million or 9% in the first quarter of 2020 compared to the same period in 2019 primarily due to growth in our savings and demand products. Average balance in our core deposit products increased by $911.7 million in the first quarter of 2020 compared to the same period in 2019. Average balances securities sold under agreements to repurchase increased by $99.8 million or 20% primarily due to additional repurchase agreements during September 2019. Other debt decreased by $53.1 million in the first quarter of 2020 compared to the same period in 2019 primarily due to the maturity of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount of the Allowance.  The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the Allowance at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a Provision of $33.6 million in the first quarter of 2020 compared to a $3.0 million Provision during the same period in 2019, with the Provision and estimated Allowance for the first quarter of 2020 considering the impact of COVID-19. Our decision to record a Provision is reflective of our estimate of the appropriate amount of the Allowance. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income increased by $2.5 million or 6% in the first quarter of 2020 compared to the same period in 2019.

Table 5 presents the components of noninterest income.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
Trust and Asset Management	$10,915	$10,761	$154
Mortgage Banking	2,695	2,287	408
Service Charges on Deposit Accounts	7,451	7,364	87
Fees, Exchange, and Other Service Charges	13,200	14,208	(1,008)
Investment Securities Gains (Losses), Net	(970)	(835)	(135)
Annuity and Insurance	928	2,578	(1,650)
Bank-Owned Life Insurance	1,580	1,710	(130)
Other Income	10,350	5,606	4,744
Total Noninterest Income	$46,149	$43,679	$2,470

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.6 billion and $10.1 billion as of March 31, 2020, and March 31, 2019, respectively.  Trust and asset management income remained relatively unchanged in the first quarter of 2020 compared to the same period in 2019.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $0.4 million or 18% in the first quarter of 2020 compared to the same period in 2019. This increase was primarily due to increased sales of conforming saleable loans from current production. During the first quarter of 2020, we recognized a $2.5 million valuation impairment to our mortgage servicing rights accounted for using the amortization method which offset the increased gain on sale due to increased sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $0.1 million or 1% in the first quarter of 2020 compared to the same period in 2019. This increase was primarily due to a $0.4 million increase in overdraft fees which was offset by a $0.3 million decrease in account analysis fees.

Investment securities gains (losses), net totaled $(1.0) million in the first quarter of 2019 compared to $(0.8) million during the same period in 2019. The net losses in 2020 and 2019 were primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with each sale of Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio. Based on the existing transfer restriction and the uncertainty of the covered litigation, the remaining 80,214 Visa Class B shares (130,171 Class A equivalents) that we own are carried at a zero cost basis.

Annuity and insurance income decreased by $1.7 million or 64% in the first quarter of 2020 compared to the same period in 2019. This decrease was primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019.

Other noninterest income increased by $4.7 million or 85% in the first quarter of 2020 compared to the same period in 2019 primarily due to a $5.5 million increase in fees related to our customer interest rate swap derivatives. This increase was partially offset by a decrease in net gain on sale of leased assets of $0.3 million and foreclosure gains of $0.2 million.

Noninterest Expense

Noninterest expense increased by $3.3 million or 3% in the first quarter of 2020 compared to the same period in 2019.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2020	2019	Change
Salaries	$33,486	$32,480	$1,006
Incentive Compensation	245	5,904	(5,659)
Share-Based Compensation	1,291	3,079	(1,788)
Commission Expense	1,374	930	444
Retirement and Other Benefits	4,706	5,107	(401)
Payroll Taxes	4,543	4,247	296
Medical, Dental, and Life Insurance	4,142	4,465	(323)
Separation Expense	4,676	374	4,302
Total Salaries and Benefits	54,463	56,586	(2,123)
Net Occupancy	8,955	7,594	1,361
Net Equipment	8,456	6,833	1,623
Data Processing	4,788	4,526	262
Professional Fees	3,208	2,453	755
FDIC Insurance	1,456	1,269	187
Other Expense:
Delivery and Postage Services	1,979	2,078	(99)
Mileage Program Travel	1,160	1,180	(20)
Merchant Transaction and Card Processing Fees	1,366	1,275	91
Advertising	1,959	1,527	432
Amortization of Solar Energy Partnership Investments	716	940	(224)
Other	7,806	6,796	1,010
Total Other Expense	14,986	13,796	1,190
Total Noninterest Expense	$96,312	$93,057	$3,255
Total salaries and benefits expense decreased by $2.1 million or 4% in the first quarter of 2020 compared to the same period in 2019 primarily due to a $5.7 million decrease in incentive compensation. Share-based compensation decreased by $1.8 million due to forfeiture of unvested restricted stock grants coupled with lower restricted stock units being amortized. These decreases were partially offset by a $4.3 million increase in separation expense coupled with a $1.0 million increase in salaries due to merit increases.

Net occupancy increased by $1.4 million or 18% in the first quarter of 2020 compared to the same period in 2019. This increase was primarily due to a $0.6 million gain on sale of real estate property on the island of Oahu during the first quarter of 2019 coupled with a $0.5 million increase in net rental expense. In addition, depreciation and amortization increased by $0.2 million.

Net equipment increased by $1.6 million or 24% in the first quarter of 2020 compared to the same period in 2019. These increases were due to higher depreciation expense.

Data processing increased by $0.3 million or 6% in the first quarter of 2020 compared to the same period in 2019 due to ongoing information technology projects.

Professional fees increased by $0.8 million or 31% in the in the first quarter of 2020 compared to the same period in 2019 primarily due to an increase in in professional services and legal fees.

FDIC insurance increased by $0.2 million or 15% in the first quarter of 2020 compared to the same period in 2019 due to an increase in FDIC assessment rates and assessment base.

Total other expense increased by $1.2 million or 9% in the first quarter of 2020 compared to the same period in 2019 primarily due to a $0.9 million increase in broker’s fees related to our customer interest rate swap derivatives coupled with a $0.4 million increase in advertising.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Provision for Income Taxes	$7,461	$13,660
Effective Tax Rates	17.68%	18.85%

The provision for income taxes was $7.5 million in the first quarter of 2020, a decrease of $6.2 million or 45% compared to the same period in 2019. The effective tax rate for the first quarter of 2020 was 17.68%, down from 18.85% for the same period in 2019. The lower effective rate in the first quarter of 2020 compared to the same period in 2019 was primarily due to lower pretax book income compared to a fixed amount of tax credits. This was partially offset by a $1.9 million tax benefit from an early buyout of our equity interest in a leveraged lease in the first quarter of 2019.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $5.7 billion as of March 31, 2020, and December 31, 2019. As of March 31, 2020, our investment securities portfolio was comprised of securities with an average base duration of approximately 2.8 years.

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

Ginnie Mae mortgage-backed securities continue to be the largest concentration in our portfolio. As of March 31, 2020, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later. As of March 31, 2020, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of March 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

Gross unrealized gains in our investment securities portfolio were $176.9 million as of March 31, 2020, and $51.1 million as of December 31, 2019.  Gross unrealized losses in our investment securities were $9.2 million as of March 31, 2020, and $19.2 million as of December 31, 2019. The lower unrealized losses were primarily caused by the decrease in interest rates during the first three months of 2020. The gross unrealized loss positions were primarily related to our corporate bond portfolio which were related to debt securities issued by large multinational banks. The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19. However, such credit spreads have tightened significantly from their widest levels. In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses. As of March 31, 2020, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of the AFS debt securities in an unrealized loss position as of March 31, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  We do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,558,232	$1,379,152
Commercial Mortgage	2,616,243	2,518,051
Construction	245,390	194,170
Lease Financing	110,704	122,454
Total Commercial	4,530,569	4,213,827
Consumer
Residential Mortgage	3,928,183	3,891,100
Home Equity	1,692,154	1,676,073
Automobile	716,214	720,286
Other [1]	485,660	489,606
Total Consumer	6,822,211	6,777,065
Total Loans and Leases	$11,352,780	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2020, increased by $361.9 million or 3% from December 31, 2019, due to growth in both our commercial and consumer lending portfolios.

Commercial loans and leases as of March 31, 2020, increased by $316.7 million or 8% from December 31, 2019.  Commercial and industrial loans increased by $179.1 million or 13% from December 31, 2019, primarily due to increased demand for liquidity due to the COVID-19 event and the uncertainty surrounding it. Commercial mortgage loans increased by $98.2 million or 4% from December 31, 2019, primarily due to continued demand from new and existing customers. Construction loans increased by $51.2 million or 26% from December 31, 2019, primarily due to an increase in construction activity in our market. Lease financing decreased by $11.8 million or 10% from December 31, 2019, primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2020.

Consumer loans and leases as of March 31, 2020, increased by $45.1 million or 1% from December 31, 2019.  Residential mortgage loans increased by $37.1 million or 1% from December 31, 2019, primarily due to higher loan originations, partially offset by an increase in payoff activity. Automobile loans decreased by $4.1 million or 1% from December 31, 2019. Automobile loans are expected to continue the downward trend during the second quarter of 2020 as a result of COVID-19 shelter-in-place order by the State of Hawaii.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio						Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Foreign [2]	Total
March 31, 2020
Commercial
Commercial and Industrial	$1,364,836	$103,568	$82,200	$7,628	$—	$1,558,232
Commercial Mortgage	2,238,565	135,253	242,425	—	—	2,616,243
Construction	245,390	—	—	—	—	245,390
Lease Financing	67,818	40,438	506	—	1,942	110,704
Total Commercial	3,916,609	279,259	325,131	7,628	1,942	4,530,569
Consumer
Residential Mortgage	3,857,536	—	69,614	1,033	—	3,928,183
Home Equity	1,652,375	118	39,459	202	—	1,692,154
Automobile	549,924	—	146,077	20,213	—	716,214
Other [3]	401,517	—	59,052	25,091	—	485,660
Total Consumer	6,461,352	118	314,202	46,539	—	6,822,211
Total Loans and Leases	$10,377,961	$279,377	$639,333	$54,167	$1,942	$11,352,780

December 31, 2019
Commercial
Commercial and Industrial	$1,182,908	$99,884	$87,101	$9,244	$15	$1,379,152
Commercial Mortgage	2,144,627	131,425	241,531	468	—	2,518,051
Construction	194,170	—	—	—	—	194,170
Lease Financing	69,542	50,225	570	—	2,117	122,454
Total Commercial	3,591,247	281,534	329,202	9,712	2,132	4,213,827
Consumer
Residential Mortgage	3,818,529	—	71,493	1,078	—	3,891,100
Home Equity	1,636,627	122	38,999	325	—	1,676,073
Automobile	553,388	—	147,790	19,108	—	720,286
Other [3]	404,262	—	59,250	26,094	—	489,606
Total Consumer	6,412,806	122	317,532	46,605	—	6,777,065
Total Loans and Leases	$10,004,053	$281,656	$646,734	$56,317	$2,132	$10,990,892

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

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes legacy lease financing and participation in shared national credits for customers whose operations and assets extend beyond Hawaii.

Our Hawaii loan and lease portfolio increased by $373.9 million or 4% from December 31, 2019.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank and Federal Reserve Bank Stock	$36,198	$34,093
Derivative Financial Instruments	100,591	28,931
Low-Income Housing and Other Equity Investments	100,457	84,618
Deferred Compensation Plan Assets	42,844	41,464
Prepaid Expenses	18,106	15,140
Accounts Receivable	18,333	20,180
Other	60,373	48,248
Total Other Assets	$376,902	$272,674

Total other assets increased by $104.2 million or 38% from December 31, 2019. The increase was due to a $71.7 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates. Low-income housing and other equity investments increased by $15.8 million due to additional funding of existing projects. In addition, other assets increased by $12.1 million primarily due to an increase in pledged collateral due to a lower rate environment.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2020	December 31, 2019
Consumer	$8,294,461	$8,118,494
Commercial	6,358,583	6,324,214
Public and Other	1,402,317	1,341,774
Total Deposits	$16,055,361	$15,784,482

Total deposits were $16.1 billion as of March 31, 2020, an increase of $270.9 million or 2% from December 31, 2019. This increase was primarily due to an increase in consumer, public, and other deposits. Consumer deposits increased by $176.0 million due to an increase in core deposits of $181.7 million which was offset by a decrease in time deposits of $5.7 million. Public and other deposits increased by $60.5 million or 5% due to an increase in public demand deposits of $106.6 million and offset by a decrease in time deposits of $46.1 million. Also, commercial deposits increased by $34.4 million or 1% primarily due to a $40.2 million increase in core deposits offset by a $5.8 million decrease in time deposits.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2020	December 31, 2019
Money Market	$2,720,960	$2,519,414
Regular Savings	3,949,570	3,845,907
Total Savings Deposits	$6,670,530	$6,365,321

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2020	December 31, 2019
Private Institutions	$600,000	$600,000
Government Entities	3,206	4,306
Total Securities Sold Under Agreements to Repurchase	$603,206	$604,306

Securities sold under agreements to repurchase was $603.2 million as of March 31, 2020, relatively unchanged from December 31, 2019. As of March 31, 2020, the weighted-average maturity was 419 days for our repurchase agreements with government entities and 3.7 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.2 years.  As of March 31, 2020, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.27% and 2.68%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank Advances	$50,000	$75,000
Capital Lease Obligations	10,545	10,565
Total	$60,545	$85,565

Other debt was $60.5 million as of March 31, 2020, a decrease of $25.0 million or 29% from December 31, 2019. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2020. As of March 31, 2020, our FHLB advances had a weighted-average interest rate of 3.00% with maturity dates during 2020. These advances were primarily for asset/liability management purposes. As of March 31, 2020, our remaining unused line of credit with the FHLB was $2.8 billion.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other. Effective January 1, 2020, we changed our segments based on management structure and strategic focus which is placing a greater emphasis on customer segment vs. product type.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Consumer	$23,822	$29,345
Commercial	30,373	25,948
Total	54,195	55,293
Treasury and Other	(19,453)	3,506
Consolidated Total	$34,742	$58,799

Consumer Banking

Net income decreased by $5.5 million or 19% in the first quarter of 2020 primarily due to decreases in net interest income and noninterest income, as well as increases in noninterest expense and the Provision. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio. The decrease in noninterest income was primarily due to a one-time commission received in the first quarter of 2019 related to insurance products offered through a third-party administrator. The increase in noninterest expense was primarily due to higher allocated expenses. The increase in the Provision was primarily due to higher net charge-offs in our installment loan and auto loan portfolio, partially offset by lower net charge-offs in our home equity loan portfolio.

Commercial Banking

Net income increased by $4.4 million or 17% in the first quarter of 2020 compared to the same period in 2019 primarily due to an increase in noninterest income and decreases in noninterest expense and the Provision. This was partially offset by a decrease in net interest income. The increase in noninterest income was due to higher fees related to our customer interest rate swap derivative program. The decrease in noninterest expense was primarily due to lower allocated expenses. The decrease in the provision for losses was primarily due to lower net charge-offs of loans in the segment. The decrease in net interest income was primarily due to lower earnings credits on the segment’s deposit portfolio, partially offset by growth in the segment’s loan portfolio.

Treasury and Other

Net income decreased by $23.0 million in the first quarter of 2020 compared to the same period in 2019 primarily due to an increase in the Provision, offset by lower provision for income taxes. The increase in the Provision was due to the changes in economic conditions driven by the impact of the COVID-19 pandemic and considered the effect of significantly slower economic growth and higher unemployment in Hawaii, partially offset by the benefits of government stimulus programs. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 17.68% in the first quarter of 2020 compared to 18.85% in the first quarter of 2019.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2020, our overall credit risk profile was affected by the economic downturn resulting from the COVID-19 pandemic. Despite the current state of the Hawaii economy, our levels of non-performing assets and credit losses remain well controlled. The underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2020.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2020	December 31, 2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$634	$830
Commercial Mortgage	9,048	9,244
Total Commercial	9,682	10,074
Consumer
Residential Mortgage	4,330	4,125
Home Equity	4,086	3,181
Total Consumer	8,416	7,306
Total Non-Accrual Loans and Leases	18,098	17,380
Foreclosed Real Estate	2,506	2,737
Total Non-Performing Assets	$20,604	$20,117

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,024	$1,839
Home Equity	3,426	4,125
Automobile	866	949
Other [1]	1,205	1,493
Total Consumer	8,521	8,406
Total Accruing Loans and Leases Past Due 90 Days or More	$8,521	$8,406
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$61,425	$63,103
Total Loans and Leases	$11,352,780	$10,990,892
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.16%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.18%	0.18%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.21%	0.24%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.16%	0.15%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.26%	0.26%
Changes in Non-Performing Assets
Balance as of December 31, 2019	$20,117
Additions	1,754
Reductions
Payments	(315)
Return to Accrual Status	(437)
Sales of Foreclosed Real Estate	(231)
Charge-offs/Write-downs	(284)
Total Reductions	(1,267)
Balance as of March 31, 2020	$20,604

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $20.6 million as of March 31, 2020, an increase of $0.5 million or 2% from December 31, 2019.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.18% as of March 31, 2020, and December 31, 2019.

Commercial mortgage non-accrual loans were $9.0 million as of March 31, 2020, a decrease of $0.2 million or 2% from December 31, 2019.

Residential mortgage non-accrual loans were $4.3 million as of March 31, 2020, an increase of $0.2 million or 5% from December 31, 2019, primarily due to the addition $0.6 million of loans partially offset by returns to accrual status and payoffs. As of March 31, 2020, our residential mortgage non-accrual loans were comprised of 13 loans with a weighted average current loan-to-value ratio of 60%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.2 million or 8% from December 31, 2019, due to the sale of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.5 million as of March 31, 2020, a $0.1 million or 1% increase from December 31, 2019. The increase was primarily in residential mortgage loans, which was partially offset by a decrease in the home equity loans and other portfolio.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial
Commercial and Industrial	$21,265	$21,278
Commercial Mortgage	6,689	6,830
Construction	1,161	1,190
Total Commercial	29,115	29,298
Consumer
Residential Mortgage	17,293	17,939
Home Equity	3,039	3,085
Automobile	15,993	17,086
Other [1]	1,611	1,650
Total Consumer	37,936	39,760
Total	$67,051	$69,058

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $2.0 million or 3% from December 31, 2019. Commercial and industrial remains our largest TDR loan class.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2020	2019	2019
Balance at Beginning of Period	$116,849	$115,758	$113,515

CECL Adoption (Day 1) Impact	(5,072)	—	—

Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(693)	(307)	(370)
Commercial Mortgage	—	—	(1,616)
Consumer
Residential Mortgage	(20)	(50)	(4)
Home Equity	—	(245)	(295)
Automobile	(2,500)	(1,990)	(1,753)
Other [1]	(3,964)	(3,651)	(2,790)
Total Loans and Leases Charged-Off	(7,177)	(6,243)	(6,828)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	289	293	501
Commercial Mortgage	40	—	—
Consumer
Residential Mortgage	263	699	484
Home Equity	976	577	588
Automobile	1,005	512	881
Other [1]	864	503	704
Total Recoveries on Loans and Leases Previously Charged-Off	3,437	2,584	3,158
Net Loans and Leases Charged-Off	(3,740)	(3,659)	(3,670)
Provision for Credit Losses	33,600	4,750	3,000
Provision for Unfunded Commitments	(170)	—	—
Balance at End of Period [2]	$141,467	$116,849	$112,845

Components
Allowance for Credit Losses	$138,150	$110,027	$106,023
Reserve for Unfunded Commitments	3,317	6,822	6,822
Total Reserve for Credit Losses	$141,467	$116,849	$112,845

Average Loans and Leases Outstanding	$11,060,707	$10,878,672	$10,467,321

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.14%	0.13%	0.14%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.22%	1.00%	1.01%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

We maintain a reserve for credit losses that consists of two components, the Allowance and a reserve for unfunded commitments (the “Unfunded Reserve”).  The reserve for credit losses provides for the risk of credit losses expected in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. See Note 1 to the Consolidated Financial Statements for more information.

CECL Adoption

Upon adoption of CECL, the Company recorded a $1.7 million decrease to the Allowance on January 1, 2020. This “Day 1” adjustment decreased the Allowance as of January 1, 2020, to $108.3 million or 0.99% of total loans and leases outstanding, compared with an Allowance of $110.0 million or 1.00% of total loans and leases outstanding as of December 31, 2019. This decrease was primarily due to an $18.8 million decrease to the Allowance of the commercial portfolio. This decrease was largely the result of the Company’s use of updated historical loss rates with refined segmentation based on portfolio class (commercial & industrial, commercial mortgage, construction and lease financing) in calculating the Allowance baseline, compared to the loss rate factors used in the incurred approach. The decrease to the Allowance of the commercial portfolio was largely offset by a $17.1 million increase to the Allowance of the consumer portfolio, which was primarily due to the impact of longer duration portfolio segments. Our one-year reasonable and supportable forecast reflected a generally stable asset quality and economic outlook.

Upon adoption of CECL, the Company recorded a $3.3 million decrease to the Unfunded Reserve. This “Day 1” adjustment decreased the Unfunded Reserve as of January 1, 2020, to $3.5 million, compared to $6.8 million as of December 31, 2019. The decrease was primarily reflected in the commercial portfolio, due largely to the same reasons explained for the decrease in the Allowance for the commercial portfolio.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and credit risk in the loan portfolio, the prevailing economic conditions and forecasts utilized, and other external and internal factors. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.

Allowance for Credit Losses

As of March 31, 2020, the Allowance was $138.2 million or 1.22% of total loans and leases outstanding, compared with an Allowance of $108.3 million or 0.99% of total loans and leases outstanding as of January 1, 2020, (after the CECL Day 1 adjustment).  The increase in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of increased losses over the life of loans in our portfolio given the economic outlook and forecasts for our market changing with the COVID-19 pandemic, as well as the unprecedented intervention of fiscal, monetary and regulatory programs. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

Net charge-offs on loans and leases were $3.7 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2020 compared to net charge-offs of $3.7 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2019. Net charge-offs in our consumer portfolios were $3.4 million for the first three months of 2020 compared to $2.2 million for the same period in 2019. Net charge-offs in our commercial portfolios were $0.4 million for the first three months of 2020 compared to $1.5 million for the same period in 2019.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2020, based on our ongoing analysis of expected credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $3.3 million as of March 31, 2020, a decrease of $0.2 million or 6% from January 1, 2020, (after the CECL Day 1 adjustment) due to the updated historical loss rates and segmentation.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to March 31, 2020, and December 31, 2019, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2020, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of March 31, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2020, was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2020		December 31, 2019
Gradual Change in Interest Rates (basis points)
+200	$19,802	4.1%	$17,560	3.4%
+100	9,937	2.1	8,869	1.7
-100	(7,187)	(1.5)	(9,311)	(1.8)

Immediate Change in Interest Rates (basis points)
+200	$53,129	11.1%	$41,827	8.2%
+100	28,637	6.0	23,594	4.6
-100	(15,277)	(3.2)	(30,034)	(5.9)

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio and our ability to sell loans in the secondary market. Our held-to-maturity securities, while not intended for sale, may also be utilized in repurchase agreements to obtain funding. Our core deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt or equity.

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of March 31, 2020, we had additional borrowing capacity of $2.8 billion from the FHLB and $1.4 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2020.  As of March 31, 2020, cash and cash equivalents were $556.7 million, the carrying value of our available-for-sale investment securities was $2.7 billion, and total deposits were $16.1 billion.  As of March 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.7 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2020, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2020, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2020, shareholders’ equity was $1.3 billion, relatively unchanged from December 31, 2019. For the first three months of 2020, net income of $34.7 million, common stock issuances of $3.8 million, share-based compensation of $1.5 million, and other comprehensive income of $41.9 million were partially offset by cash dividends paid of $26.8 million and common stock repurchased of $17.6 million. In the first three months of 2020, we repurchased 156,358 shares under our share repurchase program. These shares were repurchased at an average cost per share of $89.32 and a total cost of $14.0 million. From the beginning of our share repurchase program in July 2001 through March 31, 2020, we repurchased a total of 57.1 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority under our share repurchase program was $113.1 million as of March 31, 2020. In March 2020, we suspended share repurchases in light of the COVID-19 pandemic. We believe the suspension, while conservative, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2020, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on June 12, 2020, to shareholders of record at the close of business on May 29, 2020.

Table 20 presents our regulatory capital and ratios as of March 31, 2020, and December 31, 2019.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	March 31, 2020	December 31, 2019
	Regulatory Capital
	Shareholders’ Equity	$1,327,929	$1,286,832
Add:	CECL Transitional Amount	3,791	—
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(38,383)	(38,757)
	Net Unrealized Gains (Losses) on Investment Securities [2]	49,204	7,645
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,292,379	1,289,424

	Tier 1 Capital	1,292,379	1,289,424
	Allowable Reserve for Credit Losses	136,832	116,849
	Total Regulatory Capital	$1,429,211	$1,406,273

	Risk-Weighted Assets	$10,944,260	$10,589,061

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	11.81%	12.18%
	Tier 1 Capital Ratio	11.81	12.18
	Total Capital Ratio	13.06	13.28
	Tier 1 Leverage Ratio	7.12	7.25
1 Calculated net of deferred tax liabilities.
2 Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

We have elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule. Under the modified CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax), upon the January 1, 2020, CECL adoption date, has been deferred, and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we are allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021.  The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of March 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program (PPP), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.

The Paycheck Protection Program provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

Bank of Hawaii is an SBA lender and began accepting applications under the CARES Act via its online application process on Friday, April 3, 2020. Through April 28, 2020, the Bank processed over 3,300 PPP loans totaling over $575 million.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Future Application of Accounting Pronouncements

Accounting Standards Pending Adoption

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, early adoption is permitted. The Company is currently evaluating this ASU to determine any potential impact to the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. The Company will elect (1) above for all contract modifications that meet the stated criteria. As the Company currently does not utilize hedge accounting, (2) above is currently not applicable. The Company is currently evaluating whether to elect (3) above.

See Note 1 to the Consolidated Financial Statements for the accounting standards adopted in 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, are expected to lead to lower revenue, lower asset quality, and lower earnings.

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution and the spread of the COVID-19 virus, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending.

The impacts of various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Hawaii has had a dramatic impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which will adversely impact us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be in Hawaii and the Pacific Islands.

Recent deterioration of economic conditions, locally, nationally, or internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues and lower earnings. The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

The COVID-19 pandemic has impacted the Hawaii economy and our business, and the extent and severity of the impact on our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has negatively impacted the global economy, including in Hawaii and the Pacific Islands, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The duration of the COVID-19 pandemic and its effects cannot be determined with certainty, but the effects could be present for an extended period of time.

The majority of state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. On March 23, 2020, the governor of Hawaii, where our headquarters and our branch offices and operating facilities are located, signed a stay-at-home order with only certain exceptions for essential activities and prohibited gatherings of more than 10 people. Furthermore, the order also mandated all individuals arriving or returning to the State of Hawaii by air to be subject to a mandatory 14-day self-quarantine. The order has had a dramatic impact on tourism in Hawaii and as such, has directly impacted, and is expected to continue to negatively impact the Hawaii economy and our financial results. The State of Hawaii’s stay-at-home order was set to expire on April 30, 2020. The governor of Hawaii extended the stay-at-home order through May 31, 2020.

Novel viruses, such as COVID-19, increased concerns related to illness when traveling, travel restrictions and mandatory quarantines related to the COVID-19 pandemic have caused and will continue to cause a drop in tourism in Hawaii. Because many of our customers, both commercial and consumer, derive some or all of their income from tourism, this dramatic drop in tourism affects them as well as the Hawaii economy as a whole. A downturn in the Hawaii economy or widespread impact to our customers’ income are expected to have a negative impact on our operations.

In addition, the COVID-19 pandemic and the institution of social distancing and sheltering in place requirements resulted in temporary closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic, and we have already temporarily closed certain of our branches and offices and many employees are now working remotely.

In response to the COVID-19 pandemic, we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals or forbearances, and other expanded assistance for automobile loans and leases, mortgages and home equity loans and lines, commercial, small business and personal lending customers. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2020 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2020	90,885	$93.12	89,358	$118,719,066
February 1 - 29, 2020	95,391	88.37	56,000	113,813,700
March 1 - 31, 2020	11,000	67.29	11,000	113,073,521
Total	197,276	$89.38	156,358

[1]
During the first quarter of 2020, 40,918 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]
The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors. On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2020		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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