Form 10-Q
period 2020-06-30
BANK OF HAWAII CORP
filed 2020-07-31
CIK 46195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020
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
Yes ☐  No ☒
 As of July 22, 2020, there were 40,049,291 shares of common stock outstanding.

Bank of Hawaii Corporation
Form 10-Q

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest Income
Interest and Fees on Loans and Leases	$107,628	$110,401	$215,838	$218,912
Income on Investment Securities
Available-for-Sale	14,576	15,072	31,287	28,504
Held-to-Maturity	16,723	22,149	35,975	44,070
Deposits	1	9	10	24
Funds Sold	92	730	638	2,174
Other	125	210	343	529
Total Interest Income	139,145	148,571	284,091	294,213
Interest Expense
Deposits	7,954	18,628	22,214	33,912
Securities Sold Under Agreements to Repurchase	4,020	4,623	8,045	9,194
Funds Purchased	18	512	90	669
Short-Term Borrowings	22	1	61	37
Other Debt	440	710	1,024	1,467
Total Interest Expense	12,454	24,474	31,434	45,279
Net Interest Income	126,691	124,097	252,657	248,934
Provision for Credit Losses	40,400	4,000	74,000	7,000
Net Interest Income After Provision for Credit Losses	86,291	120,097	178,657	241,934
Noninterest Income
Trust and Asset Management	10,550	11,385	21,465	22,146
Mortgage Banking	4,278	3,336	6,973	5,623
Service Charges on Deposit Accounts	5,097	7,283	12,548	14,647
Fees, Exchange, and Other Service Charges	9,417	14,252	22,617	28,460
Investment Securities Gains (Losses), Net	13,216	(776)	12,246	(1,611)
Annuity and Insurance	883	1,806	1,811	4,384
Bank-Owned Life Insurance	1,649	1,779	3,229	3,489
Other	6,178	6,385	16,528	11,991
Total Noninterest Income	51,268	45,450	97,417	89,129
Noninterest Expense
Salaries and Benefits	50,715	53,511	105,178	110,097
Net Occupancy	8,761	8,579	17,716	16,173
Net Equipment	8,195	6,895	16,651	13,728
Data Processing	4,416	4,727	9,204	9,253
Professional Fees	3,061	2,177	6,269	4,630
FDIC Insurance	1,558	1,290	3,014	2,559
Other	12,186	15,546	27,172	29,342
Total Noninterest Expense	88,892	92,725	185,204	185,782
Income Before Provision for Income Taxes	48,667	72,822	90,870	145,281
Provision for Income Taxes	9,759	15,903	17,220	29,563
Net Income	$38,908	$56,919	$73,650	$115,718
Basic Earnings Per Share	$0.98	$1.40	$1.86	$2.84
Diluted Earnings Per Share	$0.98	$1.40	$1.85	$2.82
Dividends Declared Per Share	$0.67	$0.65	$1.34	$1.27
Basic Weighted Average Shares	39,703,735	40,541,594	39,692,695	40,738,772
Diluted Weighted Average Shares	39,832,475	40,769,767	39,873,334	40,988,001

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$38,908	$56,919	$73,650	$115,718
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	7,730	16,209	49,289	23,128
Defined Benefit Plans	374	245	748	491
Total Other Comprehensive Income (Loss)	8,104	16,454	50,037	23,619
Comprehensive Income	$47,012	$73,373	$123,687	$139,337

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Interest-Bearing Deposits in Other Banks	$2,310	$4,979
Funds Sold	800,857	254,574
Investment Securities
Available-for-Sale	2,726,478	2,619,003
Held-to-Maturity (Fair Value of $3,374,294 and $3,602,882)	3,276,829	3,042,294
Loans Held for Sale	20,711	39,062
Loans and Leases	11,805,370	10,990,892
Allowance for Credit Losses	(173,439)	(110,027)
Net Loans and Leases	11,631,931	10,880,865
Total Earning Assets	18,459,116	16,840,777
Cash and Due From Banks	242,423	299,105
Premises and Equipment, Net	198,582	188,388
Operating Lease Right-of-Use Assets	97,166	100,838
Accrued Interest Receivable	50,645	46,476
Foreclosed Real Estate	2,506	2,737
Mortgage Servicing Rights	22,904	25,022
Goodwill	31,517	31,517
Bank-Owned Life Insurance	291,185	287,962
Other Assets	373,898	272,674
Total Assets	$19,769,942	$18,095,496

Liabilities
Deposits
Noninterest-Bearing Demand	$5,485,015	$4,489,525
Interest-Bearing Demand	3,437,654	3,127,205
Savings	6,821,710	6,365,321
Time	1,678,776	1,802,431
Total Deposits	17,423,155	15,784,482
Securities Sold Under Agreements to Repurchase	603,206	604,306
Other Debt	60,524	85,565
Operating Lease Liabilities	104,741	108,210
Retirement Benefits Payable	43,833	44,504
Accrued Interest Payable	7,775	8,040
Taxes Payable and Deferred Taxes	38,297	16,085
Other Liabilities	136,329	157,472
Total Liabilities	18,417,860	16,808,664
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2020 - 58,263,452 / 40,047,694 and December 31, 2019 - 58,166,910 / 40,039,695)	580	579
Capital Surplus	586,946	582,566
Accumulated Other Comprehensive Income (Loss)	18,925	(31,112)
Retained Earnings	1,786,351	1,761,415
Treasury Stock, at Cost (Shares; June 30, 2020 - 18,215,758 and December 31, 2019 - 18,127,215)	(1,040,720)	(1,026,616)
Total Shareholders’ Equity	1,352,082	1,286,832
Total Liabilities and Shareholders’ Equity	$19,769,942	$18,095,496
 The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

Net Income	—	—	—		38,908	—	38,908
Other Comprehensive Income	—	—	—	8,104	—	—	8,104
Share-Based Compensation	—	—	2,207	—	—	—	2,207
Common Stock Issued under Purchase and Equity Compensation Plans	53,672	1	347	—	680	898	1,926
Common Stock Repurchased	(2,488)	—	—	—	—	(148)	(148)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,844)	—	(26,844)
Balance as of June 30, 2020	40,047,694	$580	$586,946	$18,925	$1,786,351	$(1,040,720)	$1,352,082

Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Income	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690

Net Income	—	—	—	—	56,919	—	56,919
Other Comprehensive Income	—	—	—	16,454	—	—	16,454
Share-Based Compensation	—	—	2,164	—	—	—	2,164
Common Stock Issued under Purchase and Equity Compensation Plans	43,180	1	588	—	365	1,308	2,262
Common Stock Repurchased	(434,149)	—	—	—	—	(34,986)	(34,986)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,555)	—	(26,555)
Balance as of June 30, 2019	40,687,719	$579	$577,346	$(27,424)	$1,704,993	$(969,546)	$1,285,948
The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
Operating Activities
Net Income	$73,650	$115,718
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	74,000	7,000
Depreciation and Amortization	9,729	8,232
Amortization of Deferred Loan and Lease Fees	(586)	(487)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	11,395	9,951
Amortization of Operating Lease Right-of-Use Assets	6,155	6,359
Share-Based Compensation	3,704	4,438
Benefit Plan Contributions	(718)	(887)
Deferred Income Taxes	(18,920)	(2,711)
Gains on Sale of Premises and Equipment	—	(558)
Net Gains on Sales of Loans and Leases	(5,398)	(2,166)
Net Losses (Gains) on Sales of Investment Securities	(12,246)	1,611
Proceeds from Sales of Loans Held for Sale	238,053	162,426
Originations of Loans Held for Sale	(239,735)	(173,117)
Net Tax Benefits from Share-Based Compensation	476	637
Net Change in Other Assets and Other Liabilities	(103,794)	(36,486)
Net Cash Provided by Operating Activities	35,765	99,960

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	477,253	1,423,672
Purchases	(509,271)	(1,029,942)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	576,930	367,211
Purchases	(819,130)	(864,955)
Net Change in Loans and Leases	(801,879)	(316,228)
Purchases of Premises and Equipment	(19,923)	(26,146)
Proceeds from Sale of Premises and Equipment	—	639
Net Cash Used in Investing Activities	(1,096,020)	(445,749)

Financing Activities
Net Change in Deposits	1,638,673	461,579
Net Change in Short-Term Borrowings	(1,100)	(196)
Proceeds from Long-Term Debt	50,000	—
Repayments of Long-Term Debt	(75,041)	(25,038)
Proceeds from Issuance of Common Stock	6,115	4,214
Repurchase of Common Stock	(17,781)	(78,175)
Cash Dividends Paid	(53,679)	(52,201)
Net Cash Provided by Financing Activities	1,547,187	310,183

Net Change in Cash and Cash Equivalents	486,932	(35,606)
Cash and Cash Equivalents at Beginning of Period	558,658	525,969
Cash and Cash Equivalents at End of Period	$1,045,590	$490,363
Supplemental Information
Cash Paid for Interest	$31,700	$44,077
Cash Paid for Income Taxes	6,895	29,868
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	—	106,514
Initial Recognition of Operating Lease Liabilities	—	113,394
Transfer from Investment Securities Held-To-Maturity to Investment Securities Available-For-Sale	—	1,014,859
Transfer from Loans to Foreclosed Real Estate	—	1,869

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

Unfunded commitments to fund these low-income housing entities were $13.5 million and $21.3 million as of June 30, 2020, and December 31, 2019, respectively. These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition. See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. The balance of the Company’s investments in these entities was $95.8 million and $84.6 million as of June 30, 2020, and December 31, 2019, respectively, and is included in other assets in the consolidated statements of condition.

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

The Company also incorporates a one-year reasonable and supportable (“R&S”) loss forecast period to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience. The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration. The asset quality review is reviewed by management and the results are used to consider a qualitative overlay to the quantitative baseline. After the one-year R&S loss forecast period, this overlay adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

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

As of the January 1, 2020, implementation date, and following the one-year R&S loss forecast period, the Company chose a reversion back to average historical loss rates using a straight line method based on forecasted and relatively benign economic conditions at the measurement date, with the exception of the home equity portfolio. For the home equity portfolio, the Company elected to revert back to average historical loss rates using a straight line method over the halfway point of the average life of the portfolio. The halfway point is used for the home equity portfolio given the longer average life length compared to the other consumer portfolios.

As of June 30, 2020, following the one-year R&S loss forecast period, the Company chose an immediate reversion back to average historical loss rates. The reversion method was due to the impact of COVID-19 which created a much more volatile and uncertain economic outlook. The Company is forecasting that losses during the R&S loss forecast period will be impacted by the unprecedented fiscal, monetary and regulatory programs to support the economy, as well as the assistance the Company is providing to borrowers through its various credit assistance programs. Given this forecast and the uncertainty of the impact of COVID-19 after the one-year R&S loss forecast period, the Company determined that an immediate reversion was appropriate for this measurement date.

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

The Company also carries a limited portfolio of HTM municipal bonds. As of June 30, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa1, with a portion of these bonds escrowed to maturity. To estimate the expected credit losses, the Company utilized the probability of default (“PD”)/loss given default (“LGD”) methodology. The PD, which represents the percentage likelihood that a bond will default over a given time period, is primarily based upon the bond’s current credit rating and maturity and computed using Moody’s rating transition matrix, which provides the probability of a rating migrating to default within a one-year period (adjustments are made for longer maturities). The LGD, which represents the percentage of loss if a default occurs, is based on the median recovery rate for municipals according to Moody’s. The Company’s exposure at default, represented by the carrying value of the municipal bond portfolio, is multiplied with the PD and the LGD to arrive at the expected credit loss. Management may exercise discretion to make adjustments based on environmental factors. As of June 30, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3 Investment Securities for more information.

Accrued Interest Receivable
Upon adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” and its related amendments on January 1, 2020, the Company made the following elections regarding accrued interest receivable:

•	Presenting accrued interest receivable balances separately within another consolidated statements of condition line item.

•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables from related disclosure requirements.

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

•
Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.  The Company is a participant in the PPP. See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

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

In April 2020, the FASB staff issued a Q&A document on accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff noted that entities may elect to not evaluate whether certain concessions provided by lessors to mitigate the effects of COVID-19 on lessees are lease modifications. This option is intended to reduce the operational challenges of individually assessing every COVID-19 related lease concession to determine whether it results in having to apply Topic 842 lease modification guidance. This election is available only for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in either the rights of the lessor or the obligations of the lessee. For entities that choose this election, they may account for the concession as if no changes to the lease contract were made. Under that accounting, a lessor would continue to recognize income. The Company has elected to apply the relief provided by the FASB not to evaluate individual contracts. The Company also elected not to apply the lease modification framework for concessions granted.

The Company, as lessor, granted lease concessions on some of its sales-type finance leases for equipment and automobiles. The concessions primarily consist of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term. Interest income continues to accrue during the deferral period.

The Company, as lessor, leases and subleases real property to lessee tenants under operating leases. As of June 30, 2020, no material lease concessions have been granted to lessees. The Company, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of June 30, 2020, the Company has not requested any lease concessions.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Interest-Bearing Deposits in Other Banks	$2,310	$4,979
Funds Sold	800,857	254,574
Cash and Due From Banks	242,423	299,105
Total Cash and Cash Equivalents	$1,045,590	$558,658

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$189,337	$163	$(1,551)	$187,949
Debt Securities Issued by States and Political Subdivisions	54,274	1,328	—	55,602
Debt Securities Issued by U.S. Government-Sponsored Enterprises	936	78	—	1,014
Debt Securities Issued by Corporations	223,147	3,890	(1,657)	225,380
Mortgage-Backed Securities:
Residential - Government Agencies	1,271,399	41,364	(416)	1,312,347
Residential - U.S. Government-Sponsored Enterprises	641,094	22,206	(25)	663,275
Commercial - Government Agencies	268,052	12,859	—	280,911
Total Mortgage-Backed Securities	2,180,545	76,429	(441)	2,256,533
Total	$2,648,239	$81,888	$(3,649)	$2,726,478
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$144,841	$892	$—	$145,733
Debt Securities Issued by States and Political Subdivisions	54,273	1,286	—	55,559
Debt Securities Issued by Corporations	13,509	210	—	13,719
Mortgage-Backed Securities:
Residential - Government Agencies	910,231	38,360	(10)	948,581
Residential - U.S. Government-Sponsored Enterprises	2,082,380	54,263	(420)	2,136,223
Commercial - Government Agencies	71,595	2,884	—	74,479
Total Mortgage-Backed Securities	3,064,206	95,507	(430)	3,159,283
Total	$3,276,829	$97,895	$(430)	$3,374,294

December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote. For available-for-sale (“AFS”) debt securities, AIR totaled $6.4 million and $7.5 million as of June 30, 2020, and December 31, 2019, respectively. For held-to-maturity (“HTM”) debt securities, AIR totaled $8.1 million as of June 30, 2020, and December 31, 2019. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2020.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$16,418	$16,457
Due After One Year Through Five Years	103,115	103,407
Due After Five Years Through Ten Years	159,864	163,197
Due After Ten Years	50	50
	279,447	283,111

Debt Securities Issued by Government Agencies	188,247	186,834
Mortgage-Backed Securities:
Residential - Government Agencies	1,271,399	1,312,347
Residential - U.S. Government-Sponsored Enterprises	641,094	663,275
Commercial - Government Agencies	268,052	280,911
Total Mortgage-Backed Securities	2,180,545	2,256,533
Total	$2,648,239	$2,726,478

Held-to-Maturity:
Due in One Year or Less	165,017	166,085
Due After One Year Through Five Years	47,606	48,926
	212,623	215,011
Mortgage-Backed Securities:
Residential - Government Agencies	910,231	948,581
Residential - U.S. Government-Sponsored Enterprises	2,082,380	2,136,223
Commercial - Government Agencies	71,595	74,479
Total Mortgage-Backed Securities	3,064,206	3,159,283
Total	$3,276,829	$3,374,294

Investment securities with carrying values of $3.6 billion and $2.6 billion as of June 30, 2020, and December 31, 2019, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2020, and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Gross Gains on Sales of Investment Securities	$14,180	$5,633	$14,257	$7,663
Gross Losses on Sales of Investment Securities	(964)	(6,409)	(2,011)	(9,274)
Net Gains (Losses) on Sales of Investment Securities	$13,216	$(776)	$12,246	$(1,611)

The losses on sales of investment securities during the three and six months ended June 30, 2020, and June 30, 2019, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred. In addition, the gross gains and losses on sales of investment securities during the three and six months ended June 30, 2019, included sales of municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$92,619	$(1,257)	$74,224	$(294)	$166,843	$(1,551)
Debt Securities Issued by States and Political Subdivisions	—	—	86	—	86	—
Debt Securities Issued by Corporations	75,000	(1,009)	90,000	(648)	165,000	(1,657)
Mortgage-Backed Securities:
Residential - Government Agencies	51,649	(416)	8,278	—	59,927	(416)
Residential - U.S. Government-Sponsored Enterprises	—	—	10,491	(25)	10,491	(25)
Total Mortgage-Backed Securities	51,649	(416)	18,769	(25)	70,418	(441)
Total	$219,268	$(2,682)	$183,079	$(967)	$402,347	$(3,649)

December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$65,479	$(188)	$101,761	$(1,259)	$167,240	$(1,447)
Debt Securities Issued by States and Political Subdivisions	6,788	(14)	440	—	7,228	(14)
Debt Securities Issued by Corporations	25,892	(326)	74,693	(307)	100,585	(633)
Mortgage-Backed Securities:
Residential - Government Agencies	119,271	(526)	170,805	(2,741)	290,076	(3,267)
Residential - U.S. Government-Sponsored Enterprises	187,861	(816)	73,720	(1,058)	261,581	(1,874)
Commercial - Government Agencies	59,826	(319)	52,965	(2,222)	112,791	(2,541)
Total Mortgage-Backed Securities	366,958	(1,661)	297,490	(6,021)	664,448	(7,682)
Total	$465,117	$(2,189)	$474,384	$(7,587)	$939,501	$(9,776)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2020, which were comprised of 81 individual securities, represent a credit loss impairment.  The gross unrealized losses in the Company’s corporate bond portfolio were related to debt securities issued by large multinational banks. The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19. However, as of June 30, 2020, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020. In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses. As of June 30, 2020, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of the AFS debt securities in an unrealized loss position as of June 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2020.

The Company also carries a limited portfolio of HTM municipal bonds. As of June 30, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa1, with a portion of these bonds escrowed to maturity. Utilizing the CECL approach, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded as of June 30, 2020.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2020, and June 30, 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Taxable	$30,729	$35,336	$66,122	$67,328
Non-Taxable	570	1,885	1,140	5,246
Total Interest Income from Investment Securities	$31,299	$37,221	$67,262	$72,574

As of June 30, 2020, and December 31, 2019, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Federal Home Loan Bank Stock	$12,000	$13,000
Federal Reserve Bank Stock	21,236	21,093
Total	$33,236	$34,093

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. As of June 30, 2020, the conversion ratio was 1.6228. See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions. During the second quarter of 2020, the Company recorded a $14.2 million gain on sale of its remaining 80,214 Visa Class B Shares. As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2020, and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,956,939	$1,379,152
Commercial Mortgage	2,707,534	2,518,051
Construction	245,099	194,170
Lease Financing	113,187	122,454
Total Commercial	5,022,759	4,213,827
Consumer
Residential Mortgage	3,989,393	3,891,100
Home Equity	1,640,887	1,676,073
Automobile	700,702	720,286
Other [1]	451,629	489,606
Total Consumer	6,782,611	6,777,065
Total Loans and Leases	$11,805,370	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.
The majority of the Company’s lending activity is with customers located in the State of Hawaii. A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $2.4 million and $1.1 million for the three months ended June 30, 2020, and June 30, 2019, respectively, and $5.6 million and $1.6 million for the six months ended June 30, 2020, and June 30, 2019, respectively.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2020, and December 31, 2019, accrued interest receivable for loans totaled $36.1 million and $30.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2020, the Company had 4,482 PPP loans outstanding, with an outstanding principal balance of $543.3 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial and Industrial loan class.

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

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2020, and June 30, 2019.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2020
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$67,987	$70,163	$138,150
Loans and Leases Charged-Off	(656)	(7,627)	(8,283)
Recoveries on Loans and Leases Previously Charged-Off	1,524	1,648	3,172
Net Loans and Leases Recovered (Charged-Off)	868	(5,979)	(5,111)
Provision for Credit Losses	3,667	36,733	40,400
Balance at End of Period	$72,522	$100,917	$173,439
Six Months Ended June 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2019)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,349)	(14,111)	(15,460)
Recoveries on Loans and Leases Previously Charged-Off	1,853	4,756	6,609
Net Loans and Leases Recovered (Charged-Off)	504	(9,355)	(8,851)
Provision for Credit Losses	17,006	56,994	74,000
Balance at End of Period	$72,522	$100,917	$173,439

Three Months Ended June 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$67,527	$38,496	$106,023
Loans and Leases Charged-Off	(206)	(4,923)	(5,129)
Recoveries on Loans and Leases Previously Charged-Off	401	2,377	2,778
Net Loans and Leases Recovered (Charged-Off)	195	(2,546)	(2,351)
Provision for Credit Losses	1,546	2,454	4,000
Balance at End of Period	$69,268	$38,404	$107,672
Six Months Ended June 30, 2019
Allowance for Credit Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,192)	(9,765)	(11,957)
Recoveries on Loans and Leases Previously Charged-Off	902	5,034	5,936
Net Loans and Leases Recovered (Charged-Off)	(1,290)	(4,731)	(6,021)
Provision for Credit Losses	3,684	3,316	7,000
Balance at End of Period	$69,268	$38,404	$107,672

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

For pass rated credits, risk ratings are certified at a minimum annually. For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2020.

	Term Loans by Origination Year
(dollars in thousands)	YTD June 30, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2020
Commercial
Commercial and Industrial
Pass	$755,648	$221,992	$199,600	$78,712	$83,437	$101,529	$431,950	$1,163	$1,874,031
Special Mention	1,358	126	2,046	—	114	194	7,131	—	10,969
Classified	23,031	838	1,620	1,111	1,649	20,163	23,424	103	71,939
Total Commercial and Industrial	$780,037	$222,956	$203,266	$79,823	$85,200	$121,886	$462,505	$1,266	$1,956,939
Commercial Mortgage
Pass	$433,742	$568,350	$385,977	$280,736	$319,128	$543,951	$73,922	$—	$2,605,806
Special Mention	4,543	—	21,517	13,160	1,261	5,453	—	—	45,934
Classified	33,168	4,368	2,789	1,405	4,791	9,273	—	—	55,794
Total Commercial Mortgage	$471,453	$572,718	$410,283	$295,301	$325,180	$558,677	$73,922	$—	$2,707,534
Construction
Pass	$66,853	$87,978	$33,825	$11,356	$—	$1,915	$42,020	$—	$243,947
Special Mention	1,152	—	—	—	—	—	—	—	1,152
Total Construction	$68,005	$87,978	$33,825	$11,356	$—	$1,915	$42,020	$—	$245,099
Lease Financing
Pass	$9,492	$22,039	$15,672	$5,390	$11,303	$47,828	$—	$—	$111,724
Classified	36	75	1,169	54	129	—	—	—	1,463
Total Lease Financing	$9,528	$22,114	$16,841	$5,444	$11,432	$47,828	$—	$—	$113,187
Total Commercial	$1,329,023	$905,766	$664,215	$391,924	$421,812	$730,306	$578,447	$1,266	$5,022,759
Consumer
Residential Mortgage
Pass	$529,394	$666,174	$404,470	$569,995	$650,609	$1,162,732	$—	$—	$3,983,374
Classified	—	—	—	932	—	5,087	—	—	6,019
Total Residential Mortgage	$529,394	$666,174	$404,470	$570,927	$650,609	$1,167,819	$—	$—	$3,989,393
Home Equity
Pass	$—	$—	$—	$—	$—	$5,563	$1,587,454	$41,957	$1,634,974
Classified	—	—	—	—	—	72	4,701	1,140	5,913
Total Home Equity	$—	$—	$—	$—	$—	$5,635	$1,592,155	$43,097	$1,640,887
Automobile
Pass	$104,123	$248,977	$191,876	$88,540	$45,333	$21,721	$—	$—	$700,570
Classified	—	—	14	49	65	4	—	—	132
Total Automobile	$104,123	$248,977	$191,890	$88,589	$45,398	$21,725	$—	$—	$700,702
Other[1]
Pass	$51,410	$169,940	$113,204	$59,637	$14,852	$5,078	$35,615	$1,596	$451,332
Classified	—	33	50	92	—	—	83	39	297
Total Other	$51,410	$169,973	$113,254	$59,729	$14,852	$5,078	$35,698	$1,635	$451,629
Total Consumer	$684,927	$1,085,124	$709,614	$719,245	$710,859	$1,200,257	$1,627,853	$44,732	$6,782,611
Total Loans and Leases	$2,013,950	$1,990,890	$1,373,829	$1,111,169	$1,132,671	$1,930,563	$2,206,300	$45,998	$11,805,370

[1]	Comprised of other revolving credit, installment, and lease financing.

For the six months ended June 30, 2020, $1.3 million revolving loans were converted to term loans.

The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,306,040	$2,463,858	$188,832	$120,933	$4,079,663
Special Mention	37,722	16,453	4,148	—	58,323
Classified	35,390	37,740	1,190	1,521	75,841
Total	$1,379,152	$2,518,051	$194,170	$122,454	$4,213,827

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,886,389	$1,671,468	$719,337	$488,113	$6,765,307
Classified	4,711	4,605	949	1,493	11,758
Total	$3,891,100	$1,676,073	$720,286	$489,606	$6,777,065
Total Recorded Investment in Loans and Leases					$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent. For the consumer portfolio, this generally represents two missed monthly payments. The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2020, and December 31, 2019.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loans and Leases	Non-Accrual Loans and Leases that are Current [2]
As of June 30, 2020
Commercial
Commercial and Industrial	$293	$82	$—	$459	$834	$1,956,105	$1,956,939	$373
Commercial Mortgage	—	—	—	8,672	8,672	2,698,862	2,707,534	8,672
Construction	—	—	—	—	—	245,099	245,099	—
Lease Financing	617	—	—	—	617	112,570	113,187	—
Total Commercial	910	82	—	9,131	10,123	5,012,636	5,022,759	9,045
Consumer
Residential Mortgage	4,736	1,921	4,937	5,888	17,482	3,971,911	3,989,393	657
Home Equity	914	703	3,519	5,176	10,312	1,630,575	1,640,887	1,351
Automobile	2,027	299	133	—	2,459	698,243	700,702	—
Other [1]	1,946	1,064	296	—	3,306	448,323	451,629	—
Total Consumer	9,623	3,987	8,885	11,064	33,559	6,749,052	6,782,611	2,008
Total	$10,533	$4,069	$8,885	$20,195	$43,682	$11,761,688	$11,805,370	$11,053

As of December 31, 2019
Commercial
Commercial and Industrial	$12,534	$148	$—	$830	$13,512	$1,365,640	$1,379,152	$421
Commercial Mortgage	2,998	—	—	9,244	12,242	2,505,809	2,518,051	9,244
Construction	101	51	—	—	152	194,018	194,170	—
Lease Financing	720	—	—	—	720	121,734	122,454	—
Total Commercial	16,353	199	—	10,074	26,626	4,187,201	4,213,827	9,665
Consumer
Residential Mortgage	6,097	2,070	1,839	4,125	14,131	3,876,969	3,891,100	1,429
Home Equity	3,949	2,280	4,125	3,181	13,535	1,662,538	1,676,073	412
Automobile	16,067	4,154	949	—	21,170	699,116	720,286	—
Other [1]	3,498	2,074	1,493	—	7,065	482,541	489,606	—
Total Consumer	29,611	10,578	8,406	7,306	55,901	6,721,164	6,777,065	1,841
Total	$45,964	$10,777	$8,406	$17,380	$82,527	$10,908,365	$10,990,892	$11,506

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of June 30, 2020, and December 31, 2019.

	June 30, 2020			December 31, 2019
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non-accrual loans	Total Non-accrual loans
Commercial
Commercial and Industrial	$459	$—	$459	$830
Commercial Mortgage	3,543	5,129	8,672	9,244
Total Commercial	4,002	5,129	9,131	10,074
Consumer
Residential Mortgage	5,422	466	5,888	4,125
Home Equity	5,176	—	5,176	3,181
Total Consumer	10,598	466	11,064	7,306
Total	$14,600	$5,595	$20,195	$17,380

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $65.0 million as of June 30, 2020, and $69.1 million as of December 31, 2019.  There were $0.3 million commitments to lend additional funds on loans modified in a TDR as of June 30, 2020, and December 31, 2019.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2020, and June 30, 2019.

	Loans Modified as a TDR for the Three Months Ended June 30, 2020			Loans Modified as a TDR for the Three Months Ended June 30, 2019
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	—	$—	$—	1	$99	$10
Construction	1	1,152	—	—	—	—
Total Commercial	1	1,152	—	1	99	10
Consumer
Residential Mortgage	—	—	—	1	57	—
Home Equity	—	—	—	2	247	—
Automobile	19	305	5	79	1,488	21
Other [2]	5	52	2	29	179	5
Total Consumer	24	357	7	111	1,971	26
Total	25	$1,509	$7	112	$2,070	$36

	Loans Modified as a TDR for the Six Months Ended June 30, 2020			Loans Modified as a TDR for the Six Months Ended June 30, 2019
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(dollars in thousands)	Contracts	(as of period end)[1]	(as of period end)	Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	2	$98	$2	4	$205	$14
Commercial Mortgage	—	—	—	1	3,836	—
Construction	1	1,152	—	—	—	—
Total Commercial	3	1,250	2	5	4,041	14
Consumer
Residential Mortgage	—	—	—	1	57	—
Home Equity	—	—	—	2	247	—
Automobile	70	1,172	19	191	3,596	51
Other [2]	35	274	11	66	385	10
Total Consumer	105	1,446	30	260	4,285	61
Total	108	$2,696	$32	265	$8,326	$75

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2020, and June 30, 2019, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$58
Total Commercial	—	—	1	58

Consumer
Automobile	19	331	9	186
Other [2]	2	14	11	63
Total Consumer	21	345	20	249
Total	21	$345	21	$307

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
TDRs that Defaulted During the Period,		Recorded	Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$58
Total Commercial	—	—	1	58

Consumer
Automobile	34	636	19	353
Other [2]	6	40	20	109
Total Consumer	40	676	39	462
Total	40	$676	40	$520

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.
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

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months. Interest continues to legally accrue, and the Company continues to record interest income, during the forbearance period. The Company offers several repayment options such as immediate repayment, repayment over a designated time period, or as a balloon payment at maturity. These modifications generally do not involve forgiveness or interest rate reductions. The CARES Act, along with a joint agency statement issued by banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Summary of Significant Accounting Policies for more information.
The Company, as lessor, also granted short-term lease concessions on some of its sales-type finance leases for equipment and automobiles. The concessions primarily consists of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term. Interest income continues to accrue during the deferral period. See Note 1 Summary of Significant Accounting Policies for more information.

As of June 30, 2020, these COVID-19 related short-term loan and lease concessions totaled $1.1 billion (886 loans and leases) for the commercial segment and $795.5 million (16,414 loans and leases) for the consumer segment.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.8 million as of June 30, 2020.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.1 billion as of June 30, 2020, and as of December 31, 2019.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information). Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.8 million for the three months ended June 30, 2020, and June 30, 2019, and $3.7 million and $3.6 million for the six months ended June 30, 2020, and June 30, 2019, respectively. Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2020, and June 30, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$1,101	$1,268	$1,126	$1,290
Change in Fair Value:
Due to Payoffs	(33)	(56)	(58)	(78)
Total Changes in Fair Value of Mortgage Servicing Rights	(33)	(56)	(58)	(78)
Balance at End of Period	$1,068	$1,212	$1,068	$1,212

For the three and six months ended June 30, 2020, and June 30, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$21,436	$22,881	$23,896	$23,020
Servicing Rights that Resulted From Asset Transfers	1,005	974	2,170	1,524
Amortization	(1,301)	(824)	(2,413)	(1,513)
Valuation Allowance Recovery (Provision)	696	(10)	(1,817)	(10)
Balance at End of Period	$21,836	$23,021	$21,836	$23,021

Valuation Allowance:
Balance at Beginning of Period	$(2,513)	$—	$—	$—
Valuation Allowance Recovery (Provision)	696	(10)	(1,817)	(10)
Balance at End of Period	$(1,817)	$(10)	$(1,817)	$(10)

Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,436	$26,814	$25,714	$29,218
End of Period	$21,836	$24,905	$21,836	$24,905

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Weighted-Average Constant Prepayment Rate [1]	14.20%	10.76%
Weighted-Average Life (in years)	5.07	6.20
Weighted-Average Note Rate	3.93%	3.99%
Weighted-Average Discount Rate [2]	5.94%	7.33%

[1]	Represents annualized loan prepayment rate assumption.

[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2020, and December 31, 2019, is presented in the following table.

(dollars in thousands)	June 30, 2020	December 31, 2019
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(238)	$(296)
Decrease in fair value from 50 bps adverse change	(471)	(586)
Discount Rate
Decrease in fair value from 25 bps adverse change	(209)	(264)
Decrease in fair value from 50 bps adverse change	(414)	(522)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $89.4 million and $76.3 million as of June 30, 2020, and December 31, 2019, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2020, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2020	$6,295
2021	5,310
2022	79
2023	55
2024	55
Thereafter	1,754
Total Unfunded Commitments	$13,548

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2020, and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Effective Yield Method
Tax credits and other tax benefits recognized	$2,938	$2,930	$5,876	$5,859
Amortization Expense in Provision for Income Taxes	2,147	1,891	4,293	3,783

Proportional Amortization Method
Tax credits and other tax benefits recognized	$1,523	$753	$3,046	$1,507
Amortization Expense in Provision for Income Taxes	1,318	645	2,637	1,289

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2020, and June 30, 2019.

Note 7. Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)
The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities). The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds. The Company had net liability positions with its financial institution counterparties totaling $20.3 million and $5.1 million as of June 30, 2020, and December 31, 2019, respectively. See Note 12 Derivative Financial Instruments for more information.
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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2020, and December 31, 2019, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2020
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$119,537	$—	$119,537
Debt Securities Issued by States and Political Subdivisions	1,100	100	—	490	1,690
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	105,463	106,956	213,935
Residential - U.S. Government-Sponsored Enterprises	—	—	—	268,044	268,044
Total	$1,100	$1,616	$225,000	$375,490	$603,206

December 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	1,200	1,100	—	490	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$1,200	$2,616	$225,000	$375,490	$604,306

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of June 30, 2020, and December 31, 2019. The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table. As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)				Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/Received [1]	Net Amount
June 30, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$23	$—	$23	$23	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	20,286	—	20,286	23	8,871	11,392

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	3,206	—	3,206	—	3,206	—
	$603,206	$—	$603,206	$—	$603,206	$—

December 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$584	$—	$584	$584	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,361	—	5,361	584	3,818	959

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,306	—	4,306	—	4,306	—
	$604,306	$—	$604,306	$—	$604,306	$—
1 The application of collateral cannot reduce the net amount below zero. Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $644.3 million and $645.3 million as of June 30, 2020, and December 31, 2019, respectively. For repurchase agreements with government entities, the fair value of investment securities pledged was $5.0 million and $5.5 million as of June 30, 2020, and December 31, 2019, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2020, and June 30, 2019:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$10,393	$2,752	$7,641
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	121	32	89
Net Unrealized Gains (Losses) on Investment Securities	10,514	2,784	7,730
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	571	151	420
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$11,023	$2,919	$8,104

Three Months Ended June 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$21,812	$5,782	$16,030
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(127)	(34)	(93)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	368	96	272
Net Unrealized Gains (Losses) on Investment Securities	22,053	5,844	16,209
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	108	298
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	89	245
Other Comprehensive Income (Loss)	$22,387	$5,933	$16,454

Six Months Ended June 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$66,949	$17,741	$49,208
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	186	49	137
Net Unrealized Gains (Losses) on Investment Securities	67,058	17,769	49,289
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,141	303	838
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	1,018	270	748
Other Comprehensive Income (Loss)	$68,076	$18,039	$50,037

Six Months Ended June 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$30,764	$8,153	$22,611
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(63)	(17)	(46)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	764	201	563
Net Unrealized Gains (Losses) on Investment Securities	31,465	8,337	23,128
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	812	215	597
Amortization of Prior Service Credit	(144)	(38)	(106)
Defined Benefit Plans, Net	668	177	491
Other Comprehensive Income (Loss)	$32,133	$8,514	$23,619

[1]
The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category. The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020, and June 30, 2019:

(dollars in thousands)	Investment Securities-Available-for-Sale	Investment Securities-Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2020
Balance at Beginning of Period	$49,870	$(667)	$(38,382)	$10,821
Other Comprehensive Income (Loss) Before Reclassifications	7,641	—	—	7,641
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	89	374	463
Total Other Comprehensive Income (Loss)	7,641	89	374	8,104
Balance at End of Period	$57,511	$(578)	$(38,008)	$18,925

Three Months Ended June 30, 2019
Balance at Beginning of Period	$(3,819)	$(4,295)	$(35,764)	$(43,878)
Other Comprehensive Income (Loss) Before Reclassifications	16,030	—	—	16,030
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(93)	272	245	424
Total Other Comprehensive Income (Loss)	12,678	3,531	245	16,454
Balance at End of Period	$8,859	$(764)	$(35,519)	$(27,424)

Six Months Ended June 30, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	49,208	—	—	49,208
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	137	748	829
Total Other Comprehensive Income (Loss)	49,152	137	748	50,037
Balance at End of Period	$57,511	$(578)	$(38,008)	$18,925

Six Months Ended June 30, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	22,611	—	—	22,611
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(46)	563	491	1,008
Total Other Comprehensive Income (Loss)	19,306	3,822	491	23,619
Balance at End of Period	$8,859	$(764)	$(35,519)	$(27,424)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020, and June 30, 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(121)	$(368)	Interest Income
	32	96	Provision for Income Tax
	(89)	(272)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	127	Investment Securities Gains (Losses), Net
	—	(34)	Provision for Income Tax
	—	93	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	72
Net Actuarial Losses [2]	(571)	(406)
	(509)	(334)	Total Before Tax
	135	89	Provision for Income Tax
	(374)	(245)	Net of Tax

Total Reclassifications for the Period	$(463)	$(424)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(186)	$(764)	Interest Income
	49	201	Provision for Income Tax
	(137)	(563)	Net of Tax
Sale of Investment Securities Available-for-Sale	77	63	Investment Securities Gains (Losses), Net
	(21)	(17)	Provision for Income Tax
	56	46	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	123	144
Net Actuarial Losses [2]	(1,141)	(812)
	(1,018)	(668)	Total Before Tax
	270	177	Provision for Income Tax
	(748)	(491)	Net of Tax

Total Reclassifications for the Period	$(829)	$(1,008)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.

[2]
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share. The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2020, and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Denominator for Basic Earnings Per Share	39,703,735	40,541,594	39,692,695	40,738,772
Dilutive Effect of Equity Based Awards	128,740	228,173	180,639	249,229
Denominator for Diluted Earnings Per Share	39,832,475	40,769,767	39,873,334	40,988,001

Antidilutive Stock Options and Restricted Stock Outstanding	113,906	4,706	111,507	4,706

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the methodology that we use to estimate our consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 67 branch locations and 367 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2020, and June 30, 2019, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2020
Net Interest Income	$73,221	$51,219	$2,251	$126,691
Provision for Credit Losses	6,137	(1,025)	35,288	40,400
Net Interest Income After Provision for Credit Losses	67,084	52,244	(33,037)	86,291
Noninterest Income	28,943	7,076	15,249	51,268
Noninterest Expense	(70,744)	(14,776)	(3,372)	(88,892)
Income Before Provision for Income Taxes	25,283	44,544	(21,160)	48,667
Provision for Income Taxes	(6,451)	(10,940)	7,632	(9,759)
Net Income	$18,832	$33,604	$(13,528)	$38,908
Total Assets as of June 30, 2020	$7,416,337	$5,033,297	$7,320,308	$19,769,942

Three Months Ended June 30, 2019 [1]
Net Interest Income	$77,063	$45,703	$1,331	$124,097
Provision for Credit Losses	2,526	(175)	1,649	4,000
Net Interest Income After Provision for Credit Losses	74,537	45,878	(318)	120,097
Noninterest Income	35,967	6,938	2,545	45,450
Noninterest Expense	(68,543)	(21,260)	(2,922)	(92,725)
Income Before Provision for Income Taxes	41,961	31,556	(695)	72,822
Provision for Income Taxes	(10,405)	(7,945)	2,447	(15,903)
Net Income	$31,556	$23,611	$1,752	$56,919
Total Assets as of June 30, 2019 [1]	$6,924,338	$4,089,452	$6,675,055	$17,688,845

Six Months Ended June 30, 2020
Net Interest Income	$147,135	$96,456	$9,066	$252,657
Provision for Credit Losses	9,588	(735)	65,147	74,000
Net Interest Income After Provision for Credit Losses	137,547	97,191	(56,081)	178,657
Noninterest Income	61,533	18,811	17,073	97,417
Noninterest Expense	(141,644)	(32,122)	(11,438)	(185,204)
Income Before Provision for Income Taxes	57,436	83,880	(50,446)	90,870
Provision for Income Taxes	(14,527)	(20,494)	17,801	(17,220)
Net Income	$42,909	$63,386	$(32,645)	$73,650
Total Assets as of June 30, 2020	$7,416,337	$5,033,297	$7,320,308	$19,769,942

Six Months Ended June 30, 2019 [1]
Net Interest Income	$153,415	$92,993	$2,526	$248,934
Provision for Credit Losses	4,750	1,271	979	7,000
Net Interest Income After Provision for Credit Losses	148,665	91,722	1,547	241,934
Noninterest Income	70,445	13,999	4,685	89,129
Noninterest Expense	(137,970)	(42,215)	(5,597)	(185,782)
Income Before Provision for Income Taxes	81,140	63,506	635	145,281
Provision for Income Taxes	(20,239)	(13,947)	4,623	(29,563)
Net Income	$60,901	$49,559	$5,258	$115,718
Total Assets as of June 30, 2019 [1]	$6,924,338	$4,089,452	$6,675,055	$17,688,845

1 Certain prior period information has been reclassified to conform to current presentation.

Note 11.  Pension Plans and Postretirement Benefit Plan
Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and six months ended June 30, 2020, and June 30, 2019.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019
Three Months Ended June 30,
Service Cost	$—	$—	$152	$117
Interest Cost	900	1,093	231	257
Expected Return on Plan Assets	(1,258)	(1,249)	—	—
Amortization of:
Prior Service Credit	—	—	(62)	(72)
Net Actuarial Losses (Gains)	571	484	—	(78)
Net Periodic Benefit Cost	$213	$328	$321	$224

Six Months Ended June 30,
Service Cost	$—	$—	$303	$235
Interest Cost	1,800	2,187	462	515
Expected Return on Plan Assets	(2,516)	(2,498)	—	—
Amortization of:
Prior Service Credit	—	—	(123)	(144)
Net Actuarial Losses (Gains)	1,141	968	—	(156)
Net Periodic Benefit Cost	$425	$657	$642	$450

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan. For the three and six months ended June 30, 2020, the Company contributed $0.1 million and $0.2 million, respectively, to the pension plans and $0.2 million and $0.5 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.4 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2020.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$49,890	$2,656	$48,677	$1,280
Forward Commitments	62,039	(393)	82,735	(182)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,132,329	106,602	802,389	26,070
Pay Fixed/Receive Variable Swaps	1,132,329	(20,263)	802,389	(4,777)
Foreign Exchange Contracts	90,045	(51)	85,499	163
Conversion Rate Swap Agreement	117,710	—	114,499	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2020, and December 31, 2019:

Derivative Financial Instruments	June 30, 2020		December 31, 2019
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,656	$—	$1,280	$—
Forward Commitments	1	394	23	205
Interest Rate Swap Agreements	106,648	20,309	27,344	6,051
Foreign Exchange Contracts	335	386	284	121
Total	$109,640	$21,089	$28,931	$6,377

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2020, and June 30, 2019:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2020	2019	2020	2019
Interest Rate Lock Commitments	Mortgage Banking	$4,351	$3,561	$10,654	$5,286
Forward Commitments	Mortgage Banking	(874)	(1,382)	(3,058)	(1,974)
Interest Rate Swap Agreements	Other Noninterest Income	3,029	1,760	9,467	2,896
Foreign Exchange Contracts	Other Noninterest Income	223	1,152	936	2,066
Total		$6,729	$5,091	$17,999	$8,274

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

As of June 30, 2020, and December 31, 2019, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2020, and December 31 2019, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management. See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees
The Company’s credit commitments as of June 30, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Unfunded Commitments to Extend Credit	$2,646,821	$2,713,937
Standby Letters of Credit	87,950	81,000
Commercial Letters of Credit	10,317	16,981
Total Credit Commitments	$2,745,088	$2,811,918

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

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging the Bank’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers. On October 16, 2019, the Bank reached a tentative settlement with the named plaintiff, subject to documentation and court approvals.  The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  On March 12, 2020, the court granted preliminary approval of the settlement. As a result, the Company recorded an $8.0 million liability reserve relating to this claim. A court hearing for final approval of the settlement was held on July 23, 2020. The judge indicated he approved all substantive and procedural terms of the settlement; however, the judge declined to issue the approval order until the Class Action Fairness Act (CAFA) notice period expires on September 25, 2020.  No payments in settlement of this claim will be made prior to this date.

On June 2, 2020, Aloha Accounting and Tax LLC filed a lawsuit (seeking class action status) against the Bank, First Hawaiian Bank, American Savings Bank, Central Pacific Bank, and Kabbage Inc. (collectively, the “Defendants”) alleging that the Defendants did not pay agent fees owed under the CARES Act PPP. An amended complaint was filed on June 23, 2020, adding Bank of America as a co-defendant. Counsel for Aloha Accounting and Tax LLC has brought similar lawsuits against banks across the country and is seeking to consolidate the cases in a Multidistrict Litigation (MDL) in Arizona federal court. A hearing before the MDL Panel in Washington DC is set for July 30, 2020.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”). The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”). These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae. The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters. As of June 30, 2020, the unpaid principal balance of residential mortgage loans sold by the Company was $2.8 billion. The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian. Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met. Some agreements may require the Company to repurchase delinquent loans. Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution. Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards. During the six months ended June 30, 2020, there were no residential mortgage loans repurchased as a result of the representation and warranty provisions contained in the applicable contract. As of June 30, 2020, there was no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained. The Company also services loans originated by other mortgage loan originators. As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales. Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements. However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company. Remedies could include repurchase of an affected loan. For the six months ended June 30, 2020, there were no loans repurchased related to loan servicing activities. As of June 30, 2020, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases. As of June 30, 2020, 99% of the Company’s residential mortgage loans serviced for investors were current. The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required. The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date. As of June 30, 2020, and December 31, 2019, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management. See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,116	$186,833	$—	$187,949
Debt Securities Issued by States and Political Subdivisions	—	55,602	—	55,602
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,014	—	1,014
Debt Securities Issued by Corporations	—	225,380	—	225,380
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,312,347	—	1,312,347
Residential - U.S. Government-Sponsored Enterprises	—	663,275	—	663,275
Commercial - Government Agencies	—	280,911	—	280,911
Total Mortgage-Backed Securities	—	2,256,533	—	2,256,533
Total Investment Securities Available-for-Sale	1,116	2,725,362	—	2,726,478
Loans Held for Sale	—	20,711	—	20,711
Mortgage Servicing Rights	—	—	1,068	1,068
Other Assets	43,461	—	—	43,461
Derivatives [1]	—	336	109,304	109,640
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2020	$44,577	$2,746,409	$110,372	$2,901,358

Liabilities:
Derivatives [1]	$—	$780	$20,309	$21,089
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2020	$—	$780	$20,309	$21,089

December 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,155	$219,976	$—	$221,131
Debt Securities Issued by States and Political Subdivisions	—	55,097	—	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	22,147	—	22,147
Debt Securities Issued by Corporations	—	336,321	—	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,172,826	—	1,172,826
Residential - U.S. Government-Sponsored Enterprises	—	586,761	—	586,761
Commercial - Government Agencies	—	224,720	—	224,720
Total Mortgage-Backed Securities	—	1,984,307	—	1,984,307
Total Investment Securities Available-for-Sale	1,155	2,617,848	—	2,619,003
Loans Held for Sale	—	39,062	—	39,062
Mortgage Servicing Rights	—	—	1,126	1,126
Other Assets	41,464	—	—	41,464
Derivatives [1]	—	308	28,623	28,931
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019	$42,619	$2,657,218	$29,749	$2,729,586

Liabilities:
Derivatives [1]	$—	$327	$6,050	$6,377
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019	$—	$327	$6,050	$6,377

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and six months ended June 30, 2020, and June 30, 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2020
Balance as of April 1, 2020	$1,101	$80,680
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(33)	4,290
Transfers to Loans Held for Sale	—	(5,625)
Variation Margin Payments	—	9,650
Balance as of June 30, 2020	$1,068	$88,995
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2020	$—	$88,995

Three Months Ended June 30, 2019
Balance as of April 1, 2019	$1,268	$9,175
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(56)	3,530
Transfers to Loans Held for Sale	—	(2,517)
Variation Margin Payments	—	9,768
Balance as of June 30, 2019	$1,212	$19,956
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2019	$—	$19,956

Six Months Ended June 30, 2020
Balance as of January 1, 2020	$1,126	22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(58)	10,462
Transfers to Loans Held for Sale	—	(9,278)
Variation Margin Payments	—	65,238
Balance as of June 30, 2020	$1,068	88,995
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2020	$—	$88,995

Six Months Ended June 30, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(78)	5,243
Transfers to Loans Held for Sale	—	(4,014)
Variation Margin Payments	—	14,311
Balance as of June 30, 2019	$1,212	$19,956
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2019	$—	$19,956

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.

[2]
Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2020, and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		June 30, 2020						December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	9.47%	-	15.99%	14.20%	$22,904	10.76%	$26,840
		Discount Rate	5.50%	-	6.22%	5.94%		7.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	82.10%	-	99.00%	89.96%	$2,656	92.24%	$1,280
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.02%	-	0.58%	0.23%	$86,339	0.20%	$21,293

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2020. There were no assets measured at fair value on a nonrecurring basis as of
December 31, 2019.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2020
Mortgage Servicing Rights - amortization method	Level 3	$21,836	$(1,817)

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2020, and December 31, 2019.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2020
Loans Held for Sale	$20,711	$19,605	$1,106

December 31, 2019
Loans Held for Sale	$39,062	$38,293	$769

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2020, and June 30, 2019, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2020, and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,276,829	$3,374,294	$145,733	$3,228,561	$—
Loans [1]	11,435,573	12,041,071	—	—	12,041,071

Financial Instruments - Liabilities
Time Deposits	1,678,776	1,689,258	—	1,689,258	—
Securities Sold Under Agreements to Repurchase	603,206	652,859	—	652,859	—
Other Debt [2]	50,000	51,785	—	51,785	—

December 31, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,042,294	$3,062,882	$275,663	$2,787,219	$—
Loans [1]	10,664,885	10,873,208	—	—	10,873,208

Financial Instruments - Liabilities
Time Deposits	1,802,431	1,800,773	—	1,800,773	—
Securities Sold Under Agreements to Repurchase	604,306	627,780	—	627,780	—
Other Debt [2]	75,000	75,581	—	75,581	—

[1]	Carrying amount is net of unearned income and the Allowance.

[2]	Excludes finance lease obligations.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020, and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,550	$11,385	$21,465	$22,146
Service Charges on Deposit Accounts	2,718	3,295	5,771	6,644
Fees, Exchange, and Other Service Charges	6,841	11,602	17,359	23,154
Annuity and Insurance	855	1,772	1,750	4,316
Other	2,261	2,504	4,566	4,975
Noninterest Income (in-scope of Topic 606)	23,225	30,558	50,911	61,235
Noninterest Income (out-of-scope of Topic 606)	28,043	14,892	46,506	27,894
Total Noninterest Income	$51,268	$45,450	$97,417	$89,129

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020, and December 31, 2019, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the effects of the COVID-19 pandemic, including reduced tourism in Hawaii, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic; 3) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 4) competitive pressures in the markets for financial services and products; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, CARES Act, and regulatory pronouncements around CARES Act; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 8) actual or alleged conduct which could harm our reputation; 9) changes in accounting standards; 10) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 11) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 12) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 13) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 14) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 15) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 16) changes to the amount and timing of proposed common stock repurchases; and 17) natural disasters, public unrest, adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and subsequent periodic and current reports filed with the SEC. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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
Hawaii Economy

The year 2020 began with overall healthy economic conditions in Hawaii that were sharply impacted by a shut-down of tourism at the end of March in an attempt to isolate the State from additional travel-related transmission of COVID-19.  The actions taken by the State of Hawaii beginning in March were imposed to mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii. Although at risk industries of leisure and hospitality represents 19% of jobs and 10% of Hawaii’s GDP, Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.   Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy and represent about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities are proceeding despite COVID-19.  Hawaii’s large retiree population also contributes to a stable economic base. Notwithstanding, the Hawaii economy will likely continue to face significant challenges in the near future.

We are taking significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we are providing payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months. We are waiving associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers that continue to make interest payments, we are providing six months of principal deferral, or alternatively, three months of interest or interest and principal deferral.

The Bank continues to responsibly lend to qualified consumer and commercial customers. We have been a participant in the SBA’s Small Business Paycheck Protection Program. Through July 29, 2020, the Bank originated over 4,500 PPP loans totaling approximately $560 million. The Bank also plans to participate in the Federal Reserve Bank’s Main Street Lending Program.

The Bank has taken additional steps to help minimize the financial impact of COVID-19 for its customers:

•	Suspended ATM surcharge fees for other banks ATM users through June 30, 2020.

•	Waived ATM fees for Bank debit cardholders who used their cards at non-Bank ATMs in the U.S. and U.S. Territories through July 21, 2020.

•	Suspended early withdrawal penalties for time deposit accounts through June 30, 2020.

•	40 Bank branches across the state of Hawaii and the West Pacific region remain open to serve the community.

•	Temporarily increased our mobile deposits limit from $5,000 to $10,000 per rolling five business days.

•	Reserved the first branch hour of the day to serve our elderly (65 years and older) and those at-risk, as well as their caregivers or family members.

•	Increased our call center capabilities by training and deputizing more than 100 branch, private banking and commercial staff members to provide additional support over the phone.

•	Offered Small Dollar Emergency Relief Loan Program to assist customers who were financially impacted by COVID-19 with loans up to $3,000.

Earnings Summary

Net income for the second quarter of 2020 was $38.9 million, a decrease of $18.0 million or 32% compared to the same period in 2019.  Diluted earnings per share was $0.98 for the second quarter of 2020, a decrease of $0.42 or 30% compared to the same period in 2019.

The Company’s lower earnings for the second quarter of 2020 were primarily due to the following:

•
Provision for credit losses for the second quarter of 2020 was $40.4 million, an increase of $36.4 million compared to the same period in 2019. This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•
Fees, exchange, and other service charges for the second quarter of 2020 was $9.4 million, a decrease of $4.8 million or 34% compared to the same period in 2019. This decrease was primarily due to lower debit and credit card transaction volume. ATM surcharge fees were suspended for the second quarter of 2020. In addition, merchant income decreased due to lower sales volume.

•
Service charges on deposit accounts for the second quarter of 2020 was $5.1 million, a decrease of $2.2 million or 30% compared to the same period in 2019. This decrease was primarily due to suspending overdraft fees from April 1, 2020, through June 30, 2020, coupled with a decrease in account analysis fees.

•	Net equipment expense for the second quarter of 2020 was $8.2 million, an increase of $1.3 million or 19% compared to the same period in 2019. These increases were due to higher depreciation expense.

This decrease was partially offset by the following:

•
Investment securities gains (losses), net for the second quarter of 2020 was $13.2 million compared to $(0.8) million during the same period in 2019. The net gain in the second quarter of 2020 was primarily due to the sale of 80,214 Visa Class B Shares.

•
The provision for income taxes for the second quarter of 2020 was $9.8 million, a decrease of $6.1 million or 39% compared to the same period in 2019 primarily due to lower pretax income. The effective tax rate for the second quarter of 2020 was 20.05%, compared to 21.84% for the same period in 2019.

•
Total salaries and benefits expense for the second quarter of 2020 was $50.7 million, a decrease of $2.8 million or 5% compared to the same period in 2019 primarily due to a $2.3 million decrease in incentive compensation coupled with a $0.3 million decrease in separation expense.

•
Total other expense for the second quarter of 2020 was $12.2 million, a decrease of $3.4 million or 22% compared to the same period in 2019. Reserve for unfunded commitments decreased by $0.8 million. Operating losses decreased by $0.7 million. Business development and travel decreased by $0.6 million. Merchant transactions and processing fees decreased by $0.5 million.

•
Net interest income was $126.7 million for the second quarter of 2020, an increase of $2.6 million or 2% compared to the same period in 2019. This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolio. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.83% in the second quarter of 2020, a 21 basis point decrease from the same period in 2019. We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.

Net income for the first six months of 2020 was $73.7 million, a decrease of $18.0 million or 32% compared to the same period in 2019. Diluted earnings per share was $1.85 for the first six months of 2020, a decrease of $0.42 or 30% compared to the same period in 2019.
The Company’s lower earnings for the first six months of 2020 were primarily due to the following:

•
Provision for credit losses for the first six months of 2020 was $74.0 million, an increase of $67.0 million compared to the same period in 2019. This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•
Total salaries and benefits expense for the first six months of 2020 was $105.2 million, a decrease of $4.9 million or 4% compared to the same period in 2019 primarily due to an $8.0 million decrease in incentive compensation coupled with a $1.8 million decrease in share-based compensation due to forfeiture of unvested restricted stock grants and a lower number of restricted stock units being amortized. These decreases were partially offset by a $4.0 million increase in separation expense coupled with a $0.9 million increase in salaries due to merit increases.

•
Fees, exchange, and other service charges for the first six months of 2020 was $22.6 million, a decrease of $4.8 million or 34% compared to the same period in 2019. This decrease was primarily due to lower debit and credit card transaction volume. ATM surcharge fees were suspended for the second quarter of 2020. In addition, merchant income decreased due to lower sales volume.

•	Net equipment expense for the first six months of 2020 was $16.7 million, an increase of $2.9 million or 21% compared to the same period in 2019 primarily due to higher depreciation expense.

•
Annuity and insurance income for the first six months of 2020 was $1.8 million, a decrease of $2.6 million or 59% compared to the same period in 2019 primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019 and a decrease in annuity and life insurance products.

•
Service charges on deposit accounts for the first six months of 2020 was $12.5 million, a decrease of $2.1 million or 14% compared to the same period in 2019. This decrease was primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

•
Professional fees for the first six months of 2020 was $6.3 million, an increase of $1.6 million or 35% compared to the same period in 2019 primarily due to an increase in corporate risk and legal fees.

•
Net occupancy for the first six months of 2020 was $17.7 million, an increase of $1.5 million of 10% compared to the same period in 2019. This increase was primarily due to a $0.6 million gain on sale of real estate property on the island of Oahu during the first quarter of 2019 coupled with a $0.5 million increase in net rental expense.

This decrease was partially offset by the following:

•
Investment securities gains (losses), net for the first six months of 2020 was $12.2 million compared to $(1.6) million during the same period in 2019. The net gain was primarily due to the sale of 80,214 Visa Class B Shares during the second quarter of 2020.

•
The provision for income taxes for the first six months of 2020 was $17.2 million, a decrease of $12.3 million or 42% compared to the same period in 2019 primarily due to lower pretax income. The effective tax rate for the first six months of 2020 was 18.95% compared to 20.35% for the same period in 2019.

•
Other noninterest income for the first six months of 2020 was $16.5 million, an increase of $4.5 million or 38% primarily due to a $6.7 million increase in fees related to our customer interest rate swap derivatives. This increase was partially offset by a $1.1 million decrease in foreign currency transactions.

•
Net interest income for the first six months of 2020 was $252.7 million, an increase of $3.7 million or 1% compared to the same period in 2019. This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolio. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.90% for the first six months of 2020, an 18 basis point decrease from the same period in 2019. We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.

•
Mortgage banking income for the first six months of 2020 was $7.0 million, an increase of $1.4 million or 24% compared to the same period in 2019. This increase was primarily due to increased sales of conforming saleable loans from current production.

•
Total other expense for the first six months of 2020 was $27.2 million, a decrease of $2.2 million or 7% compared to the same period in 2019 due to a $1.0 million decrease in reserve for unfunded commitments, $0.7 million decrease in operating losses, and $0.7 million in business development and travel.

We maintained a strong balance sheet during the second quarter of 2020, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $11.8 billion as of June 30, 2020, an increase of $814.5 million or 7% from December 31, 2019, primarily due to growth in our commercial lending portfolio.

•
The Allowance was $173.4 million as of June 30, 2020, an increase of $63.4 million or 58% from December 31, 2019.  The Allowance represents 1.47% of total loans and leases outstanding as of June 30, 2020, and 1.00% of total loans and leases outstanding as of December 31, 2019. The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•
As of June 30, 2020, the total carrying value of the investment securities portfolio was $6.0 billion, an increase of $342.0 million or 6% compared to December 31, 2019. Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $17.4 billion as of June 30, 2020, an increase of $1.6 billion or 10% from December 31, 2019, primarily due to an increase in commercial and consumer deposits.

•
Total shareholders’ equity was $1.4 billion as of June 30, 2020, an increase of $65.3 million or 5% from December 31, 2019.  While we continued to return capital to our shareholders in the form of dividends, in March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  During the first six months of 2020, we acquired 199,764 shares of our common stock at a total cost of $17.8 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan.

•	Cash dividends of $53.7 million were distributed during the first six months of 2020.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
For the Period:
Operating Results
Net Interest Income	$126,691	$124,097	$252,657	$248,934
Provision for Credit Losses	40,400	4,000	74,000	7,000
Total Noninterest Income	51,268	45,450	97,417	89,129
Total Noninterest Expense	88,892	92,725	185,204	185,782
Net Income	38,908	56,919	73,650	115,718
Basic Earnings Per Share	0.98	1.40	1.86	2.84
Diluted Earnings Per Share	0.98	1.40	1.85	2.82
Dividends Declared Per Share	0.67	0.65	1.34	1.27

Performance Ratios
Return on Average Assets	0.82%	1.31%	0.79%	1.34%
Return on Average Shareholders’ Equity	11.58	17.97	11.11	18.39
Efficiency Ratio [1]	49.95	54.69	52.90	54.95
Net Interest Margin [2]	2.83	3.04	2.90	3.08
Dividend Payout Ratio [3]	68.37	46.43	72.04	44.72
Average Shareholders’ Equity to Average Assets	7.04	7.27	7.12	7.31

Average Balances
Average Loans and Leases	$11,727,649	$10,631,558	$11,394,178	$10,549,893
Average Assets	19,189,581	17,480,651	18,706,092	17,359,031
Average Deposits	16,679,511	15,162,782	16,248,628	15,067,622
Average Shareholders’ Equity	1,351,345	1,270,162	1,332,596	1,268,808

Market Price Per Share of Common Stock
Closing	$61.41	$82.91	$61.41	$82.91
High	72.74	84.53	95.53	84.53
Low	51.15	75.24	46.70	66.54

			June 30, 2020	December 31, 2019
As of Period End:
Balance Sheet Totals
Loans and Leases			$11,805,370	$10,990,892
Total Assets			19,769,942	18,095,496
Total Deposits			17,423,155	15,784,482
Other Debt			60,524	85,565
Total Shareholders’ Equity			1,352,082	1,286,832

Asset Quality
Non-Performing Assets			$22,701	$20,117
Allowance for Credit Losses			172,039	110,027
Allowance to Loans and Leases Outstanding			1.47%	1.00%

Capital Ratios
Common Equity Tier 1 Capital Ratio			12.04%	12.18%
Tier 1 Capital Ratio			12.04	12.18
Total Capital Ratio			13.29	13.28
Tier 1 Leverage Ratio			6.90	7.25
Total Shareholders’ Equity to Total Assets			6.84	7.11
Tangible Common Equity to Tangible Assets [4]			6.69	6.95
Tangible Common Equity to Risk-Weighted Assets [4]			12.07	11.85

Non-Financial Data
Full-Time Equivalent Employees			2,112	2,124
Branches			67	68
ATMs			367	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).

[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2020	December 31, 2019
Total Shareholders’ Equity	$1,352,082	$1,286,832
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,320,565	$1,255,315

Total Assets	$19,769,942	$18,095,496
Less: Goodwill	31,517	31,517
Tangible Assets	$19,738,425	$18,063,979
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$10,941,894	$10,589,061

Total Shareholders’ Equity to Total Assets	6.84%	7.11%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.69%	6.95%

Tier 1 Capital Ratio	12.04%	12.18%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.07%	11.85%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019			June 30, 2020			June 30, 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.6	$—	0.18%	$2.9	$—	1.25%	$2.0	$—	0.96%	$2.9	$—	1.65%
Funds Sold	545.9	0.1	0.07	123.6	0.8	2.34	349.3	0.6	0.36	182.3	2.2	2.37
Investment Securities
Available-for-Sale
Taxable	2,614.1	14.3	2.19	2,004.3	14.3	2.87	2,658.3	30.8	2.31	1,801.2	25.9	2.88
Non-Taxable	32.2	0.4	4.45	86.8	0.9	4.15	32.3	0.7	4.43	182.5	3.3	3.63
Held-to-Maturity
Taxable	2,957.6	16.4	2.22	3,358.0	21.0	2.50	2,996.9	35.4	2.36	3,365.7	41.5	2.46
Non-Taxable	54.4	0.4	2.66	193.0	1.5	3.08	54.5	0.7	2.67	213.4	3.3	3.12
Total Investment Securities	5,658.3	31.5	2.22	5,642.1	37.7	2.68	5,742.0	67.6	2.35	5,562.8	74.0	2.66
Loans Held for Sale	23.4	0.2	3.24	18.7	0.2	4.05	23.3	0.4	3.39	15.6	0.3	4.16
Loans and Leases [1]
Commercial and Industrial	1,963.8	17.9	3.67	1,385.7	14.9	4.31	1,686.5	31.1	3.71	1,371.8	30.2	4.43
Commercial Mortgage	2,622.9	22.3	3.42	2,386.3	25.9	4.35	2,586.2	47.4	3.69	2,348.6	50.7	4.36
Construction	255.8	2.5	3.93	125.3	1.7	5.51	234.6	5.0	4.26	137.8	3.6	5.27
Commercial Lease Financing	110.9	0.5	1.88	159.9	1.0	2.49	111.1	1.1	1.91	160.4	1.9	2.38
Residential Mortgage	3,939.6	36.0	3.65	3,730.4	36.0	3.87	3,917.5	72.9	3.72	3,705.4	71.5	3.86
Home Equity	1,665.2	14.3	3.45	1,694.9	16.2	3.83	1,672.7	29.5	3.55	1,692.5	32.3	3.85
Automobile	701.2	6.2	3.55	688.5	6.2	3.62	711.1	12.6	3.56	678.4	12.3	3.64
Other [2]	468.2	7.9	6.77	460.6	8.4	7.33	474.5	16.3	6.92	455.0	16.3	7.23
Total Loans and Leases	11,727.6	107.6	3.68	10,631.6	110.3	4.16	11,394.2	215.9	3.80	10,549.9	218.8	4.17
Other	34.0	0.1	1.47	35.0	0.2	2.40	34.2	0.3	2.01	35.2	0.5	3.00
Total Earning Assets [3]	17,991.8	139.5	3.11	16,453.9	149.2	3.63	17,545.0	284.8	3.26	16,348.7	295.8	3.63
Cash and Due From Banks	302.4			241.6			290.6			241.2
Other Assets	895.4			785.2			870.5			769.1
Total Assets	$19,189.6			$17,480.7			$18,706.1			$17,359.0

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,226.6	$0.6	0.07%	$2,902.5	$1.4	0.19%	$3,168.3	$1.5	0.10%	$2,921.1	$2.8	0.20%
Savings	6,691.4	2.2	0.13	6,002.0	8.9	0.60	6,596.9	9.3	0.28	5,882.1	15.7	0.54
Time	1,826.8	5.2	1.13	1,866.6	8.3	1.79	1,784.9	11.4	1.28	1,785.4	15.4	1.74
Total Interest-Bearing Deposits	11,744.8	8.0	0.27	10,771.1	18.6	0.69	11,550.1	22.2	0.39	10,588.6	33.9	0.65
Short-Term Borrowings	57.6	—	0.28	82.3	0.5	2.46	57.7	0.2	0.52	56.8	0.7	2.47
Securities Sold Under Agreements to Repurchase	602.9	4.0	2.64	504.3	4.7	3.63	603.5	8.0	2.64	504.3	9.2	3.63
Other Debt	60.5	0.5	2.91	110.6	0.7	2.57	63.7	1.0	3.23	115.3	1.5	2.56
Total Interest-Bearing Liabilities	12,465.8	12.5	0.40	11,468.3	24.5	0.85	12,275.0	31.4	0.51	11,265.0	45.3	0.81
Net Interest Income		$127.0			$124.7			$253.4			$250.5
Interest Rate Spread			2.71%			2.78%			2.75%			2.82%
Net Interest Margin			2.83%			3.04%			2.90%			3.08%
Noninterest-Bearing Demand Deposits	4,934.7			4,391.7			4,698.5			4,479.0
Other Liabilities	437.8			350.5			400.0			346.2
Shareholders’ Equity	1,351.3			1,270.2			1,332.6			1,268.8
Total Liabilities and Shareholders’ Equity	$19,189.6			$17,480.7			$18,706.1			$17,359.0

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

[3]
Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.4 million and $0.7 million for the three and six months ended June 30, 2020 and $0.6 million and $1.6 million for the three and six months ended June 30, 2019.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2020
	Compared to June 30, 2019
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$1.1	$(2.7)	$(1.6)
Investment Securities
Available-for-Sale
Taxable	10.7	(5.8)	4.9
Non-Taxable	(3.2)	0.6	(2.6)
Held-to-Maturity
Taxable	(4.4)	(1.7)	(6.1)
Non-Taxable	(2.2)	(0.4)	(2.6)
Total Investment Securities	0.9	(7.3)	(6.4)
Loans Held for Sale	0.1	—	0.1
Loans and Leases
Commercial and Industrial	6.3	(5.4)	0.9
Commercial Mortgage	4.9	(8.2)	(3.3)
Construction	2.2	(0.8)	1.4
Commercial Lease Financing	(0.5)	(0.3)	(0.8)
Residential Mortgage	4.0	(2.6)	1.4
Home Equity	(0.4)	(2.4)	(2.8)
Automobile	0.6	(0.3)	0.3
Other [2]	0.7	(0.7)	—
Total Loans and Leases	17.8	(20.7)	(2.9)
Other	—	(0.2)	(0.2)
Total Change in Interest Income	19.9	(30.9)	(11.0)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	(1.5)	(1.3)
Savings	1.7	(8.1)	(6.4)
Time	—	(4.0)	(4.0)
Total Interest-Bearing Deposits	1.9	(13.6)	(11.7)
Short-Term Borrowings	—	(0.5)	(0.5)
Securities Sold Under Agreements to Repurchase	1.6	(2.8)	(1.2)
Other Debt	(0.8)	0.3	(0.5)
Total Change in Interest Expense	2.7	(16.6)	(13.9)

Change in Net Interest Income	$17.2	$(14.3)	$2.9

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income
Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $126.7 million for the second quarter of 2020, an increase of $2.6 million or 2% compared to the same period in 2019. On a taxable-equivalent basis, net interest income was $127.0 million for the second quarter of 2020, an increase of $2.3 million or 2% compared to the same period in 2019. Net interest income was $252.7 million for the first six months of 2020, an increase of $3.7 million or 1% compared to the same period in 2019. On a taxable-equivalent basis, net interest income was $253.4 million for the first six months of 2020, an increase of $2.9 million or 1% compared to the same period in 2019. This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolio. The higher level of earning assets was primarily funded by higher deposit balances. Net interest margin was 2.83% in the second quarter of 2020, a 21 basis point decrease from the same period in 2019. Net interest margin was 2.90% for the first six months of 2020, a decrease of 18 basis points compared to the same period in 2019. We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment. In particular, the yields for floating-rate commercial loans and investment securities were impacted by the lower prevailing rates. Our investments securities portfolio yields also decreased due to purchases of lower yielding securities in the current lower rate environment. These decreases were partially offset by lower funding costs.

Yields on our earning assets decreased by 52 basis points in the second quarter of 2020 and by 37 basis points in the first six months of 2020 compared to the same periods in 2019 primarily due to the lower rate environment. Yield decreases in our construction, commercial mortgage, and commercial and industrial loans were primarily due to lower yields on floating rate loans. Yields on our construction loans decreased by 158 basis points in the second quarter of 2020 and by 101 basis points in the first six months of 2020 compared to the same periods in 2019 primarily due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion. Yields on our commercial mortgage loans decreased by 93 basis points in the second quarter of 2020 and by 67 basis points in the first six months of 2020 compared to the same periods in 2019. Similar to our construction loans, commercial mortgage loan yields were negatively impacted by lower yields on floating-rate loans, and new loans with lower rates than loans that were paid off. Yields on our commercial and industrial loans decreased by 64 basis points in the second quarter of 2020 and by 72 basis points in the first six months of 2020 compared to the same periods in 2019 primarily due to lower yields on floating-rate loans coupled with PPP loans yielding 1%. These decreases were partially offset by interest recoveries in the current year and the amortization of PPP loan fees. Yields on our funds sold decreased by 227 basis points in the second quarter of 2020 and by 201 basis points in the first six months of 2020 compared to the same periods in 2019 primarily due to federal fund rate decreases. In addition, yields on our investment securities portfolio decreased by 46 basis points in the second quarter of 2020 and by 31 basis points in the first six months of 2020 compared to the same periods in 2019 primarily due to purchases of lower yielding securities and lower yields on floating-rate securities.

Interest rates paid on our interest-bearing liabilities decreased by 45 basis points in the second quarter of 2020 and by 30 basis points in the first six months of 2020 compared to the same periods in 2019. Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. Securities sold under agreements to repurchase decreased by 99 basis points in both the second quarter of 2020, and in the first six months of 2020 primarily due to the restructuring of ten repurchase agreements with private institutions with an aggregate total repurchase price of $275.0 million in September 2019. These repurchase agreements had a weighted-average interest rate of 4.36%. The restructuring of the agreements extended the maturity dates to 2024 and lowered the weighted-average interest rate to 2.94% effective in September 2019. The decrease in our funding costs were partially offset by higher average balances in our interest bearing deposits. The average balance of savings deposits increased by $689.4 million or 11% in the second quarter of 2020 and by $714.8 million or 12% in the first six months of 2020 compared to the same periods in 2019. The average balance of demand deposits increased by $324.1 million or 17% in the second quarter of 2020 and by $247.2 million or 14% in the first six months of 2020 compared to the same periods in 2019. Other debt, which is comprised primarily of Federal Home Loan Bank (“FHLB”) advances, increased by 34 basis points in the second quarter of 2020 and by 67 basis points in the first six months of 2020 compared to the same periods in 2019. These increases were primarily due to FHLB advances with relatively low rates maturing in December 2019 and January 2020. During the second quarter of 2020, we restructured two existing FHLB advances totaling $50.0 million. The restructuring of advances extended the maturity from December 2020 to May 2024 and lowered the weighted-average interest rate from 3.04% to 1.21%.

Average balances of our earning assets increased by $1.5 billion or 9% in the second quarter of 2020 and by $1.2 billion or 7% in the first six months of 2020 compared to the same periods in 2019 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $1.1 billion in the second quarter of 2020 and by $844.3 million in the first six months of 2020 compared to the same periods in 2019. The average balance of funds sold increased by $422.3 million in the second quarter of 2020 and by $167.0 million in the first six months of 2020 compared to the same periods in 2019. The average balance of investment securities increased by $16.2 million in the second quarter of 2020 and by $179.2 million in the first six months of 2020 compared to the same periods in 2019. The average balance of our commercial and industrial portfolio increased by $578.1 million in the second quarter of 2020 and by $314.7 million in the first six months of 2020 compared to the same periods in 2019 primarily due to origination of new loans under the Paycheck Protection Program. The average balance of our commercial mortgage portfolio increased by $236.6 million in the second quarter of 2020 and by $237.6 million in the first six months of 2020 compared to the same periods in 2019 as a result of continued demand from new and existing customers. The average balance in our residential mortgage portfolio increased by $209.2 million in the second quarter of 2020 and by $212.1 million in the first six months of 2020 compared to the same periods in 2019 primarily due to higher loan originations partially offset by an increase in payoff activity. The average balance of our home equity portfolio decreased by $29.7 million in the second quarter of 2020 and by $19.8 million in the first six months of 2020 compared to the same periods in 2019 as a result of reduced origination levels and elevated payoff activities.

Average balances of our interest-bearing liabilities increased by $997.5 million or 9% in the second quarter of 2020 and by $1.0 billion or 9% in the first six months of 2020 compared to the same periods in 2019 primarily due to growth in our savings and demand products. Average balance in our core deposit products increased by $1.0 billion in the second quarter of 2020 and by $962.0 million in the first six months of 2020 compared to the same periods in 2019. Average balances of securities sold under agreements to repurchase increased by $98.6 million in the second quarter of 2020 and by $99.2 million in the first six months of 2020 compared to the same periods in 2019 primarily due to additional repurchase agreements during September 2019. Other debt decreased by $50.1 million in the second quarter of 2020 and by $51.6 million in the first six months of 2020 compared to the same periods in 2019 primarily due to the maturity of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount of the Allowance.  The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the Allowance at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition. We recorded a Provision of $40.4 million in the second quarter of 2020 compared to a $4.0 million Provision during the same period in 2019. For the first six months of 2020, we recorded a Provision of $74.0 million compared to $7.0 million in the same period of 2019. These increases were primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs. For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income increased by $5.8 million or 13% in the second quarter of 2020 and by $8.3 million or 9% for the first six months of 2020 compared to the same periods in 2019.

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Trust and Asset Management	$10,550	$11,385	$(835)	$21,465	$22,146	$(681)
Mortgage Banking	4,278	3,336	942	6,973	5,623	1,350
Service Charges on Deposit Accounts	5,097	7,283	(2,186)	12,548	14,647	(2,099)
Fees, Exchange, and Other Service Charges	9,417	14,252	(4,835)	22,617	28,460	(5,843)
Investment Securities Gains (Losses), Net	13,216	(776)	13,992	12,246	(1,611)	13,857
Annuity and Insurance	883	1,806	(923)	1,811	4,384	(2,573)
Bank-Owned Life Insurance	1,649	1,779	(130)	3,229	3,489	(260)
Other Income	6,178	6,385	(207)	16,528	11,991	4,537
Total Noninterest Income	$51,268	$45,450	$5,818	$97,417	$89,129	$8,288

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers.  Total trust assets under administration were $9.9 billion and $10.3 billion as of June 30, 2020, and June 30, 2019, respectively.  Trust and asset management income decreased by $0.8 million or 7% in the second quarter of 2020 and by $0.7 million or 3% for the first six months of 2020 compared to the same periods in 2019 primarily due to decreases in market value, number of accounts, and tax service fees

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $0.9 million or 28% in the second quarter of 2020 and by $1.4 million or 24% for the first six months of 2020 compared to the same periods in 2019. This increase was primarily due to increased sales of conforming saleable loans from current production. During 2020, we recognized a $1.8 million valuation impairment to our mortgage servicing rights.

Service charges on deposit accounts decreased by $2.2 million or 30% in the second quarter of 2020 and by $2.1 million or 14% for the first six months of 2020 compared to the same periods in 2019. These decreases were primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

Fees, exchange, and other service charges which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges decreased by $4.8 million or 34% in the second quarter of 2020 and by $5.8 million or 21% for the first six months of 2020 compared to the same periods in 2019. These decreases were primarily due to lower debit and credit card transaction volume. The Bank suspended ATM surcharge fees from April 1, 2020, through June 30, 2020. In addition, merchant income decreased due to lower sales volume.

Investment securities gains (losses), net totaled $13.2 million in the second quarter of 2020 compared to $(0.8) million during the same period in 2019. The net gain in the second quarter of 2020 was primarily due to the sale of 80,214 Visa Class B Shares which was partially offset by fees paid to the counterparties of our prior Visa Class B share sale transactions. The net losses in the second quarter of 2019 were primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. We received these Class B shares in 2008 as part of Visa's initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with certain sales of Visa Class B shares we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio.

Annuity and insurance income decreased by $0.9 million or 51% in the second quarter of 2020 compared to the same period in 2019. This decrease was primarily due to a decrease in annuity and life insurance products. Annuity and insurance income decreased by 2.6 million or 59% for the first six months of 2020 primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019 and the aforementioned decrease in annuity and life insurance products.

Bank-owned life insurance decreased by $0.1 million or 7% in the second quarter of 2020 and by $0.3 million or 7% for the first six months of 2020 compared to the same periods in 2019 primarily due to a decrease in death benefits received.

Other noninterest income decreased by $0.2 million or 3% in the second quarter of 2020 compared to the same period in 2019 primarily due to a $0.9 million decrease in foreign currency transactions combined. These decreases were partially offset by a $1.2 million increase in fees related to our customer interest rate swap derivatives. Other noninterest income increased by $4.5 million or 38% for the first six months of 2020 primarily due to a $6.7 million increase in fees related to our customer interest rate swap derivatives. This increase was partially offset by a $1.1 million decrease in foreign currency transactions, net gain on sale of leased assets of $0.3 million, and foreclosure gains of $0.2 million.

Noninterest Expense

Noninterest expense decreased by $3.8 million or 4% in the second quarter of 2020 compared to the same period in 2019. Noninterest expense was relatively unchanged for the first six months of 2020 compared to the same period in 2019.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Salaries	$32,739	$32,834	$(95)	$66,225	$65,314	$911
Incentive Compensation	3,141	5,464	(2,323)	3,386	11,368	(7,982)
Share-Based Compensation	2,021	1,994	27	3,312	5,073	(1,761)
Commission Expense	1,647	1,704	(57)	3,021	2,634	387
Retirement and Other Benefits	4,446	4,580	(134)	9,152	9,687	(535)
Payroll Taxes	2,782	2,643	139	7,325	6,890	435
Medical, Dental, and Life Insurance	3,830	3,926	(96)	7,972	8,391	(419)
Separation Expense	109	366	(257)	4,785	740	4,045
Total Salaries and Benefits	50,715	53,511	(2,796)	105,178	110,097	(4,919)
Net Occupancy	8,761	8,579	182	17,716	16,173	1,543
Net Equipment	8,195	6,895	1,300	16,651	13,728	2,923
Data Processing	4,416	4,727	(311)	9,204	9,253	(49)
Professional Fees	3,061	2,177	884	6,269	4,630	1,639
FDIC Insurance	1,558	1,290	268	3,014	2,559	455
Other Expense:
Delivery and Postage Services	1,773	1,914	(141)	3,751	3,992	(241)
Mileage Program Travel	1,009	1,178	(169)	2,169	2,358	(189)
Merchant Transaction and Card Processing Fees	814	1,344	(530)	2,180	2,619	(439)
Advertising	1,450	1,179	271	3,409	2,706	703
Amortization of Solar Energy Partnership Investments	716	940	(224)	1,432	1,880	(448)
Other	6,424	8,991	(2,567)	14,231	15,787	(1,556)
Total Other Expense	12,186	15,546	(3,360)	27,172	29,342	(2,170)
Total Noninterest Expense	$88,892	$92,725	$(3,833)	$185,204	$185,782	$(578)

Total salaries and benefits expense decreased by $2.8 million or 5% in the second quarter of 2020 compared to the same period in 2019 primarily due to a $2.3 million decrease in incentive compensation coupled with a $0.3 million decrease in separation expense. Total salaries and benefits expense decreased by $4.9 million or 4% for the first six months of 2020 compared to the same period in 2019 primarily due to an $8.0 million decrease in incentive compensation coupled with a $1.8 million decrease in share-based compensation due to forfeiture of unvested restricted stock grants and with a lower number of restricted stock units being amortized. These decreases were partially offset by a $4.0 million increase in separation expense coupled with a $0.9 million increase in base salaries due to merit increases.

Net occupancy was relatively unchanged in the second quarter of 2020 compared to the same period in 2019. Net occupancy increased by $1.5 million or 10% for the first six months of 2020 compared to the same period in 2019. This increase was primarily due to a $0.6 million gain on sale of real estate property on the island of Oahu during the first quarter of 2019 coupled with a $0.4 million increase in net rental expense. In addition, depreciation and amortization increased by $0.4 million.

Net equipment increased by $1.3 million or 19% in the second quarter of 2020 and by $2.9 million or 21% for the first six months of 2020 compared to the same periods in 2019. These increases were due to higher depreciation expense.

Data processing decreased by $0.3 million or 7% in the second quarter of 2020 compared to the same period in 2019 due to decreased information technology projects. Data processing remained relatively unchanged for the first six months of 2020 compared to the same periods in 2019.

Professional fees increased by $0.9 million or 41% in the in the second quarter of 2020 and by $1.6 million or 35% for the first six months of 2020 compared to the same periods in 2019 primarily due to an increase in corporate risk and legal fees.

FDIC insurance increased by $0.3 million or 21% in the second quarter of 2020 and by $0.5 million or 18% for the first six months of 2020 compared to the same periods in 2019 due to an increase in FDIC assessment rates and assessment base.

Total other expense decreased by $3.4 million or 22% in the second quarter of 2020 compared to the same period in 2019 due to decreases in reserve for unfunded commitments ($0.8 million), operating losses, which includes losses as a result of bank error, fraud, items processing, or theft ($0.7 million), business development and travel ($0.6 million), merchant transactions and card processing fees ($0.5 million), special events ($0.3 million), stationary and supplies ($0.2 million), and amortization of solar energy partnership investments ($0.2 million). Total other expense decreased by $2.2 million or 7% for the first six months of 2020 compared to the same period in 2019 due to a $1.0 million decrease in reserve for unfunded commitments, $0.7 million decrease in operating losses, and $0.7 million in business development and travel.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Provision for Income Taxes	$9,759	$15,903	$17,220	$29,563
Effective Tax Rates	20.05%	21.84%	18.95%	20.35%

The provision for income taxes was $9.8 million in the second quarter of 2020, a decrease of $6.1 million or 39% compared to the same period in 2019. The effective tax rate for the second quarter of 2020 was 20.05%, down from 21.84% for the same period in 2019. The lower effective tax rate in the second quarter of 2020 compared to the same period in 2019 was primarily due to lower pretax book income relative to a similar amount of total tax adjustments in both years.

The provision for income taxes was $17.2 million for the first six months of 2020, a decrease of $12.3 million or 42% compared to the same period in 2019. The effective tax rate for the first six months of 2020 was 18.95%, down from 20.35% for the same period in 2019. The lower effective tax rate for the first six months of 2020 compared to 2019 was primarily due to the aforementioned lower pretax book income compared to a consistent amount of tax adjustments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.0 billion and $5.7 billion as of June 30, 2020, and December 31, 2019, respectively. As of June 30, 2020, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.1 years.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio. As of June 30, 2020, our portfolio of Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities were primarily comprised of securities issued in 2008 or later. As of June 30, 2020, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future. As of June 30, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

Gross unrealized gains in our investment securities portfolio were $179.8 million as of June 30, 2020, and $51.1 million as of December 31, 2019.  Gross unrealized losses in our investment securities were $4.1 million as of June 30, 2020, and $19.2 million as of December 31, 2019. The overall increase in net unrealized gains was primarily due to the decrease in interest rates during 2020. The gross unrealized losses were due in part to our corporate bond portfolio consisting of debt securities issued by large multinational banks. The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19. However, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020. In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses. As of June 30, 2020, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of our debt securities in unrealized loss positions as of June 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  We do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,956,939	$1,379,152
Commercial Mortgage	2,707,534	2,518,051
Construction	245,099	194,170
Lease Financing	113,187	122,454
Total Commercial	5,022,759	4,213,827
Consumer
Residential Mortgage	3,989,393	3,891,100
Home Equity	1,640,887	1,676,073
Automobile	700,702	720,286
Other [1]	451,629	489,606
Total Consumer	6,782,611	6,777,065
Total Loans and Leases	$11,805,370	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2020, increased by $814.5 million or 7% from December 31, 2019, primarily due to growth in our commercial lending portfolio.

Commercial loans and leases as of June 30, 2020, increased by $808.9 million or 19% from December 31, 2019.  Commercial and industrial loans increased by $577.8 million or 42% from December 31, 2019, primarily due to origination of new loans under the Paycheck Protection Program. As of June 30, 2020, the Company had 4,482 PPP loans outstanding, with an outstanding principal balance of $543.3 million. Commercial mortgage loans increased by $189.5 million or 8% from December 31, 2019, primarily due to continued demand from new and existing customers. Construction loans increased by $50.9 million or 26% from December 31, 2019, primarily due to an increase in construction activity in our market. Lease financing decreased by $9.3 million or 8% from December 31, 2019, primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2020.

Consumer loans and leases as of June 30, 2020, increased by $5.5 million or less than 1% from December 31, 2019.  Residential mortgage loans increased by $98.3 million or 3% from December 31, 2019, primarily due to higher loan originations, partially offset by an increase in payoff activity. Other consumer loans decreased by $38.0 million or 8% from December 31, 2019, primarily due to pay off activity in our installment loans. Home equity decreased by $35.2 million or 2% from December 31, 2019, as a result of reduced origination levels and elevated payoff activities. Automobile loans decreased by $19.6 million or 3% from December 31, 2019. Automobile loans decreased primarily as a result of COVID-19 shelter-in-place and safer-at-home order by the State of Hawaii and Guam resulting in dealership closures and limited automobile sales.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2020
Commercial
Commercial and Industrial	$1,681,407	$157,738	$103,981	$13,813	$1,956,939
Commercial Mortgage	2,326,687	142,931	237,916	—	2,707,534
Construction	245,099	—	—	—	245,099
Lease Financing	71,913	40,806	468	—	113,187
Total Commercial	4,325,106	341,475	342,365	13,813	5,022,759
Consumer
Residential Mortgage	3,918,978	—	69,432	983	3,989,393
Home Equity	1,601,104	107	39,542	134	1,640,887
Automobile	537,619	—	141,598	21,485	700,702
Other [2]	371,851	—	55,223	24,555	451,629
Total Consumer	6,429,552	107	305,795	47,157	6,782,611
Total Loans and Leases	$10,754,658	$341,582	$648,160	$60,970	$11,805,370

December 31, 2019
Commercial
Commercial and Industrial [3]	$1,182,923	$99,884	$87,101	$9,244	$1,379,152
Commercial Mortgage	2,144,627	131,425	241,531	468	2,518,051
Construction	194,170	—	—	—	194,170
Lease Financing [3]	71,659	50,225	570	—	122,454
Total Commercial	3,593,379	281,534	329,202	9,712	4,213,827
Consumer
Residential Mortgage	3,818,529	—	71,493	1,078	3,891,100
Home Equity	1,636,627	122	38,999	325	1,676,073
Automobile	553,388	—	147,790	19,108	720,286
Other [2]	404,262	—	59,250	26,094	489,606
Total Consumer	6,412,806	122	317,532	46,605	6,777,065
Total Loans and Leases	$10,006,185	$281,656	$646,734	$56,317	$10,990,892

[1]
For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]	Comprised of other revolving credit, installment, and lease financing.

[3]	Certain prior period information has been reclassified to conform to current presentation

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes legacy lease financing and participation in shared national credits for customers whose operations and assets extend beyond Hawaii.

Our Hawaii loan and lease portfolio increased by $748.5 million or 7% from December 31, 2019.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	June 30, 2020	December 31, 2019
Federal Home Loan Bank and Federal Reserve Bank Stock	$33,236	$34,093
Derivative Financial Instruments	109,640	28,931
Low-Income Housing and Other Equity Investments	95,810	84,618
Deferred Compensation Plan Assets	43,461	41,464
Prepaid Expenses	17,148	15,140
Accounts Receivable	13,431	20,180
Other	61,172	48,248
Total Other Assets	$373,898	$272,674

Total other assets increased by $101.2 million or 37% from December 31, 2019. The increase was due to an $80.7 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates. Other assets increased by $12.9 million primarily due to an increase in collateral pledged on our uncleared interest rate swap agreements in liability positions due to the lower rate environment. Low-income housing and other equity investments increased by $11.2 million due to additional funding of existing projects.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	June 30, 2020	December 31, 2019
Consumer	$8,766,885	$8,118,494
Commercial	7,295,033	6,324,214
Public and Other	1,361,237	1,341,774
Total Deposits	$17,423,155	$15,784,482

Total deposits were $17.4 billion as of June 30, 2020, an increase of $1.6 billion or 10% from December 31, 2019. This increase was primarily due to an increase in commercial and consumer deposits. Commercial deposits increased by $970.8 million or 15% primarily due to a $980.3 million increase in core deposits offset by a $9.5 million decrease in time deposits. Consumer deposits increased by $648.4 million due to an increase in core deposits of $664.0 million which was offset by a decrease in time deposits of $15.6 million. In addition, public and other deposits increased by $19.5 million or 1% due to an increase in public demand deposits of $118.0 million and offset by a decrease in time deposits of $98.5 million.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	June 30, 2020	December 31, 2019
Money Market	$2,732,169	$2,519,414
Regular Savings	4,089,541	3,845,907
Total Savings Deposits	$6,821,710	$6,365,321

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	June 30, 2020	December 31, 2019
Private Institutions	$600,000	$600,000
Government Entities	3,206	4,306
Total Securities Sold Under Agreements to Repurchase	$603,206	$604,306

Securities sold under agreements to repurchase was $603.2 million as of June 30, 2020, relatively unchanged from December 31, 2019. As of June 30, 2020, the weighted-average maturity was 328 days for our repurchase agreements with government entities and 3.5 years for our repurchase agreements with private institutions. Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company. If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.9 years.  As of June 30, 2020, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.27% and 2.68%, respectively, with all rates being fixed. Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In July 2020, we terminated three of our repurchase agreements, with an aggregate total of $200.0 million, with one private institution. These repurchase agreements were scheduled to mature in June 2022 and had a weighted-average interest rate of 2.742%. These terminated repurchase agreements were replaced with one $200.0 million repurchase agreement with the same private institution. The new repurchase agreement matures in July 2025 and has an interest rate of 1.835%.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	June 30, 2020	December 31, 2019
Federal Home Loan Bank Advances	$50,000	$75,000
Capital Lease Obligations	10,524	10,565
Total	$60,524	$85,565

Other debt was $60.5 million as of June 30, 2020, a decrease of $25.0 million or 29% from December 31, 2019. This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2020. As of June 30, 2020, our FHLB advances had a weighted-average interest rate of 1.19% with maturity dates during 2024. These advances were primarily for asset/liability management purposes. As of June 30, 2020, our remaining unused line of credit with the FHLB was $2.9 billion.

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

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Consumer Banking	$18,832	$31,556	$42,909	$60,901
Commercial Banking	33,604	23,611	63,386	49,559
Total	52,436	55,167	106,295	110,460
Treasury and Other	(13,528)	1,752	(32,645)	5,258
Consolidated Total	$38,908	$56,919	$73,650	$115,718

Consumer Banking

Net income decreased by $12.7 million or 40% in the second quarter of 2020 compared to the same period in 2019 primarily due to decreases in noninterest income, net interest income, and an increase in the Provision. The decrease in noninterest income was primarily due to the temporary suspension of various ATM fees in the second quarter of 2020, as well as from volume-based decreases in overdraft income, annuity and life insurance income, merchant income, credit card income, and debit card income, due to lower transaction volume. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio. The increase in the Provision was primarily due to higher net charge-offs in our auto loan, installment loan, home equity loan, and auto lease portfolios.

Net income decreased by $18.0 million or 30% in the first six months of 2020 compared to the same period in 2019 primarily due to decreases in noninterest income and net interest income and an increase in the Provision. The decrease in noninterest income was primarily due to the temporary suspension of various ATM fees in the second quarter of 2020, as well as from volume-based reductions in overdraft income, annuity and life insurance income, merchant income, credit card income, and debit card income due to lower transaction volume. In addition, the segment received a one-time commission in the first quarter of 2019 related to insurance products offered through a third-party administrator. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio. The increase in the Provision was primarily due to higher net charge-offs in our auto loan, installment loan, personal line of credit, and auto lease portfolios.

Commercial Banking

Net income increased by $10.0 million or 42% in the second quarter of 2020 compared to the same period in 2019 primarily due to an increase in net interest income and decrease in noninterest expense. The increase in net interest income was due to growth in the segment’s loan portfolio. The decrease in noninterest expense was primarily due to lower allocated expenses.

Net income increased by $13.8 million or 28% for the first six months of 2020 compared to the same period in 2019 primarily due to an increase in noninterest income, net interest income, and a decrease in noninterest expense. This was partially offset by an increase in the provision for income taxes. The increase in noninterest income was due to higher fees related to our customer interest rate swap derivative program. The increase in net interest income was primarily due to growth in the segment’s loan portfolio. The decrease in noninterest expense was primarily due to lower allocated expenses. The increase in the provision for income taxes was mainly due to the higher pretax income in the segment.

Treasury and Other

Net income decreased by $15.3 million in the second quarter of 2020 compared to the same period in 2019 primarily due to an increase in the Provision, offset by higher noninterest income and lower provision for income taxes. The increase in the Provision was due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs. The increase in noninterest income was due mainly to a gain of $14.2 million related to a sale of Visa Class B shares in the second quarter of 2020. The provision for income taxes in this business segment represents the residual amount to arrive at the total income tax expense for the Company. The overall effective tax rate decreased to 20.05% in the second quarter of 2020 compared to 21.84% in the second quarter of 2019.

Net income decreased by $37.9 million for the first six months of 2020 compared to the same period in 2019 primarily due to an increase in the Provision, partially offset by an increase in noninterest income and a decrease in provision for income taxes. The increase in the Provision was due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs. The increase in non-interest income was due to the sale of Visa Class B shares in the 2nd quarter of 2020. The provision for income taxes in this business segment represents the residual amount to arrive at the total income tax expense for the Company. The overall effective tax rate decreased to 18.95% in the first six months of 2020 compared to 20.35% in the same period in 2019.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of June 30, 2020, our overall credit risk profile was affected by the economic downturn resulting from the COVID-19 pandemic. Despite the current challenges facing the Hawaii economy, the underlying risk profile of our lending portfolio continued to remain strong during the first six months of 2020.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	June 30, 2020	December 31, 2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$459	$830
Commercial Mortgage	8,672	9,244
Total Commercial	9,131	10,074
Consumer
Residential Mortgage	5,888	4,125
Home Equity	5,176	3,181
Total Consumer	11,064	7,306
Total Non-Accrual Loans and Leases	20,195	17,380
Foreclosed Real Estate	2,506	2,737
Total Non-Performing Assets	$22,701	$20,117

Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,937	$1,839
Home Equity	3,519	4,125
Automobile	133	949
Other [1]	296	1,493
Total Consumer	8,885	8,406
Total Accruing Loans and Leases Past Due 90 Days or More	$8,885	$8,406
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$59,713	$63,103
Total Loans and Leases	$11,805,370	$10,990,892
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.17%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.19%	0.18%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.18%	0.24%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.20%	0.15%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.27%	0.26%
Changes in Non-Performing Assets
Balance as of December 31, 2019	$20,117
Additions	7,610
Reductions
Payments	(3,051)
Return to Accrual Status	(1,259)
Sales of Foreclosed Real Estate	(231)
Charge-offs/Write-downs	(485)
Total Reductions	(5,026)
Balance as of June 30, 2020	$22,701

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $22.7 million as of June 30, 2020, an increase of $2.6 million or 13% from December 31, 2019.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.19% as of June 30, 2020, and 0.18% as of December 31, 2019.

Commercial mortgage non-accrual loans were $8.7 million as of June 30, 2020, a decrease of $0.6 million or 6% from December 31, 2019.

Residential mortgage non-accrual loans were $5.9 million as of June 30, 2020, an increase of $1.8 million or 43% from December 31, 2019, primarily due to the addition of $2.3 million of loans partially offset by returns to accrual status and payoffs. As of June 30, 2020, our residential mortgage non-accrual loans were comprised of 11 loans with a weighted average current loan-to-value ratio of 67%.

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

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.9 million as of June 30, 2020, a $0.5 million or 6% increase from December 31, 2019. The increase was primarily in residential mortgage loans, which was offset by a decrease in other, automobile, and home equity loans portfolios.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$20,628	$21,278
Commercial Mortgage	6,643	6,830
Construction	1,152	1,190
Total Commercial	28,423	29,298
Consumer
Residential Mortgage	17,085	17,939
Home Equity	3,056	3,085
Automobile	14,965	17,086
Other [1]	1,437	1,650
Total Consumer	36,543	39,760
Total	$64,966	$69,058

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $4.1 million or 6% from December 31, 2019. Commercial and industrial remains our largest TDR loan class.

The Company began offering short-term loan and lease modifications to assist borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs.

As of June 30, 2020, these COVID-19 related short-term loan and lease concessions totaled $1.1 billion (886 loans and leases) for the commercial segment and $795.5 million (16,414 loans and leases) for the consumer segment. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$141,467	$112,845	$116,849	$113,515

CECL Adoption (Day 1) Impact	—	—	(5,072)	—

Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(656)	(206)	(1,349)	(576)
Commercial Mortgage	—	—	—	(1,616)
Consumer
Residential Mortgage	(64)	(51)	(84)	(55)
Home Equity	(273)	(145)	(273)	(440)
Automobile	(3,114)	(1,691)	(5,614)	(3,444)
Other [1]	(4,176)	(3,036)	(8,140)	(5,826)
Total Loans and Leases Charged-Off	(8,283)	(5,129)	(15,460)	(11,957)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	1,524	401	1,813	902
Commercial Mortgage	—	—	40	—
Consumer
Residential Mortgage	118	95	381	579
Home Equity	321	746	1,297	1,334
Automobile	547	908	1,552	1,789
Other [1]	662	628	1,526	1,332
Total Recoveries on Loans and Leases Previously Charged-Off	3,172	2,778	6,609	5,936
Net Loans and Leases Charged-Off	(5,111)	(2,351)	(8,851)	(6,021)
Provision for Credit Losses	40,400	4,000	74,000	7,000
Provision for Unfunded Commitments	(798)	—	(968)	—
Balance at End of Period [2]	$175,958	$114,494	$175,958	$114,494

Components
Allowance for Credit Losses	$173,439	$107,672	$173,439	$107,672
Reserve for Unfunded Commitments	2,519	6,822	2,519	6,822
Total Reserve for Credit Losses	$175,958	$114,494	$175,958	$114,494

Average Loans and Leases Outstanding	$11,727,649	$10,631,558	$11,394,178	$10,549,893

Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.18%	0.09%	0.16%	0.12%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.47%	1.00%	1.47%	1.00%

[1]	Comprised of other revolving credit, installment, and lease financing.

[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Credit Losses

As of June 30, 2020, the Allowance was $173.4 million or 1.47% of total loans and leases outstanding (1.53% excluding PPP loans), compared with an Allowance of $108.3 million or 0.99% of total loans and leases outstanding as of January 1, 2020, (after the CECL Day 1 adjustment).  The increase in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

Net charge-offs on loans and leases were $5.1 million or 0.18% of total average loans and leases, on an annualized basis, in the second quarter of 2020 compared to net charge-offs of $2.4 million or 0.09% of total average loans and leases, on an annualized basis, in the second quarter of 2019. Net charge-offs in our consumer portfolios were $9.4 million for the first six months of 2020 compared to $4.7 million for the same period in 2019. Net recoveries in our commercial portfolios were $0.5 million for the first six months of 2020 compared to net charge-offs of $1.3 million for the same period in 2019.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of June 30, 2020, based on our ongoing analysis of expected credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $2.5 million as of June 30, 2020, a decrease of $1.0 million or 28% from January 1, 2020, (after the CECL Day 1 adjustment) due to the updated historical loss rates and segmentation.

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

A key element in our ongoing process to measure and monitor interest rate risk is the utilization of an asset/liability simulation model that attempts to capture the dynamic nature of the statement of condition.  The model is used to estimate and measure the statement of condition sensitivity to changes in interest rates.  These estimates are based on assumptions about the behavior of loan and deposit pricing, prepayment rates on mortgage-based assets, and principal amortization and maturities on other financial instruments.  The model’s analytics include the effects of standard prepayment options on mortgages and customer withdrawal options for deposits.  While such assumptions are inherently uncertain, we believe that our assumptions are reasonable.

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to June 30, 2020, and December 31, 2019, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2020, net interest income is expected to increase as interest rates rise. This is due in part to our strategy to maintain a relatively short investment portfolio duration. In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio. However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities. Based on our net interest income simulation as of June 30, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2020, was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2020		December 31, 2019
Gradual Change in Interest Rates (basis points)
+200	$24,234	5.0%	$17,560	3.4%
+100	12,128	2.5	8,869	1.7
-100	(2,926)	(0.6)	(9,311)	(1.8)

Immediate Change in Interest Rates (basis points)
+200	$60,828	12.5%	$41,827	8.2%
+100	32,162	6.6	23,594	4.6
-100	(7,967)	(1.6)	(30,034)	(5.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB. As of June 30, 2020, we had additional borrowing capacity of $2.9 billion from the FHLB and $1.5 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2020.  As of June 30, 2020, cash and cash equivalents were $1.0 billion, the carrying value of our available-for-sale investment securities was $2.7 billion, and total deposits were $17.4 billion.  As of June 30, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 2.9 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2020, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2020, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2020, shareholders’ equity was $1.4 billion, an increase of $65.3 million or 5% from December 31, 2019. For the first six months of 2020, net income of $73.7 million, common stock issuances of $5.7 million, share-based compensation of $3.7 million, and other comprehensive income of $50.0 million were partially offset by cash dividends paid of $53.7 million and common stock repurchased of $17.8 million. In the first six months of 2020, we repurchased 156,358 shares under our share repurchase program. These shares were repurchased at an average cost per share of $89.32 and a total cost of $14.0 million. From the beginning of our share repurchase program in July 2001 through June 30, 2020, we repurchased a total of 57.1 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority under our share repurchase program was $113.1 million as of June 30, 2020. In March 2020, we suspended share repurchases in light of the COVID-19 pandemic. We believe the suspension, while conservative, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2020, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on September 14, 2020, to shareholders of record at the close of business on August 31, 2020.

Table 20 presents our regulatory capital and ratios as of June 30, 2020, and December 31, 2019.

	Regulatory Capital and Ratios		Table 20
	(dollars in thousands)	June 30, 2020	December 31, 2019
	Regulatory Capital
	Shareholders’ Equity	$1,352,082	$1,286,832
Add:	CECL Transitional Amount	12,413	—
Less:	Goodwill [1]	28,718	28,718
	Postretirement Benefit Liability Adjustments	(38,009)	(38,757)
	Net Unrealized Gains (Losses) on Investment Securities [2]	56,934	7,645
	Other	(198)	(198)
	Common Equity Tier 1 Capital	1,317,050	1,289,424

	Tier 1 Capital	1,317,050	1,289,424
	Allowable Reserve for Credit Losses	137,122	116,849
	Total Regulatory Capital	$1,454,172	$1,406,273

	Risk-Weighted Assets	$10,941,894	$10,589,061

	Key Regulatory Capital Ratios
	Common Equity Tier 1 Capital Ratio	12.04%	12.18%
	Tier 1 Capital Ratio	12.04	12.18
	Total Capital Ratio	13.29	13.28
	Tier 1 Leverage Ratio	6.90	7.25
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019. As of June 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.

The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020. Through July 29, 2020, the Bank originated over 4,500 PPP loans totaling approximately $560 million.

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

Off-Balance Sheet Arrangements, Credit Commitments, and Contractual Obligations

Off-Balance Sheet Arrangements

We hold interests in several unconsolidated VIEs.  These unconsolidated VIEs are primarily low-income housing partnerships and solar energy partnerships.  Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in an entity’s net asset value. The primary beneficiary consolidates the VIE.  We have determined that the Company is not the primary beneficiary of these entities.  As a result, we do not consolidate these VIEs. See Note 1 to the Consolidated Financial Statements for more information. See Note 1 to the Consolidated Financial Statements for more information.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. The Company will elect (1) above for all contract modifications that meet the stated criteria. As the Company currently does not utilize hedge accounting, (2) above is currently not applicable. The Company currently does not have HTM debt securities that reference an interest rate, such as LIBOR, affected by reference rate reform, and therefore, (3) above is currently not applicable.

See Note 1 to the Consolidated Financial Statements for the accounting standards adopted in 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public unrest, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution and the spread of the COVID-19 virus, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending.

The impacts of various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Hawaii has had a dramatic negative impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which will adversely impact us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be in Hawaii and the Pacific Islands.

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

The COVID-19 pandemic has negatively impacted the global economy, including in Hawaii and the Pacific Islands, disrupted global supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. The duration of the COVID-19 pandemic and its effects still cannot be determined with a reasonable level of certainty.

Novel viruses such as COVID-19 increase concerns related to illness when traveling and gathering in large numbers. In response, the majority of the nation’s state and local jurisdictions imposed “shelter-in-place” orders, quarantines, executive orders or similar government orders and restrictions in order to control the spread of COVID-19. Some jurisdictions have re-imposed restrictions after previously lifting them or have delayed further lifting of restrictions. On March 23, 2020, the governor of Hawaii, signed a stay-at-home order and prohibited large gatherings. The order contained exceptions for certain essential activities. Furthermore, the stay-at-home order mandated all individuals arriving or returning to Hawaii by air be subject to a mandatory 14-day self-quarantine.

The State of Hawaii’s stay-at-home order was originally set to expire on April 30, 2020, but was extended through May 31, 2020. The order was subsequently changed to a safer-at-home order extended through July 31, 2020, and may be extended further. The stay-at-home order and safer-at-home orders, along with the mandatory 14-day self-quarantine travel restrictions, have resulted in a dramatic decline in tourism in Hawaii. This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

Though some of the original restrictions have been relaxed, the mandatory 14-day self-quarantine travel restriction has been extended through August 31, 2020, and may be further extended. The governor has indicated that beginning September 1, 2020, arriving passengers may avoid the self-quarantine requirements by providing proof of a recent negative test result for COVID-19. Whether, and by how much, this will increase visitor arrivals and restore the tourism industry is uncertain. It is also uncertain if the September 1, 2020, date will remain or be further delayed.

Travel restrictions and mandatory quarantines related to the COVID-19 pandemic have caused and will likely sustain the drop in tourism in Hawaii. Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, this dramatic drop affects them directly, as well as the Hawaii economy as a whole. A downturn in the Hawaii economy and widespread impact to our customers’ income have a negative impact on our operations.

The COVID-19 pandemic, the institution of physical distancing, and shelter-in-place requirements resulted in temporary closures of many businesses. As a result, the demand for our products and services has been and may continue to be significantly impacted. The COVID-19 pandemic could prompt credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers draw on lines of credit or seek additional loans to help finance their businesses. Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. We have already temporarily closed certain of our branches and offices and many employees are now working remotely. Though we have re-opened some of our branches, others remain closed. Similarly, though some employees have returned to the office, many continue to work remotely and it is anticipated that staffing levels at our headquarters will remain lower than pre-pandemic levels for some time.

In response to the COVID-19 pandemic, we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions. We are offering other expanded assistance to customers such as fee waivers, payment deferrals or forbearances, on automobile loans and leases, mortgages, home equity loans and lines, as well as commercial, small business and personal loans. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios, will depend on future developments, which are highly uncertain. This is also true of the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, and actions taken by other third parties in response to the COVID-19 pandemic.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2020 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2020	2,488	$59.58	—	$113,073,521
May 1 - 31, 2020	—	—	—	113,073,521
June 1 - 30, 2020	—	—	—	113,073,521
Total	2,488	$59.58	—

[1]
During the second quarter of 2020, 2,488 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof. The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act. These transactions did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 31, 2020		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
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