Form 10-Q
period 2020-09-30
BANK OF HAWAII CORP
filed 2020-10-30
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol	Name of each exchange on which registered
Common Stock	$.01 Par Value	BOH	New York Stock Exchange

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

Yes ☐  No ☒

As of October 22, 2020, there were 40,060,895 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest Income
Interest and Fees on Loans and Leases	$103,189	$110,877	$319,027	$329,789
Income on Investment Securities
Available-for-Sale	14,558	17,512	45,845	46,016
Held-to-Maturity	15,967	18,796	51,942	62,866
Deposits	3	9	13	33
Funds Sold	149	656	787	2,830
Other	151	233	494	762
Total Interest Income	134,017	148,083	418,108	442,296
Interest Expense
Deposits	5,891	18,055	28,105	51,967
Securities Sold Under Agreements to Repurchase	3,622	4,257	11,667	13,451
Funds Purchased	-	146	90	815
Short-Term Borrowings	1	1	62	38
Other Debt	337	728	1,361	2,195
Total Interest Expense	9,851	23,187	41,285	68,466
Net Interest Income	124,166	124,896	376,823	373,830
Provision for Credit Losses	28,600	4,250	102,600	11,250
Net Interest Income After Provision for Credit Losses	95,566	120,646	274,223	362,580
Noninterest Income
Trust and Asset Management	10,752	10,930	32,217	33,076
Mortgage Banking	4,047	4,864	11,020	10,487
Service Charges on Deposit Accounts	6,027	7,592	18,575	22,239
Fees, Exchange, and Other Service Charges	12,296	14,900	34,913	43,360
Investment Securities Gains (Losses), Net	(1,121)	(1,469)	11,125	(3,080)
Annuity and Insurance	881	1,278	2,692	5,662
Bank-Owned Life Insurance	1,806	1,647	5,035	5,136
Other	7,046	6,765	23,574	18,756
Total Noninterest Income	41,734	46,507	139,151	135,636
Noninterest Expense
Salaries and Benefits	51,951	54,345	157,129	164,442
Net Occupancy	7,281	8,803	24,997	24,976
Net Equipment	9,223	7,637	25,874	21,365
Data Processing	4,691	4,676	13,895	13,929
Professional Fees	2,743	2,184	9,012	6,814
FDIC Insurance	1,282	1,257	4,296	3,816
Other	12,778	21,447	39,950	50,789
Total Noninterest Expense	89,949	100,349	275,153	286,131
Income Before Provision for Income Taxes	47,351	66,804	138,221	212,085
Provision for Income Taxes	9,511	14,752	26,731	44,315
Net Income	$37,840	$52,052	$111,490	$167,770
Basic Earnings Per Share	$0.95	$1.30	$2.81	$4.14
Diluted Earnings Per Share	$0.95	$1.29	$2.80	$4.11
Dividends Declared Per Share	$0.67	$0.65	$2.01	$1.92
Basic Weighted Average Shares	39,745,120	40,190,508	39,710,252	40,554,036
Diluted Weighted Average Shares	39,869,135	40,450,742	39,872,406	40,806,295

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$37,840	$52,052	$111,490	$167,770
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(4,900)	5,405	44,389	28,533
Defined Benefit Plans	374	245	1,122	736
Total Other Comprehensive Income (Loss)	(4,526)	5,650	45,511	29,269
Comprehensive Income	$33,314	$57,702	$157,001	$197,039

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Interest-Bearing Deposits in Other Banks	$4,233	$4,979
Funds Sold	736,524	254,574
Investment Securities
Available-for-Sale	3,190,313	2,619,003
Held-to-Maturity (Fair Value of $3,288,668 and $3,062,882)	3,198,830	3,042,294
Loans Held for Sale	—	39,062
Loans and Leases	11,793,608	10,990,892
Allowance for Credit Losses	(203,496)	(110,027)
Net Loans and Leases	11,590,112	10,880,865
Total Earning Assets	18,720,012	16,840,777
Cash and Due From Banks	260,167	299,105
Premises and Equipment, Net	199,021	188,388
Operating Lease Right-of-Use Assets	96,200	100,838
Accrued Interest Receivable	57,370	46,476
Foreclosed Real Estate	2,332	2,737
Mortgage Servicing Rights	21,887	25,022
Goodwill	31,517	31,517
Bank-Owned Life Insurance	291,231	287,962
Other Assets	429,752	272,674
Total Assets	$20,109,489	$18,095,496
Liabilities
Deposits
Noninterest-Bearing Demand	$5,428,567	$4,489,525
Interest-Bearing Demand	3,824,448	3,127,205
Savings	6,763,891	6,365,321
Time	1,721,977	1,802,431
Total Deposits	17,738,883	15,784,482
Securities Sold Under Agreements to Repurchase	602,106	604,306
Other Debt	60,502	85,565
Operating Lease Liabilities	103,869	108,210
Retirement Benefits Payable	43,505	44,504
Accrued Interest Payable	6,613	8,040
Taxes Payable and Deferred Taxes	12,124	16,085
Other Liabilities	180,148	157,472
Total Liabilities	18,747,750	16,808,664
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2020 - 58,248,690 /40,060,675 and December 31, 2019 - 58,166,910 / 40,039,695)	580	579
Capital Surplus	588,632	582,566
Accumulated Other Comprehensive Income (Loss)	14,399	(31,112)
Retained Earnings	1,797,763	1,761,415
Treasury Stock, at Cost (Shares; September 30, 2020 - 18,188,015 and December 31, 2019 - 18,127,215)	(1,039,635)	(1,026,616)
Total Shareholders’ Equity	1,361,739	1,286,832
Total Liabilities and Shareholders’ Equity	$20,109,489	$18,095,496

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

Net Income	—	—	—		38,908	—	38,908
Other Comprehensive Income	—	—	—	8,104	—	—	8,104
Share-Based Compensation	—	—	2,207	—	—	—	2,207
Common Stock Issued under Purchase and Equity Compensation Plans	53,672	1	347	—	680	898	1,926
Common Stock Repurchased	(2,488)	—	—	—	—	(148)	(148)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,844)	—	(26,844)
Balance as of June 30, 2020	40,047,694	$580	$586,946	$18,925	$1,786,351	$(1,040,720)	$1,352,082

Net Income	—	—	—	—	37,840	—	37,840
Other Comprehensive Income	—	—	—	(4,526)	—	—	(4,526)
Share-Based Compensation	—	—	1,643	—	—	—	1,643
Common Stock Issued under Purchase and Equity Compensation Plans	14,919	—	43	—	429	1,201	1,673
Common Stock Repurchased	(1,938)	—	—	—	—	(116)	(116)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,857)	—	(26,857)
Balance as of September 30, 2020	40,060,675	$580	$588,632	$14,399	$1,797,763	$(1,039,635)	$1,361,739

Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	58,799	—	58,799
Other Comprehensive Income	—	—	—	7,165	—	—	7,165
Share-Based Compensation	—	—	2,274	—	—	—	2,274
Common Stock Issued under Purchase and Equity Compensation Plans	131,529	1	616	—	(203)	1,673	2,087
Common Stock Repurchased	(552,739)	—	—	—	—	(43,189)	(43,189)
Cash Dividends Declared ($0.62 per share)	—	—	—	—	(25,646)	—	(25,646)
Balance as of March 31, 2019	41,078,688	$578	$574,594	$(43,878)	$1,674,264	$(935,868)	$1,269,690

Net Income	—	—	—	—	56,919	—	56,919
Other Comprehensive Income	—	—	—	16,454	—	—	16,454
Share-Based Compensation	—	—	2,164	—	—	—	2,164
Common Stock Issued under Purchase and Equity Compensation Plans	43,180	1	588	—	365	1,308	2,262
Common Stock Repurchased	(434,149)	—	—	—	—	(34,986)	(34,986)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,555)	—	(26,555)
Balance as of June 30, 2019	40,687,719	$579	$577,346	$(27,424)	$1,704,993	$(969,546)	$1,285,948

Net Income	—	—	—	—	52,052	—	52,052
Other Comprehensive Income	—	—	—	5,650	—	—	5,650
Share-Based Compensation	—	—	2,224	—	—	—	2,224
Common Stock Issued under Purchase and Equity Compensation Plans	26,275	—	630	—	(271)	1,294	1,653
Common Stock Repurchased	(354,735)	—	—	—	—	(29,700)	(29,700)
Cash Dividends Declared ($0.65 per share)	—	—	—	—	(26,337)	—	(26,337)
Balance as of September 30, 2019	40,359,259	$579	$580,200	$(21,774)	$1,730,437	$(997,952)	$1,291,490

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
Operating Activities
Net Income	$111,490	$167,770
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	102,600	11,250
Depreciation and Amortization	14,929	12,685
Amortization of Deferred Loan and Lease Fees	(1,640)	(85)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	19,043	15,102
Amortization of Operating Lease Right-of-Use Assets	9,192	9,495
Share-Based Compensation	5,347	6,662
Benefit Plan Contributions	(1,071)	(1,472)
Deferred Income Taxes	(31,725)	(5,805)
Gains on Sale of Premises and Equipment	(1,850)	(558)
Net Gains on Sales of Loans and Leases	(9,779)	(3,705)
Net Losses (Gains) on Sales of Investment Securities	(11,125)	3,080
Proceeds from Sales of Loans Held for Sale	333,770	299,062
Originations of Loans Held for Sale	(316,203)	(322,721)
Net Tax Benefits from Share-Based Compensation	469	693
Net Change in Other Assets and Other Liabilities	(135,753)	(38,710)
Net Cash Provided by Operating Activities	87,694	152,743
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	733,619	1,656,241
Purchases	(1,238,926)	(1,203,633)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	1,000,743	518,822
Purchases	(1,170,928)	(1,006,455)
Net Change in Loans and Leases	(782,613)	(441,007)
Purchases of Premises and Equipment	(25,693)	(40,381)
Proceeds from Sale of Premises and Equipment	1,981	639
Net Cash Used in Investing Activities	(1,481,817)	(515,774)
Financing Activities
Net Change in Deposits	1,954,401	313,510
Net Change in Short-Term Borrowings	(2,200)	99,804
Proceeds from Long-Term Debt	50,000	—
Repayments of Long-Term Debt	(75,063)	(25,058)
Proceeds from Issuance of Common Stock	7,684	6,103
Repurchase of Common Stock	(17,897)	(107,875)
Cash Dividends Paid	(80,536)	(78,538)
Net Cash Provided by Financing Activities	1,836,389	207,946
Net Change in Cash and Cash Equivalents	442,266	(155,085)
Cash and Cash Equivalents at Beginning of Period	558,658	525,969
Cash and Cash Equivalents at End of Period	$1,000,924	$370,884
Supplemental Information
Cash Paid for Interest	$42,712	$68,284
Cash Paid for Income Taxes	46,949	43,905
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	—	106,514
Initial Recognition of Operating Lease Liabilities	—	113,394
Transfer from Investment Securities Held-To-Maturity to Investment Securities Available-For-Sale	—	1,014,859
Transfer from Loans to Foreclosed Real Estate	—	2,070

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

Unfunded commitments to fund these low-income housing entities were $39.0 million and $21.3 million as of September 30, 2020, and December 31, 2019, respectively.  These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.  See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  The balance of the Company’s investments in these entities was $123.6 million and $84.6 million as of September 30, 2020, and December 31, 2019, respectively, and is included in other assets in the consolidated statements of condition.

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

Since the first quarter of 2020, following the one-year R&S loss forecast period, the Company chose an immediate reversion back to average historical loss rates.  The reversion method was due to the impact of COVID-19 which created a much more volatile and uncertain economic outlook.  The Company is forecasting that losses during the R&S loss forecast period will be impacted by the unprecedented fiscal, monetary and regulatory programs to support the economy, as well as the assistance the Company is providing to borrowers through its various credit assistance programs.  Given this forecast and the uncertainty of the impact of COVID-19 after the one-year R&S loss forecast period, the Company determined that an immediate reversion was appropriate for this measurement date.

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

The Company also carries a limited portfolio of HTM municipal bonds.  As of September 30, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa2, with a portion of these bonds escrowed to maturity.  To estimate the expected credit losses, the Company utilized the probability of default (“PD”)/loss given default (“LGD”) methodology.  The PD, which represents the percentage likelihood that a bond will default over a given time period, is primarily based upon the bond’s current credit rating and maturity and computed using Moody’s rating transition matrix, which provides the probability of a rating migrating to default within a one-year period (adjustments are made for longer maturities).  The LGD, which represents the percentage of loss if a default occurs, is based on the median recovery rate for municipals according to Moody’s.  The Company’s exposure at default, represented by the carrying value of the municipal bond portfolio, is multiplied with the PD and the LGD to arrive at the expected credit loss.  Management may exercise discretion to make adjustments based on environmental factors.  As of September 30, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  As of September 30, 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

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

•

The Company began offering loan modifications to assist borrowers negatively impacted by the COVID-19 national emergency.  In general, the Company does not classify such loans as nonperforming and continues to accrue and recognize interest income during the forbearance period.  For these loans, the Company evaluates the need to record an allowance for the related accrued interest receivable balances as any amounts that may become uncollectible may not be considered written off in a timely manner.  As of September 30, 2020, the Company determined that the expected credit loss on these accrued interest receivable balances were not material, and therefore, an allowance for credit losses was not recorded.  See the Operating, Accounting and Reporting Considerations related to COVID-19 section below for further discussion on COVID-19 loan modifications.

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

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including Hawaii and the Pacific Islands.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.  See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.  As the COVID-19 pandemic continues to negatively impact the economy, the Company began offering an additional round of loan modifications to borrowers continuing to struggle as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

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

The Company, as lessor, granted lease concessions on some of its sales-type finance leases for equipment and automobiles.  Equipment lease concessions primarily consists of interest-only payments for a six-month period.  Regular lease payments resume after the six-month period and the maturity date is extended by six months.  Automobile lease concessions primarily consist of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continues to accrue during the deferral period.  As of September 30, 2020, the Company has not offered a material amount of additional concessions.

The Company, as lessor, leases and subleases real property to lessee tenants under operating leases.  As of September 30, 2020, no material lease concessions have been granted to lessees.  The Company, as lessee, also leases real estate property for branch locations, ATM locations, and office space.  As of September 30, 2020, the Company has not requested any lease concessions.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Interest-Bearing Deposits in Other Banks	$4,233	$4,979
Funds Sold	736,524	254,574
Cash and Due From Banks	260,167	299,105
Total Cash and Cash Equivalents	$1,000,924	$558,658

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$182,605	$245	$(1,405)	$181,445
Debt Securities Issued by States and Political Subdivisions	45,313	1,491	(1)	46,803
Debt Securities Issued by U.S. Government-Sponsored Enterprises	937	79	—	1,016
Debt Securities Issued by Corporations	221,935	4,273	(1,754)	224,454
Mortgage-Backed Securities:
Residential - Government Agencies	1,483,465	37,344	(307)	1,520,502
Residential - U.S. Government-Sponsored Enterprises	917,366	19,904	(202)	937,068
Commercial - Government Agencies	267,225	11,863	(63)	279,025
Total Mortgage-Backed Securities	2,668,056	69,111	(572)	2,736,595
Total	$3,118,846	$75,199	$(3,732)	$3,190,313
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$62,505	$211	$(2)	$62,714
Debt Securities Issued by States and Political Subdivisions	54,001	1,022	—	55,023
Debt Securities Issued by Corporations	12,770	279	—	13,049
Mortgage-Backed Securities:
Residential - Government Agencies	792,360	33,324	(19)	825,665
Residential - U.S. Government-Sponsored Enterprises	2,184,472	52,270	(121)	2,236,621
Commercial - Government Agencies	92,722	2,967	(93)	95,596
Total Mortgage-Backed Securities	3,069,554	88,561	(233)	3,157,882
Total	$3,198,830	$90,073	$(235)	$3,288,668
December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $6.4 million and $7.5 million as of September 30, 2020, and December 31, 2019, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $8.2 million and $8.1 million as of September 30, 2020, and December 31, 2019, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2020.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$61,913	$61,802
Due After One Year Through Five Years	59,080	60,281
Due After Five Years Through Ten Years	148,282	151,301
Due After Ten Years	—	—
	269,275	273,384
Debt Securities Issued by Government Agencies	181,515	180,334
Mortgage-Backed Securities:
Residential - Government Agencies	1,483,465	1,520,502
Residential - U.S. Government-Sponsored Enterprises	917,366	937,068
Commercial - Government Agencies	267,225	279,025
Total Mortgage-Backed Securities	2,668,056	2,736,595
Total	$3,118,846	$3,190,313
Held-to-Maturity:
Due in One Year or Less	80,075	80,356
Due After One Year Through Five Years	49,201	50,430
	129,276	130,786
Mortgage-Backed Securities:
Residential - Government Agencies	792,360	825,665
Residential - U.S. Government-Sponsored Enterprises	2,184,472	2,236,621
Commercial - Government Agencies	92,722	95,596
Total Mortgage-Backed Securities	3,069,554	3,157,882
Total	$3,198,830	$3,288,668

Investment securities with carrying values of $3.8 billion and $2.6 billion as of September 30, 2020, and December 31, 2019, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2020, and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Gross Gains on Sales of Investment Securities	$—	$38	$14,257	$7,701
Gross Losses on Sales of Investment Securities	(1,121)	(1,507)	(3,132)	(10,781)
Net Gains (Losses) on Sales of Investment Securities	$(1,121)	$(1,469)	$11,125	$(3,080)

The losses on sales of investment securities during the three and nine months ended September 30, 2020, and September 30, 2019, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.  In addition, the gross gains and losses on sales of investment securities during the three and nine months ended September 30, 2019, included sales of municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$134,162	$(1,363)	$24,886	$(42)	$159,048	$(1,405)
Debt Securities Issued by States and Political Subdivisions	26	(1)	60	—	86	(1)
Debt Securities Issued by Corporations	75,000	(642)	65,000	(1,112)	140,000	(1,754)
Mortgage-Backed Securities:
Residential - Government Agencies	30,216	(223)	136,396	(84)	166,612	(307)
Residential - U.S. Government-Sponsored Enterprises	—	—	95,943	(202)	95,943	(202)
Commercial-Government Agencies	—	—	25,188	(63)	25,188	(63)
Total Mortgage-Backed Securities	30,216	(223)	257,527	(349)	287,743	(572)
Total	$239,404	$(2,229)	$347,473	$(1,503)	$586,877	$(3,732)

December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$65,479	$(188)	$101,761	$(1,259)	$167,240	$(1,447)
Debt Securities Issued by States and Political Subdivisions	6,788	(14)	440	—	7,228	(14)
Debt Securities Issued by Corporations	25,892	(326)	74,693	(307)	100,585	(633)
Mortgage-Backed Securities:
Residential - Government Agencies	119,271	(526)	170,805	(2,741)	290,076	(3,267)
Residential - U.S. Government-Sponsored Enterprises	187,861	(816)	73,720	(1,058)	261,581	(1,874)
Commercial - Government Agencies	59,826	(319)	52,965	(2,222)	112,791	(2,541)
Total Mortgage-Backed Securities	366,958	(1,661)	297,490	(6,021)	664,448	(7,682)
Total	$465,117	$(2,189)	$474,384	$(7,587)	$939,501	$(9,776)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2020, which were comprised of 84 individual securities, represent a credit loss impairment.  The gross unrealized losses in the Company’s corporate bond portfolio were related to debt securities issued by large multinational banks.  The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19.  However, as of September 30, 2020, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020.  In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses.  As of September 30, 2020, there have been no payment defaults nor do we currently expect any future payment defaults.  Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of the AFS debt securities in an unrealized loss position as of September 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2020.

The Company also carries a limited portfolio of HTM municipal bonds.  As of September 30, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa2, with a portion of these bonds escrowed to maturity.  Utilizing the CECL approach, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded as of September 30, 2020.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2020, and September 30, 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Taxable	$30,027	$35,584	$96,150	$102,912
Non-Taxable	498	724	1,637	5,970
Total Interest Income from Investment Securities	$30,525	$36,308	$97,787	$108,882

As of September 30, 2020, and December 31, 2019, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Federal Home Loan Bank Stock	$15,174	$13,000
Federal Reserve Bank Stock	18,123	21,093
Total	$33,297	$34,093

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of September 30, 2020, the conversion ratio was 1.6228.  See Note 12 Derivative Financial Instruments for more information.

The Company occasionally sells these Visa Class B shares to other financial institutions.  During the second quarter of 2020, the Company recorded a $14.2 million gain on sale of its remaining 80,214 Visa Class B Shares.  As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2020, and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,908,482	$1,379,152
Commercial Mortgage	2,745,611	2,518,051
Construction	250,943	194,170
Lease Financing	111,831	122,454
Total Commercial	5,016,867	4,213,827
Consumer
Residential Mortgage	4,044,228	3,891,100
Home Equity	1,605,486	1,676,073
Automobile	709,937	720,286
Other [1]	417,090	489,606
Total Consumer	6,776,741	6,777,065
Total Loans and Leases	$11,793,608	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $3.4 million and $2.5 million for the three months ended September 30, 2020, and September 30, 2019, respectively, and $9.0 million and $4.1 million for the nine months ended September 30, 2020, and September 30, 2019, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of September 30, 2020, and December 31, 2019, accrued interest receivable for loans totaled $42.7 million and $30.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.  PPP loans are included in the Commercial and Industrial loan class. As of September 30, 2020, the Company had 4,504 PPP loans outstanding, with an outstanding principal balance of $544.5 million.

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

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2020, and September 30, 2019.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2020
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$72,522	$100,917	$173,439
Loans and Leases Charged-Off	(171)	(2,176)	(2,347)
Recoveries on Loans and Leases Previously Charged-Off	231	3,573	3,804
Net Loans and Leases Recovered (Charged-Off)	60	1,397	1,457
Provision for Credit Losses	7,685	20,915	28,600
Balance at End of Period	$80,267	$123,229	$203,496
Nine Months Ended September 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2019)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,520)	(16,287)	(17,807)
Recoveries on Loans and Leases Previously Charged-Off	2,084	8,329	10,413
Net Loans and Leases Recovered (Charged-Off)	564	(7,958)	(7,394)
Provision for Credit Losses	24,691	77,909	102,600
Balance at End of Period	$80,267	$123,229	$203,496
Three Months Ended September 30, 2019
Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$69,268	$38,404	$107,672
Loans and Leases Charged-Off	(239)	(5,516)	(5,755)
Recoveries on Loans and Leases Previously Charged-Off	318	2,451	2,769
Net Loans and Leases Recovered (Charged-Off)	79	(3,065)	(2,986)
Provision for Credit Losses	1,023	3,227	4,250
Balance at End of Period	$70,370	$38,566	$108,936
Nine Months Ended September 30, 2019
Allowance for Credit Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,431)	(15,281)	(17,712)
Recoveries on Loans and Leases Previously Charged-Off	1,220	7,485	8,705
Net Loans and Leases Recovered (Charged-Off)	(1,211)	(7,796)	(9,007)
Provision for Credit Losses	4,707	6,543	11,250
Balance at End of Period	$70,370	$38,566	$108,936

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

For pass rated credits, risk ratings are certified at a minimum annually.  For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2020.

	Term Loans by Origination Year
(dollars in thousands)	YTD September 30, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2020
Commercial
Commercial and Industrial
Pass	$858,458	$171,894	$184,256	$73,712	$62,461	$86,296	$364,123	$977	$1,802,177
Special Mention	9,201	510	2,155	162	2,001	147	20,397	-	34,573
Classified	24,114	807	906	938	1,593	20,049	23,187	138	71,732
Total Commercial and Industrial	$891,773	$173,211	$187,317	$74,812	$66,055	$106,492	$407,707	$1,115	$1,908,482
Commercial Mortgage
Pass	$588,510	$521,907	$377,630	$270,617	$290,575	$487,821	$74,547	$-	$2,611,607
Special Mention	5,621	24,850	19,416	15,463	1,252	5,432	-	-	72,034
Classified	41,454	659	4,884	276	4,791	9,906	-	-	61,970
Total Commercial Mortgage	$635,585	$547,416	$401,930	$286,356	$296,618	$503,159	$74,547	$-	$2,745,611
Construction
Pass	$89,712	$117,759	$14,221	$11,450	$-	$-	$17,801	$-	$250,943
Total Construction	$89,712	$117,759	$14,221	$11,450	$-	$-	$17,801	$-	$250,943
Lease Financing
Pass	$13,214	$21,089	$14,549	$4,783	$10,509	$46,291	$-	$-	$110,435
Classified	34	71	1,131	48	112	-	-	-	1,396
Total Lease Financing	$13,248	$21,160	$15,680	$4,831	$10,621	$46,291	$-	$-	$111,831
Total Commercial	$1,630,318	$859,546	$619,148	$377,449	$373,294	$655,942	$500,055	$1,115	$5,016,867
Consumer
Residential Mortgage
Pass	$894,542	$629,503	$345,194	$516,410	$601,481	$1,052,843	$-	$-	$4,039,973
Classified	-	-	-	928	-	3,327	-	-	4,255
Total Residential Mortgage	$894,542	$629,503	$345,194	$517,338	$601,481	$1,056,170	$-	$-	$4,044,228
Home Equity
Pass	$-	$-	$-	$-	$-	$5,337	$1,557,040	$38,766	$1,601,143
Classified	-	-	-	-	-	69	3,212	1,062	4,343
Total Home Equity	$-	$-	$-	$-	$-	$5,406	$1,560,252	$39,828	$1,605,486
Automobile
Pass	$167,991	$230,969	$175,173	$78,461	$39,677	$17,509	$-	$-	$709,780
Classified	-	28	23	91	-	15	-	-	157
Total Automobile	$167,991	$230,997	$175,196	$78,552	$39,677	$17,524	$-	$-	$709,937
Other[1]
Pass	$57,497	$157,529	$103,895	$47,942	$11,616	$3,933	$32,845	$1,575	$416,832
Classified	18	99	43	36	14	2	17	29	258
Total Other	$57,515	$157,628	$103,938	$47,978	$11,630	$3,935	$32,862	$1,604	$417,090
Total Consumer	$1,120,048	$1,018,128	$624,328	$643,868	$652,788	$1,083,035	$1,593,114	$41,432	$6,776,741
Total Loans and Leases	$2,750,366	$1,877,674	$1,243,476	$1,021,317	$1,026,082	$1,738,977	$2,093,169	$42,547	$11,793,608

[1]	Comprised of other revolving credit, installment, and lease financing.

For the nine months ended September 30, 2020, $1.5 million revolving loans were converted to term loans.

The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,306,040	$2,463,858	$188,832	$120,933	$4,079,663
Special Mention	37,722	16,453	4,148	—	58,323
Classified	35,390	37,740	1,190	1,521	75,841
Total	$1,379,152	$2,518,051	$194,170	$122,454	$4,213,827

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,886,389	$1,671,468	$719,337	$488,113	$6,765,307
Classified	4,711	4,605	949	1,493	11,758
Total	$3,891,100	$1,676,073	$720,286	$489,606	$6,777,065
Total Recorded Investment in Loans and Leases					$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2020, and December 31, 2019.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of September 30, 2020
Commercial
Commercial and Industrial	$220	$47	$—	$475	$742	$1,907,740	$1,908,482	$290
Commercial Mortgage	—	—	—	8,615	8,615	2,736,996	2,745,611	8,615
Construction	—	—	—	—	—	250,943	250,943	—
Lease Financing	—	—	—	—	—	111,831	111,831	—
Total Commercial	220	47	—	9,090	9,357	5,007,510	5,016,867	8,905
Consumer
Residential Mortgage	2,695	1,583	6,607	3,543	14,428	4,029,800	4,044,228	—
Home Equity	2,628	1,019	2,571	3,661	9,879	1,595,607	1,605,486	1,396
Automobile	2,769	119	156	—	3,044	706,893	709,937	—
Other [1]	1,856	650	258	—	2,764	414,326	417,090	—
Total Consumer	9,948	3,371	9,592	7,204	30,115	6,746,626	6,776,741	1,396
Total	$10,168	$3,418	$9,592	$16,294	$39,472	$11,754,136	$11,793,608	$10,301

As of December 31, 2019
Commercial
Commercial and Industrial	$12,534	$148	$—	$830	$13,512	$1,365,640	$1,379,152	$421
Commercial Mortgage	2,998	—	—	9,244	12,242	2,505,809	2,518,051	9,244
Construction	101	51	—	—	152	194,018	194,170	—
Lease Financing	720	—	—	—	720	121,734	122,454	—
Total Commercial	16,353	199	—	10,074	26,626	4,187,201	4,213,827	9,665
Consumer
Residential Mortgage	6,097	2,070	1,839	4,125	14,131	3,876,969	3,891,100	1,429
Home Equity	3,949	2,280	4,125	3,181	13,535	1,662,538	1,676,073	412
Automobile	16,067	4,154	949	—	21,170	699,116	720,286	—
Other [1]	3,498	2,074	1,493	—	7,065	482,541	489,606	—
Total Consumer	29,611	10,578	8,406	7,306	55,901	6,721,164	6,777,065	1,841
Total	$45,964	$10,777	$8,406	$17,380	$82,527	$10,908,365	$10,990,892	$11,506

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of September 30, 2020, and December 31, 2019.

	September 30, 2020			December 31, 2019
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Total Non- accrual loans
Commercial
Commercial and Industrial	$475	$—	$475	$830
Commercial Mortgage	3,544	5,071	8,615	9,244
Total Commercial	4,019	5,071	9,090	10,074
Consumer
Residential Mortgage	3,202	341	3,543	4,125
Home Equity	3,661	—	3,661	3,181
Total Consumer	6,863	341	7,204	7,306
Total	$10,882	$5,412	$16,294	$17,380

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $63.0 million as of September 30, 2020, and $69.1 million as of December 31, 2019.  There were $0.2 million and $0.3 million commitments to lend additional funds on loans modified in a TDR as of September 30, 2020, and December 31, 2019, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2020, and September 30, 2019.

	Loans Modified as a TDR for the Three Months Ended September 30, 2020			Loans Modified as a TDR for the Three Months Ended September 30, 2019
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$92	$1	1	$45	—
Total Commercial	1	92	1	1	45	—
Consumer
Home Equity	2	134	—	—	—	—
Automobile	12	227	4	86	1,665	23
Other [2]	7	93	4	14	117	3
Total Consumer	21	454	8	100	1,782	26
Total	22	$546	$9	101	$1,827	$26

	Loans Modified as a TDR for the Nine Months Ended September 30, 2020			Loans Modified as a TDR for the Nine Months Ended September 30, 2019
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	3	$188	$3	5	$244	$14
Commercial Mortgage	1	1,099	—	1	3,766	—
Total Commercial	4	1,287	3	6	4,010	14
Consumer
Residential Mortgage	—	—	—	1	57	—
Home Equity	2	134	—	2	246	—
Automobile	81	1,346	22	271	5,011	69
Other [2]	42	357	15	75	459	12
Total Consumer	125	1,837	37	349	5,773	81
Total	129	$3,124	$40	355	$9,783	$95

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2020, and December 31, 2019, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	—	—	1	$133
Home Equity	—	—	1	195
Automobile	1	6	9	126
Other [2]	—	—	9	72
Total Consumer	1	6	20	526
Total	1	$6	20	$526

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Commercial
Commercial and Industrial	—	$—	1	$55
Total Commercial	—	—	1	55
Consumer
Residential Mortgage	—	—	1	133
Home Equity	—	—	1	195
Automobile	33	591	22	326
Other [2]	6	38	24	144
Total Consumer	39	629	48	798
Total	39	$629	49	$853

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic continues to negatively impact the economy, the Company began offering an additional round of loan modifications to borrowers continuing to struggle as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the forbearance period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provide that modifications made in response to COVID-19 are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such loan modifications as TDRs.  See Note 1 Summary of Significant Accounting Policies for more information.

The Company, as lessor, also granted short-term lease concessions on some of its sales-type finance leases for equipment and automobiles.  The concessions primarily consists of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continues to accrue during the deferral period.  Additional round of lease concessions were not material.  See Note 1 Summary of Significant Accounting Policies for more information.

As of September 30, 2020, these COVID-19 related loan and lease modifications totaled $836.7 million (674 loans and leases) for the commercial segment and $691.2 million (16,104 loans and leases) for the consumer segment.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.1 million as of September 30, 2020.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $3.0 billion and $3.1 billion as of September 30, 2020, and as of December 31, 2019, respectively.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.7 million and $1.8 million September 30, 2020, and September 30, 2019, respectively, and $5.4 million for the nine months ended September 30, 2020, and September 30, 2019.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2020, and September 30, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$1,068	$1,212	$1,126	$1,290
Change in Fair Value:
Due to Payoffs	(50)	(38)	(108)	(116)
Total Changes in Fair Value of Mortgage Servicing Rights	(50)	(38)	(108)	(116)
Balance at End of Period	$1,018	$1,174	$1,018	$1,174

For the three and nine months ended September 30, 2020, and September 30, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$21,836	$23,021	$23,896	$23,020
Servicing Rights that Resulted From Asset Transfers	872	1,263	3,042	2,788
Amortization	(1,271)	(1,032)	(3,684)	(2,546)
Valuation Allowance Recovery (Provision)	(568)	(18)	(2,385)	(28)
Balance at End of Period	$20,869	$23,234	$20,869	$23,234
Valuation Allowance:
Balance at Beginning of Period	$(1,817)	$(10)	$—	$—
Valuation Allowance Recovery (Provision)	(568)	(18)	(2,385)	(28)
Balance at End of Period	$(2,385)	$(28)	$(2,385)	$(28)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,836	$24,905	$25,714	$29,218
End of Period	$20,870	$23,674	$20,870	$23,674

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
Weighted-Average Constant Prepayment Rate [1]	14.07%	10.76%
Weighted-Average Life (in years)	5.09	6.20
Weighted-Average Note Rate	3.90%	3.99%
Weighted-Average Discount Rate [2]	5.88%	7.33%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2020, and December 31, 2019, is presented in the following table.

(dollars in thousands)	September 30, 2020	December 31, 2019
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(228)	$(296)
Decrease in fair value from 50 bps adverse change	(452)	(586)
Discount Rate
Decrease in fair value from 25 bps adverse change	(205)	(264)
Decrease in fair value from 50 bps adverse change	(406)	(522)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $117.9 million and $76.3 million as of September 30, 2020, and December 31, 2019, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2020, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2020	$12,820
2021	10,283
2022	6,026
2023	6,059
2024	58
Thereafter	3,772
Total Unfunded Commitments	$39,018

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2020, and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Effective Yield Method
Tax credits and other tax benefits recognized	$2,938	$2,930	$8,814	$8,789
Amortization Expense in Provision for Income Taxes	2,347	1,891	7,042	5,674
Proportional Amortization Method
Tax credits and other tax benefits recognized	$1,794	$753	$4,839	$2,260
Amortization Expense in Provision for Income Taxes	1,345	645	3,580	1,934

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2020, and September 30, 2019.

Note 7.  Balance Sheet Offsetting

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions.  The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $19.2 million and $5.1 million as of September 30, 2020, and December 31, 2019, respectively.  See Note 12 Derivative Financial Instruments for more information.

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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2020, and December 31, 2019, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$100	$—	$490.0	$590.0
Mortgage-Backed Securities:
Residential - Government Agencies	1,516	—	22,158	93,933	117,607
Residential - U.S. Government-Sponsored Enterprises	—	—	2,842	481,067	483,909
Total	$1,516	$100	$25,000	$575,490	$602,106
December 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	1,200	1,100	—	490	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$1,200	$2,616	$225,000	$375,490	$604,306

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of September 30, 2020, and December 31, 2019.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	19,161	—	19,161	5	8,962	10,194
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	2,106	—	2,106	—	2,106	—
	$602,106	$—	$602,106	$—	$602,106	$—
December 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$584	$—	$584	$584	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,361	—	5,361	584	3,818	959
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,306	—	4,306	—	4,306	—
	$604,306	$—	$604,306	$—	$604,306	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $634.6 million and $645.3 million as of September 30, 2020, and December 31, 2019, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $4.3 million and $5.5 million as of September 30, 2020, and December 31, 2019, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2020, and September 30, 2019:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(6,771)	$(1,795)	$(4,976)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	104	28	76
Net Unrealized Gains (Losses) on Investment Securities	(6,667)	(1,767)	(4,900)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	570	151	419
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$(6,158)	$(1,632)	$(4,526)
Three Months Ended September 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$7,314	$1,938	$5,376
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	39	10	29
Net Unrealized Gains (Losses) on Investment Securities	7,353	1,948	5,405
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	406	108	298
Amortization of Prior Service Credit	(72)	(19)	(53)
Defined Benefit Plans, Net	334	89	245
Other Comprehensive Income (Loss)	$7,687	$2,037	$5,650
Nine Months Ended September 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$60,177	$15,945	$44,232
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	289	76	213
Net Unrealized Gains (Losses) on Investment Securities	60,389	16,000	44,389
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,711	454	1,257
Amortization of Prior Service Credit	(184)	(49)	(135)
Defined Benefit Plans, Net	1,527	405	1,122
Other Comprehensive Income (Loss)	$61,916	$16,405	$45,511
Nine Months Ended September 30, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$38,077	$10,090	$27,987
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(63)	(17)	(46)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	804	212	592
Net Unrealized Gains (Losses) on Investment Securities	38,818	10,285	28,533
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,218	323	895
Amortization of Prior Service Credit	(216)	(57)	(159)
Defined Benefit Plans, Net	1,002	266	736
Other Comprehensive Income (Loss)	$39,820	$10,551	$29,269

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020, and September 30, 2019:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2020
Balance at Beginning of Period	$57,511	$(578)	$(38,008)	$18,925
Other Comprehensive Income (Loss) Before Reclassifications	(4,976)	—	—	(4,976)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	76	374	450
Total Other Comprehensive Income (Loss)	(4,976)	76	374	(4,526)
Balance at End of Period	$52,535	$(502)	$(37,634)	$14,399
Three Months Ended September 30, 2019
Balance at Beginning of Period	$8,859	$(764)	$(35,519)	$(27,424)
Other Comprehensive Income (Loss) Before Reclassifications	5,376	—	—	5,376
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	29	245	274
Total Other Comprehensive Income (Loss)	5,376	29	245	5,650
Balance at End of Period	$14,235	$(735)	$(35,274)	$(21,774)
Nine Months Ended September 30, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	44,232	—	—	44,232
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	213	1,122	1,279
Total Other Comprehensive Income (Loss)	44,176	213	1,122	45,511
Balance at End of Period	$52,535	$(502)	$(37,634)	$14,399
Nine Months Ended September 30, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	27,987	—	—	27,987
Transfers	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(46)	592	736	1,282
Total Other Comprehensive Income (Loss)	24,682	3,851	736	29,269
Balance at End of Period	$14,235	$(735)	$(35,274)	$(21,774)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020, and September 30, 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(103)	$(39)	Interest Income
	27	10	Provision for Income Tax
	(76)	(29)	Net of Tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	72
Net Actuarial Losses [2]	(571)	(406)
	(509)	(334)	Total Before Tax
	135	89	Provision for Income Tax
	(374)	(245)	Net of Tax
Total Reclassifications for the Period	$(450)	$(274)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(289)	$(804)	Interest Income
	76	212	Provision for Income Tax
	(213)	(592)	Net of Tax
Sale of Investment Securities Available-for-Sale	77	63	Investment Securities Gains (Losses), Net
	(21)	(17)	Provision for Income Tax
	56	46	Net of tax
Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	185	216
Net Actuarial Losses [2]	(1,712)	(1,218)
	(1,527)	(1,002)	Total Before Tax
	405	266	Provision for Income Tax
	(1,122)	(736)	Net of Tax
Total Reclassifications for the Period	$(1,279)	$(1,282)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
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

The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2020, and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Denominator for Basic Earnings Per Share	39,745,120	40,190,508	39,710,252	40,554,036
Dilutive Effect of Equity Based Awards	124,015	260,234	162,154	252,259
Denominator for Diluted Earnings Per Share	39,869,135	40,450,742	39,872,406	40,806,295
Antidilutive Stock Options and Restricted Stock Outstanding	108,207	—	106,140	2,399

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 67 branch locations and 358 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2020, and September 30, 2019, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2020
Net Interest Income	$73,868	$47,797	$2,501	$124,166
Provision for Credit Losses	(1,372)	(85)	30,057	28,600
Net Interest Income After Provision for Credit Losses	75,240	47,882	(27,556)	95,566
Noninterest Income	31,776	7,672	2,286	41,734
Noninterest Expense	(69,408)	(15,430)	(5,111)	(89,949)
Income Before Provision for Income Taxes	37,608	40,124	(30,381)	47,351
Provision for Income Taxes	(9,627)	(9,784)	9,900	(9,511)
Net Income	$27,981	$30,340	$(20,481)	$37,840
Total Assets as of September 30, 2020	$7,383,822	$5,027,836	$7,697,831	$20,109,489
Three Months Ended September 30, 2019 [1]
Net Interest Income	$76,289	$46,791	$1,816	$124,896
Provision for Credit Losses	3,116	(130)	1,264	4,250
Net Interest Income After Provision for Credit Losses	73,173	46,921	552	120,646
Noninterest Income	36,627	8,739	1,141	46,507
Noninterest Expense	(75,198)	(21,330)	(3,821)	(100,349)
Income Before Provision for Income Taxes	34,602	34,330	(2,128)	66,804
Provision for Income Taxes	(8,506)	(8,560)	2,314	(14,752)
Net Income	$26,096	$25,770	$186	$52,052
Total Assets as of September 30, 2019 [1]	$6,993,290	$4,145,717	$6,533,133	$17,672,140
Nine Months Ended September 30, 2020 [1]
Net Interest Income	$221,003	$144,253	$11,567	$376,823
Provision for Credit Losses	8,215	(819)	95,204	102,600
Net Interest Income After Provision for Credit Losses	212,788	145,072	(83,637)	274,223
Noninterest Income	93,309	26,483	19,359	139,151
Noninterest Expense	(210,744)	(47,552)	(16,857)	(275,153)
Income Before Provision for Income Taxes	95,353	124,003	(81,135)	138,221
Provision for Income Taxes	(24,235)	(30,278)	27,782	(26,731)
Net Income	$71,118	$93,725	$(53,353)	$111,490
Total Assets as of September 30, 2020	$7,383,822	$5,027,836	$7,697,831	$20,109,489
Nine Months Ended September 30, 2019 [1]
Net Interest Income	$229,704	$139,784	$4,342	$373,830
Provision for Credit Losses	7,866	1,141	2,243	11,250
Net Interest Income After Provision for Credit Losses	221,838	138,643	2,099	362,580
Noninterest Income	107,072	22,738	5,826	135,636
Noninterest Expense	(213,168)	(63,545)	(9,418)	(286,131)
Income Before Provision for Income Taxes	115,742	97,836	(1,493)	212,085
Provision for Income Taxes	(28,745)	(22,507)	6,937	(44,315)
Net Income	$86,997	$75,329	$5,444	$167,770
Total Assets as of September 30, 2019 [1]	$6,993,290	$4,145,717	$6,533,133	$17,672,140

[1]	Certain prior period information has been reclassified to conform to current presentation.

Note 11.  Pension Plans and Postretirement Benefit Plan

Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three and nine months ended September 30, 2020, and September 30, 2019.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019
Three Months Ended September 30,
Service Cost	$—	$—	$152	$117
Interest Cost	900	1,093	230	257
Expected Return on Plan Assets	(1,258)	(1,249)	—	—
Amortization of:
Prior Service Credit	—	—	(61)	(72)
Net Actuarial Losses (Gains)	570	484	—	(78)
Net Periodic Benefit Cost	$212	$328	$321	$224
Nine Months Ended September 30,
Service Cost	$—	$—	$454	$235
Interest Cost	2,699	2,187	694	515
Expected Return on Plan Assets	(3,773)	(2,498)	—	—
Amortization of:
Prior Service Credit	—	—	(184)	(144)
Net Actuarial Losses (Gains)	1,711	968	—	(156)
Net Periodic Benefit Cost	$637	$657	$964	$450

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan.  For the three and nine months ended September 30, 2020, the Company contributed $0.1 million and $0.3 million, respectively, to the pension plans and $0.3 million and $0.8 million, respectively, to the postretirement benefit plan.  The Company expects to contribute a total of $0.4 million to the pension plans and $1.0 million to the postretirement benefit plan for the year ending December 31, 2020.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$63,895	$3,316	$48,677	$1,280
Forward Commitments	62,492	(215)	82,735	(182)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,275,732	103,662	802,389	26,070
Pay Fixed/Receive Variable Swaps	1,275,732	(19,156)	802,389	(4,777)
Foreign Exchange Contracts	98,173	213	85,499	163
Conversion Rate Swap Agreement	121,854	—	114,499	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2020, and December 31, 2019:

Derivative Financial Instruments	September 30, 2020		December 31, 2019
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$3,316	$—	$1,280	$—
Forward Commitments	9	224	23	205
Interest Rate Swap Agreements	103,671	19,165	27,344	6,051
Foreign Exchange Contracts	353	140	284	121
Total	$107,349	$19,529	$28,931	$6,377

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2020, and September 30, 2019:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2020	2019	2020	2019
Interest Rate Lock Commitments	Mortgage Banking	$4,903	$4,381	$15,556	$9,667
Forward Commitments	Mortgage Banking	(595)	(282)	(3,652)	(2,257)
Interest Rate Swap Agreements	Other Noninterest Income	2,575	2,967	12,041	5,863
Foreign Exchange Contracts	Other Noninterest Income	467	480	1,403	2,546
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	(453)	—	(453)
Total		$7,350	$7,093	$25,348	$15,366

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

As of September 30, 2020, and December 31, 2019, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of September 30, 2020, and December 31, 2019, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of September 30, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Unfunded Commitments to Extend Credit	$2,774,751	$2,713,937
Standby Letters of Credit	104,695	81,000
Commercial Letters of Credit	12,394	16,981
Total Credit Commitments	$2,891,840	$2,811,918

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

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging the Bank’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers.  On October 16, 2019, the Bank reached a tentative settlement with the named plaintiff, subject to documentation and court approvals.  The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  On March 12, 2020, the court granted preliminary approval of the settlement.  As a result, the Company recorded an $8.0 million liability reserve relating to this claim.  A court hearing for final approval of the settlement was held on July 23, 2020.  The judge indicated he approved all substantive and procedural terms of the settlement; however, the judge declined to issue the approval order until the Class Action Fairness Act (CAFA) notice period expires on December 15, 2020.  A portion of the settlement fund has been put into an interest bearing escrow account maintained by the Settlement Administrator, and payments in the settlement of this claim will be made after the Court issues its final approval order.

On June 2, 2020, Aloha Accounting and Tax LLC filed a lawsuit (seeking class action status) against the Bank, First Hawaiian Bank, American Savings Bank, Central Pacific Bank, and Kabbage Inc. (collectively, the “Defendants”) alleging that the Defendants did not pay agent fees owed under the CARES Act PPP.  An amended complaint was filed on June 23, 2020, adding Bank of America as a co-defendant.  Similar lawsuits have been filed against banks across the country.  On August 5, 2020, Plaintiffs’ motion seeking to consolidate the cases in a Multidistrict Litigation (MDL) was denied. On October 13, 2020, the Plaintiff voluntarily dismissed the case without prejudice.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”).  The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”).  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.  As of September 30, 2020, the unpaid principal balance of residential mortgage loans sold by the Company was $2.7 billion.  The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met.  Some agreements may require the Company to repurchase delinquent loans.  Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  During the nine months ended September 30, 2020, there were $0.5 million in residential mortgage loans repurchased as a result of the representation and warranty provisions contained in the applicable contract.  As of September 30, 2020, there was no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained.  The Company also services loans originated by other mortgage loan originators.  As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales.  Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements.  However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company.  Remedies could include repurchase of an affected loan.  For the nine months ended September 30, 2020, there were no loans repurchased related to loan servicing activities.  As of September 30, 2020, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of September 30, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases.  As of September 30, 2020, 99% of the Company’s residential mortgage loans serviced for investors were current.  The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of September 30, 2020, and December 31, 2019, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,111	$180,334	$—	$181,445
Debt Securities Issued by States and Political Subdivisions	—	46,803	—	46,803
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,016	—	1,016
Debt Securities Issued by Corporations	—	224,454	—	224,454
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,520,502	—	1,520,502
Residential - U.S. Government-Sponsored Enterprises	—	937,068	—	937,068
Commercial - Government Agencies	—	279,025	—	279,025
Total Mortgage-Backed Securities	—	2,736,595	—	2,736,595
Total Investment Securities Available-for-Sale	1,111	3,189,202	—	3,190,313
Mortgage Servicing Rights	—	—	1,018	1,018
Other Assets	48,184	—	—	48,184
Derivatives [1]	—	362	106,987	107,349
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2020	$49,295	$3,189,564	$108,005	$3,346,864
Liabilities:
Derivatives [1]	$—	$364	$19,165	$19,529
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2020	$—	$364	$19,165	$19,529
December 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,155	$219,976	$—	$221,131
Debt Securities Issued by States and Political Subdivisions	—	55,097	—	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	22,147	—	22,147
Debt Securities Issued by Corporations	—	336,321	—	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,172,826	—	1,172,826
Residential - U.S. Government-Sponsored Enterprises	—	586,761	—	586,761
Commercial - Government Agencies	—	224,720	—	224,720
Total Mortgage-Backed Securities	—	1,984,307	—	1,984,307
Total Investment Securities Available-for-Sale	1,155	2,617,848	—	2,619,003
Loans Held for Sale	—	39,062	—	39,062
Mortgage Servicing Rights	—	—	1,126	1,126
Other Assets	41,464	—	—	41,464
Derivatives [1]	—	308	28,623	28,931
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019	$42,619	$2,657,218	$29,749	$2,729,586
Liabilities:
Derivatives [1]	$—	$327	$6,050	$6,377
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019	$—	$327	$6,050	$6,377

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three and nine months ended September 30, 2020, and September 30, 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2020
Balance as of July 1, 2020	$1,068	$88,995
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(50)	4,909
Transfers to Loans Held for Sale	—	(4,242)
Variation Margin Payments	—	(1,840)
Balance as of September 30, 2020	$1,018	$87,822
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2020	$—	$87,822

Three Months Ended September 30, 2019
Balance as of July 1, 2019	$1,212	$19,956
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(38)	4,360
Transfers to Loans Held for Sale	—	(3,736)
Variation Margin Payments	—	11,331
Balance as of September 30, 2019	$1,174	$31,911
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2019	$—	$31,911

Nine Months Ended September 30, 2020
Balance as of January 1, 2020	$1,126	22,573
Realized and Unrealized Net Gains (Losses):
Net	(108)	15,372
Transfers to Loans Held for Sale	—	(13,521)
Variation Margin Payments	—	63,398
Balance as of September 30, 2020	$1,018	87,822
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2020	$—	$87,822

Nine Months Ended September 30, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(116)	9,602
Transfers to Loans Held for Sale	—	(7,750)
Variation Margin Payments	—	25,643
Balance as of September 30, 2019	$1,174	$31,911
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2019	$—	$31,911

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2020, and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		September 30, 2020						December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.67%	-	14.77%	14.07%	$21,888	10.76%	$26,840
		Discount Rate	5.86%	-	6.35%	5.88%		7.33%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	99.00%	91.03%	$3,316	92.24%	$1,280
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.32%	$84,506	0.20%	$21,293

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2020.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2019.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2020
Mortgage Servicing Rights - amortization method	Level 3	$20,870	$(2,385)

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2019.  There were no loans held for sale as of September 30, 2020.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2019
Loans Held for Sale	$39,062	$38,293	$769

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2020, and September 30, 2019, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2020, and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,198,830	$3,288,668	$62,714	$3,225,954	$—
Loans [1]	11,397,713	12,009,113	—	—	12,009,113
Financial Instruments - Liabilities
Time Deposits	1,721,977	1,729,433	—	1,729,433	—
Securities Sold Under Agreements to Repurchase	602,106	654,283	—	654,283	—
Other Debt [2]	50,000	51,648	—	51,648	—
December 31, 2019
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,042,294	$3,062,882	$275,663	$2,787,219	$—
Loans [1]	10,664,885	10,873,208	—	—	10,873,208
Financial Instruments - Liabilities
Time Deposits	1,802,431	1,800,773	—	1,800,773	—
Securities Sold Under Agreements to Repurchase	604,306	627,780	—	627,780	—
Other Debt [2]	75,000	75,581	—	75,581	—

[1]	Carrying amount is net of unearned income and the Allowance.
[2]	Excludes finance lease obligations.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020, and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$10,752	$10,930	$32,217	$33,076
Service Charges on Deposit Accounts	3,000	3,268	8,770	9,912
Fees, Exchange, and Other Service Charges	9,130	11,705	26,489	34,859
Annuity and Insurance	855	1,251	2,605	5,567
Other	2,131	2,224	6,697	7,200
Noninterest Income (in-scope of Topic 606)	25,868	29,378	76,778	90,614
Noninterest Income (out-of-scope of Topic 606)	15,866	17,129	62,373	45,022
Total Noninterest Income	$41,734	$46,507	$139,151	$135,636

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2020, and December 31, 2019, the Company did not have any significant contract balances.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 4) competitive pressures in the markets for financial services and products; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, Consumer Protection Act of 2018, CARES Act, and regulatory pronouncements around CARES Act; 6) changes in fiscal and monetary policies of the markets in which we operate; 7) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 8) actual or alleged conduct which could harm our reputation; 9) changes in accounting standards; 10) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 11) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 12) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 13) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments; 14) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 15) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 16) changes to the amount and timing of proposed common stock repurchases; and 17) natural disasters, public unrest, adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii.  Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and subsequent periodic and current reports filed with the SEC.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Hawaii Economy

The year 2020 began with overall healthy economic conditions in Hawaii that were sharply impacted by a shut-down of tourism at the end of March in an attempt to isolate the State from additional travel-related transmission of COVID-19.  The actions taken by the State of Hawaii beginning in March were imposed to mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii.  Although at risk industries of leisure and hospitality represents 19% of jobs and 10% of Hawaii’s GDP, Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.   Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy and represent about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite COVID-19.  Hawaii’s large retiree population also contributes to a stable economic base.  Notwithstanding, the Hawaii economy will likely continue to face significant challenges in the near future.

We have taken and continue to take significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we are providing payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months.  We are waiving associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers that continue to make interest payments, we are providing six months of principal deferral, or alternatively, three months of interest or interest and principal deferral.  As the COVID-19 pandemic continues to negatively impact the economy, the Company began offering an additional round of loan modifications to borrowers continuing to struggle as a result of COVID-19.

The Bank continues to responsibly lend to qualified consumer and commercial customers. We have been a participant in the SBA’s Small Business Paycheck Protection Program.  As of October 22, 2020, the Bank had 4,503 PPP loans totaling $544.5 million.  The Bank is authorized to participate in the Federal Reserve Bank’s Main Street Lending Program.

The Bank has taken and continues to take additional steps to help minimize the financial impact of COVID-19 for its customers:

•	Suspended ATM surcharge fees for other banks ATM users through June 30, 2020.
•	Waived ATM fees for Bank debit cardholders who used their cards at non-Bank ATMs in the U.S. and U.S. Territories through July 21, 2020.
•	Suspended early withdrawal penalties for time deposit accounts through June 30, 2020.
•	41 Bank branches across the state of Hawaii and the West Pacific region remain open to serve the community.
•	Temporarily increased our mobile deposits limit from $5,000 to $10,000 per rolling five business days.
•	Reserved the first branch hour of the day to serve our elderly (65 years and older) and those at-risk, as well as their caregivers or family members.
•	Increased our call center capabilities by training and deputizing more than 100 branch, private banking and commercial staff members to provide additional support over the phone.
•	Offered Small Dollar Emergency Relief Loan Program to assist customers who were financially impacted by COVID-19 with loans up to $3,000.

Earnings Summary

Net income for the third quarter of 2020 was $37.8 million, a decrease of $14.2 million or 27% compared to the same period in 2019.  Diluted earnings per share was $0.95 for the third quarter of 2020, a decrease of $0.34 or 26% compared to the same period in 2019.

The Company’s lower earnings for the third quarter of 2020 were primarily due to the following:

•

Provision for credit losses for the third quarter of 2020 was $28.6 million, an increase of $24.4 million compared to the same period in 2019.  This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Fees, exchange, and other service charges for the third quarter of 2020 was $12.3 million, a decrease of $2.6 million or 17% compared to the same period in 2019.  This decrease was primarily due to lower ATM and credit card transaction volume.

•

Service charges on deposit accounts for the third quarter of 2020 was $6.0 million, a decrease of $1.6 million or 21% compared to the same period in 2019. This decrease was primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

•

Net equipment expense for the third quarter of 2020 was $9.2 million, an increase of $1.6 million or 21% compared to the same period in 2019.  This increase was primarily due to higher depreciation expense.

This decrease was partially offset by the following:

•

Total other expense for the third quarter of 2020 was $12.8 million, a decrease of $8.7 million or 40% compared to the same period in 2019.  This decrease was primarily due to a $6.0 million legal reserve recorded in September 2019 for what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.  Business development and travel decreased by $0.6 million.  Merchant transactions and card processing fees decreased by $0.5 million.

•

The provision for income taxes for the third quarter of 2020 was $9.5 million, a decrease of $5.2 million or 36% compared to the same period in 2019 primarily due to lower pretax income.  The effective tax rate for the third quarter of 2020 was 20.09%, compared to 22.08% for the same period in 2019.

•

Total salaries and benefits expense for the third quarter of 2020 was $52.0 million, a decrease of $2.4 million or 4% compared to the same period in 2019, primarily due to a $3.0 million decrease in incentive compensation coupled with a $0.6 million decrease in share-based compensation.

•

Net occupancy expense for the third quarter of 2020 was $7.3 million, a decrease of $1.5 million or 17% compared to the same period in 2019.  This decrease was primarily due to a $1.9 million gain on sale of a real estate property on the island of Oahu during the third quarter of 2020.  This decrease was partially offset by a $0.4 million increase in security guard services.

Net income for the first nine months of 2020 was $111.5 million, a decrease of $56.3 million or 34% compared to the same period in 2019.  Diluted earnings per share was $2.80 for the first nine months of 2020, a decrease of $1.31 or 32% compared to the same period in 2019.

The Company’s lower earnings for the first nine months of 2020 were primarily due to the following:

•

Provision for credit losses for the first nine months of 2020 was $102.6 million, an increase of $91.4 million compared to the same period in 2019.  This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Fees, exchange, and other service charges for the first nine months of 2020 was $34.9 million, a decrease of $8.4 million or 19% compared to the same period in 2019.  This decrease was primarily due to lower credit and debit card transaction volume.  ATM surcharge fees were suspended for the second quarter of 2020.  In addition, merchant income decreased due to lower sales volume.

•	Net equipment expense for the first nine months of 2020 was $25.9 million, an increase of $4.5 million or 21% compared to the same period in 2019, primarily due to higher depreciation expense.
•

Service charges on deposit accounts for the first nine months of 2020 was $18.6 million, a decrease of $3.7 million or 16% compared to the same period in 2019.  This decrease was primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

•

Annuity and insurance income for the first nine months of 2020 was $2.7 million, a decrease of $3.0 million or 52% compared to the same period in 2019 primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019 and a decrease in annuity and life insurance products.

•

Professional fees for the first nine months of 2020 was $9.0 million, an increase of $2.2 million or 32% compared to the same period in 2019, primarily due to an increase in corporate risk and legal fees.

This decrease was partially offset by the following:

•

The provision for income taxes for the first nine months of 2020 was $26.7 million, a decrease of $17.6 million or 40% compared to the same period in 2019 primarily due to lower pretax income.  The effective tax rate for the first nine months of 2020 was 19.34% compared to 20.89% for the same period in 2019.

•

Investment securities gains (losses), net for the first nine months of 2020 was $11.1 million compared to ($3.1) million during the same period in 2019.  The net gain was primarily due to the sale of 80,214 Visa Class B Shares during the second quarter of 2020.

•

Total other expense for the first nine months of 2020 was $40.0 million, a decrease of $10.8 million or 21% compared to the same period in 2019 primarily due to the aforementioned $6.0 million legal reserve recorded in September 2019 related to what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.  Business development and travel decreased by $1.2 million.  Reserve for unfunded commitments decreased by $1.2 million.  Merchant transactions and card processing fees decreased by $1.0 million.  Amortization of solar energy partnership investments decreased by $0.7 million. Delivery and postage services decreased by $0.6 million.

•

Total salaries and benefits expense for the first nine months of 2020 was $157.1 million, a decrease of $7.3 million or 4% compared to the same period in 2019 primarily due to an $11.0 million decrease in incentive compensation coupled with a $2.3 million decrease in share-based compensation due to forfeiture of unvested restricted stock grants and a lower number of restricted stock units being amortized.  These decreases were partially offset by a $5.0 million increase in separation expense coupled with a $1.5 million increase in base salaries due to merit increases.

•

Other noninterest income for the first nine months of 2020 was $23.6 million, an increase of $4.8 million or 26% primarily due to a $6.2 million increase in fees related to our customer interest rate swap derivatives.  This increase was partially offset by a $1.1 million decrease in foreign currency transactions.

•

Net interest income for the first nine months of 2020 was $376.8 million, an increase of $3.0 million or 1% compared to the same period in 2019.  This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolio.  The higher level of earning assets was primarily funded by higher deposit balances.  Net interest margin was 2.82% for the first nine months of 2020, a 23 basis point decrease from the same period in 2019.  We experienced lower yields in both our investment securities portfolio and loan portfolios, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.

We maintained a strong balance sheet during the third quarter of 2020, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total loans and leases were $11.8 billion as of September 30, 2020, an increase of $802.7 million or 7% from December 31, 2019, primarily due to growth in our commercial lending portfolio.
•

The Allowance was $203.5 million as of September 30, 2020, an increase of $93.5 million or 85% from December 31, 2019.  The Allowance represents 1.73% of total loans and leases outstanding as of September 30, 2020, and 1.00% of total loans and leases outstanding as of December 31, 2019.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of the investment securities portfolio was $6.4 billion, an increase of $727.8 million or 13% compared to December 31, 2019.  Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $17.7 billion as of September 30, 2020, an increase of $2.0 billion or 12% from December 31, 2019, primarily due to an increase in commercial and consumer deposits.
•

Total shareholders’ equity was $1.4 billion as of September 30, 2020, an increase of $74.9 million or 6% from December 31, 2019.  While we continued to return capital to our shareholders in the form of dividends, in March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  During the first nine months of 2020, we acquired 201,702 shares of our common stock at a total cost of $17.9 million under our share repurchase program and from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan, less shares distributed from the deferred compensation plan.

•	Cash dividends of $80.5 million were distributed during the first nine months of 2020.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
For the Period:
Operating Results
Net Interest Income	$124,166	$124,896	$376,823	$373,830
Provision for Credit Losses	28,600	4,250	102,600	11,250
Total Noninterest Income	41,734	46,507	139,151	135,636
Total Noninterest Expense	88,949	100,349	274,153	286,131
Net Income	37,840	52,052	111,490	167,770
Basic Earnings Per Share	0.95	1.30	2.81	4.14
Diluted Earnings Per Share	0.95	1.29	2.80	4.11
Dividends Declared Per Share	0.67	0.65	2.01	1.92
Performance Ratios
Return on Average Assets	0.76%	1.17%	0.78%	1.29%
Return on Average Shareholders’ Equity	11.01	16.02	11.08	17.58
Efficiency Ratio [1]	54.22	58.55	53.33	56.16
Net Interest Margin [2]	2.67	3.01	2.82	3.05
Dividend Payout Ratio [3]	70.53	50.00	71.53	46.38
Average Shareholders’ Equity to Average Assets	6.93	7.32	7.06	7.31
Average Balances
Average Loans and Leases	$11,739,785	$10,770,720	$11,510,222	$10,624,311
Average Assets	19,741,139	17,605,394	19,053,626	17,442,054
Average Deposits	17,270,206	15,330,691	16,591,640	15,156,275
Average Shareholders’ Equity	1,367,756	1,289,417	1,344,402	1,275,753
Market Price Per Share of Common Stock
Closing	$50.52	$85.93	$50.52	$85.93
High	61.94	88.20	95.53	88.20
Low	48.77	79.13	46.70	66.54

			September 30, 2020	December 31, 2019
As of Period End:
Balance Sheet Totals
Loans and Leases			$11,793,608	$10,990,892
Total Assets			20,109,489	18,095,496
Total Deposits			17,738,883	15,784,482
Other Debt			60,502	85,565
Total Shareholders’ Equity			1,361,739	1,286,832
Asset Quality
Non-Performing Assets			$18,626	$20,117
Allowance for Credit Losses			203,496	110,027
Allowance to Loans and Leases Outstanding			1.73%	1.00%
Capital Ratios
Common Equity Tier 1 Capital Ratio			12.09%	12.18%
Tier 1 Capital Ratio			12.09	12.18
Total Capital Ratio			13.35	13.28
Tier 1 Leverage Ratio			6.81	7.25
Total Shareholders’ Equity to Total Assets			6.77	7.11
Tangible Common Equity to Tangible Assets [4]			6.63	6.95
Tangible Common Equity to Risk-Weighted Assets [4]			12.02	11.85
Non-Financial Data
Full-Time Equivalent Employees			2,038	2,124
Branches			67	68
ATMs			358	387

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2020	December 31, 2019
Total Shareholders’ Equity	$1,361,739	$1,286,832
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,330,222	$1,255,315
Total Assets	$20,109,489	$18,095,496
Less: Goodwill	31,517	31,517
Tangible Assets	$20,077,972	$18,063,979
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$11,068,888	$10,589,061
Total Shareholders’ Equity to Total Assets	6.77%	7.11%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.63%	6.95%
Tier 1 Capital Ratio	12.09%	12.18%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	12.02%	11.85%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020			September 30, 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.6	$—	0.45%	$3.1	$—	1.19%	$2.2	$—	0.76%	$3.0	$—	1.49%
Funds Sold	584.2	0.1	0.10	121.1	0.7	2.12	428.3	0.8	0.24	161.7	2.8	2.31
Investment Securities
Available-for-Sale
Taxable	2,918.6	14.3	1.96	2,647.9	17.1	2.59	2,745.7	45.1	2.19	2,086.5	43.0	2.75
Non-Taxable	25.8	0.3	4.22	42.6	0.5	4.45	30.1	1.0	4.37	135.3	3.8	3.73
Held-to-Maturity
Taxable	3,257.7	15.7	1.93	2,873.7	18.5	2.57	3,084.4	51.0	2.21	3,199.9	59.9	2.50
Non-Taxable	54.1	0.4	2.66	65.2	0.4	2.72	54.4	1.1	2.66	163.5	3.8	3.08
Total Investment Securities	6,256.2	30.7	1.96	5,629.4	36.5	2.59	5,914.6	98.2	2.21	5,585.2	110.5	2.64
Loans Held for Sale	15.9	0.1	3.24	24.3	0.2	3.94	20.8	0.5	3.35	18.5	0.6	4.06
Loans and Leases [1]
Commercial and Industrial	1,917.0	14.1	2.93	1,383.8	14.4	4.14	1,763.9	45.2	3.43	1,375.9	44.6	4.33
Commercial Mortgage	2,722.3	21.7	3.18	2,423.7	26.2	4.28	2,631.9	69.2	3.51	2,373.9	76.9	4.33
Construction	234.0	2.1	3.60	126.0	1.6	5.10	234.3	7.1	4.04	133.8	5.2	5.22
Commercial Lease Financing	110.7	0.5	1.82	161.8	1.0	2.57	111.0	1.6	1.88	160.9	3.0	2.45
Residential Mortgage	3,988.7	36.7	3.68	3,809.6	36.5	3.83	3,941.3	109.5	3.70	3,740.5	108.0	3.85
Home Equity	1,625.2	14.1	3.45	1,689.2	16.1	3.79	1,656.8	43.6	3.51	1,691.4	48.4	3.83
Automobile	708.3	6.4	3.59	707.0	6.4	3.59	710.2	19.0	3.57	688.0	18.6	3.62
Other [2]	433.6	7.6	6.96	469.6	8.5	7.16	460.8	23.9	6.93	459.9	24.8	7.21
Total Loans and Leases	11,739.8	103.2	3.50	10,770.7	110.7	4.09	11,510.2	319.1	3.70	10,624.3	329.5	4.14
Other	33.3	0.2	1.81	35.0	0.3	2.66	33.9	0.5	1.95	35.2	0.8	2.89
Total Earning Assets [3]	18,632.0	134.3	2.88	16,583.6	148.4	3.56	17,910.0	419.1	3.12	16,427.9	444.2	3.61
Cash and Due From Banks	234.3			231.5			271.7			237.9
Other Assets	874.8			790.3			871.9			776.3
Total Assets	$19,741.1			$17,605.4			$19,053.6			$17,442.1
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,465.5	$0.4	0.04%	$2,950.2	$1.1	0.15%	$3,268.1	$1.9	0.08%	$2,930.9	$4.0	0.18%
Savings	6,886.0	1.7	0.10	6,122.0	8.8	0.57	6,693.9	11.0	0.22	5,962.9	24.4	0.55
Time	1,568.3	3.8	0.97	1,851.0	8.2	1.75	1,712.2	15.2	1.19	1,807.6	23.6	1.75
Total Interest-Bearing Deposits	11,919.8	5.9	0.20	10,923.2	18.1	0.66	11,674.2	28.1	0.32	10,701.4	52.0	0.65
Short-Term Borrowings	—	—	—	27.1	0.1	2.13	38.3	0.2	0.52	46.8	0.9	2.40
Securities Sold Under Agreements to Repurchase	602.9	3.6	2.35	513.8	4.3	3.24	603.4	11.6	2.54	507.5	13.4	3.50
Other Debt	60.5	0.3	2.22	110.6	0.7	2.62	62.6	1.4	2.90	113.7	2.2	2.58
Total Interest-Bearing Liabilities	12,583.2	9.8	0.31	11,574.7	23.2	0.79	12,378.5	41.3	0.44	11,369.4	68.5	0.80
Net Interest Income		$124.5			$125.2			$377.8			$375.7
Interest Rate Spread			2.57%			2.77%			2.68%			2.81%
Net Interest Margin			2.67%			3.01%			2.82%			3.05%
Noninterest-Bearing Demand Deposits	5,350.4			4,407.5			4,917.4			4,454.9
Other Liabilities	439.7			333.8			413.3			342.0
Shareholders’ Equity	1,367.8			1,289.4			1,344.4			1,275.8
Total Liabilities and Shareholders’ Equity	$19,741.1			$17,605.4			$19,053.6			$17,442.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, and $0.3 million and $1.9 million for the three and nine months ended September 30, 2019.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2020
	Compared to September 30, 2019
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$2.0	$(4.0)	$(2.0)
Investment Securities
Available-for-Sale
Taxable	12.0	(9.9)	2.1
Non-Taxable	(3.4)	0.6	(2.8)
Held-to-Maturity
Taxable	(2.1)	(6.8)	(8.9)
Non-Taxable	(2.2)	(0.5)	(2.7)
Total Investment Securities	4.3	(16.6)	(12.3)
Loans Held for Sale	0.1	(0.2)	(0.1)
Loans and Leases
Commercial and Industrial	11.1	(10.5)	0.6
Commercial Mortgage	7.8	(15.5)	(7.7)
Construction	3.3	(1.4)	1.9
Commercial Lease Financing	(0.8)	(0.6)	(1.4)
Residential Mortgage	5.6	(4.1)	1.5
Home Equity	(0.9)	(3.9)	(4.8)
Automobile	0.6	(0.2)	0.4
Other [2]	—	(0.9)	(0.9)
Total Loans and Leases	26.7	(37.1)	(10.4)
Other	(0.1)	(0.2)	(0.3)
Total Change in Interest Income	33.0	(58.1)	(25.1)
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.4	(2.5)	(2.1)
Savings	2.7	(16.1)	(13.4)
Time	(1.2)	(7.2)	(8.4)
Total Interest-Bearing Deposits	1.9	(25.8)	(23.9)
Short-Term Borrowings	(0.1)	(0.6)	(0.7)
Securities Sold Under Agreements to Repurchase	2.3	(4.1)	(1.8)
Other Debt	(1.1)	0.3	(0.8)
Total Change in Interest Expense	3.0	(30.2)	(27.2)
Change in Net Interest Income	$30.0	$(27.9)	$2.1

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning asset

Net interest income was $124.2 million for the third quarter of 2020, a decrease of $0.7 million or 1% compared to the same period in 2019.  On a taxable-equivalent basis, net interest income was $124.5 million for the third quarter of 2020, an increase of $0.7 million or 1% compared to the same period in 2019.  Net interest income was $376.8 million for the first nine months of 2020, an increase of $3.0 million or 1% compared to the same period in 2019.  On a taxable-equivalent basis, net interest income was $377.8 million for the first nine months of 2020, an increase of $2.1 million or 1% compared to the same period in 2019.  This increase was primarily due to a higher level of earning assets, including growth in our commercial lending portfolio.  The higher level of earning assets was primarily funded by higher deposit balances.  Net interest margin was 2.67% in the third quarter of 2020, a 34 basis point decrease from the same period in 2019.  Net interest margin was 2.82% for the first nine months of 2020, decrease of 23 basis points compared to the same period in 2019.  We experienced lower yields in both our investment securities portfolio and loan portfolio, which were offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.  In particular, the yields for floating-rate commercial loans and investment securities were impacted by the lower prevailing rates.  Our investment securities portfolio yields also decreased due to purchases of lower yielding securities in the current lower rate environment.  These decreases were partially offset by lower funding costs.

Yields on our earning assets decreased by 68 basis points in the third quarter of 2020 and by 49 basis points in the first nine months of 2020 compared to the same periods in 2019 primarily due to the lower rate environment.  Yield decreases in our construction, commercial mortgage, and commercial and industrial loans were primarily due to lower yields on floating rate loans.  Yields on our construction loans decreased by 150 basis points in the third quarter of 2020 and by 118 basis points in the first nine months of 2020 compared to the same periods in 2019 primarily due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial mortgage loans decreased by 110 basis points in the third quarter of 2020 and by 82 basis points in the first nine months of 2020 compared to the same periods in 2019.  Similar to our construction loans, commercial mortgage loan yields were negatively impacted by lower yields on floating-rate loans, and new loans with lower rates than loans that were paid off.  Yields on our commercial and industrial loans decreased by 121 basis points in the third quarter of 2020 and by 90 basis points in the first nine months of 2020 compared to the same periods in 2019 primarily due to lower yields on floating-rate loans coupled with PPP loans yielding 1%.  These decreases were partially offset by interest recoveries in the current year and the amortization of PPP loan fees.  Yields on our funds sold decreased by 202 basis points in the third quarter of 2020 and by 207 basis points in the first nine months of 2020 compared to the same periods in 2019 primarily due to federal fund rate decreases.  In addition, yields on our investment securities portfolio decreased by 63 basis points in the third quarter of 2020 and by 43 basis points in the first nine months of 2020 compared to the same periods in 2019 primarily due to purchases of lower yielding securities and lower yields on floating-rate securities.

Interest rates paid on our interest-bearing liabilities decreased by 48 basis points in the third quarter of 2020 and by 36 basis points in the first nine months of 2020 compared to the same periods in 2019.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. Securities sold under agreements to repurchase decreased by 89 basis points in both the third quarter of 2020 and in the first nine months of 2020, primarily due to the restructuring of ten repurchase agreements with private institutions with an aggregate total repurchase price of $275.0 million in September 2019.  These repurchase agreements had a weighted-average interest rate of 4.36%.  The restructuring of the agreements extended the maturity dates to 2024 and lowered the weighted-average interest rate to 2.94% effective in September 2019.  In July 2020, we terminated three of our repurchase agreements, with an aggregate total of $200.0 million, with one private institution.  These repurchase agreements were scheduled to mature in June 2022 and had a weighted-average interest rate of 2.742%.  These terminated repurchase agreements were replaced with one $200.0 million repurchase agreement with the same private institution.  The new repurchase agreement matures in July 2025 and has an interest rate of 1.835%.  The decrease in our funding costs were partially offset by higher average balances in our interest bearing deposits.  The average balance of savings deposits increased by $764.0 million or 12% in the third quarter of 2020 and by $731.0 million or 12% in the first nine months of 2020 compared to the same periods in 2019.  The average balance of demand deposits increased by $515.3 million or 17% in the third quarter of 2020 and by $337.2 million or 12% in the first nine months of 2020 compared to the same periods in 2019.  Other debt, which is comprised primarily of Federal Home Loan Bank (“FHLB”) advances, decreased by 40 basis points in the third quarter of 2020 and by 32 basis points in the first nine months of 2020 compared to the same periods in 2019.  These increases were primarily due to FHLB advances with relatively low rates maturing in December 2019 and January 2020.  During the second quarter of 2020, we restructured two existing FHLB advances totaling $50.0 million.  The restructuring of advances extended the maturity from December 2020 to May 2024 and lowered the weighted-average interest rate from 3.04% to 1.21%.

Average balances of our earning assets increased by $2.0 billion or 12% in the third quarter of 2020 and by $1.5 billion or 9% in the first nine months of 2020 compared to the same periods in 2019 primarily due to loan growth as the average balances of our loan and lease portfolio increased by $1.0 billion in the third quarter of 2020 and by $885.9 million in the first nine months of 2020 compared to the same periods in 2019.  The average balance of funds sold increased by $463.1 million in the third quarter of 2020 and by $266.6 million in the first nine months of 2020 compared to the same periods in 2019.  The average balance of investment securities increased by $626.8 million in the third quarter of 2020 and by $329.4 million in the first nine months of 2020 compared to the same periods in 2019.  The average balance of our commercial and industrial portfolio increased by $533.2 million in the third quarter of 2020 and by $388.0 million in the first nine months of 2020 compared to the same periods in 2019 primarily due to origination of new loans under the Paycheck Protection Program.  The average balance of our commercial mortgage portfolio increased by $298.6 million in the third quarter of 2020 and by $258.0 million in the first nine months of 2020 compared to the same periods in 2019 as a result of continued demand from new and existing customers.  The average balance in our residential mortgage portfolio increased by $179.1 million in the third quarter of 2020 and by $200.8 million in the first nine months of 2020 compared to the same periods in 2019 primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our home equity portfolio decreased by $64.0 million in the third quarter of 2020 and by $34.6 million in the first nine months of 2020 compared to the same periods in 2019 as a result of increased payoff activities.

Average balances of our interest-bearing liabilities increased by $1.0 billion or 9% in the third quarter of 2020 and by $1.0 billion or 9% in the first nine months of 2020 compared to the same periods in 2019 primarily due to growth in our demand and savings products.  Average balance in our core deposit products increased by $1.3 billion in the third quarter of 2020 and by $1.1 billion in the first nine months of 2020 compared to the same periods in 2019.  Average balances of securities sold under agreements to repurchase increased by $89.1 million in the third quarter of 2020 and by $95.9 million in the first nine months of 2020 compared to the same periods in 2019 primarily due to additional repurchase agreements during September 2019.  Other debt decreased by $50.1 million in the third quarter of 2020 and by $51.1 million in the first nine months of 2020 compared to the same periods in 2019 primarily due to the maturity of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount of the Allowance.  The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information).  We maintain the Allowance at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition.  We recorded a Provision of $28.6 million in the third quarter of 2020 compared to a $4.3 million Provision during the same period in 2019.  For the first nine months of 2020, we recorded a Provision of $102.6 million compared to $11.3 million in the same period of 2019.   These increases were primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $4.8 million or 10% in the third quarter of 2020, and increased by $3.5 million or 3% for the first nine months of 2020 compared to the same periods in 2019.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Trust and Asset Management	$10,752	$10,930	$(178)	$32,217	$33,076	$(859)
Mortgage Banking	4,047	4,864	(817)	11,020	10,487	533
Service Charges on Deposit Accounts	6,027	7,592	(1,565)	18,575	22,239	(3,664)
Fees, Exchange, and Other Service Charges	12,296	14,900	(2,604)	34,913	43,360	(8,447)
Investment Securities Gains (Losses), Net	(1,121)	(1,469)	348	11,125	(3,080)	14,205
Annuity and Insurance	881	1,278	(397)	2,692	5,662	(2,970)
Bank-Owned Life Insurance	1,806	1,647	159	5,035	5,136	(101)
Other Income	7,046	6,765	281	23,574	18,756	4,818
Total Noninterest Income	$41,734	$46,507	$(4,773)	$139,151	$135,636	$3,515

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers. Total trust assets under administration were $10.1 billion and $10.5 billion as of September 30, 2020, and, September 30, 2019, respectively.  Trust and asset management income decreased by $0.2 million or 2% in the third quarter of 2020 and by $0.9 million or 3% for the first nine months of 2020 compared to the same periods in 2019 primarily due to decreases in market value, number of accounts, and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $0.8 million or 17% in the third quarter of 2020 and increased by $0.5 million or 5% for the first nine months of 2020 compared to the same periods in 2019.  This decrease in third quarter of 2020 was primarily due to a $0.5 valuation impairment to our mortgage servicing rights.  The increase for the nine months of 2020 was primarily due to increased sales of conforming saleable loans from current production offset with a valuation impairment to our servicing rights.

Service charges on deposit accounts decreased by $1.6 million or 21% in the third quarter of 2020 and by $3.7 million or 16% for the first nine months of 2020 compared to the same periods in 2019.  These decreases were primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

Fees, exchange, and other service charges, which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges, decreased by $2.6 million or 17% in the third quarter of 2020 and by $8.4 million or 19% for the first nine months of 2020 compared to the same periods in 2019.  These decreases were primarily due to lower debit and credit card transaction volume and the Bank’s suspension of ATM surcharge fees from April 1, 2020, through June 30, 2020.  In addition, merchant income decreased due to lower sales volume.

Investment securities gains (losses), net totaled ($1.1) million in the third quarter of 2020 compared to ($1.5) million during the same period in 2019.  In September 2019, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019, which represented the amount due to the buyers of our Visa Class B shares at that time.  This liability was paid in the following period.  Investment securities gains (losses), net totaled $11.1 million compared to ($3.1) million for the first nine months of 2020 compared to the same period in 2019.  The net gain in the first nine months of 2020 was primarily due to the sale of 80,214 Visa Class B Shares which was partially offset by fees paid to the counterparties of our prior Visa Class B share sale transactions.  The net losses in the first nine months of 2019 were primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions.  We received these Class B shares in 2008 as part of Visa's initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares.  This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with certain sales of Visa Class B shares we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio.

Annuity and insurance income decreased by $0.4 million or 31% in the third quarter of 2020 compared to the same period in 2019.  This decrease was primarily due to a decrease in annuity and life insurance products.  Annuity and insurance income decreased by $3.0 million or 52% for the first nine months of 2020 primarily due to a one-time commission received related to insurance products offered through a third-party administrator in the first quarter of 2019 and the aforementioned decrease in annuity and life insurance products.

Bank-owned life insurance increased by $0.2 million or 10% in the third quarter of 2020 compared to the same period in 2019 primarily due to an increase in death benefits received.  Bank-owned life insurance decreased by $0.1 million or 2% for the first nine months of 2020 compared to the same period in 2019 primarily due to a decrease in death benefits received.

Other noninterest income increased by $0.3 million or 4% in the third quarter of 2020 compared to the same period in 2019 primarily due to an $0.8 million distribution from a low income housing partnership.  This increase was partially offset by a $0.5 million decrease in fees related to our customer interest rate swap derivatives.  Other noninterest income increased by $4.8 million or 26% for the first nine months of 2020 compared to the same period in 2019 primarily due to a $6.2 million increase in fees related to our customer interest rate swap derivatives.  This increase was partially offset by a $1.1 million decrease in foreign currency transactions and foreclosure gains of $0.2 million.

Noninterest Expense

Noninterest expense decreased by $10.4 million or 10% in the third quarter of 2020 and by $11.0 million or 4% for the first nine months of 2020 compared to the same periods in 2019.

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Salaries	$34,046	$33,458	$588	$100,271	$98,772	$1,499
Incentive Compensation	2,683	5,681	(2,998)	6,069	17,049	(10,980)
Share-Based Compensation	1,442	2,025	(583)	4,754	7,098	(2,344)
Commission Expense	1,800	1,760	40	4,821	4,394	427
Retirement and Other Benefits	4,164	4,185	(21)	13,316	13,872	(556)
Payroll Taxes	2,624	2,519	105	9,949	9,409	540
Medical, Dental, and Life Insurance	3,422	3,908	(486)	11,394	12,299	(905)
Separation Expense	1,770	809	961	6,555	1,549	5,006
Total Salaries and Benefits	51,951	54,345	(2,394)	157,129	164,442	(7,313)
Net Occupancy	7,281	8,803	(1,522)	24,997	24,976	21
Net Equipment	9,223	7,637	1,586	25,874	21,365	4,509
Data Processing	4,691	4,676	15	13,895	13,929	(34)
Professional Fees	2,743	2,184	559	9,012	6,814	2,198
FDIC Insurance	1,282	1,257	25	4,296	3,816	480
Other Expense:
Delivery and Postage Services	1,636	1,966	(330)	5,387	5,958	(571)
Mileage Program Travel	1,172	1,196	(24)	3,341	3,554	(213)
Merchant Transaction and Card Processing Fees	1,025	1,572	(547)	3,205	4,191	(986)
Advertising	1,985	1,449	536	5,394	4,155	1,239
Amortization of Solar Energy Partnership Investments	716	940	(224)	2,148	2,820	(672)
Other	6,244	14,324	(8,080)	20,475	30,111	(9,636)
Total Other Expense	12,778	21,447	(8,669)	39,950	50,789	(10,839)
Total Noninterest Expense	$89,949	$100,349	$(10,400)	$275,153	$286,131	$(10,978)

Total salaries and benefits expense decreased by $2.4 million or 4% in the third quarter of 2020 compared to the same period in 2019 primarily due to a $3.0 million decrease in incentive compensation coupled with a $0.6 million decrease in share-based compensation due to forfeiture of unvested restricted stock grants and with a lower number of restricted stock units being amortized.  These decreases were partially offset by a $1.0 million increase in separation expense.  Total salaries and benefits expense decreased by $7.3 million or 4% for the first nine months of 2020 compared to the same period in 2019 primarily due to an $11.0 million decrease in incentive compensation coupled with a $2.3 million decrease in share-based compensation due to forfeiture of unvested restricted stock grants and a lower number of restricted stock units being amortized.  These decreases were partially offset by a $5.0 million increase in separation expense coupled with a $1.5 million increase in base salaries due to merit increases.

Net occupancy decreased by $1.5 million or 17% in the third quarter of 2020 compared to the same period in 2019. This decrease was primarily due to a $1.9 million gain on sale of real estate property on the island of Oahu during the third quarter of 2020.  This decrease was partially offset by a $0.4 million increase in security guard services.  Net occupancy was relatively unchanged in the first nine months of 2020 compared to the same period in 2019.

Net equipment increased by $1.6 million or 21% in the third quarter of 2020 and by $4.5 million or 21% for the first nine months of 2020 compared to the same periods in 2019.  These increases were due to higher depreciation expense.

Professional fees increased by $0.6 million or 26% in the third quarter of 2020 and by $2.2 million or 32% for the first nine months of 2020 compared to the same periods in 2019 primarily due to an increase in corporate risk and legal fees.

FDIC insurance remained relatively unchanged in the third quarter of 2020 compared to the same period in 2019.  FDIC insurance increased by $0.5 million or 13% for the first nine months of 2020 compared to the same period in 2019 due to an increase in FDIC assessment rates and assessment base.

Total other expense decreased by $8.7 million or 40% in the third quarter of 2020 compared to the same period in 2019 primarily due to a $6.0 million legal reserves recorded in September 2019 for what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.  This decrease was combined with decreases in business development and travel ($0.6 million), merchant transactions and card processing fees ($0.5 million), delivery and postage services ($0.3 million), insurance ($0.3 million), special events ($0.3 million), sponsorships and fundraisers ($0.3 million), reserve for unfunded commitments ($0.2 million), and amortization of solar energy partnership investments ($0.2 million).  Total other expense decreased by $10.8 million or 21% for the first nine months of 2020 compared to the same period in 2019 primarily due to the aforementioned $6.0 million legal reserve recorded in September 2019.  This decrease was combined with decreases in business development and travel ($1.2 million), reserve for unfunded commitments ($1.2 million), merchant transactions and card processing fees ($1.0 million), amortization of solar energy partnership investments ($0.7 million), and delivery and postage services ($0.6 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Provision for Income Taxes	$9,511	$14,752	$26,732	$44,315
Effective Tax Rates	20.09%	22.08%	19.34%	20.89%

The effective tax rate for the third quarter of 2020 was 20.09%, down from 22.08% for the same period in 2019.  The lower effective tax rate in the third quarter of 2020 compared to the same period in 2019 was primarily due to lower pretax book income relative to similar amount of total tax adjustments in both years.  Additionally, the Bank invested in three new low-income housing investments in 2020 which increases the benefit we expect to see in the investment in low-income housing.  The tax rate in the third quarter of 2020 was also favorably impacted by an additional low income housing investment resulting in an increase in the amount of credit.

The effective tax rate for the first nine months of 2020 was 19.34%, down from 20.89% for the same period in 2019.  The lower effective tax rate for the first nine months of 2020 compared to 2019 was primarily due to the aforementioned lower pretax book income compared to a relatively consistent amount of tax adjustments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $6.4 billion and $5.7 billion as of September 30, 2020, and December 31, 2019, respectively.  As of September 30, 2020, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.5 years.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of September 30, 2020, our portfolio of Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities were primarily comprised of securities issued in 2008 or later.  As of September 30, 2020, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.  As of September 30, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years.

Gross unrealized gains in our investment securities portfolio were $165.3 million as of September 30, 2020, and $51.1 million as of December 31, 2019.  Gross unrealized losses in our investment securities were $4.0 million as of September 30, 2020, and $19.2 million as of December 31, 2019.  The overall increase in net unrealized gains was primarily due to the decrease in interest rates during 2020.  The gross unrealized losses were due in part to our corporate bond portfolio consisting of debt securities issued by large multinational banks.  The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19.  However, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020.  In addition, such banks have built up substantial capital buffers since the financial crisis of 2008 which mitigates the likelihood of credit losses.  As of September 30, 2020, there have been no payment defaults nor do we currently expect any future payment defaults.  Furthermore, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of our debt securities in unrealized loss positions as of September 30, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  We do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Loans Held for Sale

Loans held for sale as of September 30, 2020, decreased by $39.1 million from December 31, 2019, reflecting a strategic shift to retain saleable loans within our portfolio.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$1,908,482	$1,379,152
Commercial Mortgage	2,745,611	2,518,051
Construction	250,943	194,170
Lease Financing	111,831	122,454
Total Commercial	5,016,867	4,213,827
Consumer
Residential Mortgage	4,044,228	3,891,100
Home Equity	1,605,486	1,676,073
Automobile	709,937	720,286
Other [1]	417,090	489,606
Total Consumer	6,776,741	6,777,065
Total Loans and Leases	$11,793,608	$10,990,892

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2020, increased by $802.7 million or 7% from December 31, 2019, primarily due to growth in our commercial lending portfolio.

Commercial loans and leases as of September 30, 2020, increased by $803.0 million or 19% from December 31, 2019.  Commercial and industrial loans increased by $529.3 million or 38% from December 31, 2019, primarily due to origination of new loans under the Paycheck Protection Program.  As of September 30, 2020, the Company had 4,504 PPP loans outstanding, with an outstanding principal balance of $544.5 million.  Commercial mortgage loans increased by $227.6 million or 9% from December 31, 2019, primarily due to continued demand from new and existing customers.  Construction loans increased by $56.8 million or 29% from December 31, 2019, primarily due to an increase in construction activity in our market.  Lease financing decreased by $10.6 million or 9% from December 31, 2019, primarily due to a lessee exercising its early buy-out option on a leveraged lease in the first quarter of 2020.

Consumer loans and leases as of September 30, 2020, decreased by $0.3 million or less than 1% from December 31, 2019.  Residential mortgage loans increased by $153.1 million or 4% from December 31, 2019, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Other consumer loans decreased by $72.5 million or 15% from December 31, 2019, primarily due to pay off activity in our installment loans.  Home equity decreased by $70.6 million or 4% from December 31, 2019, as a result of increased payoff activities.  Automobile loans decreased by $10.3 million or 1% from December 31, 2019.  Automobile loans decreased primarily as a result of multiple COVID-19 shelter-in-place and safer-at-home orders by the State of Hawaii and Guam resulting in dealership closures and limited automobile sales.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2020
Commercial
Commercial and Industrial	$1,656,865	$148,836	$89,404	$13,377	$1,908,482
Commercial Mortgage	2,359,977	139,338	246,296	—	2,745,611
Construction	250,943	—	—	—	250,943
Lease Financing	71,472	39,913	446	—	111,831
Total Commercial	4,339,257	328,087	336,146	13,377	5,016,867
Consumer
Residential Mortgage	3,970,952	—	72,330	946	4,044,228
Home Equity	1,566,761	102	38,543	80	1,605,486
Automobile	542,367	—	143,293	24,277	709,937
Other [2]	343,134	—	50,748	23,208	417,090
Total Consumer	6,423,214	102	304,914	48,511	6,776,741
Total Loans and Leases	$10,762,471	$328,189	$641,060	$61,888	$11,793,608
December 31, 2019
Commercial
Commercial and Industrial [3]	$1,182,923	$99,884	$87,101	$9,244	$1,379,152
Commercial Mortgage	2,144,627	131,425	241,531	468	2,518,051
Construction	194,170	—	—	—	194,170
Lease Financing [3]	71,659	50,225	570	—	122,454
Total Commercial	3,593,379	281,534	329,202	9,712	4,213,827
Consumer
Residential Mortgage	3,818,529	—	71,493	1,078	3,891,100
Home Equity	1,636,627	122	38,999	325	1,676,073
Automobile	553,388	—	147,790	19,108	720,286
Other [2]	404,262	—	59,250	26,094	489,606
Total Consumer	6,412,806	122	317,532	46,605	6,777,065
Total Loans and Leases	$10,006,185	$281,656	$646,734	$56,317	$10,990,892

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

Our Hawaii loan and lease portfolio increased by $756.3 million or 8% from December 31, 2019.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	September 30, 2020	December 31, 2019
Federal Home Loan Bank and Federal Reserve Bank Stock	$33,297	$34,093
Derivative Financial Instruments	107,349	28,931
Low-Income Housing and Other Equity Investments	123,565	84,618
Deferred Compensation Plan Assets	48,184	41,464
Prepaid Expenses	16,935	15,140
Accounts Receivable	18,654	20,180
Deferred Taxes	9,993	—
Other	71,775	48,248
Total Other Assets	$429,752	$272,674

Total other assets increased by $157.1 million or 58% from December 31, 2019.  The increase was due to a $78.4 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates.  Low-income housing and other equity investments increased by $38.9 million due to additional funding of existing projects.  Other assets increased by $23.5 million primarily due to an increase in collateral pledged on our uncleared interest rate swap agreements in liability positions due to the lower rate environment.  Deferred taxes increased by $10.0 million primarily due to temporary differences between financial reporting and income tax basis of the allowance for credit losses.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	September 30, 2020	December 31, 2019
Consumer	$8,903,808	$8,118,494
Commercial	7,159,531	6,324,214
Public and Other	1,675,544	1,341,774
Total Deposits	$17,738,883	$15,784,482

Total deposits were $17.7 billion as of September 30, 2020, an increase of $2.0 billion or 12% from December 31, 2019.  This increase was primarily due to an increase in commercial and consumer deposits.  Commercial deposits increased by $835.3 million or 13% primarily due to an $862.4 million increase in core deposits offset by a $27.1 million decrease in time deposits.  Consumer deposits increased by $785.3 million or 10% due to an increase in core deposits and time deposits of $774.5 million and $10.8 million, respectively.  In addition, public and other deposits increased by $333.8 million or 25% due to an increase in public demand deposits of $397.9 million, partially offset by a decrease in time deposits of $64.2 million.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	September 30, 2020	December 31, 2019
Money Market	$2,637,465	$2,519,414
Regular Savings	4,126,426	3,845,907
Total Savings Deposits	$6,763,891	$6,365,321

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	September 30, 2020	December 31, 2019
Private Institutions	$600,000	$600,000
Government Entities	2,106	4,306
Total Securities Sold Under Agreements to Repurchase	$602,106	$604,306

Securities sold under agreements to repurchase was $602.1 million as of September 30, 2020, relatively unchanged from December 31, 2019.  As of September 30, 2020, the weighted-average maturity was 372 days for our repurchase agreements with government entities and 4.3 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.7 years.  As of September 30, 2020, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.07% and 2.39%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

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

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	September 30, 2020	December 31, 2019
Federal Home Loan Bank Advances	$50,000	$75,000
Capital Lease Obligations	10,502	10,565
Total	$60,502	$85,565

Other debt was $60.5 million as of September 30, 2020, a decrease of $25.1 million or 29% from December 31, 2019.  This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2020.  As of September 30, 2020, our FHLB advances had a weighted-average interest rate of 1.19% with maturity dates during 2024.  These advances were primarily for asset/liability management purposes.  As of September 30, 2020, our remaining unused line of credit with the FHLB was $2.9 billion.

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

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Consumer Banking	$27,981	$26,096	$71,118	$86,997
Commercial Banking	30,340	25,770	93,725	75,329
Total	58,321	51,866	164,843	162,326
Treasury and Other	(20,481)	186	(53,353)	5,444
Consolidated Total	$37,840	$52,052	$111,490	$167,770

Consumer Banking

Net income increased by $1.9 million or 7% in the third quarter of 2020 compared to the same period in 2019 primarily due to decreases in noninterest expense and the Provision, partially offset by decreases in noninterest income and net interest income. The decrease in noninterest expense was primarily due to an increase in legal reserve in the third quarter of 2019 related to what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices. The decrease in the Provision was primarily due to lower net charge-offs in our auto loan and installment loan portfolios. The decrease in noninterest income was primarily due to volume-based decreases in overdraft income, ATM income, credit card income, and annuity and insurance income. In addition, the segment recognized a $0.6 million valuation impairment to mortgage servicing rights accounted for using the amortization method. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio.

Net income decreased by $15.9 million or 18% in the first nine months of 2020 compared to the same period in 2019 primarily due to decreases in noninterest income and net interest income, partially offset by a decrease in noninterest expense. The decrease in noninterest income was primarily due to the temporary suspension of various ATM fees in the second quarter of 2020, as well as from volume-based reductions in overdraft income, credit card income, annuity and life insurance income, and debit card income due to lower transaction volume. In addition, the segment recognized a $2.4 million valuation impairment to mortgage servicing rights accounted for using the amortization method which largely offset the increased gain on sale due to increased sales of conforming saleable loans from current production. The segment also received a one-time commission in the first quarter of 2019 related to insurance products offered through a third-party administrator. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio. The decrease in noninterest expense was primarily due to an increase in legal reserve in the third quarter of 2019 related to what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.

Commercial Banking

Net income increased by $4.6 million or 18% in the third quarter of 2020 compared to the same period in 2019 primarily due to a decrease in noninterest expense coupled with an increase in net interest income and partially offset by a reduction in noninterest income. The decrease in noninterest expense was primarily due to lower allocated expenses related to support units.  The increase in net interest income was due growth in the segment’s loan portfolio, primarily in the C&I category, partially offset by lower rates on loans and deposits.  The decrease in noninterest income is primarily due to lower deposit account fees and a reduction in customer derivative program revenue.

Net income increased by $18.4 million or 24% for the first nine months of 2020 compared to the same period in 2019 primarily due to a decrease in noninterest expense coupled with an increase in interest income and noninterest income.  The decrease in noninterest expense was primarily due to lower allocated expenses related to support units. The increase in net interest income was due to growth in the segment’s loan portfolio, primarily in the C&I category, partially offset by lower rates on loans and deposits.  The increase in noninterest income is primarily due to an increase in customer derivative program revenue, partially offset by lower deposit account fees.

Treasury and Other

Net income decreased by $20.7 million in the third quarter of 2020 compared to the same period in 2019 primarily due to an increase in the Provision partially offset by a lower provision for income taxes. The increase in the Provision was due to the changes in economic conditions driven by the impact of the COVID-19 pandemic, partially offset by the benefits of government stimulus programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate decreased to 20.09% in the third quarter of 2020 compared to 22.08% in the third quarter of 2019.

Net income decreased by $58.8 million for the first nine months of 2020 compared to the same period in 2019 primarily due to an increase in the Provision, partially offset by a decrease in provision for taxes and an increase in noninterest income.  The increase in the Provision was due to the changes in economic conditions driven by the impact of the COVID-19 pandemic, partially offset by the benefits of government stimulus programs.  The Provision for taxes in this business segment represents the residual amount to arrive at the total Provision for the Company.  The overall effective tax rate decreased to 19.34% in the first nine months of 2020 compared to 20.89% in the same period in 2019. The increase in non-interest income was due to the sale of VISA Class B shares in the second quarter of 2020.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of September 30, 2020, our overall credit risk profile was affected by the economic downturn resulting from the COVID-19 pandemic.  Despite the current challenges facing the Hawaii economy, the underlying risk profile of our lending portfolio continued to remain strong during the first nine months of 2020.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	September 30, 2020	December 31, 2019
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$475	$830
Commercial Mortgage	8,615	9,244
Total Commercial	9,090	10,074
Consumer
Residential Mortgage	3,543	4,125
Home Equity	3,661	3,181
Total Consumer	7,204	7,306
Total Non-Accrual Loans and Leases	16,294	17,380
Foreclosed Real Estate	2,332	2,737
Total Non-Performing Assets	$18,626	$20,117
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$6,607	$1,839
Home Equity	2,571	4,125
Automobile	156	949
Other [1]	258	1,493
Total Consumer	9,592	8,406
Total Accruing Loans and Leases Past Due 90 Days or More	$9,592	$8,406
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$58,650	$63,103
Total Loans and Leases	$11,793,608	$10,990,892
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.16%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.18%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.18%	0.24%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.14%	0.15%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.24%	0.26%
Changes in Non-Performing Assets
Balance as of December 31, 2019	$20,117
Additions	8,548
Reductions
Payments	(6,780)
Return to Accrual Status	(2,294)
Sales of Foreclosed Real Estate	(406)
Charge-offs/Write-downs	(559)
Total Reductions	(10,039)
Balance as of September 30, 2020	$18,626

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Total NPAs were $18.6 million as of September 30, 2020, a decrease of $1.5 million or 8% from December 31, 2019.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.16% as of September 30, 2020, and 0.18% as of December 31, 2019.

Commercial mortgage non-accrual loans were $8.6 million as of September 30, 2020, a decrease of $0.6 million or 7% from December 31, 2019.

Residential mortgage non-accrual loans were $3.5 million as of September 30, 2020, a decrease of $0.6 million or 14% from December 31, 2019, primarily due to returns to accrual status and payoffs partially offset by the addition of $2.3 million of loans.  As of September 30, 2020, our residential mortgage non-accrual loans were comprised of 12 loans with a weighted average current loan-to-value ratio of 86%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.4 million or 15% from December 31, 2019, due to the sale of one residential property.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.6 million as of September 30, 2020, a $1.2 million or 14% increase from December 31, 2019.  The increase was primarily in residential mortgage loans, which was offset by a decrease in home equity, other, and automobile loans portfolios.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial
Commercial and Industrial	$20,606	$21,278
Commercial Mortgage	7,700	6,830
Construction	—	1,190
Total Commercial	28,306	29,298
Consumer
Residential Mortgage	15,862	17,939
Home Equity	3,116	3,085
Automobile	14,257	17,086
Other [1]	1,444	1,650
Total Consumer	34,679	39,760
Total	$62,985	$69,058

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR decreased by $6.1 million or 9% from December 31, 2019.  Commercial and industrial remains our largest TDR loan class.

The Company began offering short-term loan and lease modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic continues to negatively impact the economy, the Company began offering an additional round of loan modifications to borrowers continuing to struggle as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The CARES Act, along with a joint agency statement issued by banking agencies, provide that modifications made in response to COVID-19 are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such modifications as TDRs.

As of September 30, 2020, these COVID-19 related loan and lease modifications totaled $836.7 million (674 loans and leases) for the commercial segment and $691.2 million (16,104 loans and leases) for the consumer segment.  See Note 1 Summary of Significant Accounting Policies and Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$175,958	$114,494	$116,849	$113,515
CECL Adoption (Day 1) Impact	—	—	(5,072)	—
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(171)	(239)	(1,520)	(815)
Commercial Mortgage	—	—	—	(1,616)
Consumer
Residential Mortgage	—	(7)	(84)	(62)
Home Equity	(43)	(215)	(316)	(655)
Automobile	(489)	(1,696)	(6,103)	(5,140)
Other [1]	(1,644)	(3,598)	(9,784)	(9,424)
Total Loans and Leases Charged-Off	(2,347)	(5,755)	(17,807)	(17,712)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	231	318	2,044	1,220
Commercial Mortgage	—	—	40	—
Consumer
Residential Mortgage	414	649	795	1,228
Home Equity	727	428	2,024	1,762
Automobile	1,313	660	2,865	2,449
Other [1]	1,119	714	2,645	2,046
Total Recoveries on Loans and Leases Previously Charged-Off	3,804	2,769	10,413	8,705
Net Loans and Leases Recovered (Charged-Off)	1,457	(2,986)	(7,394)	(9,007)
Provision for Credit Losses	28,600	4,250	102,600	11,250
Provision for Unfunded Commitments	(202)	—	(1,170)	—
Balance at End of Period [2]	$205,813	$115,758	$205,813	$115,758
Components
Allowance for Credit Losses	$203,496	$108,936	$203,496	$108,936
Reserve for Unfunded Commitments	2,317	6,822	2,317	6,822
Total Reserve for Credit Losses	$205,813	$115,758	$205,813	$115,758
Average Loans and Leases Outstanding	$11,739,785	$10,770,720	$11,510,222	$10,624,311
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	(0.05)%	0.11%	0.09%	0.11%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.73%	1.00%	1.73%	1.00%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.

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

Allowance for Credit Losses

As of September 30, 2020, the Allowance was $203.5 million or 1.73% of total loans and leases outstanding (1.81% excluding PPP loans), compared with an Allowance of $108.3 million or 0.99% of total loans and leases outstanding as of January 1, 2020, (after the CECL Day 1 adjustment).  The increase in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).  It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

Net recoveries on loans and leases were $1.5 million or 0.05% of total average loans and leases, on an annualized basis, in the third quarter of 2020 compared to net charge-offs of $3.0 million or 0.11% of total average loans and leases, on an annualized basis, in the third quarter of 2019.  Net charge-offs in our consumer portfolios were $8.0 million for the first nine months of 2020 compared to $7.8 million for the same period in 2019.  Net recoveries in our commercial portfolios were $0.6 million for the first nine months of 2020 compared to net charge-offs of $1.2 million for the same period in 2019.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of September 30, 2020, based on our ongoing analysis of expected credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The Reserve for Unfunded Commitments

The Unfunded Reserve was $2.3 million as of September 30, 2020, a decrease of $1.2 million or 34% from January 1, 2020, (after the CECL Day 1 adjustment) due to the updated historical loss rates and segmentation.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 19 presents, for the twelve months subsequent to September 30, 2020, and December 31, 2019, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2020, net interest income is expected to increase as interest rates rise.  This is due in part to our strategy to maintain a relatively short investment portfolio duration.  In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of September 30, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2020, was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2020		December 31, 2019
Gradual Change in Interest Rates (basis points)
+200	$21,549	4.5%	$17,560	3.4%
+100	10,373	2.2	8,869	1.7
-100	(3,297)	(0.7)	(9,311)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$57,629	12.0%	$41,827	8.2%
+100	30,370	6.3	23,594	4.6
-100	(9,176)	(1.9)	(30,034)	(5.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of September 30, 2020, we had additional borrowing capacity of $2.9 billion from the FHLB and $1.4 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2020.  As of September 30, 2020, cash and cash equivalents were $1.0 billion, the carrying value of our available-for-sale investment securities was $3.2 billion, and total deposits were $17.7 billion.  As of September 30, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.6 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2020, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2020, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2020, shareholders’ equity was $1.4 billion, an increase of $74.9 million or 6% from December 31, 2019.  For the first nine months of 2020, net income of $111.5 million, common stock issuances of $7.4 million, share-based compensation of $5.3 million, and other comprehensive income of $45.5 million were partially offset by cash dividends paid of $80.5 million and common stock repurchased of $17.9 million.  In the first nine months of 2020, we repurchased 156,358 shares under our share repurchase program.  These shares were repurchased at an average cost per share of $89.32 and a total cost of $14.0 million.  From the beginning of our share repurchase program in July 2001 through September 30, 2020, we repurchased a total of 57.1 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority under our share repurchase program was $113.1 million as of September 30, 2020.  In March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension, while conservative, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2020, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on December 14, 2020, to shareholders of record at the close of business on November 30, 2020.

Table 20 presents our regulatory capital and ratios as of September 30, 2020, and December 31, 2019.

Regulatory Capital and Ratios		Table 20
(dollars in thousands)	September 30, 2020	December 31, 2019
Regulatory Capital
Shareholders’ Equity	$1,361,739	$1,286,832
Add: CECL Transitional Amount	19,877	—
Less: Goodwill [1]	28,718	28,718
Postretirement Benefit Liability Adjustments	(37,634)	(38,757)
Net Unrealized Gains (Losses) on Investment Securities [2]	52,033	7,645
Other	(198)	(198)
Common Equity Tier 1 Capital	1,338,697	1,289,424
Tier 1 Capital	1,338,697	1,289,424
Allowable Reserve for Credit Losses	138,966	116,849
Total Regulatory Capital	$1,477,663	$1,406,273
Risk-Weighted Assets	$11,068,888	$10,589,061
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.09%	12.18%
Tier 1 Capital Ratio	12.09	12.18
Total Capital Ratio	13.35	13.28
Tier 1 Leverage Ratio	6.81	7.25

[1]	Calculated net of deferred tax liabilities.
[2]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which was fully phased in on January 1, 2019.  As of September 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of October 22, 2020, the Bank had 4,503 PPP loans totaling $544.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 13 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

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

The COVID-19 pandemic has disrupted the Hawaii economy and our business, and the extent and severity of the impact on our business and our financial results are highly uncertain and cannot be predicted.

The COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our operations and financial performance.  The duration of the COVID-19 pandemic and its effects still cannot be determined with a reasonable level of certainty.

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

The State of Hawaii’s stay-at-home order was originally set to expire on April 30, 2020, but was extended through May 31, 2020.  The order was subsequently changed to a safer-at-home order extended through July 31, 2020.  Subsequent orders were issued in August, September, and October of 2020 with different requirements and restrictions for different islands within Hawaii.  The stay-at-home order and safer-at-home orders, along with the mandatory 14-day self-quarantine travel restrictions, have resulted in a dramatic decline in tourism in Hawaii.  Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled.  We cannot predict when these closures will end and cancellations diminish or when tourism levels in Hawaii will recover.  This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

Though some of the original restrictions have been relaxed, the mandatory 14-day self-quarantine travel restriction has been extended indefinitely.  Beginning October 15, 2020, arriving passengers and interisland travelers may avoid the self-quarantine requirements by providing proof of a recent negative test result for COVID-19.  At this time Oahu is not requiring additional testing upon arrival but other islands are pursuing additional restrictions such as arrival testing.  Whether, and by how much, this will increase visitor arrivals and restore the tourism industry in Hawaii is uncertain.  In addition, these measures may be lifted and reinstated by the government as the infection rates of COVID-19 in Hawaii change, causing uncertainty and deterring travel to Hawaii.

Travel restrictions and mandatory quarantines related to the COVID-19 pandemic may have an extended impact on tourism in Hawaii.  Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, this dramatic drop in tourism affects them directly, as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy and widespread impact to our customers’ income have a negative impact on our operations.  We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, financial condition, regulatory capital, and liquidity ratios.

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

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  We offered other expanded assistance to customers such as fee waivers, payment deferrals or forbearances, on automobile loans and leases, mortgages, home equity loans and lines, as well as commercial, small business and personal loans. We continue to work with our customers as many of the initial assistance programs have expired.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios, will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, the availability of federal, state, or local funding programs, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2020 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2020	1,694	$61.04	—	$113,073,521
August 1 - 31, 2020	—	—	—	113,073,521
September 1 - 30, 2020	244	49.75	—	113,073,521
Total	1,938	$59.62	—

[1]

During the third quarter of 2020, 1,938 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.  On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic.

Item 6.  Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on the Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 30, 2020		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer