Form 10-K
period 2020-12-31
BANK OF HAWAII CORP
filed 2021-03-01
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	$.01 Par Value	BOH	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $61.41, was approximately $2,393,046,926. There was no non-voting common equity of the registrant outstanding on that date.

As of February 16, 2021, there were 40,134,784 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end ended December 31, 2020.

Bank of Hawaii Corporation

2020 Form 10-K Annual Report

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

The Bank, directly and through its subsidiaries, provides a broad range of financial products and services primarily to customers in Hawaii, Guam, and other Pacific Islands.  References to “we,” “our,” “us,” or “the Company” refer to the Parent and its subsidiaries and are consolidated for financial reporting purposes.  The Bank’s subsidiaries are identified in Exhibit 21.1 to this Form 10-K and include, among others, Bank of Hawaii Leasing, Inc., Bankoh Investment Services, Inc., and Pacific Century Life Insurance Corporation.  The Bank’s subsidiaries are engaged in equipment leasing, securities brokerage, investment advisory services, and providing credit insurance.

We are organized into three business segments for management reporting purposes: Consumer Banking, Commercial Banking, and Treasury and Other.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 13 to the Consolidated Financial Statements for more information.

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order.  As of December 31, 2020, the Bank was classified as “well capitalized.”  The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.  See Note 11 to the Consolidated Financial Statements for more information.

Dividend Restrictions

The Parent is a legal entity separate and distinct from the Bank.  The Parent’s principal source of funds to pay dividends on its common stock and to service its liabilities is dividends from the Bank.  Various federal and state laws and regulations limit the amount of dividends the Bank may pay to the Parent without regulatory approval.  The FRB is authorized to determine the circumstances when the payment of dividends would be an unsafe or unsound practice and to prohibit such payments.  The right of the Parent, its shareholders, and creditors to participate in any distribution of the assets or earnings of its subsidiaries is also subject to the prior claims of creditors of those subsidiaries.  For information regarding the limitations on the Bank’s ability to pay dividends to the Parent, see Note 11 to the Consolidated Financial Statements.

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

FDIC Insurance

The FDIC provides insurance coverage for certain deposits through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium.  The Company is assessed deposit insurance premiums by the FDIC using a base rate, to which is added temporary surcharges that are used to establish a FDIC reserve fund and pay certain bond obligations.  A temporary surcharge ended in September 2018.  The Bank’s FDIC insurance assessment was $5.8 million in 2020, $5.2 million in 2019, and $7.7 million in 2018.

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

Human Capital Management

As of December 31, 2020, we employed 2,022 full-time equivalent employees, of which 1,932 are located in the State of Hawaii, with the remainder located in Guam and other Pacific Islands.  None of our employees are subject to a collective bargaining agreement.

The Company values the contributions of all of its employees and is committed to building an active and connected employee community within the Company.  Key areas of focus for the Company include:

Diversity & Inclusion: The Company believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful.  As of December 31, 2020, approximately 86% of our workforce are minorities (non-Caucasian) and approximately 64% of our workforce are female, which accounts for 43% and 60% of our senior leaders and managers, respectively.  We conduct an external pay equity study periodically to evaluate that a gender pay gap does not exist.

Employee Development and Training: The Company is committed to providing all employees with the opportunity to grow, connect and thrive within the Company.  A review of organizational talent and succession planning occurs annually to enable senior leadership to monitor the development of top talent within the Company.  Skills and professional development training is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders.  Current key initiatives include the launch of an Advanced Leaders program to elevate leadership capabilities, as well as the development of Emerging Leaders and Aspiring Leaders programs to cultivate future talent.

Employee Benefits: The Company believes in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and motivate employees.  In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include: mortgage discount program, student loan assistance program, fitness classes, well-being sessions, and personal finance education.

Health & Safety: The health and safety of our employees is a priority. In 2020, our commitment to workplace safety and workforce health enabled the Company to maintain business and operational continuity without diminishing our focus on both employee and customer safety during the COVID-19 pandemic.  Examples of specific initiatives to enhance on-site safety include daily employee health screening as well as temperature scanning and social distancing protocols in both office and branch locations. We also invested in ventilation system upgrades and installed physical health guards/barriers.

Information about our Executive Officers

Listed below are executive officers of the Parent as of December 31, 2020.

Peter S. Ho, 55

Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 57

Treasurer since October 2020; Vice Chair since December 2017; Chief Financial Officer since March 2017; Senior Executive Vice President and Controller from August 2014 to February 2017.

Sharon M. Crofts, 55

Vice Chair, Client Solutions Group since April 2016; Vice Chair, Operations and Technology from October 2012 to March 2016.

James C. Polk, 54

Vice Chair, Chief Commercial Officer since April 2020; Vice Chair, Consumer Lending and Deposit Product Group from September 2018 to March 2020 and Consumer and Residential Lending from April 2018 to March 2020; Vice Chair, Mortgage Banking from July 2017 to March 2018; Vice Chair, The Private Bank from June 2016 to June 2017; Senior Executive Vice President, Consumer Banking from January 2016 to May 2016; Senior Executive Vice President, Mortgage Banking from August 2014 to January 2016.

Mary E. Sellers, 64

Vice Chair and Chief Risk Officer since July 2005.

Andrea Wilson Ignacio, 48

Principal Accounting Officer since April 2020; Senior Vice President and Controller since August 2019.

Item 1A.  Risk Factors

There are a number of risks and uncertainties that could negatively affect our business, financial condition or results of operations.  We are subject to various risks resulting from changing economic, environmental, political, industry, business, financial and regulatory conditions.  The risks and uncertainties described below are what management believes are the material risk factors that could affect our business and operations, although they are not the only risks that may have a material adverse effect on the Company.

Risks Related to Macroeconomic and Political Conditions

Changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, are expected to lead to lower revenue, lower asset quality, and lower earnings.

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public unrest, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution and the spread of the COVID-19 pandemic, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending.

The impacts of various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Hawaii has had a dramatic negative impact on tourism.  These events have contributed to a significant deterioration in general economic conditions in our markets which has impacted and will continue to adversely impact us and our customers’ operations.  It is uncertain how long these conditions will last or how significant the impacts will be in Hawaii and the Pacific Islands.

Recent deterioration of economic conditions, locally, nationally, and internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues, higher expenses, and lower earnings. In response to this deterioration, several government stimulus programs were initiated, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the Paycheck Protection Program (“PPP”).  The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

The COVID-19 pandemic has disrupted the Hawaii economy and our business, and the extent and severity of the impact on our business and our financial results are highly uncertain and cannot be predicted.

The COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our operations and financial performance.  The duration of the COVID-19 pandemic and its effects still cannot be determined with a reasonable level of certainty.  We have experienced unprecedented levels of government stimulus in response to COVID-19 in the current economic cycle, the lasting impacts of which are unknown.

Novel viruses such as COVID-19 increase concerns related to illness when traveling and gathering in large numbers.  In response, the majority of the nation’s state and local jurisdictions imposed “shelter-in-place” orders, quarantines, executive orders or similar government orders and restrictions in order to control the spread of COVID-19.  Some jurisdictions have re-imposed restrictions after previously lifting them or have delayed further lifting of restrictions.  On March 23, 2020, the governor of Hawaii, signed a stay-at-home order and prohibited large gatherings.  The order contained exceptions for certain essential activities.  Furthermore, the stay-at-home order mandated all individuals arriving or returning to Hawaii by air be subject to a mandatory 10-day self-quarantine.

The State of Hawaii’s stay-at-home order was originally set to expire on April 30, 2020, but was extended through May 31, 2020.  The order was subsequently changed to a safer-at-home order extended through July 31, 2020.  Subsequent orders were issued in August, September, October, November and December of 2020 with different requirements and restrictions for different islands within Hawaii.  The stay-at-home order and safer-at-home orders, along with the mandatory 10-day self-quarantine travel restrictions, have resulted in a dramatic decline in tourism in Hawaii.  Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. We cannot predict when these closures will end and cancellations diminish or when tourism levels in Hawaii will recover. This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

Though some of the original restrictions have been relaxed, the mandatory 10-day self-quarantine travel restriction has been extended indefinitely.  Beginning October 15, 2020, arriving passengers and interisland travelers may avoid the self-quarantine requirements by providing proof of a recent negative test result for COVID-19 prior to boarding.  At this time Oahu is not requiring additional testing upon arrival but other islands are pursuing additional restrictions such as arrival testing.  Whether, and by how much, this will increase visitor arrivals and restore the tourism industry in Hawaii is uncertain.  In addition, these measures may be lifted or reinstated by the government as the infection rates of COVID-19 in Hawaii change, causing uncertainty and deterring travel to Hawaii.

Travel restrictions and mandatory quarantines related to the COVID-19 pandemic may have a lasting impact on tourism in Hawaii.  Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, this dramatic drop in tourism affects them directly, as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy and widespread impact to our customers’ income have a negative impact on our operations.  We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, financial condition, regulatory capital and liquidity ratios.

The COVID-19 pandemic, the institution of physical distancing, and shelter-in-place requirements resulted in both temporary and permanent closures of many businesses. As a result, the demand for our products and services has been and may continue to be significantly impacted.  The COVID-19 pandemic could prompt credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers draw on lines of credit or seek additional loans to help finance their businesses.  Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.  We have already temporarily or permanently closed certain of our branches and offices and many employees are now working remotely.  Though we have re-opened some of our branches, others remain closed.  Similarly, though some employees have returned to the office, many continue to work remotely and it is anticipated that staffing levels at our headquarters will remain lower than pre-pandemic levels for some time.

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  Foreclosures and evictions remain suspended.  We offered other expanded assistance to customers such as fee waivers, payment deferrals or forbearances on automobile loans and leases, mortgages, home equity loans and lines, as well as commercial, small business and personal loans. We continue to work with our customers as many of the initial assistance programs have been extended or renewed.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios, will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, the availability of federal, state, or local funding programs, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

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

Credit losses could increase if economic conditions stagnate or deteriorate further.

Increased credit losses for the Bank could result if economic conditions stagnate or deteriorate further.  The risk of nonpayment on loans and leases is inherent in all lending activities.  We maintain a reserve for credit losses to absorb estimated expected credit losses over the life of the loan, lease, and commitment portfolios as of the balance sheet date.  Management makes various assumptions and judgments about the loan and lease portfolios in determining the level of the reserve for credit losses.  Many of these assumptions are based on current economic conditions.  Should economic conditions stagnate or deteriorate further nationally or in Hawaii, we may experience higher credit losses in future periods.

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

In addition, Hawaii’s appellate courts have made rulings that increase the complexity and risk of nonjudicial, or out-of-court, foreclosures.  At the same time, a chronic backlog of cases in the Hawaii courts has slowed the judicial foreclosure process, which delays the Bank’s ability to take over, preserve, and sell the mortgaged property.  The manner in which these issues are ultimately resolved could impact our foreclosure procedures and costs, which in turn could affect our financial condition or results of operations.

Changes in the capital markets could materially affect the level of assets under management and the demand for our other fee-based services.

Changes in the capital markets could affect the volume of income from and demand for our fee-based services.  Our investment management revenues depend in large part on the level of assets under management.  Market volatility that leads customers to liquidate investments or move investments to other institutions or asset classes, as well as lower asset values can reduce our level of assets under management, thereby decreasing our investment management revenues.

The Parent’s liquidity is dependent on dividends from the Bank.

The Parent is a separate and distinct legal entity from the Bank. The Parent receives substantially all of its cash in the form of dividends from the Bank. These dividends are the principal source of funds to pay, dividends on the Parent’s common stock or to repurchase common stock under the Parent’s share repurchase program. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Parent.  The Parent’s ability to meet its obligations, pay dividends to shareholders, or repurchase stock, may be further limited if federal and state laws and regulations further limit the amount of dividends the Bank is permitted to pay the Parent.

There can be no assurance that the Parent will continue to declare cash dividends or repurchase stock.

During 2020, the Parent repurchased 156,358 shares of common stock at a total cost of $14.0 million under its share repurchase program.  On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules, and various other factors.  The Parent also paid cash dividends of $107.4 million during 2020.  In January 2021, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.

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

Risks Related to Regulatory Changes

The anticipated end of LIBOR on December 31, 2021, may adversely affect our financial instruments that are directly or indirectly tied to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. With this announcement there is uncertainty about the continued availability of LIBOR after December 31, 2021 (which may be extended). If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected. Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR. If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

The Company has formed an enterprise-wide, cross-functional project team to oversee the transition.  The project team reports to a steering committee as well as Management and the Board on a periodic basis.  The project team is organized around key work streams, which cover the products, systems, and operational processes impacted by the transition as well as client communication.  In addition, the project team has completed an inventory of existing LIBOR-indexed products, which is monitored on an ongoing basis, LIBOR fallback language has been added to new loans, and LIBOR-based mortgage ARMs have been removed from our product offering.

Fiscal and Monetary Policy changes may significantly impact our profitability and liquidity

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

The CFPB has exercised its broad rule-making, supervisory, and examination authority of consumer financial products, as well as expanded data collection and enforcement powers, over depository institutions with more than $10.0 billion in assets.  Staff changes to key positions within the CFPB by the Biden administration may result in the CFPB pursuing more strict enforcement policies, similar to that experienced under the Obama administration.  Regulation of overall safety and soundness, the CRA, federal housing and flood insurance, as they pertain to consumer financial products and services, remains with the FRB.  As a result of greater regulatory scrutiny of consumer financial products as a whole, the Company has become subject to more and expanded regulatory examinations, which also could result in increased costs as well as harm to our reputation in the event of a finding that we have not complied with the increased regulatory requirements.

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

Bank of Hawaii and its nonbank subsidiaries are subject to extensive federal and applicable state regulation and supervision. The bank regulatory scheme is primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. This regulatory framework affects our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and proposed changes can be expected from the new federal administration taking office in January 2021. With Democratic control of the White House and both chambers of Congress there may be greater oversight of the banking industry.  This may include increased scrutiny of the banking industry’s efforts to provide COVID-19 relief programs as well as consumer financial rights as a whole.

Further, leadership and staff changes in regulatory agencies such as the CFPB, CFTC, SEC, and the Treasury Department could lead to changes in the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. The potential impact of any changes within these agencies cannot be predicted at this time.

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

Risks Related to Business Operations

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent emails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ devices.  These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program.  Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue.  The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.  In light of several recent high-profile data breaches involving other companies’ losses of customer personal and financial information, we believe this risk could cause customer and/or Bank losses, damage to our brand, and increase our costs through the ongoing cost of technology investments to improve security, as well as the potential financial and reputational impact of a cyber security incident involving the Company.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, in some cases are designed not to be detected and, in fact, may not be detected.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus making it virtually impossible for us to entirely mitigate this risk.  A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us.  The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.

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

We act as servicer for mortgage loans sold into the secondary market, primarily to government sponsored entities (“GSEs”) such as Fannie Mae.  As a seller and servicer for those loans, we make warranties about their origination and are required to perform servicing according to complex contractual and handbook requirements.  We maintain systems and procedures intended to ensure that we comply with these requirements. We may be penalized and, in limited instances required to repurchase certain mortgages, due to alleged failures to adhere to these requirements.  Should GSEs change the requirements in their servicing handbooks, we may sustain higher compliance costs.

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

General Risk Factors

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range				Dividends
Year/Period	High	Low	Close	Book Value	Declared
2020	$95.53	$46.70	$76.62	$34.26	$2.68
First Quarter	95.53	46.70	54.91		0.67
Second Quarter	72.74	51.15	61.41		0.67
Third Quarter	61.94	48.77	50.52		0.67
Fourth Quarter	80.38	49.25	76.62		0.67

2019	$95.68	$66.54	$95.16	$32.14	$2.59
First Quarter	83.94	66.54	78.87		0.62
Second Quarter	84.53	75.24	82.91		0.65
Third Quarter	88.20	79.13	85.93		0.65
Fourth Quarter	95.68	81.29	95.16		0.67

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications.  As of February 16, 2021, there were 5,456 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2020	2,163	$50.59	—	$113,073,521
November 1 - 30, 2020	—	—	—	113,073,521
December 1 - 31, 2020	—	—	—	113,073,521
Total	2,163	$50.59	—
[1]

During the fourth quarter of 2020, 2,163 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof.  The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act.  The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index.  The graph assumes that $100 was invested on December 31, 2015, in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index.  The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
Bank of Hawaii Corporation	$100	$145	$143	$116	$169	$142
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P Banks Index	$100	$124	$151	$127	$178	$152

Item 6.  Selected Financial Data

Summary of Selected Consolidated Financial Data

(dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Year Ended December 31,
Operating Results
Net Interest Income	$496.3	$497.7	$486.4	$457.2	$417.6
Provision for Credit Losses	117.8	16.0	13.4	16.9	4.8
Total Noninterest Income	184.4	183.3	168.9	185.4	197.3
Total Noninterest Expense	373.8	379.2	371.6	357.7	350.6
Net Income	153.8	225.9	219.6	184.7	181.5
Basic Earnings Per Share	3.87	5.59	5.26	4.37	4.26
Diluted Earnings Per Share	3.86	5.56	5.23	4.33	4.23
Dividends Declared Per Share	2.68	2.59	2.34	2.04	1.89

Performance Ratios
Net Income to Average Total Assets (ROA)	0.79%	1.29%	1.29%	1.10%	1.15%
Net Income to Average Shareholders’ Equity (ROE)	11.38	17.65	17.63	15.27	15.79
Efficiency Ratio [1]	54.91	55.68	56.71	55.66	57.01
Net Interest Margin [2]	2.73	3.03	3.05	2.93	2.83
Dividend Payout Ratio [3]	69.25	46.33	44.49	46.68	44.37
Average Shareholders’ Equity to Average Assets	6.97	7.30	7.34	7.22	7.26

Average Balances
Average Loans and Leases	$11,592.1	$10,668.4	$10,043.7	$9,346.8	$8,362.2
Average Assets	19,387.7	17,537.6	16,971.0	16,749.2	15,825.4
Average Deposits	16,900.2	15,228.1	14,757.7	14,505.4	13,619.5
Average Shareholders’ Equity	1,351.6	1,280.1	1,245.7	1,209.1	1,149.3

Weighted Average Shares Outstanding
Basic Weighted Average Shares	39,726,210	40,384,328	41,714,770	42,280,931	42,644,100
Diluted Weighted Average Shares	39,892,107	40,649,570	41,999,399	42,607,057	42,879,783

As of December 31,
Balance Sheet Totals
Loans and Leases	$11,940.0	$10,990.9	$10,448.8	$9,797.0	$8,949.8
Total Assets	20,603.7	18,095.5	17,144.0	17,089.1	16,492.4
Total Deposits	18,211.6	15,784.5	15,027.2	14,884.0	14,320.2
Other Debt	60.5	85.6	135.6	260.7	267.9
Total Shareholders’ Equity	1,374.5	1,286.8	1,268.2	1,231.9	1,161.5

Asset Quality
Allowance for Credit Losses	$216.3	$110.0	$106.7	$107.3	$104.3
Non-Performing Assets	18.5	20.1	12.9	16.1	19.8

Financial Ratios
Allowance to Loans and Leases Outstanding	1.81%	1.00%	1.02%	1.10%	1.17%
Tier 1 Capital Ratio	12.06	12.18	13.07	13.24	13.24
Total Capital Ratio	13.31	13.28	14.21	14.46	14.49
Tier 1 Leverage Ratio	6.71	7.25	7.60	7.26	7.21
Total Shareholders’ Equity to Total Assets	6.67	7.11	7.40	7.21	7.04
Tangible Common Equity to Tangible Assets [4]	6.53	6.95	7.23	7.04	6.86
Tangible Common Equity to Risk-Weighted Assets [4]	11.89	11.85	12.52	12.84	12.81

Non-Financial Data
Full-Time Equivalent Employees	2,022	2,124	2,122	2,132	2,122
Branches and Offices	65	68	69	69	69
ATMs	357	387	382	387	449
Common Shareholders of Record	5,490	5,588	5,797	5,982	6,121
[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
[4]	Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures. See the “Use of Non-GAAP Financial Measures” section below.

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

GAAP to Non-GAAP Reconciliation

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Total Shareholders’ Equity	$1,374,507	$1,286,832	$1,268,200	$1,231,868	$1,161,537
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Common Equity	$1,342,990	$1,255,315	$1,236,683	$1,200,351	$1,130,020
Total Assets	$20,603,651	$18,095,496	$17,143,974	$17,089,052	$16,492,367
Less: Goodwill	31,517	31,517	31,517	31,517	31,517
Tangible Assets	$20,572,134	$18,063,979	$17,112,457	$17,057,535	$16,460,850
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$11,295,077	$10,589,061	$9,878,904	$9,348,296	$8,823,485
Total Shareholders’ Equity to Total Assets	6.67%	7.11%	7.40%	7.21%	7.04%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.53%	6.95%	7.23%	7.04%	6.86%
Tier 1 Capital Ratio	12.06%	12.18%	13.07%	13.24%	13.24%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.89%	11.85%	12.52%	12.84%	12.81%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our 2020 and 2019 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2018 fiscal year, as well as the year-to-year comparison between 2019 and 2018, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

The reserve for credit losses consists of the allowance for credit losses (the “Allowance”) and the reserve for unfunded commitments (the “Unfunded Reserve”).  As of December 31, 2020, the reserve for credit losses also included a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  As a result of our January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2019.  The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”).  The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).  It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments.  As of December 31, 2020, and December 31, 2019, $4.0 billion or 20% and $2.7 billion or 15%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third-party pricing service.  These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy.  Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments.  As of December 31, 2020, and December 31, 2019, $17.4 million and $6.4 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.  As of December 31, 2020, and December 31, 2019, Level 3 financial assets recorded at fair value on a recurring basis were $96.4 million and $29.7 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments.  As of December 31, 2020, and December 31, 2019, Level 3 financial liabilities recorded at fair value on a recurring basis were $17.4 million and $6.1 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

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

Income Taxes

We determine our liabilities for income taxes based on current tax regulations and interpretations in tax jurisdictions where our income is subject to taxation.  Currently, we file tax returns for federal, six state and local domestic jurisdictions, and three foreign jurisdictions.  In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position.  Accordingly, previously estimated liabilities are regularly reevaluated and adjusted through the provision for income taxes.  Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position.  These changes, when they occur, may affect the provision for income taxes as well as current and deferred income taxes, and may be significant to our statements of income and condition.

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  As of December 31, 2020, and December 31, 2019, we carried a valuation allowance of $3.6 million and $2.5 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  As of December 31, 2020, and December 31, 2019, our liabilities for UTBs were $5.4 million and $6.1 million, respectively.

In 2020, the Company recognized federal and State of Hawaii investment tax credits from energy investments.  The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes.  These credits reduced the Company's provision for income taxes by $3.1 million, 4.1 million, and 5.0 million in 2020, 2019, and 2018, respectively.

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

Hawaii Economy

The year 2020 began with overall healthy economic conditions in Hawaii that were sharply impacted by a shut-down of tourism at the end of March in an attempt to isolate the State from additional travel-related transmission of COVID-19. The actions taken by the State of Hawaii beginning in March were imposed to mitigate the spread and lessen the public health impact of the COVID-19 pandemic in Hawaii. Although at-risk industries of leisure and hospitality represents 19% of jobs and 10% of Hawaii’s GDP, Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks. Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy and represent about 20% of GDP. Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite COVID-19. Hawaii’s large retiree population also contributes to a stable economic base. Notwithstanding the foregoing, the Hawaii economy will likely continue to face significant challenges in the near future.

We have taken and continue to take significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we are providing payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months. We waived associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers that continue to make interest payments, we provided six months of principal deferral, or alternatively, three months of interest or interest and principal deferral. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer loan modifications an additional round of loan modifications to borrowers struggling as a result of COVID-19.

The Bank continues to responsibly lend to qualified consumer and commercial customers. We have been a participant in the SBA’s (“SBA’s”) Small Business PPP. As of February 24, 2021, the Bank had 4,237 PPP loans totaling $504.9 million.

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

Earnings Summary

Net income for 2020 was $153.8 million, a decrease of $72.1 million or 32% compared to 2019.  Diluted earnings per share were $3.86 in 2020, a decrease of $1.70 or 31% compared to 2019.  Our return on average assets was 0.79% in 2020, a decrease of 50 basis points from 2019, and our return on average shareholders’ equity was 11.38% in 2020, compared to 17.65% in 2019.

Our lower net income in 2020 was primarily due to the following:

•

We recorded a $117.8 million provision for credit losses in 2020 compared to a $16.0 million provision recorded in 2019.  This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Fees, exchange, and other service charges was $47.1 million in 2020, a decrease of $10.8 million or 19% compared to 2019.  This decrease was primarily due to lower debit and credit card transaction volume and the Bank’s suspension of ATM surcharge fees from April 1, 2020, through June 30, 2020.  In addition, merchant income decreased due to lower sales volume.

•

Net equipment expense was $35.4 million in 2020, an increase of $6.2 million or 21% compared to 2019.  This increase was primarily due to a $2.5 million increase in software license fees and maintenance, coupled with a $2.2 million increase in depreciation expense.

•

Net occupancy expense was $39.5 million in 2020, an increase of $5.7 million or 17% compared to 2019.  This increase was primarily due an impairment charge related to the permanent closure of 12 branches and the write down of cash-only ATMs in the fourth quarter of 2020.

•

Service charges on deposit accounts was $24.9 million in 2020, a decrease of $5.2 million or 17% compared to 2019.  This decrease was primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

•

Annuity and insurance income was $3.4 million in 2020, a decrease of $3.6 million or 52% compared to 2019.  This decrease was primarily due to a one-time commission received in the first quarter of 2019 related to insurance products offered through a third-party administrator, coupled with a decrease in annuity and life insurance products.

•	Professional fees was $12.2 million in 2020, an increase of $2.1 million or 21% compared to 2019 due to an increase in corporate risk and legal fees.

These items were partially offset by the following:

•

The provision for income taxes was $35.3 million in 2020, a decrease of $24.6 million or 41% compared to 2019.  The effective tax rate was 18.68% in 2020 compared to 20.96% in 2019.  This decrease was primarily due to a lower pretax income and a tax benefit identified and recorded in 2020 for return to provision adjustments.

•

Net gains (losses) on sales of investment securities was $9.9 million in 2020, an increase of $13.9 million compared to 2019.  This increase was primarily due to the sale of 80,214 Visa Class B Shares during the second quarter of 2020.

•

Other noninterest expense was $55.0 million in 2020, a decrease of $11.0 million or 17% compared to 2019.  These decrease was primarily due to a $6.0 million legal reserves recorded in September 2019 for what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.

•

Salaries and benefits expense was $207.3 million in 2020, a decrease of $8.8 million or 4% compared to 2019.  This decrease was primarily due to a $13.3 million decrease in incentive compensation coupled with a $2.3 million decrease in medical, dental, and life insurance primarily due to lower expenses related to lower medical insurance costs.  Shared-based compensation decreased by $1.8 million due to forfeiture of unvested restricted stock grants and a lower number of restricted stock units being amortized.  These decreases were partially offset by a $4.8 million increase in separation expense coupled with a $1.9 million increase in base salaries due to merit increases.

•

Mortgage banking income was $17.9 million in 2020, an increase of $4.2 million or 31% compared to 2019.  This increase was primarily due to increased sales and margins on sales of conforming saleable loans from current production.  This increase was offset by a $3.9 million valuation impairment to our mortgage serving rights.

•

Other noninterest income was $30.4 million in 2020, an increase of $2.9 million or 17% compared to 2019.  This increase was primarily due to an $8.2 million increase in fees related to our customer interest rate swap derivatives.  This increases were partially offset by a $3.5 million decrease in net gain on sale of leased assets combined with a $1.0 million decrease in foreign currency transactions.

We maintained a strong balance sheet throughout 2020, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•	Total loans and leases were $11.9 billion as of December 31, 2020, an increase of $0.9 billion or 9% from December 31, 2019, primarily due to growth in our commercial portfolio.
•

The allowance for credit losses (the “Allowance”) was $216.3 million as of December 31, 2020, an increase of $106.2 million or 97% from December 31, 2019.  The ratio of our Allowance to total loans and leases outstanding increased to 1.81% as of December 31, 2020, compared to 1.00% as of December 31, 2019.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of our investment securities portfolio was $7.1 billion as of December 31, 2020, an increase of $1.4 billion or 25% from December 31, 2019.  Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $18.2 billion as of December 31, 2020, an increase of $2.4 billion or 15% from December 31, 2019, primarily due to an increase in consumer and commercial deposits.
•

Total shareholders’ equity was $1.4 billion as of December 31, 2020, an increase of $87.7 million or 7% from December 31, 2019.  While we continued to return capital to our shareholders in the form of dividends, in March 2020, we suspended share repurchases in light of the COVID-19 pandemic. We believe the suspension is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  During 2020, we repurchased 203,865 shares of common stock at a total cost of $18.0 million under our share repurchase program and from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock, shares purchased for a deferred compensation plan, and stock swaps, less shares distributed from the deferred compensation plan.  We also paid cash dividends of $107.4 million during 2020.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 1
	2020			2019
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.2	$—	0.61%	$3.1	$—	1.33%
Funds Sold	434.1	0.9	0.21	165.7	3.6	2.14
Investment Securities
Available-for-Sale
Taxable	2,961.9	60.3	2.04	2,210.5	58.9	2.66
Non-Taxable	27.6	1.2	4.36	109.6	4.1	3.78
Held-to-Maturity
Taxable	3,125.2	65.0	2.08	3,148.2	78.3	2.49
Non-Taxable	52.6	1.4	2.66	137.8	4.2	3.04
Total Investment Securities	6,167.3	127.9	2.07	5,606.1	145.5	2.60
Loans Held for Sale	19.4	0.6	3.28	21.7	0.9	3.92
Loans and Leases [1]
Commercial and Industrial	1,797.5	59.3	3.30	1,370.9	57.9	4.23
Commercial Mortgage	2,666.1	90.9	3.41	2,400.6	102.4	4.27
Construction	240.1	9.4	3.92	145.2	7.4	5.07
Commercial Lease Financing	111.3	(1.0)	(0.88)	154.4	3.7	2.43
Residential Mortgage	3,978.7	146.0	3.67	3,768.2	144.7	3.84
Home Equity	1,642.7	56.8	3.46	1,689.4	64.1	3.80
Automobile	709.1	25.3	3.57	694.9	25.1	3.62
Other [2]	446.6	30.9	6.91	464.8	33.3	7.16
Total Loans and Leases	11,592.1	417.6	3.60	10,688.4	438.6	4.10
Other	33.7	0.7	1.96	35.1	1.0	2.85
Total Earning Assets [3]	18,248.8	547.7	3.00	16,520.1	589.6	3.57
Cash and Due from Banks	263.8			234.0
Other Assets	875.1			783.5
Total Assets	$19,387.7			$17,537.6

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$3,426.8	$2.5	0.07%	$2,945.9	$5.0	0.17%
Savings	6,702.7	12.4	0.19	6,034.0	32.4	0.54
Time	1,708.1	18.1	1.06	1,816.3	31.0	1.71
Total Interest-Bearing Deposits	11,837.6	33.0	0.28	10,796.2	68.4	0.63
Short-Term Borrowings	33.5	0.2	0.47	36.5	0.9	2.41
Securities Sold Under Agreements to Repurchase	602.7	15.2	2.54	531.9	17.5	3.29
Other Debt	62.1	1.7	2.73	111.8	2.9	2.60
Total Interest-Bearing Liabilities	12,535.9	50.1	0.40	11,476.4	89.7	0.78
Net Interest Income		$497.6			$499.9
Interest Rate Spread			2.60%			2.79%
Net Interest Margin			2.73%			3.03%
Noninterest-Bearing Demand Deposits	5,062.6			4,431.9
Other Liabilities	437.6			349.2
Shareholders’ Equity	1,351.6			1,280.1
Total Liabilities and Shareholders’ Equity	$19,387.7			$17,537.6
[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $1.3 million and $2.2 million for the years ended December 31, 2020, and December 31, 2019, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2020 Compared to 2019
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$2.4	$(5.1)	$(2.7)
Investment Securities
Available-for-Sale
Taxable	17.2	(15.8)	1.4
Non-Taxable	(3.5)	0.6	(2.9)
Held-to-Maturity
Taxable	(0.6)	(12.7)	(13.3)
Non-Taxable	(2.3)	(0.5)	(2.8)
Total Investment Securities	10.8	(28.4)	(17.6)
Loans Held for Sale	(0.1)	(0.2)	(0.3)
Loans and Leases
Commercial and Industrial	15.7	(14.3)	1.4
Commercial Mortgage	10.5	(22.0)	(11.5)
Construction	4.0	(2.0)	2.0
Commercial Lease Financing	(0.8)	(3.9)	(4.7)
Residential Mortgage	7.9	(6.6)	1.3
Home Equity	(1.7)	(5.6)	(7.3)
Automobile	0.5	(0.3)	0.2
Other [2]	(1.3)	(1.1)	(2.4)
Total Loans and Leases	34.8	(55.8)	(21.0)
Other	—	(0.3)	(0.3)
Total Change in Interest Income	47.9	(89.8)	(41.9)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.7	(3.2)	(2.5)
Savings	3.3	(23.3)	(20.0)
Time	(1.7)	(11.2)	(12.9)
Total Interest-Bearing Deposits	2.3	(37.7)	(35.4)
Short-Term Borrowings	(0.1)	(0.6)	(0.7)
Securities Sold Under Agreements to Repurchase	2.1	(4.4)	(2.3)
Other Debt	(1.3)	0.1	(1.2)
Total Change in Interest Expense	3.0	(42.6)	(39.6)
Change in Net Interest Income	$44.9	$(47.2)	$(2.3)

1  The change in interest income and expense are not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

2  Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.  Net interest income was $496.3 million in 2020, relatively unchanged compared to 2019.  On a taxable-equivalent basis, net interest income was $497.6 million in 2020, relatively unchanged compared to 2019.  Net interest margin was 2.73% in 2020, a decrease of 30 basis points from 2019.  We experienced lower yields in both our investment securities portfolio and loan portfolio, which were partially offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment.

Yields on our earning assets decreased by 57 basis points in 2020 compared to 2019 primarily due to the lower rate environment.  Yields on our commercial and industrial loans decreased by 93 points due to lower yields on floating rate loans.  Yields on our commercial mortgage decreased by 86 basis points due to lower yields on floating rate loans.  Yields on our construction loans decreased by 115 basis points due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial lease financing decreased by 331 basis points primarily due to a $3.0 million impairment in the residual value of a leveraged lease.  Yields on our funds sold decreased by 193 basis points primarily due to federal fund rate decreases.  In addition, yields on our investment securities portfolio decreased by 53 basis points primarily due to purchases of lower yielding securities in the current lower rate environment.

Interest rates paid on our interest-bearing liabilities decreased 38 basis points in 2020 compared to 2019.  Decreases to our funding costs were primarily due to lower rates paid on our interest-bearing deposits.  Interest rates paid on our securities sold under agreements to repurchase decreased by 75 basis points from 2019. In July 2020, we terminated three of our repurchase agreements, with an aggregate total of $200.0 million, with one private institution. These repurchase agreements were scheduled to mature in June 2022 and had a weighted-average interest rate of 2.742%. These terminated repurchase agreements were replaced with one $200.0 million repurchase agreement with the same private institution. The new repurchase agreement matures in July 2025 and has an interest rate of 1.835%.  Other debt, which is comprised of FHLB advances increased by 13 basis points primarily due to lower cost advances having matured in December 2019. During the second quarter of 2020, we restructured two existing FHLB advances totaling $50.0 million. The restructuring of advances extended the maturity from December 2020 to May 2024 and lowered the weighted-average interest rate from 3.04% to 1.21%.

Average balances of our earning assets increased by $1.7 billion or 10% in 2020 compared to 2019 primarily due to loan growth as the average balances of our loans and leases portfolio increased by $903.7 million.  The average balance of investment securities increased by $561.2 million.  The average balance of funds sold increased by $268.4 million.  The average balance of our commercial and industrial portfolio increased by $426.6 million primarily due to the origination of new PPP loans.  The average balance of our commercial mortgage portfolio increased by $265.5 million as a result of continued demand from new and existing customers.  The average balance of our residential mortgage portfolio increased by $210.5 million primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our automobile loans portfolio increased by $14.2 million primarily due to competitive loan programs and pricing. The average balance of our home equity portfolio decreased by $46.7 million as a result of elevated payoff rate driven heavily by increased mortgage refinancing activities as a result of the low interest rate environment and slightly lower utilization rates on existing lines.

Average balances of our interest-bearing liabilities increased by $1.1 billion or 9% in 2020 compared to 2019 primarily due to growth in our savings and demand deposits which increased by $668.7 million and $480.9 million, respectively.  Average balances in other debt decreased by $49.7 million primarily due to the aforementioned maturing of FHLB advances.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount of the Allowance.  The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information).  We maintain the Allowance at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition.  We recorded a Provision of $117.8 million and $16.0 million in 2020 and 2019, respectively.  This increase was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  For further discussion on the Allowance, see the “Corporate Risk Profile – Credit Risk” section in MD&A.

Noninterest Income

Table 3 presents the major components of noninterest income for 2020 and 2019.

Noninterest Income	Table 3
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020 to 2019
Trust and Asset Management	$43,456	$44,233	$(777)	(2)%
Mortgage Banking	17,871	13,686	4,185	31
Service Charges on Deposit Accounts	24,910	30,074	(5,164)	(17)
Fees, Exchange, and Other Service Charges	47,056	57,893	(10,837)	(19)
Investment Securities Gains (Losses), Net	9,932	(3,986)	13,918	n.m.
Annuity and Insurance	3,362	6,934	(3,572)	(52)
Bank-Owned Life Insurance	7,388	7,015	373	5
Other	30,434	27,489	2,945	11
Total Noninterest Income	$184,409	$183,338	$1,071	1%

n.m.- not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that we manage and the fee rate charged to customers.  Total trust assets under administration were $10.5 billion and $10.3 billion as of December 31, 2020, and December 31, 2019, respectively.  Trust and asset management income decreased by $0.8 million or 2% in 2020 compared to 2019 due to decreases in number of accounts and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $4.2 million or 31% in 2020 compared to 2019.  This increase was primarily due to increased sales of conforming saleable loans from current production.  The increase was offset by a $3.9 million valuation impairment to our mortgage servicing rights.

Service charges on deposit accounts decreased by $5.2 million or 17% in 2020 compared to 2019.  This decrease was primarily due to a decrease in overdraft fees coupled with a decrease in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and special charges. Fees, exchange, and other service charges decreased by $10.8 million or 19% in 2020 compared to 2019. This decrease was primarily due to lower debit and credit card transaction volume and the Bank’s suspension of ATM surcharge fees from April 1, 2020, through June 30, 2020.  In addition, merchant income decreased due to lower sales volume.

Net gains (losses) on sales of investment securities totaled $9.9 million and ($4.0) million in 2020 and 2019, respectively.  The net gain in 2020 was primarily due to the sale of 80,214 Visa Class B Shares which was partially offset by fees paid to the counterparties of our prior Visa Class B share sale transactions.  The net loss in 2019 was primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions. In addition, in September 2019, Visa announced a reduction of the conversion ratio of its Class B shares from 1.6298 to 1.6228 effective September 27, 2019. As a result, the Company recorded a $0.5 million liability in September 2019, which was paid to previous buyers of our Visa Class B shares in October 2019.  We received these Class B shares in 2008 as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares.  This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by further reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  Concurrent with certain sales of these Visa Class B shares, we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio.  We also contributed to the Bank of Hawaii Foundation 2,800 Visa Class B shares during 2019.

Annuity and insurance income decreased by $3.6 million or 52% in 2020 compared to 2019 primarily due to a decrease in annuity and life insurance products coupled with a one-time commission received in the first quarter of 2019 related to insurance products offered through a third-party administrator.

Bank-owned life insurance increased by $0.4 million or 5% in 2020 compared to 2019 primarily due to higher death benefits received in 2020.

Other noninterest income increased by $2.9 million or 11% in 2020 compared to 2019.  This increase was primarily due to an $8.2 million increase in fees related to our customer interest rate swap derivatives.  This increase was partially offset by a $3.5 million decrease in net gain on sale of leased assets combined with a $1.0 million decrease in foreign currency transactions.  These decreases combined with decreases in other income ($0.4 million) and parking service income ($0.3 million).

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2020 and 2019.

Noninterest Expense	Table 4
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020 to 2019
Salaries and Benefits:
Salaries	$134,178	$132,237	$1,941	1%
Incentive Compensation	9,153	21,913	(12,760)	(58)
Share-Based Compensation	6,783	8,573	(1,790)	(21)
Commission Expense	6,985	6,474	511	8
Retirement and Other Benefits	18,528	18,151	377	2
Payroll Taxes	12,241	11,795	446	4
Medical, Dental, and Life Insurance	12,917	15,202	(2,285)	(15)
Separation Expense	6,544	1,761	4,783	n.m.
Total Salaries and Benefits	207,329	216,106	(8,777)	(4)
Net Occupancy	39,533	33,800	5,733	17
Net Equipment	35,448	29,295	6,153	21
Data Processing	18,499	18,757	(258)	(1)
Professional Fees	12,186	10,071	2,115	21
FDIC Insurance	5,780	5,192	588	11
Other Expense:
Delivery and Postage Services	6,975	7,937	(962)	(12)
Mileage Program Travel	4,521	4,761	(240)	(5)
Merchant Transaction and Card Processing Fees	4,259	5,719	(1,460)	(26)
Advertising	8,331	6,126	2,205	36
Amortization - Solar Energy Partnership Investments	3,678	3,760	(82)	(2)
Other	27,268	37,703	(10,435)	(28)
Total Other Expense	55,032	66,006	(10,974)	(17)
Total Noninterest Expense	$373,807	$379,227	$(5,420)	(1)%
n.m.- not meaningful.

Total salaries and benefits decreased by $8.8 million or 4% in 2020 compared to 2019 primarily due a $12.8 million decrease in incentive compensation coupled with a $2.3 million decrease in medical, dental, and life insurance primarily due to lower expenses related to lower medical insurance costs.  Shared-based compensation decreased by $1.8 million due to forfeiture of unvested restricted stock grants and a lower number of restricted stock units being amortized.  These decreases were partially offset by a $4.8 million increase in separation expense coupled with a $1.9 million increase in base salaries due to merit increases.

Net occupancy expense increased by $5.7 million or 17% in 2020 compared to 2019 primarily due to the decision to permanently close 12 branches in the fourth quarter of 2020 for a total exit cost of $5.6 million.  This increase was combined with a $1.0 million increase in security guard services, $0.8 million increase in depreciation, and $0.6 million increase in janitorial supplies.  These increases were partially offset by a $1.1 million decrease in utilities.

Net equipment expense increased by $6.2 million or 21% in 2020 compared to 2019 primarily due to a $2.5 million increase in software license fees and maintenance and coupled with a $2.2 million increase in depreciation expense.  In addition, fixed asset disposal and rent expense increased by $0.7 million and $0.5 million, respectively.

Data processing expense decreased by $0.3 million or 1% in 2020 compared to 2019 due to ongoing information technology projects.

Professional fees expense increased by $2.1 million or 21% in 2020 compared to 2019 due to an increase in legal fees and corporate risk.

FDIC insurance increased by $0.6 million or 11% in 2020 compared to 2019 due to an increase in FDIC assessment rates.

Other noninterest expense decreased by $11.0 million or 17% in 2020 compared to 2019 primarily due to $6.0 million in legal reserves recorded in September 2019 for what was then a tentative settlement of a class action lawsuit regarding the Company’s overdraft practices.  This decrease was combined with decreases in business development and travel ($1.9 million), merchant transactions and card processing fees ($1.5 million), insurance ($1.3 million), reserve for unfunded commitments ($1.1 million), delivery and postage ($1.0 million), station and supplies ($0.8 million), special events ($0.8 million), and sponsorships and fundraisers ($0.6 million).  These decreases were partially offset by increases in advertising and broker’s charges.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2020 and 2019:

Provision for Income Taxes and Effective Tax Rates	Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2020	$35,320	18.68%
2019	59,913	20.96%

The provision for income taxes was $35.3 million in 2020, a decrease of $24.6 million or 41% compared to 2019.  The effective tax rate was 18.68% in 2020 compared to 20.96% in 2019.  The lower effective tax rate in 2020 compared to 2019 was primarily due to lower pretax income and the tax benefit identified and recorded in 2020 for return-to-provision adjustments.  This was partially offset by the early buy-out of our equity interest in two leveraged leases, which resulted in $1.9 million and $1.8 million credits to the provision for income taxes in the first and fourth quarters of 2019.

Analysis of Business Segments

Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other.  Table 6 summarizes net income from our business segments for 2020 and 2019.  Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2020	2019
Consumer Banking	$92,370	$116,180
Commercial Banking	120,722	104,177
Total	213,092	220,357
Treasury and Other	(59,288)	5,556
Consolidated Total	$153,804	$225,913

Consumer Banking

Net income decreased by $23.8 million or 20% in 2020 compared to 2019 primarily due to decreases in noninterest income and net interest income, as well as an increase in noninterest expense. This was partly offset by a decrease in the Provision. The decrease in noninterest income was primarily due to the temporary suspension of various ATM fees in the second quarter of 2020, as well as reductions in overdraft income and credit card income due to lower transaction volumes. Additionally, annuity and insurance income decreased primarily due to a one-time commission received in the first quarter of 2019 related to insurance products offered through a third-party administrator coupled with a decrease in annuity and life insurance products. This was partly offset by an increase in mortgage banking income primarily due to increased sales of conforming saleable loans from current production, less a valuation impairment to our mortgage servicing rights. The segment also received a one-time commission in the first quarter of 2019 related to insurance products offered through a third-party administrator. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partially offset by higher average balances in the deposit portfolio. The increase in noninterest expense was primarily due to an increase in allocated expense and an increase in legal reserve in the third quarter of 2019 related to the tentative settlement of a class action lawsuit regarding the Company’s overdraft practices. The decrease in the Provision was due to lower net chargeoffs in the auto loan, installment loan, and home equity loan portfolios.

Commercial Banking

Net income increased by $16.5 million or 16% in 2020 compared to 2019 primarily due to an increase in interest income, noninterest income, and a decrease in noninterest expense.  The increase in net interest income was due to growth in the segment’s loan and deposit portfolios, partially offset by lower rates. Loan growth was primarily driven by increases in commercial and industrial and commercial mortgage portfolio segments while deposit growth was primarily driven by increases in both noninterest bearing and interest bearing demand deposits, partially offset by a decrease in time deposits.  The increase in noninterest income is primarily due to an increase in customer derivative program revenue, partially offset by lower deposit and merchant account fees and a decrease in gain on sale of leased assets due to a sale in 2019. The decrease in noninterest expense was primarily due to lower allocated expenses related to support units.

Treasury and Other

Net income decreased by $64.8 million in 2020 compared to 2019 primarily due to an increase in provision for income taxes and provision for credit losses, partially offset by an increase in noninterest income.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.  The overall effective tax rate decreased to 18.68% in 2020 compared to 20.96% in 2019.  The provision for credit losses in this business segment represents the residual provision for credit losses to arrive at the total Provision for the Company.  The increase in noninterest income was primarily due to the sale of Visa Class B Shares during the second quarter of 2020.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2020
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies [3]	$1.4	1.8%	$173.0	1.2%	$—	—%	$—	—%	$174.4	1.2%	$174.2
Debt Securities Issued by States and Political Subdivisions [2]	1.2	1.8	2.1	1.6	20.2	3.5	—	—	23.5	3.2	24.8
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	2.8	0.2	1.4	0.8	2.2	—	—	1.0	2.0	1.1
Debt Securities Issued by Corporations	50.5	0.7	44.2	1.8	126.0	3.3	—	—	220.7	2.4	224.6
Mortgage-Backed Securities [3]
Residential - Government Agencies	0.9	3.4	1,327.6	1.8	233.1	1.8	—	—	1,561.6	1.8	1,594.8
Residential - U.S. Government- Sponsored Enterprises	10.5	1.9	1,180.7	1.6	306.2	1.3	—	—	1,497.4	1.6	1,518.3
Commercial - Government Agencies	—	—	230.4	2.5	12.6	2.5	—	—	243.0	2.5	253.8
Total Mortgage-Backed Securities	11.4	2.0	2,738.7	1.8	551.9	1.5	—	—	3,302.0	1.7	3,366.9
Total	$64.5	1.0%	$2,958.2	1.8%	$698.9	1.9%	$—	5.6%	$3,721.6	1.8%	$3,791.6
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	—%	$7.5	0.3%	$—	—%	$—	—%	$7.5	0.3%	$7.5
Debt Securities Issued by States and Political Subdivisions [2]	33.8	2.6	—	—	—	—	—	—	33.8	2.6	34.5
Debt Securities Issued by Corporations	—	—	12.0	1.6	—	—	—	—	12.0	1.6	12.3
Mortgage-Backed Securities [3]
Residential - Government Agencies	12.6	2.6	571.0	2.2	333.8	2.3	—	—	917.4	2.3	948.0
Residential - U.S. Government- Sponsored Enterprises	7.2	0.1	2,043.9	2.0	48.0	1.3	—	—	2,099.1	1.9	2,150.5
Commercial - Government Agencies	0.2	3.5	82.1	2.2	110.6	2.0	—	—	192.9	1.7	195.9
Total Mortgage-Backed Securities	20.0	1.7	2,697.0	2.0	492.4	2.0	—	—	3,209.4	2.0	3,294.4
Total	$53.8	2.3%	$2,716.5	2.0%	$492.4	2.0%	$—	—%	$3,262.7	2.0%	$3,348.7
Total Investment Securities
As of December 31, 2020	$118.3		$5,674.7		$1,191.3		$—		$6,984.3		$7,140.3
As of December 31, 2019	$472.2		$4,191.7		$985.9		$0.1		$5,649.9		$5,681.9
[1]	Weighted-average yields on investment securities available-for-sale are based on amortized cost.
[2]	Weighted-average yields on obligations of states and political subdivisions are generally tax-exempt and are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
[3]	Information for mortgage-backed securities and small business administration securities reflect weighted average life, including anticipated future prepayments.

The carrying value of our investment securities portfolio was $7.1 billion as of December 31, 2020, an increase of $1.4 billion or 25% compared to December 31, 2019.  As of December 31, 2020, our investment securities portfolio was comprised of securities with an average base duration of approximately 3.30 years.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in our portfolio. As of December 31, 2020, our portfolio of Ginnie Mae mortgage-backed securities was primarily comprised of securities issued in 2008 or later.  As of December 31, 2020, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.  As of December 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.38 years.

Gross unrealized gains in our investment securities portfolio were $158.9 million as of December 31, 2020, and $51.1 million as of December 31, 2019.  Gross unrealized losses on our temporarily impaired investment securities were $2.9 million as of December 31, 2020, and $19.2 million as of December 31, 2019.  The gross unrealized loss positions were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  The overall increase in net unrealized gains was primarily due to the decrease in interest rates during 2020. The gross unrealized losses were due in part to our corporate bond portfolio consisting of debt securities issued by large multinational banks. The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19. However, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020. In addition, banks have built up substantial capital buffers since the financial crisis of 2008 which helps to mitigate the likelihood of credit losses. As of December 31, 2020, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, we do not intend to sell these securities, and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of our debt securities in unrealized loss positions as of December 31, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

See Note 3 to the Consolidated Financial Statements for more information.

The Company’s corporate bond holdings as of December 31, 2020, had a fair value of $236.9 million.  Of this total, $32.9 million or 14% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government.  Of the remaining $204.0 million of corporate bonds, all of the remaining corporate bonds were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial
Commercial and Industrial	$1,875,293	$1,379,152	$1,331,149	$1,279,347	$1,249,791
Commercial Mortgage	2,854,829	2,518,051	2,302,356	2,103,967	1,889,551
Construction	259,798	194,170	170,061	202,253	270,018
Lease Financing	110,766	122,454	176,226	180,931	208,332
Total Commercial	5,100,686	4,213,827	3,979,792	3,766,498	3,617,692
Consumer
Residential Mortgage	4,130,513	3,891,100	3,673,796	3,466,773	3,163,073
Home Equity	1,604,538	1,676,073	1,681,442	1,585,455	1,334,163
Automobile	708,800	720,286	658,133	528,474	454,333
Other [1]	395,483	489,606	455,611	449,747	380,524
Total Consumer	6,839,334	6,777,065	6,468,982	6,030,449	5,332,093
Total Loans and Leases	$11,940,020	$10,990,892	$10,448,774	$9,796,947	$8,949,785

1   Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $11.9 billion as of December 31, 2020.  This represents a $949.1 million or 9% increase from December 31, 2019, primarily due to growth in our commercial lending portfolios.

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

Commercial loans and leases were $5.1 billion as of December 31, 2020, an increase of $886.9 million or 21% from December 31, 2019.  Commercial and industrial loans increased by $496.1 million or 36% from December 31, 2019, primarily due to origination of new loans under the Paycheck Protection Program.  Commercial mortgage loans increased by $336.8 million or 13% from December 31, 2019, primarily due to continued demand from new and existing customers.  Construction loans increased by $65.6 million or 34% from December 31, 2019, primarily due to an increase in construction activity in our market. Lease financing decreased by $11.7 million or 10% from December 31, 2019, primarily due to a single lessee exercising its early buy-out option on a leveraged lease in the first quarter and a $3.0 million residual value impairment of a leveraged lease recorded in the fourth quarter of 2020.

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

Consumer loans and leases were $6.8 billion as of December 31, 2020, an increase of $62.3 million or 1% from December 31, 2019.  Residential mortgage loans increased by $239.4 million or 6% from December 31, 2019, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Other consumer loans decreased by $94.1 million or 19% from December 31, 2019, primarily due to pay downs in our installment loans.  Home equity decreased by $71.5 million or less than 1% from December 31, 2019, as a result of elevated payoff rates driven heavily by increased mortgage refinancing activities as a result of the low interest rate environment, and slightly lower utilization rates on existing lines.  Automobile loans decreased primarily as a result of multiple COVID-19 shelter-in-place and safer-at-home orders by the State of Hawaii and Guam resulting in dealership closures and limited automobile sales.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2020
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
Commercial
Commercial and Industrial	$1,623,308	$145,121	$93,479	$13,385	$1,875,293
Commercial Mortgage	2,470,031	138,690	246,108	—	2,854,829
Construction	259,798	—	—	—	259,798
Lease Financing	72,090	37,342	1,334	—	110,766
Total Commercial	4,425,227	321,153	340,921	13,385	5,100,686
Consumer
Residential Mortgage	4,048,831	—	80,774	908	4,130,513
Home Equity	1,565,546	89	38,823	80	1,604,538
Automobile	542,056	—	140,740	26,004	708,800
Other [2]	325,526	—	48,316	21,641	395,483
Total Consumer	6,481,959	89	308,653	48,633	6,839,334
Total Loans and Leases	$10,907,186	$321,242	$649,574	$62,018	$11,940,020
Percentage of Total Loans and Leases	91%	3%	5%	1%	100%
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

Our Hawaii loan and lease portfolio increased by $901.0 million or 9% from December 31, 2019.

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 10
	December 31, 2020
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$325,001	$1,042,500	$507,792	$1,875,293
Construction	47,841	95,805	116,152	259,798
Total	$372,842	$1,138,305	$623,944	$2,135,091

1   Based on contractual maturities.

2   As of December 31, 2020, loans maturing after one year consisted of $741.2 million in variable rate loans and $1.0 billion in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2020, and December 31, 2019.  As of December 31, 2020, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill.  As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test.  See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $435.3 million as of December 31, 2020, an increase of $162.6 million or 60% from December 31, 2019.  This increase was due to a $67.2 million increase in derivative financial instruments, which was primarily due to fair value increases of our interest rate swap agreement assets, which are impacted by prevailing interest rates.  Low-income housing and other equity investments increased by $58.3 million due to additional funding of existing projects.  Pledged collateral increased by $25.4 million on our uncleared interest rate swap agreements in liability positions due to the lower rate environment which is included in other assets.  Deferred taxes increased by $16.7 million primarily due to temporary differences between financial reporting and income tax basis of the allowance for credit losses.  Deferred compensation plan assets increased by $11.9 million primarily due to an increase in the executive deferred compensation plan.  See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2020, and December 31, 2019.

Deposits	Table 11
	December 31,
(dollars in thousands)	2020	2019
Consumer	$9,347,725	$8,118,494
Commercial	7,302,832	6,324,214
Public and Other	1,561,064	1,341,774
Total Deposits	$18,211,621	$15,784,482

Total deposits were $18.2 billion as of December 31, 2020, a $2.4 billion or 15% increase from December 31, 2019.  This increase was primarily due to an increase in consumer and commercial deposits.  Consumer deposits increased by $1.2 billion due to an increase in core deposits.  Commercial deposits increased by $978.6 million or 15% due to a $999.2 million increase in core deposits offset by a $20.6 million decrease in time deposits.  In addition, public and other deposits increased by $219.3 million or 16% due to an increase in public demand deposits of $355.4 million offset by a $136.1 million decrease in time deposits.

Table 12 presents the components of our savings deposits as of December 31, 2020, and December 31, 2019.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2020	2019
Money Market	$2,453,619	$2,519,414
Regular Savings	4,305,594	3,845,907
Total Savings Deposits	$6,759,213	$6,365,321

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
	December 31,
(dollars in thousands)	2020	2019
Private Institutions	$600,000	$600,000
Government Entities	590	4,306
Total Securities Sold Under Agreements to Repurchase	$600,590	$604,306

Securities sold under agreements to repurchase as of December 31, 2020, decreased by $3.7 million or 1% from December 31, 2019.  As of December 31, 2020, the weighted-average maturity was 3.2 years for our repurchase agreements with government entities and 4.0 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.5 years.  As of December 31, 2020, and December 31, 2019, the weighted-average interest rate for repurchase agreements with government entities were 1.49%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2020, and December 31, 2019, was 2.39% and 2.68%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as collateralized financing arrangements (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

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

Other Debt

Other debt was $60.5 million as of December 31, 2020, a decreases of $25.1 million or 29% from December 31, 2019.  This decrease was primarily due to a $25.0 million FHLB advance which matured during the first quarter of 2020.  As of December 31, 2020, this balance was mainly comprised of $50.0 million in FHLB advances with a weighted-average interest rate of 1.19% and maturity dates during 2024.  These advances were primarily for asset/liability management purposes.  As of December 31, 2020, our available capacity under our line of credit with the FHLB was $2.8 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $51.2 million as of December 31, 2020, a $6.7 million or 15% increase from December 31, 2019.  Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate.  The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets.  The increase in retirement benefits payable was primarily due to change in discount rate.

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

Discount Rate Sensitivity Analysis						Table 14
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2020 Net Periodic Benefit Cost	3.36%	3.42%	$50	$10	$(59)	$(12)
Benefit Plan Obligations as of December 31, 2020	2.55%	2.66%	(3,054)	(1,014)	3,135	1,048
Estimated 2021 Net Periodic Benefit Cost	2.55%	2.66%	67	16	(76)	(19)

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency.  As of December 31, 2020, December 31, 2019, and December 31, 2018, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

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

In the underwriting of our commercial mortgage loans, we obtain appraisals for the underlying properties.  Decisions to lend are based on the economic fundamentals of the property and the creditworthiness of the borrower.  In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement.  The debt service coverage ratio normally is not less than 125% and it is computed after deducting for a vacancy factor and property expenses as appropriate.  In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower.  We typically require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.  In addition, business interruption insurance or other insurance may be required.  Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the operation of the business.  Real estate is evaluated independently as a secondary source of repayment.  As noted above, LTV ratios generally do not exceed 75%.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user.  We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category.  These loans are secured by a primary residence, secondary residence, or investor property and are underwritten using traditional underwriting systems to assess the credit risks and financial capacity and repayment ability of the consumer.  Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores.  LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance.  We offer variable rate mortgage loans with interest rates that are subject to change every six months after the third, fifth, seventh, or tenth year, depending on the product and are based on the Secured Overnight Financing Rate (“SOFR”).  Variable rate mortgage loans are underwritten at fully-indexed interest rates.  We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.  We selectively offer interest-only mortgage loans to Private Banking clients.

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

Economic conditions in Hawaii were sharply impacted by a shut-down of tourism at the end of March 2020 in an attempt to isolate the State from additional travel-related transmission of COVID-19.  Our overall credit risk position reflects these stagnant economic trends and our loan portfolio growth and composition.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 15
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$441	$830	$542	$448	$151
Commercial Mortgage	8,527	9,244	2,040	1,398	997
Total Commercial	8,968	10,074	2,582	1,846	1,148
Consumer
Residential Mortgage	3,223	4,125	5,321	9,243	13,780
Home Equity	3,958	3,181	3,671	3,991	3,147
Total Consumer	7,181	7,306	8,992	13,234	16,927
Total Non-Accrual Loans and Leases	16,149	17,380	11,574	15,080	18,075
Foreclosed Real Estate	2,332	2,737	1,356	1,040	1,686
Total Non-Performing Assets	$18,481	$20,117	$12,930	$16,120	$19,761
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$10	$—	$—
Total Commercial	—	—	10	—	—
Consumer
Residential Mortgage	5,274	1,839	2,446	2,703	3,127
Home Equity	3,187	4,125	2,684	1,624	1,457
Automobile	925	949	513	886	894
Other [1]	1,160	1,493	914	1,934	1,592
Total Consumer	10,546	8,406	6,557	7,147	7,070
Total Accruing Loans and Leases Past Due 90 Days or More	$10,546	$8,406	$6,567	$7,147	$7,070
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$68,065	$63,103	$48,731	$55,672	$52,208
Total Loans and Leases	$11,940,020	$10,990,892	$10,448,774	$9,796,947	$8,949,785
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.16%	0.11%	0.15%	0.20%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.15%	0.18%	0.12%	0.16%	0.22%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.18%	0.24%	0.06%	0.05%	0.03%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.14%	0.15%	0.16%	0.24%	0.35%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.24%	0.26%	0.19%	0.24%	0.30%
[1]	Comprised of other revolving credit, installment, and lease financing.

Table 16 presents the activity in Non-Performing Assets (“NPAs”) for 2020:

Non-Performing Assets (dollars in thousands)	Table 16
Balance at Beginning of Year	$20,117
Additions	8,982
Reductions
Payments	(7,270)
Return to Accrual Status	(2,294)
Sales of Foreclosed Real Estate	(406)
Charge-offs/Write-downs	(648)
Total Reductions	(10,618)
Balance at End of Year	$18,481

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

Total NPAs were $18.5 million as of December 31, 2020, a decrease of $1.6 million or 8% from December 31, 2019.  The decrease was experienced primarily in the commercial lending portfolio.  The ratio of our NPAs to total loans and leases, and foreclosed real estate was 0.15% as of December 31, 2020, and 0.18% as of December 31, 2019.

Commercial mortgage non-accrual loans decreased by $0.7 million or 8% from December 31, 2019.  The largest component of our NPAs are commercial mortgage loans.

Residential mortgage non-accrual loans decreased by $0.9 million or 22% from December 31, 2019, primarily due to paydowns and payoffs.  As of December 31, 2020, our residential mortgage non-accrual loans were comprised of five loans with a weighted average current LTV ratio of 74%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate decreased by $0.4 million or 15% from December 31, 2019, primarily due to the sale of three residential properties during 2020.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well-secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $10.5 million as of December 31, 2020, a $2.1 million or 25% increase from December 31, 2019.  This increase was primarily in our residential mortgage portfolio.

If interest due on the balances of all non-accrual loans as of December 31, 2020, had been accrued under the original terms, approximately $0.9 million in total interest income would have been recorded in 2020.

Loans Modified in a Troubled Debt Restructuring

Table 17 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 17
	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and Industrial	$20,337	$21,278
Commercial Mortgage	7,605	6,830
Construction	—	1,190
Total Commercial	27,942	29,298
Consumer
Residential Mortgage	18,503	17,939
Home Equity	4,070	3,085
Automobile	19,155	17,086
Other [1]	2,809	1,650
Total Consumer	44,537	39,760
Total	$72,479	$69,058
[1]	Comprised of other revolving credit and installment financing.

Loans modified in a TDR increased by $3.4 million or 5% from December 31, 2019.  Commercial and industrial loans is our largest TDR loan class.  As of December 31, 2020, $68.1 million or 94% of loans modified in a TDR were performing in accordance with their modified contractual terms and were on accrual status.

Generally, loans modified in a TDR are returned to accrual status after the borrower has demonstrated performance under the modified terms by making at least six consecutive payments.

The Company began offering short-term loan and lease modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. The CARES Act, along with a joint agency statement issued by banking agencies, provide that modifications made in response to COVID-19 to borrowers who qualify are not required to be accounted for as a TDR. Accordingly, the Company does not account for such qualifying modifications as TDRs.

As of December 31, 2020, these COVID-19 related loan and lease modifications totaled $311.6 million (210 loans and leases) for the commercial segment and $178.1 million (1,920 loans and leases) for the consumer segment. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Reserve for Credit Losses

The reserve for credit losses consists of the Allowance and the Unfunded Reserve.  As of December 31, 2020, the reserve for credit losses also included a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  Table 18 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 18
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at Beginning of Period	$116,849	$113,515	$114,168	$110,845	$108,952
CECL Adoption (Day 1) Impact	(5,072)	—	—	—	—
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,697)	(1,122)	(1,505)	(1,408)	(865)
Commercial Mortgage	—	(1,616)	—	—	—
Consumer
Residential Mortgage	(204)	(112)	(101)	(729)	(723)
Home Equity	(397)	(900)	(665)	(995)	(1,104)
Automobile	(6,496)	(7,130)	(8,218)	(7,737)	(6,355)
Other [1]	(12,244)	(13,075)	(14,075)	(12,386)	(9,462)
Total Loans and Leases Charged-Off	(21,038)	(23,955)	(24,564)	(23,255)	(18,509)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	2,288	1,513	2,039	1,482	8,058
Commercial Mortgage	40	—	—	—	53
Construction	—	—	—	—	23
Lease Financing	—	—	—	3	3
Consumer
Residential Mortgage	1,292	1,927	807	639	1,151
Home Equity	2,892	2,339	2,001	2,681	1,776
Automobile	3,775	2,961	2,902	2,495	2,207
Other [1]	3,613	2,549	2,737	2,128	1,881
Total Recoveries on Loans and Leases Previously Charged-Off	13,900	11,289	10,486	9,428	15,152
Net Loans and Leases Charged-Off	(7,138)	(12,666)	(14,078)	(13,827)	(3,357)
Provision for Credit Losses [3]	117,800	16,000	13,425	16,900	4,750
Provision for Unfunded Commitments	(1,136)	—	—	250	500
Balance at End of Period [2]	$221,303	$116,849	$113,515	$114,168	$110,845
Components
Allowance for Credit Losses	$216,252	$110,027	$106,693	$107,346	$104,273
Allowance for Accrued Interest Receivable [3]	2,700	—	—	—	—
Reserve for Unfunded Commitments	2,351	6,822	6,822	6,822	6,572
Total Reserve for Credit Losses	$221,303	$116,849	$113,515	$114,168	$110,845
Average Loans and Leases Outstanding	$11,592,093	$10,688,424	$10,043,661	$9,346,828	$8,362,210
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.06%	0.12%	0.14%	0.15%	0.04%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.81%	1.00%	1.02%	1.10%	1.17%
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Included in this analysis is activity related to the Company’s reserve for unfunded commitments, which is separately recorded in other liabilities in the consolidated statements of condition.
[3]

On December 31, 2020, the Company recorded a $2.7 million reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

Allowance for Credit Losses

Table 19 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 19
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial
Commercial and Industrial	$43,092	$29,281	$26,408	$24,750	$22,797
Commercial Mortgage	31,723	38,335	34,869	34,890	33,893
Construction	5,417	4,840	4,398	5,109	7,771
Lease Financing	4,615	1,345	1,199	1,073	1,219
Total Commercial	84,847	73,801	66,874	65,822	65,680
Consumer
Residential Mortgage	32,643	6,366	6,870	6,515	6,435
Home Equity	37,987	9,777	11,240	12,520	13,442
Automobile	28,822	9,269	11,576	10,940	9,763
Other [1]	31,953	10,814	10,133	11,549	8,953
Total Consumer	131,405	36,226	39,819	41,524	38,593
Total Allocation of Allowance for Credit Losses	$216,252	$110,027	$106,693	$107,346	$104,273

	December 31,
	2020		2019		2018		2017		2016
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	2.30%	15.70%	2.12%	12.55%	1.98%	12.74%	1.93%	13.06%	1.82%	13.96%
Commercial Mortgage	1.11	23.91	1.52	22.91	1.51	22.03	1.66	21.48	1.79	21.11
Construction	2.09	2.18	2.49	1.77	2.59	1.63	2.53	2.06	2.88	3.02
Lease Financing	4.17	0.93	1.10	1.11	0.68	1.69	0.59	1.85	0.59	2.33
Total Commercial	1.66	42.72	1.75	38.34	1.68	38.09	1.75	38.45	1.82	40.42
Consumer
Residential Mortgage	0.79	34.59	0.16	35.40	0.19	35.16	0.19	35.39	0.20	35.34
Home Equity	2.37	13.44	0.58	15.25	0.67	16.09	0.79	16.18	1.01	14.91
Automobile	4.07	5.94	1.29	6.55	1.76	6.30	2.07	5.39	2.15	5.08
Other [1]	8.08	3.31	2.21	4.46	2.22	4.36	2.57	4.59	2.35	4.25
Total Consumer	1.92	57.28	0.53	61.66	0.62	61.91	0.69	61.55	0.72	59.58
Total	1.81%	100.00%	1.00%	100.00%	1.02%	100.00%	1.10%	100.00%	1.17%	100.00%
[1]	Comprised of other revolving credit, installment, and lease financing.

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

Allowance for Credit Losses

As of December 31, 2020, the Allowance was $216.3 million or 1.81% of total loans and leases outstanding (1.89% excluding PPP loans), compared with an Allowance of $108.3 million or 0.99% of total loans and leases outstanding as of January 1, 2020, (after the CECL Day 1 adjustment). The increase in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

Net charge-offs of loans and leases were $7.1 million or 0.06% of total average loans and leases in 2020 compared to $12.7 million or 0.12% of total average loans and leases in 2019.  Net charge-offs in our consumer portfolios were $7.8 million in 2020 compared to $11.4 million in 2019.  This decrease was primarily reflected in our other and automobile portfolio.  Net recoveries in our commercial portfolios were $0.6 million in 2020 compared to net charge-offs of $1.2 million in 2019.  This increase in recoveries was primarily reflected in our commercial and industrial portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2020, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment increased by $11.0 million or 15% from December 31, 2019.  This increase was primarily due to a $13.8 million increase in the Allowance allocated to the commercial and industrial portfolio due to loan growth partially offset by a $6.6 million decrease in the Allowance allocated to the commercial mortgage portfolio.

The allocation of the Allowance to our consumer portfolio segment increased by $95.2 million from December 31, 2019.  The increase was primarily due to current asset quality metrics and economic conditions.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $2.4 million as of December 31, 2020, a decrease of $1.1 million from January 1, 2020, (after the CECL Day 1 adjustment) due to the updated historical loss rates and segmentation.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities.  The carrying value of our municipal debt securities was $58.6 million as of December 31, 2020, and $109.9 million as of December 31, 2019.  We also maintained investments in corporate bonds with a carrying value of $236.6 million as of December 31, 2020, and $351.3 million as of December 31, 2019.  We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations.  This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 20 presents, for the twelve months subsequent to December 31, 2020, and December 31, 2019, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2020, net interest income is expected to increase as interest rates rise.  This is due in part to our strategy to maintain a relatively short investment portfolio duration.  In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of December 31, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2020, was slightly more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2019.  Year-over-year asset sensitivity increased due to faster forecasted prepayments for mortgage-related assets due to the lower rate environment, higher liquidity, as well as higher balances in mortgage-backed securities and in floating rate commercial mortgage loans.

Net Interest Income Sensitivity Profile			Table 20
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2020		December 31, 2019
Gradual Change in Interest Rates (basis points)
+200	$21,584	4.6%	$17,560	3.4%
+100	10,776	2.3	8,869	1.7
-100	(3,547)	(0.8)	(9,311)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$56,113	11.9%	$41,827	8.2%
+100	30,439	6.5	23,594	4.6
-100	(13,517)	(2.9)	(30,034)	(5.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of December 31, 2020, we could have borrowed an additional $2.8 billion from the FHLB and an additional $427.9 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout 2020.  As of December 31, 2020, cash and cash equivalents were $614.1 million, the carrying value of our available-for-sale investment securities was $3.8 billion, and total deposits were $18.2 billion.  As of December 31, 2020, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 3.38 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of December 31, 2020, the Company’s capital levels remained characterized as “well-capitalized.”  The Company’s regulatory capital ratios are presented in Table 21 below.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  There have been no conditions or events since December 31, 2020, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of December 31, 2020, shareholders’ equity was $1.4 billion, an increase of $87.7 million or 7% from December 31, 2019.  Earnings for 2020 of $153.8 million, other comprehensive income of $38.9 million, common stock issuances of $9.2 million, share-based compensation of $7.6 million and cumulative change in accounting principle of $3.6 million were offset by cash dividends paid of $107.4 million and common stock repurchases of $18.0 million.  In 2020, included in the amount of common stock repurchased were 156,358 shares repurchased under our share repurchase program.  These shares were repurchased at an average cost per share of $89.32 and a total cost of $14.0 million.  From the beginning of our share repurchase program in July 2001 through December 31, 2020, we repurchased a total of 57.1 million shares of common stock and returned a total of nearly $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority was $113.1 million as of December 31, 2020.  In March 2020, we suspended share repurchases in light of the COVID-19 pandemic. We believe the suspension, while conservative, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In January 2021, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on March 12, 2021, to shareholders of record at the close of business on February 26, 2021.

Table 21 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 21
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Change in Shareholders' Equity
Net Income	$153,804	$225,913	$219,602	$184,672	$181,461
Cash Dividends Paid	(107,434)	(105,478)	(98,496)	(87,066)	(81,157)
Dividend Reinvestment Program	5,012	5,039	4,689	4,360	4,271
Common Stock Repurchased	(18,006)	(137,649)	(91,988)	(47,076)	(61,807)
Other[1]	54,299	30,807	2,525	15,441	2,509
Increase in Shareholders' Equity	$87,675	$18,632	$36,332	$70,331	$45,277
Regulatory Capital
Shareholders' Equity	$1,374,507	$1,286,832	$1,268,200	$1,231,868	$1,161,537
Add: CECL Transitional Amount	23,750	—	—	—	—
Less: Goodwill	28,718	28,718	28,718	28,718	27,413
Postretirement Benefit Liability Adjustments	(43,250)	(38,757)	(36,010)	(27,715)	(28,892)
Net Unrealized Gains (Losses) on Investment Securities	51,072	7,645	(15,033)	(7,000)	(5,014)
Other	(198)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,361,915	1,289,424	1,290,723	1,238,063	1,168,228
Tier 1 Capital	1,361,915	1,289,424	1,290,723	1,238,063	1,168,228
Allowable Reserve for Credit Losses	141,869	116,849	113,515	114,168	110,300
Total Regulatory Capital	$1,503,784	$1,406,273	$1,404,238	$1,352,231	$1,278,528
Risk-Weighted Assets	$11,295,077	$10,589,061	$9,878,904	$9,348,296	$8,823,485
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.06%	12.18%	13.07%	13.24%	13.24%
Tier 1 Capital Ratio	12.06	12.18	13.07	13.24	13.24
Total Capital Ratio	13.31	13.28	14.21	14.46	14.49
Tier 1 Leverage Ratio	6.71	7.25	7.60	7.26	7.21
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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019.  As of December 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

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

CARES Act

On March 27, 2020, President Trump signed the CARES Act into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program (“PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.  Many of the provisions of the CARES Act, including the availability of PPP loans, were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020.

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

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of February 24, 2021, the Bank had 4,237 PPP loans totaling $504.9 million.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020, were as follows:

Contractual Obligations [1]					Table 22
(dollars in thousands)	Less Than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Deposits with No Stated Maturity	$16,549,558	$—	$—	$—	$16,549,558
Time Deposits	1,488,523	148,603	18,209	6,728	1,662,063
Securities Sold Under Agreements to Repurchase	100	25,000	490	575,000	600,590
Other Debt	—	—	50,000	—	50,000
Banker’s Acceptances Outstanding	38	—	—	—	38
Finance Lease Obligations	825	1,650	1,650	22,280	26,405
Non-Cancelable Operating Leases	11,124	20,531	18,033	100,371	150,059
Purchase Obligations	21,889	31,853	17,551	8,932	80,225
Affordable Housing Commitments	21,698	22,159	225	8,877	52,959
Pension and Postretirement Benefit Contributions [2]	1,612	3,285	3,506	10,454	18,857
Total Contractual Obligations	$18,095,367	$253,081	$109,664	$732,642	$19,190,754
[1]

Our liability for UTBs as of December 31, 2020, was $5.4 million.  We were unable to reasonably estimate the period of cash settlement with the respective taxing authority.  As a result, our liability for UTBs is not included in this disclosure.

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

Future Application of Accounting Pronouncements

Accounting Standards Pending Adoption

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so.  ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020.  ASU 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

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

See Note 1 to the Consolidated Financial Statements for the accounting standards adopted in 2020.

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2020 and 2019.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2020				2019
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$128,316	$134,017	$139,145	$144,946	$145,101	$148,083	$148,571	$145,642
Interest Expense	8,817	9,851	12,454	18,980	21,216	23,187	24,474	20,805
Net Interest Income	119,499	124,166	126,691	125,966	123,885	124,896	124,097	124,837
Provision for Credit Losses	15,200	28,600	40,400	33,600	4,750	4,250	4,000	3,000
Investment Securities Gains (Losses), Net	(1,193)	(1,121)	13,216	(970)	(906)	(1,469)	(776)	(835)
Noninterest Income	46,451	42,855	38,052	47,119	48,608	47,976	46,226	44,514
Noninterest Expense	98,654	89,949	88,892	96,312	93,096	100,349	92,725	93,057
Income Before Provision for Income Taxes	50,903	47,351	48,667	42,203	73,741	66,804	72,822	72,459
Provision for Income Taxes	8,589	9,511	9,759	7,461	15,598	14,752	15,903	13,660
Net Income	$42,314	$37,840	$38,908	$34,742	$58,143	$52,052	$56,919	$58,799
Per Common Share
Basic Earnings Per Share	$1.06	$0.95	$0.98	$0.88	$1.46	$1.30	$1.40	$1.44
Diluted Earnings Per Share	$1.06	$0.95	$0.98	$0.87	$1.45	$1.29	$1.40	$1.43
Dividends Declared Per Share	$0.67	$0.67	$0.67	$0.67	$0.67	$0.65	$0.65	$0.62
Performance Ratios
Net Income to Average Total Assets (ROA)	0.83%	0.76%	0.82%	0.77%	1.29%	1.17%	1.31%	1.38%
Net Income to Average Shareholders’ Equity (ROE)	12.26	11.01	11.58	10.64	17.84	16.02	17.97	18.81
Efficiency Ratio [1]	59.88	54.22	49.95	55.96	54.26	58.55	54.69	55.22
Net Interest Margin [2]	2.48	2.67	2.83	2.96	2.95	3.01	3.04	3.12

[1]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
[2]	The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income

Net income for the fourth quarter of 2020 was $42.3 million, a decrease of $15.8 million or 27% compared to the fourth quarter of 2019.  Diluted earnings per share were $1.06 for the fourth quarter of 2020, a decrease of $0.39 or 27% compared to the fourth quarter of 2019.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2020 was $119.8 million, a decrease of $4.4 million or 4% compared to the fourth quarter of 2019.  This decrease was primarily due to the lower rate environment.  In addition the fourth quarter of 2020 included a $3.0 million impairment in the residual value of a leveraged lease.  This decrease was partially offset by lower rates paid on our interest-bearing deposits.  Net interest margin was 2.48% for the fourth quarter of 2020, a decrease of 47 basis points compared to the fourth quarter of 2019, primarily due to lower yields in our investment securities and loans portfolio.

Provision for Credit Losses

We recorded a Provision of $15.2 million in the fourth quarter of 2020 compared to a Provision of $4.8 million recorded in the fourth quarter of 2019, while recording a net recovery of $0.3 million in the fourth quarter of 2020 compared to a net charge-off of loans and leases of $3.7 million in the fourth quarter of 2019.  The Provision recorded was based on our internal calculation and judgment that the allowance for credit losses should be $216.3 million as of December 31, 2020.  In addition, on December 31, 2020, the Company recorded a $2.7 million reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $46.5 million in the fourth quarter of 2020, a decrease of $2.2 million or 4% compared to the fourth quarter of 2019.  This decrease was primarily due to a $2.4 million decrease in fees, exchange, and other service charges due to lower debit card, credit card, and ATM transaction volume. In addition, merchant income decreased due to lower sales volume.  Service charges on deposit accounts decreased by $1.5 million due to a decrease in overdraft fees due to lower transaction volume.  Other income decreased by $1.9 million due to a $3.4 million decrease in net gain on sale of leased assets which was partially offset by a $2.0 million increase in fees related to our customer interest rate swap derivatives. These decreases were partially offset by a $3.7 million increase in mortgage banking income due to increased sales of conforming saleable loans from current production.  The increase was offset by a $1.5 million valuation impairment to our mortgage servicing rights.

Noninterest Expense

Noninterest expense was $98.7 million in the fourth quarter of 2020, an increase of $5.6 million or 6% compared to the fourth quarter of 2019.  This increase was primarily due to a $5.7 million increase in net occupancy primarily due to the determination to permanently close 12 branches in the fourth quarter of 2020 for a total exit cost of $5.6 million.

Provision for Income Taxes

The provision for income taxes was $8.6 million in the fourth quarter of 2020, a decrease of $7.0 million or 45% compared to the fourth quarter of 2019.  The effective tax rate for the fourth quarter of 2020 was 16.87% compared with an effective tax rate of 21.15% for the fourth quarter of 2019.  The lower effective tax rate in the fourth quarter of 2020 compared to the same period of 2019 was primarily due to lower pretax income and tax benefit identified and recorded in 2020 for return to provision adjustments.  This was partially offset by the early buy-out of our equity interest in a leveraged lease, which resulted in $1.8 million credit to the provision for income taxes in the fourth quarter of 2019.

Common Stock Repurchase Program

In the fourth quarter of 2020, the common stock repurchase program remains temporarily suspended.  See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the standard on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020.

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

Allowance for Credit Losses – Loans and Leases
Description of the Matter

At December 31, 2020, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $11.9 billion and $216.3 million, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This include a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.

Auditing the Company’s Allowance involved a high degree of subjectivity due to the judgment involved in management’s identification and measurement of the qualitative adjustments to the quantitative baseline that were included in the estimate of the Allowance.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the Allowance and evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to the measurement of the Allowance. We tested controls over management’s review of data inputs utilized in the Allowance calculation, management’s identification and review of the qualitative adjustments related to the loan and lease losses and management’s review and approval process over the final determination of the Allowance.

To test the identification and measurement of the qualitative adjustments included in management’s estimate of the Allowance, we evaluated the Allowance methodology used, including management’s consideration of the individual loan portfolio segments, and tested the completeness and accuracy of data from underlying systems and the data warehouse that was used in the determination of qualitative adjustments. We further evaluated management’s assessment of the qualitative adjustments by obtaining an understanding of the basis for any changes in underlying environmental factor adjustments and reasonable and supportable forecast period and giving consideration to Day 1 qualitative adjustments and other information available within the Company and from external sources focusing on both corroborating and any contrary evidence.

We also evaluated the overall Allowance amount to determine whether the amount appropriately reflected the current expected credit loss in the loan portfolio as of the balance sheet date. We reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s year-end measurement of the Allowance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Honolulu, Hawaii

March 1, 2021

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Interest Income
Interest and Fees on Loans and Leases	$417,498	$439,012	$410,597
Income on Investment Securities
Available-for-Sale	61,294	62,174	50,152
Held-to-Maturity	66,055	81,616	84,310
Deposits	14	41	34
Funds Sold	902	3,553	3,723
Other	661	1,001	1,357
Total Interest Income	546,424	587,397	550,173
Interest Expense
Deposits	32,966	68,374	41,143
Securities Sold Under Agreements to Repurchase	15,281	17,522	18,519
Funds Purchased	95	840	609
Short-Term Borrowings	62	38	145
Other Debt	1,698	2,908	3,405
Total Interest Expense	50,102	89,682	63,821
Net Interest Income	496,322	497,715	486,352
Provision for Credit Losses	117,800	16,000	13,425
Net Interest Income After Provision for Credit Losses	378,522	481,715	472,927
Noninterest Income
Trust and Asset Management	43,456	44,233	43,877
Mortgage Banking	17,871	13,686	8,437
Service Charges on Deposit Accounts	24,910	30,074	28,811
Fees, Exchange, and Other Service Charges	47,056	57,893	57,482
Investment Securities Gains (Losses), Net	9,932	(3,986)	(3,938)
Annuity and Insurance	3,362	6,934	5,822
Bank-Owned Life Insurance	7,388	7,015	7,199
Other	30,434	27,489	21,233
Total Noninterest Income	184,409	183,338	168,923
Noninterest Expense
Salaries and Benefits	207,329	216,106	213,208
Net Occupancy	39,533	33,800	34,742
Net Equipment	35,448	29,295	23,852
Data Processing	18,499	18,757	17,846
Professional Fees	12,186	10,071	9,992
FDIC Insurance	5,780	5,192	7,732
Other	55,032	66,006	64,252
Total Noninterest Expense	373,807	379,227	371,624
Income Before Provision for Income Taxes	189,124	285,826	270,226
Provision for Income Taxes	35,320	59,913	50,624
Net Income	$153,804	$225,913	$219,602
Basic Earnings Per Share	$3.87	$5.59	$5.26
Diluted Earnings Per Share	$3.86	$5.56	$5.23
Dividends Declared Per Share	$2.68	$2.59	$2.34
Basic Weighted Average Shares	39,726,210	40,384,328	41,714,770
Diluted Weighted Average Shares	39,892,107	40,649,570	41,999,399

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net Income	$153,804	$225,913	$219,602
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	43,428	22,677	(6,525)
Defined Benefit Plans	(4,494)	(2,746)	(2,326)
Other Comprehensive Income (Loss)	38,934	19,931	(8,851)
Comprehensive Income	$192,738	$245,844	$210,751

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Interest-Bearing Deposits in Other Banks	$1,646	$4,979
Funds Sold	333,022	254,574
Investment Securities
Available-for-Sale	3,791,689	2,619,003
Held-to-Maturity (Fair Value of $3,348,693 and $3,062,882)	3,262,727	3,042,294
Loans Held for Sale	82,565	39,062
Loans and Leases	11,940,020	10,990,892
Allowance for Credit Losses	(216,252)	(110,027)
Net Loans and Leases	11,723,768	10,880,865
Total Earning Assets	19,195,417	16,840,777
Cash and Due From Banks	279,420	299,105
Premises and Equipment, Net	199,695	188,388
Operating Lease Right-of-Use Assets	99,542	100,838
Accrued Interest Receivable	49,303	46,476
Foreclosed Real Estate	2,332	2,737
Mortgage Servicing Rights	19,652	25,022
Goodwill	31,517	31,517
Bank-Owned Life Insurance	291,480	287,962
Other Assets	435,293	272,674
Total Assets	$20,603,651	$18,095,496

Liabilities
Deposits
Noninterest-Bearing Demand	$5,749,612	$4,489,525
Interest-Bearing Demand	4,040,733	3,127,205
Savings	6,759,213	6,365,321
Time	1,662,063	1,802,431
Total Deposits	18,211,621	15,784,482
Securities Sold Under Agreements to Repurchase	600,590	604,306
Other Debt	60,481	85,565
Operating Lease Liabilities	107,412	108,210
Retirement Benefits Payable	51,197	44,504
Accrued Interest Payable	5,117	8,040
Taxes Payable and Deferred Taxes	2,463	16,085
Other Liabilities	190,263	157,472
Total Liabilities	19,229,144	16,808,664
Commitments, Contingencies, and Guarantees (Note 20 and Note 23)
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2020 - 58,285,624 / 40,119,312 and December 31, 2019 - 58,166,910 / 40,039,695)	580	579
Capital Surplus	591,360	582,566
Accumulated Other Comprehensive Income (Loss)	7,822	(31,112)
Retained Earnings	1,811,979	1,761,415
Treasury Stock, at Cost (Shares: December 31, 2020 - 18,166,312 and December 31, 2019 - 18,127,215)	(1,037,234)	(1,026,616)
Total Shareholders’ Equity	1,374,507	1,286,832
Total Liabilities and Shareholders’ Equity	$20,603,651	$18,095,496

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2017	42,401,443	$576	$561,161	$(34,715)	$1,512,218	$(807,372)	$1,231,868
Net Income	—	—	—	—	219,602	—	219,602
Other Comprehensive Loss	—	—	—	(8,851)	—	—	(8,851)
Reclassification of the Income Tax Effects of the
Tax Cuts and Jobs Act from AOCI	—	—	—	(7,477)	7,477	—	—
Share-Based Compensation	—	—	8,146	—	—	—	8,146
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	219,210	1	2,397	—	513	5,008	7,919
Common Stock Repurchased	(1,120,755)	—	—	—	—	(91,988)	(91,988)
Cash Dividends Declared ($2.34 per share)	—	—	—	—	(98,496)	—	(98,496)
Balance as of December 31, 2018	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200

Net Income	—	—	—	—	225,913	—	225,913
Other Comprehensive Income	—	—	—	19,931	—	—	19,931
Share-Based Compensation	—	—	8,337	—	—	—	8,337
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	212,924	2	2,525	—	(334)	5,385	7,578
Common Stock Repurchased	(1,673,127)	—	—	—	—	(137,649)	(137,649)
Cash Dividends Declared ($2.59 per share)	—	—	—	—	(105,478)	—	(105,478)
Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832

Net Income	—	—	—	—	153,804	—	153,804
Other Comprehensive Income	—	—	—	38,934	—	—	38,934
Cumulative Change in Accounting Principle	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	7,577	—	—	—	7,577
Common Stock Issued under Purchase and Equity
Compensation Plans and Related Tax Benefits	283,482	1	1,217	—	562	7,388	9,168
Common Stock Repurchased	(203,865)	—	—	—	—	(18,006)	(18,006)
Cash Dividends Declared ($2.68 per share)	—	—	—	—	(107,434)	—	(107,434)
Balance as of December 31, 2020	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating Activities
Net Income	$153,804	$225,913	$219,602
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	117,800	16,000	13,425
Depreciation and Amortization	20,205	17,268	14,389
Amortization of Deferred Loans and Leases (Fees) Costs, Net	(3,197)	476	(372)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	27,586	20,683	32,966
Amortization of Operating Lease Right-of-Use-Assets	12,281	12,616	—
Share-Based Compensation	7,578	8,337	8,146
Benefit Plan Contributions	(1,615)	(1,926)	(1,749)
Deferred Income Taxes	(42,586)	(15,415)	(6,274)
Gains on Sale of Premises and Equipment	(1,850)	(558)	—
Impairment on Leveraged Lease	2,951	—	—
Impairment on ISB Closures and ATMs	4,168	—	—
Net Gains on Sales of Loans and Leases	(12,875)	(10,357)	(3,834)
Net (Gains) Losses on Investment Securities	(9,932)	3,986	3,938
Proceeds from Sales of Loans Held for Sale	394,196	487,436	275,943
Originations of Loans Held for Sale	(394,649)	(510,909)	(267,066)
Net Tax Benefits from Share-Based Compensation	485	727	993
Net Change in Other Assets and Other Liabilities	(127,934)	(20,039)	27,815
Net Cash Provided by Operating Activities	146,416	234,238	317,922

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,003,432	1,873,700	358,244
Purchases	(2,114,912)	(1,456,901)	(166,915)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	1,420,853	794,157	853,635
Purchases	(1,661,180)	(1,380,430)	(419,640)
Net Change in Loans and Leases	(990,169)	(550,533)	(664,692)
Premises and Equipment, Net	(33,287)	(53,900)	(35,300)
Proceeds from Sale of Premises and Equipment	1,981	639	—
Net Cash Used in Investing Activities	(2,373,282)	(773,268)	(74,668)

Financing Activities
Net Change in Deposits	2,427,147	757,241	143,273
Net Change in Short-Term Borrowings	(3,716)	99,811	(798)
Proceeds from Other Debt	50,000	—	50,000
Repayments of Other Debt	(75,084)	(50,078)	(175,000)
Proceeds from Issuance of Common Stock	9,389	7,872	7,873
Repurchase of Common Stock	(18,006)	(137,649)	(91,988)
Cash Dividends Paid	(107,434)	(105,478)	(98,496)
Net Cash Provided by (Used in) Financing Activities	2,282,296	571,719	(165,136)

Net Change in Cash and Cash Equivalents	55,430	32,689	78,118
Cash and Cash Equivalents at Beginning of Period	558,658	525,969	447,851
Cash and Cash Equivalents at End of Period	$614,088	$558,658	$525,969
Supplemental Information
Cash Paid for Interest	$53,026	$89,894	$62,515
Cash Paid for Income Taxes	60,182	58,152	42,475
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	—	106,514	—
Initial Recognition of Operating Lease Liabilities	—	113,394	—
Transfer from Loans to Foreclosed Real Estate	—	2,070	2,693
Transfers from Loans to Loans Held for Sale	32,423	—	—

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

Unfunded commitments to fund these low-income housing partnerships were $53.0 million and $21.3 million as of December 31, 2020, and December 31, 2019, respectively.  These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.  See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  The balance of the Company’s investments in these entities was $143.0 million and $84.6 million as of December 31, 2020, and December 31, 2019, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities as of December 31, 2020 or December 31, 2019.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

Commercial loans that management has an active plan to sell are valued on an individual basis at the lower-of-cost-or fair value.  Fair value is primarily determined based on quoted prices for similar loans in active markets or agreed upon sales prices.  Any reduction in the loan’s value, prior to being transferred to the held-for-sale category, is reflected as a charge-off of the recorded investment in the loan resulting in a new cost basis, with a corresponding reduction in the allowance for credit losses (the “Allowance”).  Further decreases in the fair value of the loan are recognized in noninterest expense.

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

The Company’s lease financing arrangements, excluding leveraged leases, primarily consist of equipment and automobile leases.  These lease arrangements are classified as sales-type leases despite not receiving a selling profit at lease inception.  Sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of leased property, less unearned income.  Leveraged leases are carried net of non-recourse debt.  Unearned income on sales-type and leveraged leases is amortized over the lease term by methods that approximate the interest method.  Residual values on leased assets are periodically reviewed for impairment.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses.  Management has designated two portfolio segments of loans and leases, commercial and consumer.  These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk.  The commercial portfolio segment is disaggregated into four classes, commercial and industrial, commercial mortgage, construction, and lease financing.  The consumer portfolio segment is also disaggregated into four classes, residential mortgage, home equity, auto, and other (which is comprised of revolving credit, installment, and consumer lease financing arrangements).

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  If the modification meets certain conditions, the modification does not need to be accounted for as a TDR.  See the Operating, Accounting and Reporting Considerations related to COVID-19 section below for more information.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of the Allowance and the reserve for unfunded commitments (the “Unfunded Reserve”).  As of December 31, 2020, the reserve for credit losses also included a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.

Allowance for Credit Losses - Loans and Leases (the “Allowance”)

The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).  It replaces the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.  Historical loss experience is generally the starting point for estimating expected credit losses.  The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used.  The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period.

As previously mentioned, portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses.  The Company has designated two portfolio segments of loans and leases, commercial and consumer.   These portfolio segments are further disaggregated into classes, which represent loans and leases of similar type, risk characteristics, and methods for monitoring and assessing credit risk.  The commercial portfolio segment is disaggregated into four classes, commercial and industrial, commercial mortgage, construction, and lease financing.  The consumer portfolio segment is also disaggregated into four classes, residential mortgage, home equity, auto, and other (which is comprised of revolving credit, installment, and consumer lease financing arrangements).  Each commercial and consumer portfolio class is also segmented based on risk characteristics.

Commercial Portfolio Segment

The historical loss experience for the commercial portfolio segment is primarily determined using a Cohort method.  This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s historical net charge-offs to calculate a historical loss rate.  The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to current loan balances to arrive at the quantitative baseline portion of the Allowance for most of the commercial portfolio segment.

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

The Company also incorporates a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience.  The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration.  The asset quality review is reviewed by management and the results are used to consider a qualitative adjustments to the quantitative baseline.  After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

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

Consumer Portfolio Segment

The historical loss experience for the consumer portfolio segment is primarily determined using a Vintage method.  This method measures historical loss behavior in the form of a historical loss rate for homogenous loan pools that originate in the same period, known as a vintage.  The historical loss rates are then applied to origination loan balances by vintage to determine the quantitative baseline portion of the Allowance for most of the consumer portfolio segment.  The homogenous loan pools are segmented according to similar risk characteristics (e.g., residential mortgage, home equity) and may be sub-segmented further (e.g., geography, lien position) depending on the product.

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

The Company also incorporates a one-year R&S loss forecast period to account for forecasted economic conditions and other factors on the performance of the consumer portfolio which could differ from historical loss experience.  The Company performs a quarterly asset quality review designed to estimate gross charge-offs and recoveries for the forecast period.  Management evaluates additional factors that may not be reflected in the net charge-off forecast to determine whether a qualitative adjustment is warranted.

As of the January 1, 2020 implementation date, and following the one-year R&S loss forecast period, the Company chose a reversion back to average historical loss rates using a straight line method based on forecasted and relatively benign economic conditions at the measurement date, with the exception of the home equity portfolio.  For the home equity portfolio, the Company elected to revert back to average historical loss rates using a straight line method over the halfway point of the average life of the portfolio.  The halfway point is used for the home equity portfolio given the longer average life length compared to the other consumer portfolios.

Since the first quarter of 2020, the Company has chosen an immediate reversion back to average historical loss rates following the one-year R&S loss forecast period.  The reversion method, however, does not reflect the potential for higher losses than pre-pandemic levels due to the impact of COVID-19 beyond the R&S loss forecast period, which the Company has addressed through other qualitative adjustments.

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

The Company also carries a limited portfolio of HTM municipal bonds.  As of December 31, 2020, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa2, with a portion of these bonds escrowed to maturity.  To estimate the expected credit losses, the Company utilized the probability of default (“PD”)/loss given default (“LGD”) methodology.  The PD, which represents the percentage likelihood that a bond will default over a given time period, is primarily based upon the bond’s current credit rating and maturity and computed using Moody’s rating transition matrix, which provides the probability of a rating migrating to default within a one-year period (adjustments are made for longer maturities).  The LGD, which represents the percentage of loss if a default occurs, is based on the median recovery rate for municipals according to Moody’s.  The Company’s exposure at default, represented by the carrying value of the municipal bond portfolio, is multiplied with the PD and the LGD to arrive at the expected credit loss.  Management may exercise discretion to make adjustments based on environmental factors.  As of December 31, 2020, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  As of December 31, 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

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

•

The Company began offering loan modifications to assist borrowers negatively impacted by the COVID-19 national emergency.  In general, the Company does not classify such loans as nonperforming and continues to accrue and recognize interest income during the forbearance period.  For these loans, the Company evaluates the need to record an allowance for the related accrued interest receivable balances as any amounts that may become uncollectible may not be considered written off in a timely manner.  On December 31, 2020, the Company recorded a $2.7 million reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.  See the Operating, Accounting and Reporting Considerations related to COVID-19 section below for further discussion on COVID-19 loan modifications.

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.  On December 27, 2020 the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021.  The Company is a participant in the PPP.  See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

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

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR.  The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.  This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.  See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferrals.  A loan’s payment date is governed by the due date stipulated in the legal agreement.  If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022 by the CAA, 2021, which was signed into law on December 27, 2020.  Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

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

The Company, as lessor, granted lease concessions on some of its sales-type finance leases for equipment and automobiles.  Equipment lease concessions primarily consists of interest-only payments for a six-month period.  Regular lease payments resume after the six-month period and the maturity date is extended by six months.  Automobile lease concessions primarily consist of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continues to accrue during the deferral period.  As of December 31, 2020, the Company has not offered a material amount of additional concessions.

The Company, as lessor, leases and subleases real property to lessee tenants under operating leases.  As of December 31, 2020, no material lease concessions have been granted to lessees.  The Company, as lessee, also leases real estate property for branch locations, ATM locations, and office space.  As of December 31, 2020, the Company has not requested any lease concessions.

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

Goodwill

Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination and is subsequently evaluated at least annually for impairment.  Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below.  The Company has goodwill assigned to the following reporting unit:  Consumer Banking.

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment.  The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment.  If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed.  Prior to 2017, the goodwill impairment test was a two-step test.  The first step compared the estimated fair value of identified reporting units with their carrying amount, including goodwill.  If the estimated fair value of a reporting unit was less than the carrying value, the second step was required to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any.  In 2017, the Company elected to early adopt ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.”  The guidance removed Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance remained largely unchanged.  Subsequent reversals of goodwill impairment are prohibited.  For the year ended December 31, 2020, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business.  As of December 31, 2020, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred.  Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.  In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

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

Advertising Costs

Advertising costs are expensed the first time that advertising takes place.  Advertising costs were $8.3 million, $6.1 million, and $6.0 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.”  This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform are in the scope of ASC 848.  Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment.  The ASU also clarifies other aspects of ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting.  ASU 2021-01 is intended to reduce diversity in practice related to accounting for (1) modifications to the terms of affected derivatives and (2) existing hedging relationships in which the affected derivatives are designated as hedging instruments.  ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022, similar to the rest of the relief provided under ASC 848.  Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued.  The Company elected to adopt the guidance on contract modifications retrospectively as of October 1, 2020, and it did not have a material impact on the Company’s Consolidated Financial Statements. Entities may elect to apply the guidance on hedge accounting to eligible hedging relationships that existed as of the beginning of an interim period that includes March 12, 2020 and to those entered into after the beginning of the interim period that includes that date.  As the Company currently does not utilize hedge accounting, the guidance on hedge accounting is currently not applicable.

Note 2.  Restrictions on Cash and Cash and Cash Equivalents

The Company is required to maintain cash on hand or on deposit with the Federal Reserve Bank based on the amount of certain customer deposits, mainly checking accounts.  There was no required reserve balance as of December 31, 2020.  The Bank’s average required reserve balances was $68.4 million as of December 31, 2019.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Interest-Bearing Deposits in Other Banks	$1,646	$4,979
Funds Sold	333,022	254,574
Cash and Due From Banks	279,420	299,105
Total Cash and Cash Equivalents	$614,088	$558,658

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2020, December 31, 2019, and December 31, 2018, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,409	$427	$(591)	$174,245
Debt Securities Issued by States and Political Subdivisions	23,540	1,301	(1)	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	77	—	1,062
Debt Securities Issued by Corporations	220,717	4,844	(956)	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	33,657	(445)	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	21,254	(324)	1,518,283
Commercial - Government Agencies	243,029	10,868	(58)	253,839
Total Mortgage-Backed Securities	3,301,985	65,779	(827)	3,366,937
Total	$3,721,636	$72,428	$(2,375)	$3,791,689
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,500	$8	$(8)	$7,500
Debt Securities Issued by States and Political Subdivisions	33,763	741	—	34,504
Debt Securities Issued by Corporations	12,031	251	—	12,282
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	30,580	(29)	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	51,735	(291)	2,150,497
Commercial - Government Agencies	192,921	3,179	(200)	195,900
Total Mortgage-Backed Securities	3,209,433	85,494	(520)	3,294,407
Total	$3,262,727	$86,494	$(528)	$3,348,693
December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882
December 31, 2018
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$394,485	$493	$(2,577)	$392,401
Debt Securities Issued by States and Political Subdivisions	559,800	5,227	(1,031)	563,996
Debt Securities Issued by U.S. Government-Sponsored Enterprises	56	—	—	56
Debt Securities Issued by Corporations	224,997	—	(1,857)	223,140
Mortgage-Backed Securities:
Residential - Government Agencies	189,645	1,726	(929)	190,442
Residential - U.S. Government-Sponsored Enterprises	589,311	1,779	(12,563)	578,527
Commercial - Government Agencies	63,864	—	(4,484)	59,380
Total Mortgage-Backed Securities	842,820	3,505	(17,976)	828,349
Total	$2,022,158	$9,225	$(23,441)	$2,007,942
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$353,122	$186	$(1,093)	$352,215
Debt Securities Issued by States and Political Subdivisions	234,602	6,150	—	240,752
Debt Securities Issued by Corporations	97,266	—	(1,755)	95,511
Mortgage-Backed Securities:
Residential - Government Agencies	1,861,874	3,886	(51,773)	1,813,987
Residential - U.S. Government-Sponsored Enterprises	758,835	1,590	(20,259)	740,166
Commercial - Government Agencies	176,393	147	(5,177)	171,363
Total Mortgage-Backed Securities	2,797,102	5,623	(77,209)	2,725,516
Total	$3,482,092	$11,959	$(80,057)	$3,413,994

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $6.6 million and $7.5 million as of December 31, 2020, and December 31, 2019, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $6.8 million and $8.1 million as of December 31, 2020, and December 31, 2019, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2020.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$52,461	$52,378
Due After One Year Through Five Years	46,727	47,767
Due After Five Years Through Ten Years	146,958	151,282
	246,146	251,427
Debt Securities Issued by Government Agencies	173,505	173,325
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	1,518,283
Commercial - Government Agencies	243,029	253,839
Total Mortgage-Backed Securities	3,301,985	3,366,937
Total	$3,721,636	$3,791,689
Held-to-Maturity:
Due in One Year or Less	$33,763	$34,504
Due After One Year Through Five Years	19,531	19,782
	53,294	54,286
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	2,150,497
Commercial - Government Agencies	192,921	195,900
Total Mortgage-Backed Securities	3,209,433	3,294,407
Total	$3,262,727	$3,348,693

Investment securities with carrying values of $3.6 billion, $2.6 billion, $2.3 billion as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

(dollars in thousands)	2020	2019	2018
Gross Gains on Sales of Investment Securities	$14,257	$7,810	$—
Gross Losses on Sales of Investment Securities	(4,325)	(11,796)	(3,938)
Net Gains (Losses) on Sales of Investment Securities	$9,932	$(3,986)	$(3,938)

The losses on sales of investment securities during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.  The gross gains and losses on sales of investment securities during the year ended December 31, 2019, included sales of AFS municipal debt securities, mortgage-backed securities, and corporate debt securities as part of a portfolio repositioning. In addition, losses during the years ended December 31, 2019, and December 31, 2018, included $0.5 million and $1.0 million, respectively, related to a reduction in the Visa Class B conversion ratio.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$87,070	$(549)	$21,338	$(42)	$108,408	$(591)
Debt Securities Issued by States and Political Subdivisions	26	(1)	—	—	26	(1)
Debt Securities Issued by Corporations	50,000	(103)	65,000	(853)	115,000	(956)
Mortgage-Backed Securities:
Residential - Government Agencies	28,063	(223)	113,538	(222)	141,601	(445)
Residential - U.S. Government-Sponsored Enterprises	—	—	94,002	(324)	94,002	(324)
Commercial - Government Agencies	—	—	25,075	(58)	25,075	(58)
Total Mortgage-Backed Securities	28,063	(223)	232,615	(604)	260,678	(827)
Total	$165,159	$(876)	$318,953	$(1,499)	$484,112	$(2,375)
December 31, 2019
Available-for-Sales:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$65,479	$(188)	$101,761	$(1,259)	$167,240	$(1,447)
Debt Securities Issued by States and Political Subdivisions	6,788	(14)	440	—	7,228	(14)
Debt Securities Issued by Corporations	25,892	(326)	74,693	(307)	100,585	(633)
Mortgage-Backed Securities:
Residential - Government Agencies	119,271	(526)	170,805	(2,741)	290,076	(3,267)
Residential - U.S. Government-Sponsored Enterprises	187,861	(816)	73,720	(1,058)	261,581	(1,874)
Commercial - Government Agencies	59,826	(319)	52,965	(2,222)	112,791	(2,541)
Total Mortgage-Backed Securities	366,958	(1,661)	297,490	(6,021)	664,448	(7,682)
Total	$465,117	$(2,189)	$474,384	$(7,587)	$939,501	$(9,776)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2020, which were comprised of 74 individual securities, represent a credit loss impairment.  The gross unrealized losses in the Company’s corporate bond portfolio were related to debt securities issued by large multinational banks.  The unrealized losses primarily resulted from an increase in credit spreads due to the economic uncertainty related to COVID-19.  However, as of December 31, 2020, such credit spreads have tightened significantly from their widest levels experienced in the first quarter of 2020.  In addition, banks have built up substantial capital buffers since the financial crisis of 2008 which helps to mitigate the likelihood of credit losses.  As of December 31, 2020, there have been no payment defaults nor do we currently expect any future payment defaults.  Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The remainder of the AFS debt securities in an unrealized loss position as of December 31, 2020, consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2020.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Taxable	$125,291	$137,204	$115,947
Non-Taxable	2,058	6,586	18,515
Total Interest Income from Investment Securities	$127,349	$143,790	$134,462

As of December 31, 2020, and December 31, 2019, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2020	2019
Federal Home Loan Bank Stock	$12,000	$13,000
Federal Reserve Bank Stock	21,340	21,093
Total	$33,340	$34,093

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of December 31, 2020, the conversion ratio was 1.6228.  See Note 17 Derivative Financial Instruments for more information.

During the second quarter of 2020, the Company recorded a $14.2 million gain on sale of its remaining 80,214 Visa Class B Shares. As a result of this sale, the Company no longer owns any Visa Class B shares.  Concurrent with certain sales the Company enters into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio.

Note 4.  Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2020, and December 31, 2019:

	December 31,
(dollars in thousands)	2020	2019
Commercial
Commercial and Industrial	$1,875,293	$1,379,152
Commercial Mortgage	2,854,829	2,518,051
Construction	259,798	194,170
Lease Financing	110,766	122,454
Total Commercial	5,100,686	4,213,827
Consumer
Residential Mortgage	4,130,513	3,891,100
Home Equity	1,604,538	1,676,073
Automobile	708,800	720,286
Other [1]	395,483	489,606
Total Consumer	6,839,334	6,777,065
Total Loans and Leases	$11,940,020	$10,990,892
[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were reported net of unearned fee of $4.1 million and income of $1.3 million as of December 31, 2020 and December 31, 2019, respectively.

Commercial loans and residential mortgage loans of $805.4 million and $1.0 billion were pledged to secure an undrawn FRB line of credit as of December 31, 2020, and December 31, 2019.

As of December 31, 2020, residential mortgage loans of $3.0 billion and home equity loans of $596.0 million, were pledged under a blanket pledge arrangement to secure FHLB advances.  As of December 31, 2019, $3.1 billion, were pledged under a blanket pledge arrangement to secure FHLB advances.  See Note 10 Other Debt for FHLB advances outstanding as of December 31, 2020, and December 31, 2019.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $15.4 million, $5.3 million, and $1.5 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.  Net gains on sales of commercial loans were not material for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

Substantially all of the Company’s lending activity is with customers located in Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of December 31, 2020, and December 31, 2019, accrued interest receivable for loans totaled $35.9 million and $30.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 pandemic.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.  PPP loans are included in the Commercial and Industrial loan class.  As of December 31, 2020, the Company had 4,435 PPP loans outstanding, with an outstanding principal balance of $528.1 million.

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

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2019)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,697)	(19,341)	(21,038)
Recoveries on Loans and Leases Previously Charged-Off	2,328	11,572	13,900
Net Loans and Leases Recovered (Charged-Off)	631	(7,769)	(7,138)
Provision for Credit Losses	29,204	85,896	115,100
Balance at End of Period	$84,847	$131,405	$216,252

For the Year Ended December 31, 2019
Allowance for Credit Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,738)	(21,217)	(23,955)
Recoveries on Loans and Leases Previously Charged-Off	1,513	9,776	11,289
Net Loans and Leases Recovered (Charged-Off)	(1,225)	(11,441)	(12,666)
Provision for Credit Losses	8,152	7,848	16,000
Balance at End of Period	$73,801	$36,226	$110,027

For the Year Ended December 31, 2018
Allowance for Credit Losses:
Balance at Beginning of Period	$65,822	$41,524	$107,346
Loans and Leases Charged-Off	(1,505)	(23,059)	(24,564)
Recoveries on Loans and Leases Previously Charged-Off	2,039	8,447	10,486
Net Loans and Leases Recovered (Charged-Off)	534	(14,612)	(14,078)
Provision for Credit Losses	518	12,907	13,425
Balance at End of Period	$66,874	$39,819	$106,693

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

For Pass rated credits, risk ratings are certified at a minimum annually.  For Special Mention or Classified Credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2020
Commercial
Commercial and Industrial
Pass	$944,463	$149,024	$149,468	$49,385	$52,354	$68,269	$342,339	$847	$1,756,149
Special Mention	11,702	42	-	-	110	95	32,319	52	44,320
Classified	32,208	1,734	2,266	777	19	19,166	18,529	125	74,824
Total Commercial and Industrial	$988,373	$150,800	$151,734	$50,162	$52,483	$87,530	$393,187	$1,024	$1,875,293
Commercial Mortgage
Pass	$847,676	$458,472	$350,363	$245,157	$267,860	$425,157	$76,869	$-	$2,671,554
Special Mention	66,523	28,418	291	7,117	8,665	5,035	-	-	116,049
Classified	49,640	655	2,783	274	4,742	9,132	-	-	67,226
Total Commercial Mortgage	$963,839	$487,545	$353,437	$252,548	$281,267	$439,324	$76,869	$-	$2,854,829
Construction
Pass	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Total Construction	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Lease Financing
Pass	$19,906	$20,132	$13,785	$4,202	$9,657	$41,755	$-	$-	$109,437
Classified	33	67	1,092	42	95	-	-	-	1,329
Total Lease Financing	$19,939	$20,199	$14,877	$4,244	$9,752	$41,755	$-	$-	$110,766
Total Commercial	$2,078,659	$764,275	$531,323	$315,087	$343,502	$568,609	$498,207	$1,024	$5,100,686
Consumer
Residential Mortgage
Pass	$1,300,831	$576,452	$295,522	$454,165	$545,798	$954,120	$-	$-	$4,126,888
Classified	-	294	-	1,032	-	2,299	-	-	3,625
Total Residential Mortgage	$1,300,831	$576,746	$295,522	$455,197	$545,798	$956,419	$-	$-	$4,130,513
Home Equity
Pass	$-	$-	$-	$-	$-	$4,449	$1,556,671	$37,559	$1,598,679
Classified	-	-	-	-	-	88	4,693	1,078	5,859
Total Home Equity	$-	$-	$-	$-	$-	$4,537	$1,561,364	$38,637	$1,604,538
Automobile
Pass	$219,218	$213,914	$158,216	$68,776	$33,899	$13,850	$-	$-	$707,873
Classified	101	245	171	113	161	136	-	-	927
Total Automobile	$219,319	$214,159	$158,387	$68,889	$34,060	$13,986	$-	$-	$708,800
Other[1]
Pass	$71,042	$145,549	$92,993	$39,770	$9,225	$2,189	$32,070	$1,485	$394,323
Classified	51	419	375	167	42	21	85	-	1,160
Total Other	$71,093	$145,968	$93,368	$39,937	$9,267	$2,210	$32,155	$1,485	$395,483
Total Consumer	$1,591,243	$936,873	$547,277	$564,023	$589,125	$977,152	$1,593,519	$40,122	$6,839,334
Total Loans and Leases	$3,669,902	$1,701,148	$1,078,600	$879,110	$932,627	$1,545,761	$2,091,726	$41,146	$11,940,020
[1]	Comprised of other revolving credit, installment, and lease financing.

For the year ended December 31, 2020, $2.9 million revolving loans were converted to term loans.

The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$1,306,040	$2,463,858	$188,832	$120,933	$4,079,663
Special Mention	37,722	16,453	4,148	—	58,323
Classified	35,390	37,740	1,190	1,521	75,841
Total	$1,379,152	$2,518,051	$194,170	$122,454	$4,213,827

(dollars in thousands)	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$3,886,389	$1,671,468	$719,337	$488,113	$6,765,307
Classified	4,711	4,605	949	1,493	11,758
Total	$3,891,100	$1,676,073	$720,286	$489,606	$6,777,065
Total Recorded Investment in Loans and Leases					$10,990,892
[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2020, and December 31, 2019.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of December 31, 2020
Commercial
Commercial and Industrial	$191	$59	$—	$441	$691	$1,874,602	$1,875,293	$285
Commercial Mortgage	—	—	—	8,527	8,527	2,846,302	2,854,829	4,983
Construction	—	—	—	—	—	259,798	259,798	—
Lease Financing	—	—	—	—	—	110,766	110,766	—
Total Commercial	191	59	—	8,968	9,218	5,091,468	5,100,686	5,268
Consumer
Residential Mortgage	4,049	2,083	5,274	3,223	14,629	4,115,884	4,130,513	2,100
Home Equity	3,423	3,378	3,187	3,958	13,946	1,590,592	1,604,538	987
Automobile	6,358	2,215	925	—	9,498	699,302	708,800	—
Other [1]	2,556	1,612	1,160	—	5,328	390,155	395,483	—
Total Consumer	16,386	9,288	10,546	7,181	43,401	6,795,933	6,839,334	3,087
Total	$16,577	$9,347	$10,546	$16,149	$52,619	$11,887,401	$11,940,020	$8,355

As of December 31, 2019
Commercial
Commercial and Industrial	$12,534	$148	$—	$830	$13,512	$1,365,640	$1,379,152	$421
Commercial Mortgage	2,998	—	—	9,244	12,242	2,505,809	2,518,051	9,244
Construction	101	51	—	—	152	194,018	194,170	—
Lease Financing	720	—	—	—	720	121,734	122,454	—
Total Commercial	16,353	199	—	10,074	26,626	4,187,201	4,213,827	9,665
Consumer
Residential Mortgage	6,097	2,070	1,839	4,125	14,131	3,876,969	3,891,100	1,429
Home Equity	3,949	2,280	4,125	3,181	13,535	1,662,538	1,676,073	412
Automobile	16,067	4,154	949	—	21,170	699,116	720,286	—
Other [1]	3,498	2,074	1,493	—	7,065	482,541	489,606	—
Total Consumer	29,611	10,578	8,406	7,306	55,901	6,721,164	6,777,065	1,841
Total	$45,964	$10,777	$8,406	$17,380	$82,527	$10,908,365	$10,990,892	$11,506
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of December 31, 2020, and December 31, 2019.

	December 31, 2020			December 31, 2019
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non-accrual loans	Total Non-accrual loans
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	$441	$—	$441	$830
Commercial Mortgage	8,527	—	8,527	9,244
Total Commercial	8,968	—	8,968	10,074
Consumer
Residential Mortgage	3,096	127	3,223	4,125
Home Equity	3,958	—	3,958	3,181
Total Consumer	7,054	127	7,181	7,306
Total	$16,022	$127	$16,149	$17,380

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $72.5 million and $69.1 million as of December 31, 2020, and December 31, 2019, respectively.  As of December 31, 2020, there were $0.5 million commitments to lend additional funds on loans modified in a TDR.  As of December 31, 2019, there were $0.3 million commitments to lend additional funds on loans modified in a TDR.

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

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2020, and December 31, 2019.

	Loans Modified as a TDR for the Year Ended December 31, 2020			Loans Modified as a TDR for the Year Ended December 31, 2019
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	5	$203	$5	8	$17,585	$2,465
Commercial Mortgage	1	1,046	60	1	3,623	—
Total Commercial	6	1,249	65	9	21,208	2,465
Consumer
Residential Mortgage	—	—	—	1	57	—
Home Equity	10	1,246	8	4	368	9
Automobile	352	7,541	112	332	5,911	73
Other [2]	180	1,850	77	95	572	17
Total Consumer	542	10,637	197	432	6,908	99
Total	548	$11,886	$262	441	$28,116	$2,564
[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2020, and December 31, 2019, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2020		Year Ended December 31, 2019
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	1	$27	—	$—
Total Commercial	1	27	—	—
Consumer
Residential Mortgage	—	—	1	132
Home Equity	—	—	1	192
Automobile	43	723	40	607
Other [2]	10	81	22	129
Total Consumer	53	804	64	1,060
Total	54	$831	64	$1,060
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications in response to COVID-19

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the forbearance period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provide that modifications made in response to COVID-19 to borrowers who qualify are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such qualifying as TDRs.  See Note 1 Summary of Significant Accounting Policies for more information.

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

As of December 31, 2020, these COVID-19 related loan and lease modifications totaled $311.6 million (210 loans and leases) for the commercial segment and $178.1 million (1,920 loans and leases) for the consumer segment.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.0 million as of December 31, 2020.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of December 31, 2020, and $3.1 billion as of December 31, 2019, and $2.9 billion December 31, 2018.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $7.2 million for the years ended December 31, 2020, and $7.3 million for years ended December 31, 2019, and December 31, 2018, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2020	2019	2018
Balance at Beginning of Year	$1,126	$1,290	$1,454
Changes in Fair Value:
Due to Payoffs	(168)	(164)	(164)
Total Changes in Fair Value of Mortgage Servicing Rights	(168)	(164)	(164)
Balance at End of Year	$958	$1,126	$1,290

For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2020	2019	2018
Balance at Beginning of Year	$23,896	$23,020	$23,168
Servicing Rights that Resulted From Asset Transfers	3,592	4,485	2,470
Amortization	(4,902)	(3,609)	(2,618)
Valuation Allowance Recovery (Provision)	(3,892)	—	—
Balance at End of Year	$18,694	$23,896	$23,020
Valuation Allowance:
Balance at Beginning of Year	$—	$—	$—
Valuation Allowance Recovery (Provision)	(3,892)	—	—
Balance at End of Year	$(3,892)	$—	$—
Fair Value:
Balance at Beginning of Year	$25,714	$29,218	$26,716
Balance at End of Year	$18,694	$25,714	$29,218

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2020, and December 31, 2019 were as follows:

	December 31,
	2020	2019
Weighted-Average Constant Prepayment Rate [1]	14.42%	10.76%
Weighted-Average Life (in years)	4.99	6.20
Weighted-Average Note Rate	3.87%	3.99%
Weighted-Average Discount Rate [2]	5.81%	7.33%
[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2020, and December 31, 2019, is presented in the following table.

	December 31,
(dollars in thousands)	2020	2019
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(203)	$(296)
Decrease in fair value from 50 bps adverse change	(401)	(586)
Discount Rate
Decrease in fair value from 25 bps adverse change	(184)	(264)
Decrease in fair value from 50 bps adverse change	(365)	(522)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2020
Premises	$370,268	$(237,024)	$133,244
Equipment	143,964	(79,817)	64,147
Finance Leases	6,593	(4,289)	2,304
Total	$520,825	$(321,130)	$199,695

December 31, 2019
Premises	$360,170	$(235,031)	$125,139
Equipment	133,725	(72,852)	60,873
Finance Leases	6,593	(4,217)	2,376
Total	$500,488	$(312,100)	$188,388

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $20.2 million, $17.3 million, and $14.4 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

During the fourth quarter of 2020, the Company recorded a $1.6 million impairment of the Company’s premises and equipment for the year ended December 31, 2020 related to the decision to permanently close twelve branches and reduce the number of cash-only ATMs.  There was no impairment of the Company’s premises and equipment for the years ended December 31, 2019 and December 31, 2018.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2020, and December 31, 2019, were as follows:

	December 31,
(dollars in thousands)	2020	2019
Federal Home Loan Bank and Federal Reserve Bank Stock	$33,340	$34,093
Derivative Financial Instruments	96,167	28,931
Low-Income Housing and Other Equity Investments	142,961	84,618
Deferred Compensation Plan Assets	53,410	41,464
Prepaid Expenses	14,517	15,140
Accounts Receivable	12,380	20,180
Deferred Tax Assets	16,724	—
Other	65,794	48,248
Total Other Assets	$435,293	$272,674

Note 8.  Deposits

Time Deposits

As of December 31, 2020, and December 31, 2019, the Company’s total time deposits were $1.7 billion and $1.8 billion, respectively.  As of December 31, 2020, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2021	$1,488,523
2022	98,656
2023	49,947
2024	11,006
2025	7,203
Thereafter	6,728
Total	$1,662,063

The amount of time deposits with balances of $100,000 or more was $1.4 billion as of December 31, 2020, and 1.5 billion as of December 31, 2019.  As of December 31, 2020, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$527,079
Over Three Months through Six Months	207,675
Over Six Months through Twelve Months	574,479
Over Twelve Months	79,149
Total	$1,388,382

Public Deposits

As of December 31, 2020, and December 31, 2019, deposits of governmental entities of $1.5 billion and $1.2 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2020, and December 31, 2019 were as follows:

	December 31,
(dollars in thousands)	2020	2019
Securities Sold Under Agreements to Repurchase (short-term) [1]
Amounts Outstanding	$100	$2,200
Weighted-Average Interest Rate	1.20%	1.87%
[1]

Consists entirely of repurchase agreements with government entities.  Excludes long-term repurchase agreements with government entities of $0.5 million and $2.1 million as of December 31, 2020, and December 31, 2019, respectively, and long-term repurchase agreements with private institutions of $600.0 million as of December 31, 2020, and December 31, 2019.

The Company’s total securities sold under agreements to repurchase were $600.6 million and $604.3 million as of December 31, 2020, and December 31, 2019, respectively.  As of December 31, 2020, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2020, long-term repurchase agreements (original term over one year) placed with government entities were $0.5 million with a weighted-average interest rate of 1.55% and a weighted-average maturity of 3.9 years.

As of December 31, 2020, long-term repurchase agreements placed with private institutions were $600.0 million with a weighted-average interest rate of 2.39%.  Remaining terms ranged from 2022 to 2026 with a weighted-average maturity of 4.0 years.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.5 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2020, and December 31, 2019, were as follows:

	December 31,
(dollars in thousands)	2020	2019
Federal Home Loan Bank Advances	$50,000	$75,000
Finance Lease Obligations	10,481	10,565
Total	$60,481	$85,565

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings.  As of December 31, 2020, FHLB advances totaled $50.0 million with a weighted-average interest rate of 1.19% and maturity dates during 2024.  As of December 31, 2020, the Company had a remaining line of credit with the FHLB of $2.8 billion.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FHLB as of December 31, 2020, and December 31, 2019.

Finance lease obligations relate to office space at the Company’s headquarters.  The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 and are negotiable thereafter.

As of December 31, 2020, the Company had an undrawn line of credit with the FRB of $427.9 million.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FRB as of December 31, 2020, and December 31, 2019.

As of December 31, 2020, the annual maturities of the Company’s other debt, exclusive of finance lease obligations, were expected to be as follows:

(dollars in thousands)	Amount
2021	$—
2022	—
2023	—
2024	50,000
2025	—
Thereafter	—
Total	$50,000

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2020, and December 31, 2019:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2020
Shareholders’ Equity		$1,374,507	$1,290,455
Common Equity Tier 1 Capital		1,361,915	1,289,435
Tier 1 Capital		1,361,915	1,289,435
Total Capital		1,503,784	1,431,106
Common Equity Tier 1 Capital Ratio	6.5%	12.06%	11.43%
Tier 1 Capital Ratio	8.0%	12.06%	11.43%
Total Capital Ratio	10.0%	13.31%	12.69%
Tier 1 Leverage Ratio	5.0%	6.71%	6.35%

As of December 31, 2019
Shareholders’ Equity		$1,286,832	$1,229,775
Common Equity Tier 1 Capital		1,289,424	1,243,939
Tier 1 Capital		1,289,424	1,243,939
Total Capital		1,406,273	1,360,788
Common Equity Tier 1 Capital Ratio	6.5%	12.18%	11.76%
Tier 1 Capital Ratio	8.0%	12.18%	11.76%
Total Capital Ratio	10.0%	13.28%	12.87%
Tier 1 Leverage Ratio	5.0%	7.25%	7.01%

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

As of December 31, 2020, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action.  The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank.  There were no conditions or events since December 31, 2020, that management believes have changed the Company or the Bank’s capital classifications.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes.  For the year ended December 31, 2020, the Parent repurchased 156,358 shares of common stock under its share repurchase program at an average cost per share of $89.32 and total cost of $14.0 million.  From the beginning of the stock repurchase program in July 2001 through December 31, 2020, the Parent repurchased a total of 57.1 million shares of common stock at an average cost of $40.51 per share and total cost of $2.3 billion. On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$58,763	$15,600	$43,163
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(50)	(27)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	397	105	292
Net Unrealized Gains (Losses) on Investment Securities	59,083	15,655	43,428
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(8,187)	(2,170)	(6,017)
Amortization of Net Actuarial Losses (Gains)	2,318	614	1,704
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	(6,115)	(1,621)	(4,494)
Other Comprehensive Income (Loss)	$52,968	$14,034	$38,934

Year Ended December 31, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$30,169	$8,001	$22,168
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(152)	(49)	(103)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	833	221	612
Net Unrealized Gains (Losses) on Investment Securities	30,850	8,173	22,677
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(5,046)	(1,337)	(3,709)
Amortization of Net Actuarial Losses (Gains)	1,598	423	1,175
Amortization of Prior Service Credit	(288)	(76)	(212)
Defined Benefit Plans, Net	(3,736)	(990)	(2,746)
Other Comprehensive Income (Loss)	$27,114	$7,183	$19,931

Year Ended December 31, 2018
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(11,051)	$(2,931)	$(8,120)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	2,164	569	1,595
Net Unrealized Gains (Losses) on Investment Securities	(8,887)	(2,362)	(6,525)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(4,468)	(1,184)	(3,284)
Amortization of Net Actuarial Losses (Gains)	1,835	460	1,375
Amortization of Prior Service Credit	(567)	(150)	(417)
Defined Benefit Plans, Net	(3,200)	(874)	(2,326)
Other Comprehensive Income (Loss)	$(12,087)	$(3,236)	$(8,851)
[1]

The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available- For-Sale	Investment Securities- Held-To- Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	43,163	—	(6,017)	37,146
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(27)	292	1,523	1,788
Total Other Comprehensive Income (Loss)	43,136	292	(4,494)	38,934
Balance at End of Period	$51,495	$(423)	$(43,250)	$7,822

Year Ended December 31, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	22,168	—	(3,709)	18,459
Cumulative Effect of ASU 2019-04	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(103)	612	963	1,472
Total Other Comprehensive Income (Loss)	18,806	3,871	(2,746)	19,931
Balance at End of Period	$8,359	$(715)	$(38,756)	$(31,112)

Year Ended December 31, 2018
Balance at Beginning Period	$(1,915)	$(5,085)	$(27,715)	$(34,715)
Other Comprehensive Income (Loss) Before Reclassifications	(8,120)	—	(3,284)	(11,404)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,595	958	2,553
Total Other Comprehensive Income (Loss)	(8,120)	1,595	(2,326)	(8,851)
Reclassification of the Income Tax Effects of the Tax Act from AOCI	(412)	(1,096)	(5,969)	(7,477)
Balance at End of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2020	2019	2018
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(397)	$(833)	$(2,164)	Interest Income
	105	221	569	Provision for Income Tax
	(292)	(612)	(1,595)	Net of Tax
Sales of Investment Securities Available-for-Sale	77	152	—	Investment Securities Gains (Losses), Net
	(50)	(49)	—	Provision for Income Tax
	27	103	—	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	246	288	567
Net Actuarial Losses [2]	(2,318)	(1,598)	(1,835)
	(2,072)	(1,310)	(1,268)	Total Before Tax
	549	347	310	Provision for Income Tax
	(1,523)	(963)	(958)	Net of Tax

Total Reclassifications for the Period	$(1,788)	$(1,472)	$(2,553)	Net of Tax
[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing basic earnings per share.  The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Weighted Average Shares
	2020	2019	2018
Denominator for Basic Earnings Per Share	39,726,210	40,384,328	41,714,770
Dilutive Effect of Equity Based Awards	165,897	265,242	284,629
Denominator for Diluted Earnings Per Share	39,892,107	40,649,570	41,999,399

Antidilutive Stock Options and Restricted Stock Outstanding	113,410	4,905	—

Note 13.  Business Segments

Effective January 1, 2020, the Company changed segments based on management structure and strategic focus which is placing a greater emphasis on customer segment as opposed to product type. The Company’s business segments are defined as Consumer Banking,

Commercial Banking, and Treasury and Other. The Company’s internal management accounting process measures the performance of these business segments. This process, which is not necessarily comparable with the process used by any other financial institution, uses various techniques to assign balance sheet and income statement amounts to the business segments, including allocations of income, expense, the provision for credit losses, and capital. This process is dynamic and requires certain allocations based on judgment and other subjective factors. Unlike financial accounting, there is no comprehensive authoritative guidance for management accounting that is equivalent to GAAP. Previously reported results have been reclassified to conform to the current reporting structure.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 65 branch locations and 357 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2020
Net Interest Income	$292,710	$188,626	$14,986	$496,322
Provision for Credit Losses	8,087	(948)	110,661	117,800
Net Interest Income (Loss) After Provision for Credit Losses	284,623	189,574	(95,675)	378,522
Noninterest Income	128,400	34,523	21,486	184,409
Noninterest Expense	(289,177)	(63,294)	(21,336)	(373,807)
Income (Loss) Before Provision for Income Taxes	123,846	160,803	(95,525)	189,124
Provision for Income Taxes	(31,476)	(40,081)	36,237	(35,320)
Net Income (Loss)	$92,370	$120,722	$(59,288)	$153,804
Total Assets as of December 31, 2020	$7,478,813	$5,116,807	$8,008,031	$20,603,651

Year Ended December 31, 2019 [1]
Net Interest Income	$305,803	$185,259	$6,653	$497,715
Provision for Credit Losses	11,685	976	3,339	16,000
Net Interest Income After Provision for Credit Losses	294,118	184,283	3,314	481,715
Noninterest Income	142,378	33,362	7,598	183,338
Noninterest Expense	(281,662)	(84,616)	(12,949)	(379,227)
Income (Loss) Before Provision for Income Taxes	154,834	133,029	(2,037)	285,826
Provision for Income Taxes	(38,654)	(28,852)	7,593	(59,913)
Net Income	$116,180	$104,177	$5,556	$225,913
Total Assets as of December 31, 2019 [1]	$7,054,511	$4,254,261	$6,786,724	$18,095,496

Year Ended December 31, 2018 [1]
Net Interest Income	$305,681	$179,577	$1,094	$486,352
Provision for Credit Losses	14,837	(760)	(652)	13,425
Net Interest Income After Provision for Credit Losses	290,844	180,337	1,746	472,927
Noninterest Income	134,342	23,733	10,848	168,923
Noninterest Expense	(277,608)	(81,344)	(12,672)	(371,624)
Income (Loss) Before Provision for Income Taxes	147,578	122,726	(78)	270,226
Provision for Income Taxes	(37,285)	(28,496)	15,157	(50,624)
Net Income	$110,293	$94,230	$15,079	$219,602
Total Assets as of December 31, 2018 [1]	$6,715,095	$3,958,523	$6,470,356	$17,143,974

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan.  The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation.  A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan.  The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits.  Total expense for all components of the Company’s defined contribution plans was $14.0 million, $15.2 million, and $14.5 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula.  The Excess Plan has no plan assets.  The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $3.6 million for December 31, 2020, and December 31, 2019.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012, with medical and dental insurance coverage.  For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums.  Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums.  Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008, are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums.  Retirees age 65 and older are provided with a Medicare supplemental plan subsidy.  Most employees of the Company who have met certain eligibility requirements are covered by this plan.  Participants who retired on or after January 1, 2008, who met certain age and/or years of service requirements, are eligible for the Health Reimbursement Account (“HRA”) program.  The HRA program provides retirees with an initial credit based on years of service.  Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA.  The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account.  The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50.  These retirees continue on the medical and dental plan until age 65 paying the full premium.  As of December 31, 2020, and December 31, 2019, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2020, and December 31, 2019.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019
Benefit Obligation at Beginning of Year	$110,637	$102,662	$27,571	$23,452
Service Cost	—	—	578	455
Interest Cost	3,627	4,401	945	1,025
Actuarial Losses (Gains)	10,364	10,359	3,559	4,095
Employer Benefits Paid [1]	(6,981)	(6,785)	(1,146)	(1,456)
Benefit Obligation at End of Year	$117,647	$110,637	$31,507	$27,571
Fair Value of Plan Assets at Beginning of Year	$93,638	$85,553	$—	$—
Actual Return on Plan Assets	10,764	14,400	—	—
Employer Contributions	469	470	1,146	1,456
Employer Benefits Paid [1]	(6,981)	(6,785)	(1,146)	(1,456)
Fair Value of Plan Assets at End of Year	$97,890	$93,638	$—	$—
Funded Status at End of Year [2]	$(19,757)	$(16,999)	$(31,507)	$(27,571)
[1]

Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above.  Participants' contributions for postretirement benefits were $0.8 million and $0.7 million for the years ended December 31, 2020, and December 31, 2019, respectively.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The changes in actuarial losses (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2020, and December 31, 2019.  For the year ended December 31, 2020, the change in discount rate resulted in a $9.3 million increase to the Company’s Pension Plans liability and a $2.9 million increase to the Company’s postretirement benefit plan liability.  For the year ended December 31, 2019, the change in discount rate resulted in a $10.8 million increase to the Company’s Pension Plans liability and a $3.4 million increase to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2020, and December 31, 2019.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(43,101)	$(41,404)	$(1,613)	$1,003
Net Prior Service Credit	—	—	1,464	1,645
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(43,101)	$(41,404)	$(149)	$2,648

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2020	2019	2018	2020	2019	2018
Service Cost	$—	$—	$—	$578	$455	$457
Interest Cost	3,627	4,401	4,193	945	1,025	936
Expected Return on Plan Assets	(5,028)	(4,993)	(5,122)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(288)	(567)
Net Actuarial Losses (Gains) [1]	2,318	1,937	2,099	—	(339)	(264)
Net Periodic Benefit Cost	$917	$1,345	$1,170	$1,277	$853	$562
[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2020, and December 31, 2019, for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Weighted Average Assumptions as of December 31:
Discount Rate	2.55%	3.36%	2.66%	3.42%
Health Care Cost Trend Rate Assumed For Next Year	—	—	5.50%	5.70%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.5% in 2036.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, were as follows:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions as of December 31:
Discount Rate	3.36%	4.41%	3.90%	3.42%	4.48%	3.96%
Expected Long-Term Rate of Return on Plan Assets	5.75%	5.75%	5.75%	—	—	—
Health Care Cost Trend Rate	—	—	—	5.70%	6.00%	6.30%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets.  Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.2 million to the postretirement benefit plan for the year ending December 31, 2021.

As of December 31, 2020, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2021	$7,305	$1,196
2022	7,327	1,235
2023	7,314	1,321
2024	7,314	1,388
2025	7,287	1,511
Years 2026-2030	34,860	9,324

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

The fair values of the Retirement Plan assets as of December 31, 2020, and December 31, 2019, by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2020	Total as of Dec. 31, 2019
Cash	$1,079	$—	$—	$1,079	$1,269
Equity Securities – Mutual Funds:
Large-Cap	1,849	—	—	1,849	1,731
Mixed-Cap	29,802	—	—	29,802	29,336
International	28,055	—	—	28,055	23,961
Emerging Market	2,494	—	—	2,494	2,342
Fixed Income Securities – Mutual Funds	34,611	—	—	34,611	34,999
Total	$97,890	$—	$—	$97,890	$93,638

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

As of December 31, 2020, total shares authorized under the plans were 2.1 million shares, of which 1.6 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period.  Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.  For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2020	2019	2018
Compensation Expense	$7,578	$8,338	$8,146
Income Tax Benefit	2,009	2,210	2,160

Restricted Stock

As of December 31, 2020, unrecognized compensation expense related to unvested restricted stock was $12.9 million.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.05 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2017	320,103	$69.36
Granted	120,173	83.87
Vested	(110,231)	59.41	$9,081
Forfeited	(15,558)	73.82
Unvested as of December 31, 2018	314,487	$78.17
Granted	130,093	82.82
Vested	(107,759)	66.46	$8,910
Forfeited	(26,872)	83.34
Unvested as of December 31, 2019	309,949	$83.75
Granted	161,168	80.97
Vested	(99,894)	84.69	$8,544
Forfeited	(42,454)	84.36
Unvested as of December 31, 2020 [1]	328,769	$82.02

1   As of December 31, 2020, 56,362 shares were unvested from service-based grants.

Restricted Stock Units

There were no RSUs granted during 2020, 2019, and 2018.  All RSUs were fully vested as of December 31, 2019.  The RSUs vest over periods ranging from three years to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date.  During December 31, 2020, there was no recognized compensation expense related to RSUs. Total recognized compensation expense related to the RSUs was $1.0 million for the years ended December 31, 2019, and $0.6 million for the years ended December 31, 2018, respectively.

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

Stock Options

There were no stock options granted for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.   All previously issued stock options granted were fully vested prior to December 31, 2018.  The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2020	237,058	$45.44
Exercised	(53,004)	45.99
Stock Options Outstanding as of December 31, 2020	184,054	45.28	1.0	$5,768
Stock Options Vested and Exercisable as of December 31, 2020	184,054	45.28	1.0	5,768

The following summarizes certain stock option activity of the Company for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

(dollars in thousands)	2020	2019	2018
Intrinsic Value of Stock Options Exercised	$2,261	$1,106	$1,634
Cash Received from Stock Options Exercised	2,438	1,473	1,791
Tax Benefits Realized from Stock Options Exercised	485	727	240

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, were as follows:

(dollars in thousands)	2020	2019	2018
Current:
Federal	$65,840	$60,902	$45,464
State	12,066	14,426	11,434
Total Current	77,906	75,328	56,898
Deferred:
Federal	(31,783)	(9,630)	(2,172)
State	(10,803)	(5,785)	(4,102)
Total Deferred	(42,586)	(15,415)	(6,274)
Provision for Income Taxes	$35,320	$59,913	$50,624

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity.  The Company elected to adopt ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which requires the Company to record excess tax benefits related to stock options as a reduction of the provision for income taxes, whereas they were previously recognized in equity.  The net tax charge recorded directly to consolidated shareholders’ equity was $16.2 million and $7.1 million for the year ended December 31, 2020, and December 31, 2019, respectively.  The net tax benefit recorded directly to consolidated shareholders’ equity was $3.2 million for the year ended December 31, 2018.

Deferred Tax Liabilities and Assets

As of December 31, 2020, and December 31, 2019, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2020	2019
Deferred Tax Liabilities:
Accelerated Depreciation	$(8,042)	$(4,064)
Accrued Pension Cost	(11,270)	(11,270)
Federal Home Loan Bank Stock	(3,416)	(3,416)
Lease Transactions	(41,726)	(48,487)
Operating Lease Right-of-Use Assets	(26,387)	(26,731)
Energy Tax Credits	(674)	(2,370)
Net Unrealized Gains on Investments Securities	(18,407)	(2,751)
Investment in Variable Interest Entities	(2,725)	(3,783)
Deferred Loan Fees	(4,736)	(6,498)
Originated Mortgage Servicing Rights	(5,579)	(6,840)
Other	(1,124)	(1,597)
Gross Deferred Tax Liabilities	(124,086)	(117,807)
Deferred Tax Assets:
Allowance for Credit Losses	57,840	30,951
Minimum Pension Liability	13,430	13,980
Accrued Expenses	17,629	18,159
Postretirement Benefit Obligations	7,980	8,130
Capital Lease Expenses	2,168	2,171
Operating Lease Liabilities	28,473	28,685
Restricted Stock	3,669	4,369
Deductible State and Local Taxes	3,366	3,558
Low Income Housing Investments	3,648	2,157
Other	6,204	6,236
Gross Deferred Tax Assets Before Valuation Allowance	144,407	118,396
Valuation Allowance	(3,597)	(2,460)
Gross Deferred Tax Assets After Valuation Allowance	140,810	115,936
Net Deferred Tax Assets (Liabilities)	$16,724	$(1,871)

Both positive and negative evidence were considered by management in determining the need for a valuation allowance.  Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/ carryforwards of capital losses are allowed.  Positive evidence included capital gains in the carryback years.  After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate.  Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not these assets will be realized through future reversals of existing taxable temporary difference and future taxable income exclusive of reversing temporary differences. As of December 31, 2020, and December 31, 2019, we carried a valuation allowance of $3.6 million and $2.5 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions.  The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes.  The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.  As of December 31, 2020, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	2020	2019	2018
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	0.81	2.53	2.29
Tax Reserve Adjustments	0.07	(0.03)	—
Low-Income Housing Investments- Federal	0.82	0.60	0.22
Investment Tax Credits- Federal	(1.24)	(0.84)	(1.04)
Bank-Owned Life Insurance	(0.82)	(0.51)	(0.55)
Tax-Exempt Income	(0.50)	(0.53)	(1.29)
Excess Tax Benefits - Stock Compensation	(0.07)	(0.22)	(0.34)
Leveraged Lease	(0.56)	(1.54)	(0.83)
Tax Reform Effects	—	—	(0.75)
Other	(0.83)	0.50	0.02
Effective Tax Rate	18.68%	20.96%	18.73%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

(dollars in thousands)	2020	2019	2018
Unrecognized Tax Benefits at Beginning of Year	$6,120	$5,541	$5,292
Gross Increases, Related to Tax Positions Taken in a Prior Period	374	673	157
Gross Increases, Related to Current Period Tax Positions	222	715	885
Lapse of Statute of Limitations	(1,313)	(809)	(793)
Unrecognized Tax Benefits at End of Year	$5,403	$6,120	$5,541

As of December 31, 2020, and December 31, 2019, $5.4 million and $6.1 million, respectively, in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months.  However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2020.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes.  For the year ended December 31, 2020, the Company recorded a net tax provision of less than $0.1 million for interest and penalties.  For the years ended December 31, 2019, and December 31, 2018, the Company recorded a net tax benefit of less than $0.5 million and a net tax benefit of less than $0.1 million, respectively, for interest and penalties.  As of December 31, 2020, and December 31, 2019, the Company had accrued $1.5 million and $1.4 million, respectively, for the payment of possible interest and penalties.

The federal tax returns for 2017 through 2019 remain subject to examination.  The Company's State of Hawaii income tax returns for 2017 through 2019 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2020, and December 31, 2019, were as follows:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$102,881	$4,947	$48,677	$1,280
Forward Commitments	158,759	(740)	82,735	(182)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,362,778	90,130	802,389	26,070
Pay Fixed/Receive Variable Swaps	1,362,778	(17,197)	802,389	(4,777)
Foreign Exchange Contracts	90,587	866	85,499	163
Conversion Rate Swap Agreement	133,286	—	114,499	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2020, and December 31, 2019:

	December 31, 2020		December 31, 2019
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$4,947	$—	$1,280	$—
Forward Commitments	—	740	23	205
Interest Rate Swap Agreements	90,342	17,409	27,344	6,051
Foreign Exchange Contracts	878	12	284	121
Total	$96,167	$18,161	$28,931	$6,377
[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Location of Net Gains	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	(Losses)Recognized in the Statements of Income	2020	2019	2018
Interest Rate Lock Commitments	Mortgage Banking	$22,348	$12,185	$3,534
Forward Commitments	Mortgage Banking	(4,274)	(2,340)	821
Interest Rate Swap Agreements	Other Noninterest Income	15,468	7,172	1,835
Foreign Exchange Contracts	Other Noninterest Income	1,940	2,891	3,163
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	(453)	(1,000)
Total		$35,482	$19,455	$8,353

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

As of December 31, 2020, and December 31, 2019, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  In September 2019, Visa announced a reduction of the conversion ratio from 1.6298 to 1.6228 effective September 27, 2019.  As a result, the Company recorded a $0.5 million liability in September 2019 which represented the amount paid to the buyers of the Visa Class B shares in October 2019.  In June 2018, Visa announced a reduction of the conversion ratio from 1.6483 to 1.6298 effective June 28, 2018.  As a result, the Company recorded a $1.0 million liability in June 2018 which represented the amount paid to the buyers of the Visa Class B shares in July 2018.  As of December 31, 2020, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $138.9 million and $76.3 million as of December 31, 2020, and December 31, 2019, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2020, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2021	$21,698
2022	6,571
2023	15,588
2024	171
2025	54
Thereafter	8,877
Total Unfunded Commitments	$52,959

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

(dollars in thousands)	2020	2019	2018
Effective Yield Method
Tax credits and other tax benefits recognized	$11,752	$11,719	$13,572
Amortization Expense in Provision for Income Taxes	8,586	7,566	8,311

Proportional Amortization Method
Tax credits and other tax benefits recognized	$6,633	$3,014	$1,641
Amortization Expense in Provision for Income Taxes	5,729	2,578	1,332

There were no impairment losses related to LIHTC investments for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.  During the first quarter of 2018, the Company recorded a $2.0 million adjustment to increase its LIHTC investments.  This adjustment resulted in a decrease to provision for income tax.

Note 19.  Balance Sheet Offsetting

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third party financial institutions.  The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had a net liability positions with its financial institution counterparties totaling $17.2 million and $5.1 million as of December 31, 2020, and December 31, 2019, respectively.  See Note 17 Derivative Financial Instruments for more information.

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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2020, and December 31, 2019, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$100	$—	$—	$490	$590
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	83,599	20,210	103,809
Residential - U.S. Government-Sponsored Enterprises	—	—	491,401	4,790	496,191
Total	$100	$—	$575,000	$25,490	$600,590

December 31, 2019
Class of Collateral Pledged:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	$—	$199,173	$38,065	$237,238
Debt Securities Issued by States and Political Subdivisions	1,200	1,100	—	490	2,790
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,516	25,827	88,391	115,734
Residential - U.S. Government-Sponsored Enterprises	—	—	—	248,544	248,544
Total	$1,200	$2,616	$225,000	$375,490	$604,306

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2020, and December 31, 2019.  The swap agreements we have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)- (iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,202	—	17,202	5	7,911	9,286

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	590	—	590	—	590	—
Total Repurchase Agreements	$600,590	$—	$600,590	$—	$600,590	$—

December 31, 2019
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$584	$—	$584	$584	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,361	—	5,361	584	3,818	959

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	4,306	—	4,306	—	4,306	—
Total Repurchase Agreements	$604,306	$—	$604,306	$—	$604,306	$—
[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $635.2 million and $645.3 million as of December 31, 2020, and December 31, 2019, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $2.5 million and $5.5 million as of December 31, 2020, and December 31, 2019, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2020, were as follows:

(dollars in thousands)	December 31, 2020
Unfunded Commitments to Extend Credit	$2,787,123
Standby Letters of Credit	100,186
Commercial Letters of Credit	10,511
Total	$2,897,820

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary.  Assets valued at $73.3 million secured certain specifically identified standby letters of credit as of December 31, 2020.  As of December 31, 2020, the standby and commercial letters of credit had remaining terms ranging from 1 to 14 months.

Contingencies

The Company, along with other members of Visa, are parties to Loss and Judgment Sharing Agreements (the “Agreements”), which provide that the Company along with other member banks of Visa, will share, based on their proportionate interests in Visa, in any losses from certain litigation specified in the Agreements.  In March 2008, Visa funded an escrow account from its initial public offering to settle claims covered under the Agreements.  In connection with the initial public offering, the Company received restricted Class B common stock in Visa.  Should the escrow account established by Visa not be sufficient to cover litigation claims specified in the Agreements, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of December 31, 2020, management believes that the Company’s indemnification of Visa, related to the costs of these lawsuits, will be sufficiently funded from the escrow account or through future reductions in the conversion ratio.  See Note 3 Investment Securities and Note 17 Derivative Financial Instruments for more information.

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers.  On December 6, 2019, the parties executed a settlement agreement subject to court approval.  The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  Although the Company previously established a $2.0 million reserve relating to this claim, the reserve has been increased to a total of $8.0 million as of December 31, 2020. On December 22, 2020, the Court issued an Order Granting Final Approval of Class Action Settlement and the settlement became effective on January 21, 2021.  Refunds to current customers were issued by the Bank on January 26, 2021, and the Claims Administrator is in the process of issuing refunds to class members with closed accounts.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Fannie Mae.  The Company also pools FHA insured and VA guaranteed residential mortgage loans for sale to Ginnie Mae.  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.  As of December 31, 2020, the unpaid principal balance of residential mortgage loans sold by the Company was $2.5 billion.  The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met.  Some agreements may require the Company to repurchase delinquent loans.  Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the year ended December 31, 2020, the Company repurchased forty residential mortgage loans with an aggregate unpaid principal balance totaling $13.4 million as a result of the representation and warranty provisions contained in these contracts.  The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.  As of December 31, 2020, there were no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained.  The Company also services loans originated by other mortgage loan originators.  As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales.  Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements.  However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company.  Remedies could include repurchase of an affected loan.  For the year ended December 31, 2020, the Company had no repurchase requests related to loan servicing activities.  As of December 31, 2020, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of December 31, 2020, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases.  As of December 31, 2020, 99% of the Company’s residential mortgage loans serviced for investors were current.  The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In October 2020, the Company revised its discounted cash flow valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) to align with changes made by central clearinghouses when they migrated from the Effective Federal Funds Rate to the Secured Overnight Financing Rate for discounting, price alignment, and margining purposes.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.  The valuation methodology for uncleared interest rate swaps remain based on the Effective Federal Funds Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of December 31, 2020, and December 31, 2019, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 17 Derivative Financial Instruments for more information.

The Company is exposed to credit risk if borrowers or counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with borrowers of high credit quality and counterparties that carry high quality credit ratings.  Credit risk associated with borrowers or counterparties as well as the Company’s non-performance risk is factored into the determination of the fair value of derivative financial instruments.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, and December 31, 2019:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$921	$173,324	$—	$174,245
Debt Securities Issued by States and Political Subdivisions	—	24,840	—	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,062	—	1,062
Debt Securities Issued by Corporations	—	224,605	—	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,594,815	—	1,594,815
Residential - U.S. Government-Sponsored Enterprises	—	1,518,283	—	1,518,283
Commercial - Government Agencies	—	253,839	—	253,839
Total Mortgage-Backed Securities	—	3,366,937	—	3,366,937
Total Investment Securities Available-for-Sale	921	3,790,768	—	3,791,689
Loans Held for Sale	—	82,565	—	82,565
Mortgage Servicing Rights	—	—	958	958
Other Assets	53,410	—	—	53,410
Derivatives [1]	—	878	95,289	96,167
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020	$54,331	$3,874,211	$96,247	$4,024,789
Liabilities:
Derivatives [1]	$—	$752	$17,409	$18,161
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020	$—	$752	$17,409	$18,161
December 31, 2019
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,155	$219,976	$—	$221,131
Debt Securities Issued by States and Political Subdivisions	—	55,097	—	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	22,147	—	22,147
Debt Securities Issued by Corporations	—	336,321	—	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,172,826	—	1,172,826
Residential - U.S. Government-Sponsored Enterprises	—	586,761	—	586,761
Commercial - Government Agencies	—	224,720	—	224,720
Total Mortgage-Backed Securities	—	1,984,307	—	1,984,307
Total Investment Securities Available-for-Sale	1,155	2,617,848	—	2,619,003
Loans Held for Sale	—	39,062	—	39,062
Mortgage Servicing Rights	—	—	1,126	1,126
Other Assets	41,464	—	—	41,464
Derivatives [1]	—	308	28,623	28,931
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019	$42,619	$2,657,218	$29,749	$2,729,586
Liabilities:
Derivatives [1]	$—	$327	$6,050	$6,377
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019	$—	$327	$6,050	$6,377
[1]	The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2020, and December 31, 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(168)	22,219
Transfers to Loans Held for Sale	—	(18,681)
Variation Margin Payments	—	51,769
Balance as of December 31, 2020	$958	$77,880
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2020	$—	$77,880

Year Ended December 31, 2019
Balance as of January 1, 2019	$1,290	$4,416
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(164)	12,138
Transfers to Loans Held for Sale	—	(11,776)
Variation Margin Payments	—	17,795
Balance as of December 31, 2019	$1,126	$22,573
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2019	$—	$22,573
[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2020, and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

		December 31, 2020						December 31, 2019
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.71%	-	15.89%	14.42%	$19,652	10.76%	$26,840
		Discount Rate	5.69%	-	6.28%	5.81%		7.33%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	90.76%	$4,947	92.24%	$1,280
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.29%	$72,933	0.20%	$21,293

1 Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2020.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$18,694	$(3,892)

For the year ended December 31, 2020, the Company recorded a total impairment charge of $7.0 million during the fourth quarter of 2020 to write-down the net book value of 12 branches, cash-only ATMs, and a residual value of a leveraged lease.  The impairment charge (included in net occupancy expense $3.6 million, interest and fees on loans and leases $3.0 million, and net equipment expense $0.4 million in the Company's consolidated statements of income) was recorded in the fourth quarter of 2020.  The Company fully wrote-down the net book value of right-of-use assets and lease hold improvements due to the planned branch closures.  The carrying value of the ATMs and leveraged lease were reduced to estimated fair value less cost to sell based on recent appraisals, market conditions, and/or management judgment.  Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the assets, the carrying value was deemed a Level 3 measurement.  For the year ended December 31, 2019, the Company recorded a $0.2 million impairment charge to fully write-down the net book value of aircraft parts that were previously on lease agreements.  An impairment charge (included in other noninterest expense in the Company's consolidated statements of income) was recorded in the third quarter of 2019 to reduce the carrying value to estimated fair value less cost to sell based on recent appraisals, market conditions, and management judgment.  Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of the equipment held for sale, the carrying value was deemed a Level 3 measurement.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2020, and December 31, 2019.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2020
Loans Held for Sale	$82,565	$78,577	$3,988

December 31, 2019
Loans Held for Sale	$39,062	$38,293	$769

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the years ended December 31, 2020, and December 31, 2019, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2020, and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,262,727	$3,348,693	$7,500	$3,341,193	$—
Loans	11,536,011	12,019,151	—	—	12,019,151

Financial Instruments – Liabilities
Time Deposits	1,662,063	1,667,774	—	1,667,774	—
Securities Sold Under Agreements to Repurchase	600,590	649,039	—	649,039	—
Other Debt [1]	50,000	51,546	—	51,546	—

December 31, 2019
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,042,294	$3,062,882	$275,663	$2,787,219	$—
Loans	10,664,885	10,873,208	—	—	10,873,208

Financial Instruments – Liabilities
Time Deposits	1,802,431	1,800,773	—	1,800,773	—
Securities Sold Under Agreements to Repurchase	604,306	627,780	—	627,780	—
Other Debt [1]	75,000	75,581	—	75,581	—
[1]	Excludes finance lease obligations.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, which comprise the majority of the Company’s revenue.  In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and derivatives are also not in the scope of the new guidance.  Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.  However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.  Substantially all of the Company’s revenue is generated from contracts with customers.  Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, credit card commissions and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.  Credit card commissions related to the Company’s co-branded credit cards with Hawaiian Airlines are primarily earned through card customer spending and new card account openings.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.  The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.

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

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from the Company’s Managed Account Platform Services (“MAPS”) wealth management product, safety deposit box rental fees, and other miscellaneous revenue streams.  Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation.  The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value.  Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.  Investment advisor fees from the MAPS wealth management product is earned over time and based on an annual percentage rate of the net asset value.  The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.  The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$43,456	$44,233	$43,877
Service Charges on Deposit Accounts	11,715	13,042	13,165
Fees, Exchange, and Other Service Charges	36,005	46,381	46,350
Annuity and Insurance	3,249	6,813	5,615
Other	8,626	9,633	9,652
Noninterest Income (in-scope of Topic 606)	103,051	120,102	118,659
Noninterest Income (out-of-scope of Topic 606)	81,358	63,236	50,264
Total Noninterest Income	$184,409	$183,338	$168,923

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

(dollars in thousands)		December 31, 2020	December 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$99,542	$100,838
Finance lease right-of-use assets	Premises and Equipment, Net	2,304	2,376
Total Lease Right-of-Use Assets		$101,846	$103,214

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$107,412	$108,210
Finance lease liabilities	Other Debt	10,481	10,565
Total Lease Liabilities		$117,893	$118,775

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

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	17.0 years	16.8 years
Finance leases	32.0 years	33.0 years
Weighted-average discount rate
Operating leases	3.61%	3.67%
Finance leases	7.04%	7.04%

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

(dollars in thousands)	2020	2019
Lease Costs
Operating lease cost	$12,281	$12,616
Variable lease cost	5,549	3,504
Short-term lease cost	587	591
Finance lease cost
Interest on lease liabilities [1]	741	747
Amortization of right-of-use assets	72	72
Sublease income	(7,804)	(8,281)
Net lease cost	$11,426	$9,249

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,349	$12,779
Operating cash flows from finance leases	741	747
Financing cash flows from finance leases	84	78
Right-of-use assets obtained in exchange for new operating lease liabilities	11,185	4,101
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

Rental expense for operating leases for the year ended December 31, 2018 was $19.3 million.  Sublease income for the year ended December 31, 2018 was $7.6 million.

On January 22, 2021, the Board of Directors of Bank of Hawaii Corporation approved the permanently closure of 12 branches primarily located within local supermarkets in order to increase efficiency and meet changing customer needs.  The branch closures are expected to be completed, subject to applicable regulatory requirements, by May 31, 2021.  As a result, the Company recorded a total charge of $5.6 million during the fourth quarter of 2020.  This aggregate charge included a $2.5 million impairment charge to write off the related ROU assets.  The adjustment to the related lease liabilities was not material.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2020, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2021	$825	$11,124
2022	825	10,627
2023	825	9,904
2024	825	9,190
2025	825	8,843
Thereafter	22,280	100,371
Total Future Minimum Lease Payments	26,405	150,059
Amounts Representing Interest	(15,924)	(42,647)
Present Value of Net Future Minimum Lease Payments	$10,481	$107,412

The Company, as lessor, leases and subleases certain properties to third party lessees.  Rental income for these operating leases were $10.3 million, $10.7 million, and $8.7 million for the years ended December 31, 2020, and December 31, 2019, and December 31, 2018, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2020, were as follows:

(dollars in thousands)	Minimum Rental Income
2021	$4,994
2022	4,019
2023	2,761
2024	1,361
2025	699
Thereafter	4,333
Total	$18,167

Note 24.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Income
Dividends from Bank of Hawaii	$134,000	$220,000	$185,000
Investment Securities Gains (Losses), Net	13,336	(850)	(819)
Other Income	154	261	198
Total Income	147,490	219,411	184,379
Noninterest Expense
Intercompany Salaries and Services	758	768	734
Other Expenses	1,864	1,682	1,701
Total Noninterest Expense	2,622	2,450	2,435
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	144,868	216,961	181,944
Income Tax Benefit (Expense)	(2,395)	1,818	2,229
Equity in Undistributed Income of Subsidiaries	11,331	7,134	35,429
Net Income	$153,804	$225,913	$219,602
Comprehensive Income	$192,738	$245,844	$210,751

Condensed Statements of Condition

(dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash with Bank of Hawaii	$66,704	$37,056
Investment Securities Held-to-Maturity	2,501	4,974
Goodwill	14,129	14,129
Other Assets	12,305	12,401
Equity in Net Assets of Subsidiaries	1,290,455	1,229,775
Total Assets	$1,386,094	$1,298,335

Liabilities
Income Taxes Payable	$974	$58
Other Liabilities	10,613	11,445
Total Liabilities	11,587	11,503
Shareholders' Equity	1,374,507	1,286,832
Total Liabilities and Shareholders' Equity	$1,386,094	$1,298,335

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating Activities
Net Income	$153,804	$225,913	$219,602
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	795	760	630
Net (Gains) Losses on Sales of Investment Securities	(13,336)	850	819
Equity in Undistributed Income of Subsidiaries	(11,331)	(7,134)	(35,429)
Net Change in Other Assets and Other Liabilities	(68)	(135)	870
Net Cash Provided by Operating Activities	129,864	220,254	186,492

Investing Activities
Proceeds from (Expenses related to) Sales of Investment Securities	18,336	4,259	(819)
Purchase of Investment Securities Held-to-Maturity	(2,501)	(4,933)	—
Net Cash Provided by (Used in) Investing Activities	15,835	(674)	(819)

Financing Activities
Proceeds from Issuance of Common Stock	9,389	7,872	7,873
Repurchase of Common Stock	(18,006)	(137,649)	(91,988)
Cash Dividends Paid	(107,434)	(105,478)	(98,496)
Net Cash Used in Financing Activities	(116,051)	(235,255)	(182,611)

Net Change in Cash and Cash Equivalents	29,648	(15,675)	3,062
Cash and Cash Equivalents at Beginning of Period	37,056	52,731	49,669
Cash and Cash Equivalents at End of Period	$66,704	$37,056	$52,731

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report.  Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

The Parent’s Board of Directors has determined that Mark A. Burak, John C. Erickson, Victor K. Nichols, and Raymond P. Vara, Jr., members of the Parent’s Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K.  All members on the Audit and Risk Committee are independent and are financially literate within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange, as applicable.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2020, December 31, 2019, and December 31, 2018

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, December 31, 2019, and December 31, 2018

Consolidated Statements of Condition – December 31, 2020, and December 31, 2019

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2020, December 31, 2019, and December 31, 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, December 31, 2019, and December 31, 2018

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

4.2	Description of Common Stock (incorporated by reference from Exhibit 4.2 to the 2020 10-K)

10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*

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

10.10

Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11

Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12

Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement  - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24

Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)*

10.30

Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.31

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

10.32

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2019 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 25, 2019).*

10.33

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 24, 2020).*

10.34

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Service-Based)(incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.35

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification on Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	InLine XBRL Taxonomy Extension Schema Document

101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2021

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho	S. Haunani Apoliona, Director
Chairman of the Board,
Chief Executive Officer, and President

/s/ Mark A. Burak	/s/ John C. Erickson
Mark A. Burak, Director	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle Hulst
Joshua D. Feldman, Director	Michelle Hulst, Director

/s/ Kent T. Lucien	/s/ Alicia E. Moy
Kent T. Lucien, Director	Alicia E. Moy, Director

/s/ Victor K. Nichols	/s/ Barbara J. Tanabe
Victor K. Nichols, Director	Barbara J. Tanabe, Director

/s/ Dana M. Tokioka	/s/ Raymond P. Vara, Jr.
Dana M. Tokioka, Director	Raymond P. Vara, Jr., Director

/s/ Robert W. Wo	/s/ Dean Y. Shigemura
Robert W. Wo, Director	Dean Y. Shigemura, Chief Financial Officer and Treasurer

/s/ Andrea Wilson Ignacio
Andrea Wilson Ignacio, Principal Accounting Officer