Form 10-Q
period 2021-03-31
BANK OF HAWAII CORP
filed 2021-04-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol	Name of each exchange on which registered
Common Stock	$.01 Par Value	BOH	New York Stock Exchange

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

Yes ☐  No ☒

As of April 20, 2021, there were 40,394,324 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2021	2020
Interest Income
Interest and Fees on Loans and Leases	$99,299	$108,210
Income on Investment Securities
Available-for-Sale	15,837	16,711
Held-to-Maturity	13,300	19,252
Deposits	7	9
Funds Sold	137	546
Other	185	218
Total Interest Income	128,765	144,946
Interest Expense
Deposits	4,329	14,260
Securities Sold Under Agreements to Repurchase	3,533	4,025
Funds Purchased	1	72
Short-Term Borrowings	—	39
Other Debt	333	584
Total Interest Expense	8,196	18,980
Net Interest Income	120,569	125,966
Provision for Credit Losses	(14,300)	33,600
Net Interest Income After Provision for Credit Losses	134,869	92,366
Noninterest Income
Trust and Asset Management	11,278	10,915
Mortgage Banking	5,862	2,695
Service Charges on Deposit Accounts	6,128	7,451
Fees, Exchange, and Other Service Charges	13,607	13,200
Investment Securities Gains (Losses), Net	(1,203)	(970)
Annuity and Insurance	702	928
Bank-Owned Life Insurance	1,917	1,580
Other	4,679	10,350
Total Noninterest Income	42,970	46,149
Noninterest Expense
Salaries and Benefits	56,251	54,463
Net Occupancy	9,090	8,955
Net Equipment	8,878	8,456
Data Processing	6,322	4,788
Professional Fees	3,406	3,208
FDIC Insurance	1,654	1,456
Other	13,264	14,986
Total Noninterest Expense	98,865	96,312
Income Before Provision for Income Taxes	78,974	42,203
Provision for Income Taxes	19,025	7,461
Net Income	$59,949	$34,742
Basic Earnings Per Share	$1.51	$0.88
Diluted Earnings Per Share	$1.50	$0.87
Dividends Declared Per Share	$0.67	$0.67
Basic Weighted Average Shares	39,827,590	39,681,611
Diluted Weighted Average Shares	40,071,477	39,916,986

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Net Income	$59,949	$34,742
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(50,050)	41,559
Defined Benefit Plans	441	374
Total Other Comprehensive Income (Loss)	(49,609)	41,933
Comprehensive Income	$10,340	$76,675

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Interest-Bearing Deposits in Other Banks	$4,506	$1,646
Funds Sold	1,101,631	333,022
Investment Securities
Available-for-Sale	4,024,763	3,791,689
Held-to-Maturity (Fair Value of $3,477,346 and $3,348,693)	3,464,360	3,262,727
Loans Held for Sale	18,320	82,565
Loans and Leases	12,140,703	11,940,020
Allowance for Credit Losses	(198,343)	(216,252)
Net Loans and Leases	11,942,360	11,723,768
Total Earning Assets	20,555,940	19,195,417
Cash and Due From Banks	286,717	279,420
Premises and Equipment, Net	198,107	199,695
Operating Lease Right-of-Use Assets	97,750	99,542
Accrued Interest Receivable	47,917	49,303
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	22,320	19,652
Goodwill	31,517	31,517
Bank-Owned Life Insurance	291,764	291,480
Other Assets	412,907	435,293
Total Assets	$21,947,271	$20,603,651
Liabilities
Deposits
Noninterest-Bearing Demand	$6,227,436	$5,749,612
Interest-Bearing Demand	4,379,243	4,040,733
Savings	7,474,580	6,759,213
Time	1,475,392	1,662,063
Total Deposits	19,556,651	18,211,621
Securities Sold Under Agreements to Repurchase	600,490	600,590
Other Debt	60,459	60,481
Operating Lease Liabilities	105,820	107,412
Retirement Benefits Payable	50,687	51,197
Accrued Interest Payable	4,109	5,117
Taxes Payable and Deferred Taxes	15,599	2,463
Other Liabilities	193,235	190,263
Total Liabilities	20,587,050	19,229,144
Shareholders’ Equity
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2021 - 58,553,365 /40,394,234 and December 31, 2020 - 58,285,624 / 40,119,312)	580	580
Capital Surplus	594,804	591,360
Accumulated Other Comprehensive Income (Loss)	(41,787)	7,822
Retained Earnings	1,844,057	1,811,979
Treasury Stock, at Cost (Shares; March 31, 2021 - 18,159,131 and December 31, 2020 - 18,166,312)	(1,037,433)	(1,037,234)
Total Shareholders’ Equity	1,360,221	1,374,507
Total Liabilities and Shareholders’ Equity	$21,947,271	$20,603,651

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2020	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

Balance as of December 31, 2019	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared ($0.67 per share)	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Operating Activities
Net Income	$59,949	$34,742
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(14,300)	33,600
Depreciation and Amortization	5,238	4,767
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(2,486)	462
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	8,878	5,164
Amortization of Operating Lease Right-of-Use Assets	2,839	3,114
Share-Based Compensation	2,780	1,497
Benefit Plan Contributions	(470)	(403)
Deferred Income Taxes	6,397	(6,942)
Net Gains on Sales of Loans and Leases	(6,558)	(1,956)
Net Losses (Gains) on Sales of Investment Securities	1,203	970
Proceeds from Sales of Loans Held for Sale	171,763	129,913
Originations of Loans Held for Sale	(102,017)	(110,415)
Net Tax Benefits from Share-Based Compensation	331	524
Net Change in Other Assets and Other Liabilities	48,860	(99,892)
Net Cash Provided by (Used In) Operating Activities	182,407	(4,855)
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	289,659	230,435
Purchases	(594,678)	(238,997)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	325,969	236,134
Purchases	(533,839)	(201,130)
Net Change in Loans and Leases	(204,500)	(364,878)
Purchases of Premises and Equipment	(3,649)	(12,607)
Net Cash Used in Investing Activities	(721,038)	(351,043)
Financing Activities
Net Change in Deposits	1,345,030	270,879
Net Change in Short-Term Borrowings	(100)	148,900
Repayments of Long-Term Debt	(22)	(25,020)
Proceeds from Issuance of Common Stock	2,704	3,658
Repurchase of Common Stock	(3,189)	(17,633)
Cash Dividends Paid	(27,026)	(26,835)
Net Cash Provided by Financing Activities	1,317,397	353,949
Net Change in Cash and Cash Equivalents	778,766	(1,949)
Cash and Cash Equivalents at Beginning of Period	614,088	558,658
Cash and Cash Equivalents at End of Period	$1,392,854	$556,709
Supplemental Information
Cash Paid for Interest	$9,204	$19,088
Cash Paid for Income Taxes	2,771	3,459

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

For pre-2015 investments, the Company utilized the effective yield method whereby the Company recognized tax credits generally over 10 years and amortized the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the Company.  Beginning January 1, 2015, new investments that meet the requirements of the proportional amortization are recognized based on this method.

Unfunded commitments to fund these low-income housing entities were $44.6 million and $53.0 million as of March 31, 2021, and December 31, 2020, respectively.  These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.  See Note 6 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  The balance of the Company’s investments in these entities was $138.4 million and $143.0 million as of March 31, 2021, and December 31, 2020, respectively, and is included in other assets in the consolidated statements of condition.

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

The Company also incorporates a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience.  The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration.  The asset quality review is reviewed by management and the results are used to consider a qualitative adjustment to the quantitative baseline.  After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

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

The Company also carries a limited portfolio of HTM municipal bonds.  As of March 31, 2021, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa2, with a portion of these bonds escrowed to maturity.  To estimate the expected credit losses, the Company utilized the probability of default (“PD”)/loss given default (“LGD”) methodology.  The PD, which represents the percentage likelihood that a bond will default over a given time period, is primarily based upon the bond’s current credit rating and maturity and computed using Moody’s rating transition matrix, which provides the probability of a rating migrating to default within a one-year period (adjustments are made for longer maturities).  The LGD, which represents the percentage of loss if a default occurs, is based on the median recovery rate for municipals according to Moody’s.  The Company’s exposure at default, represented by the carrying value of the municipal bond portfolio, is multiplied with the PD and the LGD to arrive at the expected credit loss.  Management may exercise discretion to make adjustments based on environmental factors.  As of March 31, 2021, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  As of March 31, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

Accrued Interest Receivable (“AIR”)

Upon adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” and its related amendments on January 1, 2020, the Company made the following elections regarding AIR:

•	Presenting AIR separately within another consolidated statements of condition line item.

•	Excluding AIR that is included in the amortized cost of financing receivables from related disclosure requirements.
•

Continuing our policy to write off AIR by reversing interest income.  For commercial loans, the write off typically occurs upon becoming 90 days past due.  For consumer loans, the write off typically occurs upon becoming 120 days past due.  Historically, the Company has not experienced uncollectible AIR on its investment securities.  However, the Company would generally write off AIR by reversing interest income if the Company does not reasonably expect to receive payments.  Due to the timely manner in which AIR is written off, the amounts of such write offs are immaterial.

•	Not measuring an allowance for credit losses for AIR due to the Company’s policy of writing off uncollectible AIR in a timely manner, as described above.
•

The Company began offering loan modifications to assist borrowers negatively impacted by the COVID-19 national emergency.  In general, the Company does not classify such loans as nonperforming and continues to accrue and recognize interest income during the forbearance period.  For these loans, the Company evaluates the need to record an allowance for the related AIR as any amounts that may become uncollectible may not be considered written off in a timely manner.  As of March 31, 2021, and December 31, 2020, the Company recorded an AIR allowance of $2.4 million and $2.7 million, respectively.  The allowance was recorded as a contra-asset against AIR with the offset to provision for credit losses.  In addition, the Company elected to deduct the AIR from the AIR allowance (rather than reversing interest income) when the AIR is deemed uncollectible, which generally occurs when the related loan is placed on nonaccrual status or is charged-off. See the Operating, Accounting and Reporting Considerations related to COVID-19 section below for further discussion on COVID-19 loan modifications.

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

Reserve for Unfunded Commitments (the “Unfunded Reserve”)

The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit.  However, a liability is not recognized for commitments unconditionally cancellable by the Company.  The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in provision for credit losses in the consolidated statements of income.  The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws.  Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken).  To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates.  If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw.  Loss rates are estimated by utilizing the same loss rates calculated for the Allowance general reserves.  For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including Hawaii and the Pacific Islands.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act, along with subsequent relief programs, provided substantial funding to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

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

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021.  The Company is a participant in the PPP.  See Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA.  Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

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

The Company, as lessor, granted lease concessions on some of its sales-type finance leases for equipment and automobiles.  Equipment lease concessions primarily consist of interest-only payments for a six-month period.  Regular lease payments resume after the six-month period and the maturity date is extended by six months.  Automobile lease concessions primarily consist of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continues to accrue during the deferral period.  As of March 31, 2021, the Company has not offered a material amount of concessions.

The Company, as lessor, leases and subleases real property to lessee tenants under operating leases.  As of March 31, 2021, no material lease concessions have been granted to lessees.  The Company, as lessee, also leases real estate property for branch locations, ATM locations, and office space.  As of March 31, 2021, the Company has not requested any lease concessions.

Accounting Standards Adopted in 2021

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.”  This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform are in the scope of ASC 848.  Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment.  The ASU also clarifies other aspects of ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting.  ASU 2021-01 is intended to reduce diversity in practice related to accounting for (1) modifications to the terms of affected derivatives and (2) existing hedging relationships in which the affected derivatives are designated as hedging instruments.  ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022, similar to the rest of the relief provided under ASC 848.  Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued.  The Company elected to adopt the guidance on contract modifications retrospectively as of October 1, 2020, and it did not have a material impact on the Company’s Consolidated Financial Statements.  As the Company currently does not utilize hedge accounting, the guidance on hedge accounting is not applicable.

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Interest-Bearing Deposits in Other Banks	$4,506	$1,646
Funds Sold	1,101,631	333,022
Cash and Due From Banks	286,717	279,420
Total Cash and Cash Equivalents	$1,392,854	$614,088

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$165,355	$408	$(541)	$165,222
Debt Securities Issued by States and Political Subdivisions	23,544	785	(4)	24,325
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	51	(1)	1,035
Debt Securities Issued by Corporations	219,493	3,589	(967)	222,115
Mortgage-Backed Securities:
Residential - Government Agencies	1,564,690	28,489	(7,834)	1,585,345
Residential - U.S. Government-Sponsored Enterprises	1,835,401	13,646	(41,118)	1,807,929
Commercial - Government Agencies	213,467	6,007	(682)	218,792
Total Mortgage-Backed Securities	3,613,558	48,142	(49,634)	3,612,066
Total	$4,022,935	$52,975	$(51,147)	$4,024,763
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,499	$—	$(166)	$7,333
Debt Securities Issued by States and Political Subdivisions	33,596	533	—	34,129
Debt Securities Issued by Corporations	11,287	209	—	11,496
Mortgage-Backed Securities:
Residential - Government Agencies	1,209,218	26,398	(13,732)	1,221,884
Residential - U.S. Government-Sponsored Enterprises	1,962,265	28,181	(25,499)	1,964,947
Commercial - Government Agencies	240,495	1,613	(4,551)	237,557
Total Mortgage-Backed Securities	3,411,978	56,192	(43,782)	3,424,388
Total	$3,464,360	$56,934	$(43,948)	$3,477,346
December 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,409	$427	$(591)	$174,245
Debt Securities Issued by States and Political Subdivisions	23,540	1,301	(1)	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	77	—	1,062
Debt Securities Issued by Corporations	220,717	4,844	(956)	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	33,657	(445)	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	21,254	(324)	1,518,283
Commercial - Government Agencies	243,029	10,868	(58)	253,839
Total Mortgage-Backed Securities	3,301,985	65,779	(827)	3,366,937
Total	$3,721,636	$72,428	$(2,375)	$3,791,689
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,500	$8	$(8)	$7,500
Debt Securities Issued by States and Political Subdivisions	33,763	741	—	34,504
Debt Securities Issued by Corporations	12,031	251	—	12,282
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	30,580	(29)	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	51,735	(291)	2,150,497
Commercial - Government Agencies	192,921	3,179	(200)	195,900
Total Mortgage-Backed Securities	3,209,433	85,494	(520)	3,294,407
Total	$3,262,727	$86,494	$(528)	$3,348,693

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $6.7 million and $6.6 million as of March 31, 2021, and December 31, 2020, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $7.1 million and $6.8 million as of March 31, 2021, and December 31, 2020, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2021.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$52,007	$51,965
Due After One Year Through Five Years	71,863	74,454
Due After Five Years Through Ten Years	121,056	121,972
	244,926	248,391
Debt Securities Issued by Government Agencies	164,451	164,306
Mortgage-Backed Securities:
Residential - Government Agencies	1,564,690	1,585,345
Residential - U.S. Government-Sponsored Enterprises	1,835,401	1,807,929
Commercial - Government Agencies	213,467	218,792
Total Mortgage-Backed Securities	3,613,558	3,612,066
Total	$4,022,935	$4,024,763
Held-to-Maturity:
Due in One Year or Less	33,595	34,128
Due After One Year Through Five Years	18,787	18,830
	52,382	52,958
Mortgage-Backed Securities:
Residential - Government Agencies	1,209,218	1,221,884
Residential - U.S. Government-Sponsored Enterprises	1,962,265	1,964,947
Commercial - Government Agencies	240,495	237,557
Total Mortgage-Backed Securities	3,411,978	3,424,388
Total	$3,464,360	$3,477,346

Investment securities with carrying values of $3.6 billion as of March 31, 2021, and December 31, 2020, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three months ended March 31, 2021, and March 31, 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Gross Gains on Sales of Investment Securities	$—	$77
Gross Losses on Sales of Investment Securities	(1,203)	(1,047)
Net Gains (Losses) on Sales of Investment Securities	$(1,203)	$(970)

The losses on sales of investment securities during the three months ended March 31, 2021, and March 31, 2020, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$2,833	$(10)	$96,248	$(531)	$99,081	$(541)
Debt Securities Issued by States and Political Subdivisions	482	(3)	25	(1)	507	(4)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	49	(1)	—	—	49	(1)
Debt Securities Issued by Corporations	39,224	(776)	74,809	(191)	114,033	(967)
Mortgage-Backed Securities:
Residential - Government Agencies	354,059	(7,613)	8,515	(221)	362,574	(7,834)
Residential - U.S. Government-Sponsored Enterprises	1,229,286	(41,118)	—	—	1,229,286	(41,118)
Commercial-Government Agencies	24,246	(682)	—	—	24,246	(682)
Total Mortgage-Backed Securities	1,607,591	(49,413)	8,515	(221)	1,616,106	(49,634)
Total	$1,650,179	$(50,203)	$179,597	$(944)	$1,829,776	$(51,147)

December 31, 2020
Available-for-Sale: [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$21,338	$(42)	$87,070	$(549)	$108,408	$(591)
Debt Securities Issued by States and Political Subdivisions	—	—	26	(1)	26	(1)
Debt Securities Issued by Corporations	65,000	(853)	50,000	(103)	115,000	(956)
Mortgage-Backed Securities:
Residential - Government Agencies	113,538	(222)	28,063	(223)	141,601	(445)
Residential - U.S. Government-Sponsored Enterprises	94,002	(324)	—	—	94,002	(324)
Commercial - Government Agencies	25,075	(58)	—	—	25,075	(58)
Total Mortgage-Backed Securities	232,615	(604)	28,063	(223)	260,678	(827)
Total	$318,953	$(1,499)	$165,159	$(876)	$484,112	$(2,375)

1  The fair value and gross unrealized losses as of December 31, 2020 have been updated to properly reflect the length of time they were in a continuous unrealized loss position.

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2021, which were comprised of 155 individual securities, represent a credit loss impairment.  The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased.  As of March 31, 2021, and December 31, 2020, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by the Ginnie Mae, Fannie Mae, and Freddie Mac.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2021.

The Company also carries a limited portfolio of HTM municipal bonds.  As of March 31, 2021, the entire portfolio consisted of State of Hawaii bonds carrying a Moody’s rating of Aa2, with a portion of these bonds escrowed to maturity.  Utilizing the CECL approach, the Company determined that the expected credit loss on its municipal bond portfolio was de minimis, and therefore, an allowance for credit losses was not recorded as of March 31, 2021.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2021, and March 31, 2020, were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Taxable	$28,856	$35,393
Non-Taxable	281	570
Total Interest Income from Investment Securities	$29,137	$35,963

As of March 31, 2021, and December 31, 2020, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Federal Home Loan Bank Stock	$12,000	$12,000
Federal Reserve Bank Stock	21,401	21,340
Total	$33,401	$33,340

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of March 31, 2021, the conversion ratio was 1.6228.  See Note 12 Derivative Financial Instruments for more information.

During the second quarter of 2020, the Company sold its remaining 80,214 Visa Class B Shares and recorded a $14.2 million gain on sale.  As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2021, and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial and Industrial	$2,013,981	$1,875,293
Commercial Mortgage	2,859,246	2,854,829
Construction	281,164	259,798
Lease Financing	104,980	110,766
Total Commercial	5,259,371	5,100,686
Consumer
Residential Mortgage	4,216,976	4,130,513
Home Equity	1,577,500	1,604,538
Automobile	710,407	708,800
Other [1]	376,449	395,483
Total Consumer	6,881,332	6,839,334
Total Loans and Leases	$12,140,703	$11,940,020

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $2.1 million and $3.2 million for the three months ended March 31, 2021, and March 31, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of March 31, 2021, and December 31, 2020, AIR for loans totaled $34.1 million and $35.9 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their eligible costs during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.  PPP loans are included in the Commercial and Industrial loan class. As of March 31, 2021, and December 31, 2020, PPP loans totaled $744.8 million (6,911 loans) and $528.1 million (4,435 loans), respectively.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2021, and March 31, 2020.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2021
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2020)	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(248)	(6,043)	(6,291)
Recoveries on Loans and Leases Previously Charged-Off	112	3,263	3,375
Net Loans and Leases Recovered (Charged-Off)	(136)	(2,780)	(2,916)
Provision for Credit Losses	(1,900)	(13,093)	(14,993)
Balance at End of Period	$82,811	$115,532	$198,343
Three Months Ended March 31, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2020)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(693)	(6,484)	(7,177)
Recoveries on Loans and Leases Previously Charged-Off	329	3,108	3,437
Net Loans and Leases Recovered (Charged-Off)	(364)	(3,376)	(3,740)
Provision for Credit Losses	13,339	20,261	33,600
Balance at End of Period	$67,987	$70,163	$138,150

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

For pass rated credits, risk ratings are certified at a minimum annually.  For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2021.

	Term Loans by Origination Year
(dollars in thousands)	YTD March 31, 2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2021
Commercial
Commercial and Industrial
Pass	$338,648	$868,969	$116,796	$116,999	$42,553	$106,466	$295,977	$720	$1,887,128
Special Mention	88	32,548	2,040	-	-	364	27,586	40	62,666
Classified	270	8,477	107	13,656	711	18,864	22,011	91	64,187
Total Commercial and Industrial	$339,006	$909,994	$118,943	$130,655	$43,264	$125,694	$345,574	$851	$2,013,981
Commercial Mortgage
Pass	$150,533	$830,847	$409,973	$340,907	$224,916	$651,705	$73,919	$-	$2,682,800
Special Mention	2,101	87,109	28,340	3,073	7,100	18,364	-	-	146,087
Classified	858	15,883	651	-	272	12,695	-	-	30,359
Total Commercial Mortgage	$153,492	$933,839	$438,964	$343,980	$232,288	$682,764	$73,919	$-	$2,859,246
Construction
Pass	$44,556	$106,654	$89,590	$11,272	$894	$-	$28,198	$-	$281,164
Total Construction	$44,556	$106,654	$89,590	$11,272	$894	$-	$28,198	$-	$281,164
Lease Financing
Pass	$4,324	$19,212	$19,450	$12,764	$3,441	$44,528	$-	$-	$103,719
Special Mention	-	31	47	92	36	78	-	-	284
Classified	-	-	16	961	-	-	-	-	977
Total Lease Financing	$4,324	$19,243	$19,513	$13,817	$3,477	$44,606	$-	$-	$104,980
Total Commercial	$541,378	$1,969,730	$667,010	$499,724	$279,923	$853,064	$447,691	$851	$5,259,371
Consumer
Residential Mortgage
Pass	$461,424	$1,258,849	$507,084	$259,764	$401,540	$1,325,854	$-	$-	$4,214,515
Classified	-	-	294	403	913	851	-	-	2,461
Total Residential Mortgage	$461,424	$1,258,849	$507,378	$260,167	$402,453	$1,326,705	$-	$-	$4,216,976
Home Equity
Pass	$-	$-	$-	$-	$-	$4,233	$1,531,403	$35,016	$1,570,652
Classified	-	-	-	-	-	74	5,640	1,134	6,848
Total Home Equity	$-	$-	$-	$-	$-	$4,307	$1,537,043	$36,150	$1,577,500
Automobile
Pass	$78,416	$198,814	$194,351	$140,735	$58,966	$38,521	$-	$-	$709,803
Classified	-	142	128	112	122	100	-	-	604
Total Automobile	$78,416	$198,956	$194,479	$140,847	$59,088	$38,621	$-	$-	$710,407
Other[1]
Pass	$23,146	$65,620	$132,730	$81,022	$32,567	$9,534	$29,581	$1,421	$375,621
Classified	-	149	294	218	72	30	60	5	828
Total Other	$23,146	$65,769	$133,024	$81,240	$32,639	$9,564	$29,641	$1,426	$376,449
Total Consumer	$562,986	$1,523,574	$834,881	$482,254	$494,180	$1,379,197	$1,566,684	$37,576	$6,881,332
Total Loans and Leases	$1,104,364	$3,493,304	$1,501,891	$981,978	$774,103	$2,232,261	$2,014,375	$38,427	$12,140,703

[1]	Comprised of other revolving credit, installment, and lease financing.

For the three months ended March 31, 2021, and March 31, 2020, $0.9 million and $0.6 million revolving loans, respectively, were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2021, and December 31, 2020.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of March 31, 2021
Commercial
Commercial and Industrial	$3,398	$70	$9	$293	$3,770	$2,010,211	$2,013,981	$257
Commercial Mortgage	—	—	—	8,503	8,503	2,850,743	2,859,246	4,959
Construction	—	—	—	—	—	281,164	281,164	—
Lease Financing	—	—	—	—	—	104,980	104,980	—
Total Commercial	3,398	70	9	8,796	12,273	5,247,098	5,259,371	5,216
Consumer
Residential Mortgage	3,510	3,111	4,069	1,804	12,494	4,204,482	4,216,976	404
Home Equity	4,568	2,328	4,906	4,951	16,753	1,560,747	1,577,500	882
Automobile	5,422	1,157	604	—	7,183	703,224	710,407	—
Other [1]	4,650	1,237	828	—	6,715	369,734	376,449	—
Total Consumer	18,150	7,833	10,407	6,755	43,145	6,838,187	6,881,332	1,286
Total	$21,548	$7,903	$10,416	$15,551	$55,418	$12,085,285	$12,140,703	$6,502

As of December 31, 2020
Commercial
Commercial and Industrial	$191	$59	$—	$441	$691	$1,874,602	$1,875,293	$285
Commercial Mortgage	—	—	—	8,527	8,527	2,846,302	2,854,829	4,983
Construction	—	—	—	—	—	259,798	259,798	—
Lease Financing	—	—	—	—	—	110,766	110,766	—
Total Commercial	191	59	—	8,968	9,218	5,091,468	5,100,686	5,268
Consumer
Residential Mortgage	4,049	2,083	5,274	3,223	14,629	4,115,884	4,130,513	2,100
Home Equity	3,423	3,378	3,187	3,958	13,946	1,590,592	1,604,538	987
Automobile	6,358	2,215	925	—	9,498	699,302	708,800	—
Other [1]	2,556	1,612	1,160	—	5,328	390,155	395,483	—
Total Consumer	16,386	9,288	10,546	7,181	43,401	6,795,933	6,839,334	3,087
Total	$16,577	$9,347	$10,546	$16,149	$52,619	$11,887,401	$11,940,020	$8,355

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2021, and December 31, 2020.

	March 31, 2021			December 31, 2020
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$293	$—	$293	$441	$—	$441
Commercial Mortgage	8,503	—	8,503	8,527	—	8,527
Total Commercial	8,796	—	8,796	8,968	—	8,968
Consumer
Residential Mortgage	1,679	125	1,804	3,096	127	3,223
Home Equity	4,951	—	4,951	3,958	—	3,958
Total Consumer	6,630	125	6,755	7,054	127	7,181
Total	$15,426	$125	$15,551	$16,022	$127	$16,149

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $84.1 million as of March 31, 2021, and $72.5 million as of December 31, 2020.  There were $0.3 million and $0.5 million commitments to lend additional funds on loans modified in a TDR as of March 31, 2021, and December 31, 2020, respectively.

The Company offers various types of concessions when modifying a loan or lease.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a co-borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR generally include fully amortizing the loan for up to 40 years from the modification effective date.  In some cases, the Company may forbear a portion of the unpaid principal balance with a balloon payment due upon maturity or pay-off of the loan.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loan modifications usually involve extending the interest-only monthly payments up to an additional five years with a balloon payment due at maturity, or re-amortizing the remaining balance over a period up to 360 months.  Interest rates are not changed for land loan modifications.  Home equity modifications are made infrequently and are uniquely designed to meet the specific needs of each borrower.  Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2021, and March 31, 2020.

	Loans Modified as a TDR for the Three Months Ended March 31, 2021			Loans Modified as a TDR for the Three Months Ended March 31, 2020
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	5	$112	$1	2	$99	$2
Total Commercial	5	112	1	2	99	2
Consumer
Home Equity	1	52	4	—	—	—
Automobile	394	8,287	115	52	893	14
Other [2]	214	1,965	79	31	240	10
Total Consumer	609	10,304	198	83	1,133	24
Total	614	$10,416	$199	85	$1,232	$26

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2021, and March 31, 2020, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	18	$281	18	$176
Other [2]	4	27	5	50
Total Consumer	22	308	23	226
Total	22	$308	23	$226

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications in response to COVID-19

The Company initially offered short-term loan modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  See Note 1 Summary of Significant Accounting Policies for more information.

The Company, as lessor, also granted short-term lease concessions on some of its sales-type finance leases for equipment and automobiles.  The concessions primarily consists of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continues to accrue, and in certain cases paid during the deferral period.  Additional rounds of lease concessions were not material.  See Note 1 Summary of Significant Accounting Policies for more information.

These COVID-19 related loan and lease modifications totaled $271.0 million (118 loans and leases) for the commercial segment and $51.1 million (419 loans and leases) for the consumer segment and $311.6 million (210 loans and leases) for the commercial segment and $178.1 million (1,920 loans and leases) for the consumer segment as of March 31, 2021, and December 31, 2020, respectively.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.5 million as of March 31, 2021.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.8 billion as of March 31, 2021, and December 31, 2020, respectively.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 14 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.6 million and $1.9 million for the three months ended March 31, 2021, and March 31, 2020, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2021, and March 31, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at Beginning of Period	$958	$1,126
Change in Fair Value:
Due to Payoffs	(39)	(25)
Total Changes in Fair Value of Mortgage Servicing Rights	(39)	(25)
Balance at End of Period	$919	$1,101

For the three months ended March 31, 2021, and March 31, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at Beginning of Period	$18,694	$23,896
Servicing Rights that Resulted From Asset Transfers	1,680	1,165
Amortization	(1,163)	(1,112)
Valuation Allowance Recovery (Provision)	2,190	(2,513)
Balance at End of Period	$21,401	$21,436
Valuation Allowance:
Balance at Beginning of Period	$(3,892)	$—
Valuation Allowance Recovery (Provision)	2,190	(2,513)
Balance at End of Period	$(1,702)	$(2,513)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$18,694	$25,714
End of Period	$21,401	$21,436

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Weighted-Average Constant Prepayment Rate [1]	11.27%	14.42%
Weighted-Average Life (in years)	6.03	4.99
Weighted-Average Note Rate	3.79%	3.87%
Weighted-Average Discount Rate [2]	6.88%	5.81%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2021, and December 31, 2020, is presented in the following table.

(dollars in thousands)	March 31, 2021	December 31, 2020
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(251)	$(203)
Decrease in fair value from 50 bps adverse change	(498)	(401)
Discount Rate
Decrease in fair value from 25 bps adverse change	(226)	(184)
Decrease in fair value from 50 bps adverse change	(447)	(365)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $134.8 million and $138.9 million as of March 31, 2021, and December 31, 2020, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2021, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2021	$15,122
2022	6,757
2023	19,025
2024	173
2025	56
Thereafter	3,424
Total Unfunded Commitments	$44,557

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2021, and March 31, 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Effective Yield Method
Tax credits and other tax benefits recognized	$2,151	$2,938
Amortization Expense in Provision for Income Taxes	1,692	2,147
Proportional Amortization Method
Tax credits and other tax benefits recognized	$2,591	$1,523
Amortization Expense in Provision for Income Taxes	2,326	1,318

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2021, and March 31, 2020.

Note 7.  Balance Sheet Offsetting

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions.  The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $11.6 million and $17.2 million as of March 31, 2021, and December 31, 2020, respectively.  See Note 12 Derivative Financial Instruments for more information.

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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2021, and December 31, 2020, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	77,117	17,352	94,469
Residential - U.S. Government-Sponsored Enterprises	—	—	497,883	7,648	505,531
Total	$—	$—	$575,000	$25,490	$600,490
December 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$100	$—	$—	$490	$590
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	83,599	20,210	103,809
Residential - U.S. Government-Sponsored Enterprises	—	—	491,401	4,790	496,191
Total	$100	$—	$575,000	$25,490	$600,590

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of March 31, 2021, and December 31, 2020.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
March 31, 2021
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$11,627	$—	$11,627	$—	$7,071	$4,556
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	490	—	490	—	490	—
	$600,490	$—	$600,490	$—	$600,490	$—
December 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,202	—	17,202	5	7,911	9,286
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	590	—	590	—	590	—
	$600,590	$—	$600,590	$—	$600,590	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $631.1 million and $635.2 million as of March 31, 2021, and December 31, 2020, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $2.2 million and $2.5 million as of March 31, 2021, and December 31, 2020, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2021, and March 31, 2020:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(68,225)	$(18,082)	$(50,143)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	125	32	93
Net Unrealized Gains (Losses) on Investment Securities	(68,100)	(18,050)	(50,050)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	662	177	485
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	601	160	441
Other Comprehensive Income (Loss)	$(67,499)	$(17,890)	$(49,609)

Three Months Ended March 31, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$56,556	$14,989	$41,567
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	65	17	48
Net Unrealized Gains (Losses) on Investment Securities	56,544	14,985	41,559
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	570	152	418
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$57,053	$15,120	$41,933

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021, and March 31, 2020:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(50,143)	—	—	(50,143)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	93	441	534
Total Other Comprehensive Income (Loss)	(50,143)	93	441	(49,609)
Balance at End of Period	$1,352	$(330)	$(42,809)	$(41,787)

Three Months Ended March 31, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	41,567	—	—	41,567
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	48	374	366
Total Other Comprehensive Income (Loss)	41,511	48	374	41,933
Balance at End of Period	$49,870	$(667)	$(38,382)	$10,821

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021, and March 31, 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(125)	$(65)	Interest Income
	32	17	Provision for Income Tax
	(93)	(48)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	77	Investment Securities Gains (Losses), Net
	—	(21)	Provision for Income Tax
	—	56	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	61
Net Actuarial Losses [2]	(662)	(570)
	(601)	(509)	Total Before Tax
	160	135	Provision for Income Tax
	(441)	(374)	Net of Tax

Total Reclassifications for the Period	$(534)	$(366)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 11 Pension Plans and Postretirement Benefit Plan for additional details).

Note 9.  Earnings Per Share

There were no adjustments to net income, the numerator, for purposes of computing earnings per share.  The following is a reconciliation of the weighted average number of common shares outstanding for computing diluted earnings per share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2021, and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Denominator for Basic Earnings Per Share	39,827,590	39,681,611
Dilutive Effect of Equity Based Awards	243,887	235,375
Denominator for Diluted Earnings Per Share	40,071,477	39,916,986
Antidilutive Stock Options and Restricted Stock Outstanding	267,741	106,602

Note 10.  Business Segments

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 63 branch locations and 361 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three months ended March 31, 2021, and March 31, 2020, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2021
Net Interest Income	$69,762	$47,143	$3,664	$120,569
Provision for Credit Losses	2,866	50	(17,216)	(14,300)
Net Interest Income After Provision for Credit Losses	66,896	47,093	20,880	134,869
Noninterest Income	33,698	7,858	1,414	42,970
Noninterest Expense	(78,181)	(15,677)	(5,007)	(98,865)
Income Before Provision for Income Taxes	22,413	39,274	17,287	78,974
Provision for Income Taxes	(5,474)	(9,558)	(3,993)	(19,025)
Net Income	$16,939	$29,716	$13,294	$59,949
Total Assets as of March 31, 2021	$7,556,756	$5,224,386	$9,166,129	$21,947,271

Three Months Ended March 31, 2020[1]
Net Interest Income	$73,914	$45,237	$6,815	$125,966
Provision for Credit Losses	3,451	290	29,859	33,600
Net Interest Income After Provision for Credit Losses	70,463	44,947	(23,044)	92,366
Noninterest Income	32,590	11,735	1,824	46,149
Noninterest Expense	(70,746)	(17,346)	(8,220)	(96,312)
Income Before Provision for Income Taxes	32,307	39,336	(29,440)	42,203
Provision for Income Taxes	(8,116)	(9,555)	10,210	(7,461)
Net Income	$24,191	$29,781	$(19,230)	$34,742
Total Assets as of March 31, 2020[1]	$7,388,217	$4,728,651	$6,425,365	$18,542,233

1 Certain prior period information has been reclassified to conform to current presentation.

Note 11.  Pension Plans and Postretirement Benefit Plan

Components of net periodic benefit cost for the Company’s pension plans and the postretirement benefit plan are presented in the following table for the three months ended March 31, 2021, and March 31, 2020.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020
Three Months Ended March 31,
Service Cost	$—	$—	$176	$151
Interest Cost	727	900	206	231
Expected Return on Plan Assets	(1,148)	(1,258)	—	—
Amortization of:
Prior Service Credit	—	—	(61)	(61)
Net Actuarial Losses	662	570	—	—
Net Periodic Benefit Cost	$241	$212	$321	$321

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the consolidated statements of income for the Company’s pension plans and postretirement benefit plan.  For the three months ended March 31, 2021, the Company contributed $0.1 million  to the pension plans and $0.3 million  to the postretirement benefit plan.  The Company expects to contribute a total of $0.4 million to the pension plans and $1.2 million to the postretirement benefit plan for the year ending December 31, 2021.

Note 12.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$100,322	$2,704	$102,881	$4,947
Forward Commitments	102,778	748	158,759	(740)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,370,386	24,416	1,362,778	90,130
Pay Fixed/Receive Variable Swaps	1,370,386	(11,627)	1,362,778	(17,197)
Foreign Exchange Contracts	88,919	2,345	90,587	866
Conversion Rate Swap Agreement	129,020	—	133,286	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2021, and December 31, 2020:

Derivative Financial Instruments	March 31, 2021		December 31, 2020
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,704	$—	$4,947	$—
Forward Commitments	794	46	—	740
Interest Rate Swap Agreements	42,339	29,561	90,342	17,409
Foreign Exchange Contracts	1,140	2,395	878	12
Total	$46,977	$32,002	$96,167	$18,161

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2021, and March 31, 2020:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2021	2020
Interest Rate Lock Commitments	Mortgage Banking	$773	$6,303
Forward Commitments	Mortgage Banking	3,227	(2,184)
Interest Rate Swap Agreements	Other Noninterest Income	1,604	6,438
Foreign Exchange Contracts	Other Noninterest Income	271	714
Total		$5,875	$11,271

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

As of March 31, 2021, and December 31, 2020, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

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

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2021, and December 31, 2020, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

Note 13.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of March 31, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Unfunded Commitments to Extend Credit	$2,837,258	$2,787,123
Standby Letters of Credit	102,531	100,186
Commercial Letters of Credit	11,321	10,511
Total Credit Commitments	$2,951,110	$2,897,820

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

Contingencies

On September 9, 2016, a purported class action lawsuit was filed by a Bank customer primarily alleging Bank of Hawaii’s practice of determining whether consumer deposit accounts were overdrawn based on “available balance” (which deducts debit card transactions that have taken place but which have not yet been posted) was not properly applied or disclosed to customers.  On December 6, 2019, the parties executed a settlement agreement subject to court approval.  The settlement provides for forgiveness of certain related and previously charged off overdraft fees, and a payment by the Company of $8.0 million into a class settlement fund the proceeds of which will be used to refund class members, and to pay attorneys’ fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Company.  As of December 31, 2020, the Company had reserved $8.0 million relating to this claim.  On December 22, 2020, the Court issued an Order Granting Final Approval of Class Action Settlement and the settlement became effective on January 21, 2021.  Refunds to current customers were issued by the Bank on January 26, 2021, and the Claims Administrator is in the process of issuing refunds to class members with closed accounts.

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

Risks Related to Representation and Warranty Provisions

The Company sells residential mortgage loans in the secondary market primarily to the Federal National Mortgage Association (“Fannie Mae”).  The Company also pools Federal Housing Administration (“FHA”) insured and U.S. Department of Veterans Affairs (“VA”) guaranteed residential mortgage loans for sale to the Government National Mortgage Corporation (“Ginnie Mae”).  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.  As of March 31, 2021, the unpaid principal balance of residential mortgage loans sold by the Company was $2.4 billion.  The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met.  Some agreements may require the Company to repurchase delinquent loans.  Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan-by-loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  During the three months ended March 31, 2021, there were $0.6 million in residential mortgage loans repurchased as a result of the representation and warranty provisions contained in the applicable contract.  As of March 31, 2021, there was no pending repurchase requests related to representation and warranty provisions.

Risks Relating to Residential Mortgage Loan Servicing Activities

In addition to servicing loans in the Company’s portfolio, substantially all of the loans the Company sells to investors are sold with servicing rights retained.  The Company also services loans originated by other mortgage loan originators.  As servicer, the Company’s primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or, to the extent consistent with the documents governing a securitization, consider alternatives to foreclosure, such as loan modifications or short sales.  Each agreement under which the Company acts as servicer generally specifies a standard of responsibility for actions taken by the Company in such capacity and provides protection against expenses and liabilities incurred by the Company when acting in compliance with the respective servicing agreements.  However, if the Company commits a material breach of obligations as servicer, the Company may be subject to termination if the breach is not cured within a specified period following notice.  The standards governing servicing and the possible remedies for violations of such standards vary by investor.  These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Company.  Remedies could include repurchase of an affected loan.  For the three months ended March 31, 2021, there were no loans repurchased related to loan servicing activities.  As of March 31, 2021, there were no pending repurchase requests related to loan servicing activities.

Although to date repurchase requests related to representation and warranty provisions and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans.  However, as of March 31, 2021, management believes that this exposure is not material due to the historical level of repurchase requests and loss trends and thus has not established a liability for losses related to mortgage loan repurchases.  As of March 31, 2021, 99% of the Company’s residential mortgage loans serviced for investors were current.  The Company maintains ongoing communications with investors and continues to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in the loans sold to investors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury, as quoted prices were available, unadjusted, for identical securities in active markets.  Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies and government sponsored enterprises.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  In October 2020, the Company revised its discounted cash flow valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) to align with changes made by central clearinghouses when they migrated from the Effective Federal Funds Rate to the Secured Overnight Financing Rate for discounting, price alignment, and margining purposes.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.  The valuation methodology for uncleared interest rate swaps remains based on the Effective Federal Funds Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of March 31, 2021, and December 31, 2020, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 12 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$916	$164,306	$—	$165,222
Debt Securities Issued by States and Political Subdivisions	—	24,325	—	24,325
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,035	—	1,035
Debt Securities Issued by Corporations	—	222,115	—	222,115
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,585,345	—	1,585,345
Residential - U.S. Government-Sponsored Enterprises	—	1,807,929	—	1,807,929
Commercial - Government Agencies	—	218,792	—	218,792
Total Mortgage-Backed Securities	—	3,612,066	—	3,612,066
Total Investment Securities Available-for-Sale	916	4,023,847	—	4,024,763
Loans Held for Sale	—	18,320	—	18,320
Mortgage Servicing Rights	—	—	919	919
Other Assets	54,612	—	—	54,612
Derivatives [1]	—	1,934	45,043	46,977
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2021	$55,528	$4,044,101	$45,962	$4,145,591
Liabilities:
Derivatives [1]	$—	$2,441	$29,561	$32,002
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2021	$—	$2,441	$29,561	$32,002
December 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$921	$173,324	$—	$174,245
Debt Securities Issued by States and Political Subdivisions	—	24,840	—	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,062	—	1,062
Debt Securities Issued by Corporations	—	224,605	—	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,594,815	—	1,594,815
Residential - U.S. Government-Sponsored Enterprises	—	1,518,283	—	1,518,283
Commercial - Government Agencies	—	253,839	—	253,839
Total Mortgage-Backed Securities	—	3,366,937	—	3,366,937
Total Investment Securities Available-for-Sale	921	3,790,768	—	3,791,689
Loans Held for Sale	—	82,565	—	82,565
Mortgage Servicing Rights	—	—	658	658
Other Assets	53,410	—	—	53,410
Derivatives [1]	—	878	95,289	96,167
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020	$54,331	$3,874,211	$95,947	$4,024,489
Liabilities:
Derivatives [1]	$—	$752	$17,409	$18,161
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020	$—	$752	$17,409	$18,161

[1]	The fair value of each class of derivatives is shown in Note 12 Derivative Financial Instruments.

For the three months ended March 31, 2021, and March 31, 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2021
Balance as of January 1, 2021	$958	77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	874
Transfers to Loans Held for Sale		(3,016)
Variation Margin Payments	—	(60,256)
Balance as of March 31, 2021	$919	15,482
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2021	$—	$15,482

Three Months Ended March 31, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(25)	6,172
Transfers to Loans Held for Sale	—	(3,653)
Variation Margin Payments	—	55,588
Balance as of March 31, 2020	$1,101	$80,680
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2020	$—	$80,680

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2021, and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
March 31, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.67%	-	12.98%	11.27%	$22,320
		Discount Rate	5.99%	-	6.96%	6.88%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	99.00%	92.19%	$2,704
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.15%	$12,778

December 31, 2020
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.71%	-	15.89%	14.42%	$19,652
		Discount Rate	5.69%	-	6.28%	5.81%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	90.76%	$4,947
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.29%	$72,933

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2021, and December 31, 2020.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,401	$(1,702)

December 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$18,694	$(3,892)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value.  As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

During the fourth quarter of 2020, the Company recorded a total impairment charge of $7.0 million to write-down the net book value of 12 branches, cash-only ATMs, and a residual value of a leveraged lease. The impairment charge (included in net occupancy expense $3.6 million, interest and fees on loans and leases $3.0 million, and net equipment expense $0.4 million in the Company's consolidated statements of income) was recorded in the fourth quarter of 2020.  The Company fully wrote-down the net book value of right-of-use assets and lease hold improvements due to the decision to close 12 branches. The carrying value of the ATMs and leveraged lease were reduced to estimated fair value less cost to sell based on recent appraisals, market conditions, and/or management judgment. Due to the use of significant unobservable inputs combined with significant management judgment regarding the fair value of these assets, the carrying value was deemed a Level 3 measurement.

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

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2021
Loans Held for Sale	$18,320	$18,003	$317

December 31, 2020
Loans Held for Sale	$82,565	$78,577	$3,988

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2021, and March 31, 2020, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2021, and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,464,360	$3,477,346	$7,333	$3,470,011	$—
Loans [1]	11,758,861	12,058,054	—	—	12,058,054
Financial Instruments - Liabilities
Time Deposits	1,475,392	1,478,713	—	1,478,713	—
Securities Sold Under Agreements to Repurchase	600,490	637,399	—	637,399	—
Other Debt [2]	50,000	51,019	—	51,019	—
December 31, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,262,727	$3,348,693	$7,500	$3,341,193	$—
Loans [1]	11,536,011	12,019,151	—	—	12,019,151
Financial Instruments - Liabilities
Time Deposits	1,662,063	1,667,774	—	1,667,774	—
Securities Sold Under Agreements to Repurchase	600,590	649,039	—	649,039	—
Other Debt [2]	50,000	51,546	—	51,546	—

[1]	Carrying amount is net of unearned income and the Allowance.
[2]	Excludes finance lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic and current reports filed with the SEC.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2020.

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

Hawaii Economy

The COVID-19 pandemic has had and is continuing to have an impact on the Hawaii economy.  The actions taken by the State of Hawaii beginning in March 2020 were imposed to mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii.  Prior to the COVID-19 pandemic, at risk industries of leisure and hospitality represented 19% of jobs and 10% of Hawaii’s GDP.  Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.   Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy, supplying about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite COVID-19.  Hawaii’s large retiree population also contributes to a stable economic base.  The U.S. government has enacted several stimulus programs to counteract the economic disruptions caused by the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, Paycheck Protection Program (“PPP”), Consolidated Appropriations Act (“CAA”), and American Rescue Plan (“ARP”).  Notwithstanding, the Hawaii economy will likely continue to face significant challenges.

We have taken and continue to take significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we initially provided payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months.  We waived associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers that continued to make interest payments, we provided six months of principal deferral, or alternatively, three months of interest or interest and principal deferral.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.

The Bank continues to responsibly lend to qualified consumer and commercial customers. We continue to participate in the SBA’s Small Business Paycheck Protection Program.  As of March 31, 2021, the Bank had 6,911 PPP loans totaling $744.8 million.

Earnings Summary

Net income for the first quarter of 2021 was $59.9 million, an increase of $25.2 million or 73% compared to the same period in 2020.  Diluted earnings per share was $1.50 for the first quarter of 2021, an increase of $0.63 or 72% compared to the same period in 2020.

The Company’s higher earnings for the first quarter of 2021 were primarily due to the following:

•

We recorded a $14.3 million negative provision for credit losses in the first quarter of 2021 compared to a $33.6 million provision recorded in the same period in 2020.  This decrease was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Mortgage banking income increased by $3.2 million in the first quarter of 2021 compared to the same period in 2020.  The increase was primarily due to valuation adjustments recorded for our mortgage servicing rights accounted for using the amortization method.   During the first quarter of 2021, we recognized a $2.2 million valuation allowance recovery to our mortgage servicing rights compared to a $2.5 million valuation impairment to our mortgage servicing rights recorded in first quarter of 2020.

•

Total other expenses for the first quarter of 2021 were $13.3 million, a decrease of $1.7 million or 11% compared to the same period in 2020.  This decrease was due to decreases in broker’s charges ($0.5 million), insurance ($0.5 million), delivery and postage services ($0.3 million), merchant transaction and card processing fees ($0.3 million), and amortization of solar energy partnership investments ($0.2 million).

This increase was partially offset by the following:

•

The provision for income taxes for the first quarter of 2021 was $19.0 million, an increase of $11.6 million compared to the same period in 2020 primarily due to higher pretax income while favorable book-tax differences and tax credits were relatively constant.  The effective tax rate for the first quarter of 2021 was 24.09%, compared to 17.68% for the same period in 2020.  The effective tax rate for the first quarter of 2020 was favorably impacted by a $0.6 million tax benefit from an early buyout of our equity interest in a leveraged lease.

•

Other income for the first quarter of 2021 was $4.7 million, a decrease of $5.7 million or 55% compared to the same period in 2020.  This decrease was primarily due to a $5.2 million decrease in fees related to our customer interest rate swap derivatives coupled with a $0.4 million decrease in foreign currency transactions.

•

Net interest income was $120.6 million for the first quarter of 2021, a decrease of $5.4 million or 4% compared to the same period in 2020.  This decrease was primarily due to lower yields on investment securities and loans and leases.  Net interest margin was 2.43% in the first quarter of 2021, a 53 basis point decrease from the same period in 2020.

•

Total salaries and benefits expense for the first quarter of 2021 was $56.3 million, an increase of $1.8 million or 3% compared to the same period in 2020, primarily due to a $5.7 million increase in incentive compensation coupled with a $1.3 million decrease in share-based compensation.  These increases were partially offset by a $2.8 million decrease in separation expense.

•

Data processing expenses for the first quarter of 2021 was $6.4 million, an increase of $1.6 million compared to the same period in 2020.  This increase was primarily due to the rollout of contactless cards in the first quarter of 2021.

•

Service charges on deposit accounts for the first quarter of 2021 was $6.1 million, a decrease of $1.3 million or 18% compared to the same period in 2020. This decrease was primarily due to a decrease in overdraft fees.

We maintained a strong balance sheet during the first quarter of 2021, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital highlighted by the following.

•	Total loans and leases were $12.1 billion as of March 31, 2021, of an increase $200.7 million or 2% from December 31, 2020, primarily due to growth in our commercial lending portfolio.
•

The Allowance for Credit Losses (the “Allowance”) was $198.3 million as of March 31, 2021, a decrease of $17.9 million or 8% from December 31, 2020.  The Allowance represented 1.63% of total loans and leases outstanding as of March 31, 2021, and 1.81% of total loans and leases outstanding as of December 31, 2020.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of our investment securities portfolio was $7.5 billion, an increase of $434.7 million or 6% compared to December 31, 2020.  Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $19.6 billion as of March 31, 2021, an increase of $1.3 billion or 7% from December 31, 2020, primarily due to an increase in commercial and consumer deposits.
•

Total shareholders’ equity was $1.4 billion as of March 31, 2021, a decrease of $14.3 million or 1% from December 31, 2020.  While we continued to return capital to our shareholders in the form of dividends, in March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  During the first three months of 2021, we acquired 35,983 shares of our common stock at a total cost of $3.2 million from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan.

•	Cash dividends of $27.0 million were distributed during the first quarter of 2021.

Our financial highlights are presented in Table 1.

Financial Highlights		Table 1
	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2021	2020
For the Period:
Operating Results
Net Interest Income	$120,569	$125,966
Provision for Credit Losses	(14,300)	33,600
Total Noninterest Income	42,970	46,149
Total Noninterest Expense	98,865	96,312
Net Income	59,949	34,742
Basic Earnings Per Share	1.51	0.88
Diluted Earnings Per Share	1.50	0.87
Dividends Declared Per Share	0.67	0.67
Performance Ratios
Return on Average Assets	1.15%	0.77%
Return on Average Shareholders’ Equity	17.65	10.64
Efficiency Ratio [1]	60.45	55.96
Net Interest Margin [2]	2.43	2.96
Dividend Payout Ratio [3]	44.37	76.14
Average Shareholders’ Equity to Average Assets	6.51	7.21
Average Balances
Average Loans and Leases	$11,952,587	$11,060,707
Average Assets	21,150,670	18,222,602
Average Deposits	18,665,222	15,817,745
Average Shareholders’ Equity	1,377,272	1,313,848
Market Price Per Share of Common Stock
Closing	$89.49	$54.91
High	99.10	95.53
Low	75.65	46.70

	March 31, 2021	December 31, 2020
As of Period End:
Balance Sheet Totals
Loans and Leases	$12,140,703	$11,940,020
Total Assets	21,947,271	20,603,651
Total Deposits	19,556,651	18,211,621
Other Debt	60,459	60,481
Total Shareholders’ Equity	1,360,221	1,374,507
Asset Quality
Non-Performing Assets	$17,883	$18,481
Allowance for Credit Losses	198,343	216,252
Allowance to Loans and Leases Outstanding	1.63%	1.81%
Capital Ratios
Common Equity Tier 1 Capital Ratio	12.35%	12.06%
Tier 1 Capital Ratio	12.35	12.06
Total Capital Ratio	13.61	13.31
Tier 1 Leverage Ratio	6.61	6.71
Total Shareholders’ Equity to Total Assets	6.20	6.67
Tangible Common Equity to Tangible Assets [4]	6.06	6.53
Tangible Common Equity to Risk-Weighted Assets [4]	11.78	11.89
Non-Financial Data
Full-Time Equivalent Employees	2,058	2,022
Branches	63	65
ATMs	361	357

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
[3]	Dividend payout ratio is defined as dividends declared per share divided by basic earnings per share.
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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	March 31, 2021	December 31, 2020
Total Shareholders’ Equity	$1,360,221	$1,374,507
Less: Goodwill	31,517	31,517
Tangible Common Equity	$1,328,704	$1,342,990
Total Assets	$21,947,271	$20,603,651
Less: Goodwill	31,517	31,517
Tangible Assets	$21,915,754	$20,572,134
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$11,275,565	$11,295,077
Total Shareholders’ Equity to Total Assets	6.20%	6.67%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.06%	6.53%
Tier 1 Capital Ratio	12.35%	12.06%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.78%	11.89%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 3
	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.2	$—	0.93%	$1.4	$—	2.36%
Funds Sold	550.6	0.1	0.10	152.8	0.6	1.41
Investment Securities
Available-for-Sale
Taxable	4,007.9	15.8	1.57	2,702.4	16.4	2.43
Non-Taxable	12.3	0.1	4.27	32.4	0.4	4.40
Held-to-Maturity
Taxable	3,385.8	13.1	1.55	3,036.2	18.9	2.50
Non-Taxable	38.1	0.2	2.55	54.7	0.4	2.67
Total Investment Securities	7,444.1	29.2	1.57	5,825.7	36.1	2.48
Loans Held for Sale	26.2	0.2	2.76	23.2	0.2	3.54
Loans and Leases [1]
Commercial and Industrial	1,904.5	14.3	3.05	1,409.3	13.2	3.77
Commercial Mortgage	2,846.0	21.3	3.04	2,549.4	25.1	3.96
Construction	264.1	2.3	3.48	213.2	2.5	4.65
Commercial Lease Financing	106.4	0.4	1.43	111.4	0.5	1.95
Residential Mortgage	4,146.6	35.9	3.46	3,895.4	36.9	3.79
Home Equity	1,594.1	12.6	3.20	1,680.2	15.2	3.64
Automobile	708.3	6.1	3.51	721.0	6.4	3.56
Other [2]	382.6	6.4	6.75	480.8	8.4	7.06
Total Loans and Leases	11,952.6	99.3	3.35	11,060.7	108.2	3.93
Other	33.4	0.2	2.21	34.3	0.2	2.54
Total Earning Assets [3]	20,010.1	129.0	2.60	17,098.1	145.3	3.41
Cash and Due From Banks	270.7			278.8
Other Assets	869.9			845.7
Total Assets	$21,150.7			$18,222.6
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,186.4	$0.6	0.06%	$3,110.0	$1.0	0.12%
Savings	7,016.6	1.5	0.09	6,502.4	7.1	0.44
Time	1,630.0	2.2	0.56	1,743.0	6.2	1.43
Total Interest-Bearing Deposits	12,833.0	4.3	0.14	11,355.4	14.3	0.51
Short-Term Borrowings	2.4	—	0.09	57.8	0.1	0.76
Securities Sold Under Agreements to Repurchase	600.5	3.6	2.35	604.1	4.0	2.64
Other Debt	60.5	0.3	2.22	66.9	0.6	3.51
Total Interest-Bearing Liabilities	13,496.4	8.2	0.24	12,084.2	19.0	0.63
Net Interest Income		$120.8			$126.3
Interest Rate Spread			2.36%			2.78%
Net Interest Margin			2.43%			2.96%
Noninterest-Bearing Demand Deposits	5,832.2			4,462.3
Other Liabilities	444.8			362.3
Shareholders’ Equity	1,377.3			1,313.8
Total Liabilities and Shareholders’ Equity	$21,150.7			$18,222.6

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $0.4 million for the three months ended March 31, 2021, and March 31, 2020, respectively.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Three Months Ended March 31, 2021
	Compared to March 31, 2020
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.4	$(0.9)	$(0.5)
Investment Securities
Available-for-Sale
Taxable	6.4	(7.0)	(0.6)
Non-Taxable	(0.2)	(0.1)	(0.3)
Held-to-Maturity
Taxable	2.0	(7.8)	(5.8)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	8.1	(15.0)	(6.9)
Loans and Leases
Commercial and Industrial	3.9	(2.8)	1.1
Commercial Mortgage	2.6	(6.4)	(3.8)
Construction	0.5	(0.7)	(0.2)
Commercial Lease Financing	—	(0.1)	(0.1)
Residential Mortgage	2.3	(3.3)	(1.0)
Home Equity	(0.8)	(1.8)	(2.6)
Automobile	(0.2)	(0.1)	(0.3)
Other [2]	(1.7)	(0.3)	(2.0)
Total Loans and Leases	6.6	(15.5)	(8.9)
Total Change in Interest Income	15.1	(31.4)	(16.3)
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.2	(0.6)	(0.4)
Savings	0.5	(6.1)	(5.6)
Time	(0.4)	(3.6)	(4.0)
Total Interest-Bearing Deposits	0.3	(10.3)	(10.0)
Short-Term Borrowings	(0.1)	—	(0.1)
Securities Sold Under Agreements to Repurchase	0.1	(0.5)	(0.4)
Other Debt	(0.1)	(0.2)	(0.3)
Total Change in Interest Expense	0.2	(11.0)	(10.8)
Change in Net Interest Income	$14.9	$(20.4)	$(5.5)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Net interest income was $120.6 million for the first quarter of 2021, a decrease of $5.4 million or 4% compared to the same period in 2020.  On a taxable-equivalent basis, net interest income was $120.8 million for the first quarter of 2021, a decrease of $5.5 million or 4% compared to the same period in 2020.  Net interest margin was 2.43% in the first quarter of 2021, a 53 basis point decrease from the same period in 2020.  The lower margin in 2021 was primarily due to lower yields on investment securities and loans and leases.  These decreases were partially offset by a higher level of earning assets and lower funding costs.

Yields on our earning assets decreased by 81 basis points in the first quarter of 2021 compared to the same period in 2020 primarily due to the lower rate environment.  Yield decreases in our construction, commercial mortgage, and commercial and industrial loans were primarily due to lower yields on floating rate loans.  Yields on our construction loans decreased by 117 basis points in the first quarter of 2021 of compared to the same period in 2020 primarily due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial mortgage loans decreased by 92 basis points in the first quarter of 2021 compared to the same period in 2020.  Similar to our construction loans, commercial mortgage loan yields were negatively impacted by lower yields on floating-rate loans, and new loans with lower rates than loans that were paid off.  Yields on our commercial and industrial loans decreased by 72 basis points (77 basis points excluding PPP) in the first quarter of 2021 compared to the same period in 2020 primarily due to lower yields on floating-rate loans coupled with PPP loans yielding 1%.  These decreases were partially offset by interest recoveries in the current year and the amortization of PPP loan fees.  Yields on our funds sold decreased by 131 basis points in the first quarter of 2021 compared to the same period in 2020 primarily due to federal fund rate decreases.  In addition, yields on our investment securities portfolio decreased by 91 basis points in the first quarter of 2021 compared to the same period in 2020 primarily due to higher premium amortization coupled with purchases of lower yielding securities.

Interest rates paid on our interest-bearing liabilities decreased by 39 basis points in the first quarter of 2021 compared to the same period in 2020.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. Securities sold under agreements to repurchase decreased by 29 basis points in the first quarter of 2021.  In July 2020 we terminated three of our repurchase agreements in July 2020, with an aggregate total of $200.0 million, with one private institution.  These repurchase agreements were scheduled to mature in June 2022 and had a weighted-average interest rate of 2.742%.  These terminated repurchase agreements were replaced with one $200.0 million repurchase agreement with the same private institution.  The new repurchase agreement matures in July 2025 and has an interest rate of 1.835%.  The decrease in our funding costs were partially offset by higher average balances in our interest-bearing deposits.  The average balance of demand deposits increased by $1.1 billion or 35% in the first quarter of 2021 compared to the same period in 2020.  The average balance of savings deposits increased by $514.2 million or 8% in the first quarter of 2021 compared to the same period in 2020.  Other debt, which is comprised primarily of Federal Home Loan Bank (“FHLB”) advances, decreased by 129 basis points in the first quarter of 2021 compared to the same period in 2020. During the second quarter of 2020, we restructured two existing FHLB advances totaling $50.0 million.  The restructuring of advances extended the maturity from December 2020 to May 2024 and lowered the weighted-average interest rate from 3.04% to 1.21%.

Average balances of our earning assets increased by $2.9 billion or 17% in the first quarter of 2021 compared to the same period in 2020 primarily due to an increase in the average balances of our investment securities.  Average balance of investment securities increased by $1.6 billion in the first quarter of 2021 compared to the same period in 2020.  Average balances of our loan and lease portfolio increased by $891.9 million in the first quarter of 2021 compared to the same period in 2020.  The average balance of funds sold increased by $397.8 million in the first quarter of 2021 compared to the same period in 2020.  The average balance of our commercial and industrial portfolio increased by $495.2 million in the first quarter of 2021 compared to the same period in 2020 primarily due to origination of new loans under the Paycheck Protection Program, partially offset by payoff activity.  The average balance of our commercial mortgage portfolio increased by $296.6 million in the first quarter of 2021 compared to the same period in 2020 as a result of continued demand from new and existing customers.  The average balance in our residential mortgage portfolio increased by $251.2 million in the first quarter of 2021 compared to the same period in 2020 primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our home equity portfolio decreased by $86.1 million in the first quarter of 2021 compared to the same period in 2020 as a result of elevated payoff activities and lower utilization levels on existing facilities.

Average balances of our interest-bearing liabilities increased by $1.4 billion or 12% in the first quarter of 2021 compared to the same period in 2020 primarily due to growth in our demand and savings products.  Average balance in our core deposit products increased by $1.6 billion in the first quarter of 2021 compared to the same period in 2020.

Provision for Credit Losses

The provision for credit losses (the “Provision”) reflects our internal calculation and judgment of the appropriate amount to be added or released for the current period to produce the appropriate ending Allowance.  We maintain the Allowance at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans and leases in the portfolio as of the end of the reporting period.  The Allowance is determined through detailed quarterly analyses of the loan and lease portfolio.  The Allowance is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates.  Additional factors that are considered in determining the amount of the Allowance are the level of net charge-offs, non-performing assets, risk-rating migration, as well as changes in our portfolio size and composition.  We recorded a negative Provision of $14.3 million in the first quarter of 2021 compared to a $33.6 million Provision during the same period in 2020.  This decrease was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  For further discussion on the Allowance, see “Corporate Risk Profile - Reserve for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

Noninterest income decreased by $3.2 million or 7% in the first quarter of 2021 compared to the same period in 2020.

Noninterest Income			Table 5
	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Trust and Asset Management	$11,278	$10,915	$363
Mortgage Banking	5,862	2,695	3,167
Service Charges on Deposit Accounts	6,128	7,451	(1,323)
Fees, Exchange, and Other Service Charges	13,607	13,200	407
Investment Securities Gains (Losses), Net	(1,203)	(970)	(233)
Annuity and Insurance	702	928	(226)
Bank-Owned Life Insurance	1,917	1,580	337
Other Income	4,679	10,350	(5,671)
Total Noninterest Income	$42,970	$46,149	$(3,179)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers. Total trust assets under administration were $10.7 billion and $9.6 billion as of March 31, 2021, and, March 31, 2020, respectively.  Trust and asset management income increased by $0.4 million or 3% in the first quarter of 2021 compared to the same period in 2020 primarily due to increases in market value and trust fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income increased by $3.2 million in the first quarter of 2021 compared to the same period in 2020.  This increase was primarily due to valuation adjustments recorded for our mortgage servicing rights accounted for using the amortization method.  During the first quarter of 2021, we recognized a $2.2 million valuation allowance recovery to our mortgage servicing rights compared to a $2.5 million valuation impairment to our mortgage servicing rights recorded in first quarter 2020.  This increase was offset by slower sales of conforming saleable loans from current production.

Service charges on deposit accounts decreased by $1.3 million or 18% in the first quarter of 2021 compared to the same period in 2020.  This decrease was primarily due to a decrease in overdraft fees.

Fees, exchange, and other service charges, which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges, increased by $0.4 million or 3% in the first quarter of 2021 compared to the same period in 2020.  This increase was primarily due to a $1.1 million increase in other loan fees which was partially offset by a $0.3 million decrease in merchant service income due to lower sales value and a $0.3 million decrease in credit card commissions due to lower transaction volume.

Investment securities gains (losses), net totaled ($1.2) million in the first quarter of 2021 compared to ($1.0) million during the same period in 2020.  The net losses in the first three months of 2021 and 2020 were primarily due to fees paid to the counterparties of our prior Visa Class B share sale transactions.  We received these Class B shares in 2008 as part of Visa's initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares.  This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members such as the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank's Class B conversion ratio to unrestricted Class A shares. Concurrent with certain sales of Visa Class B shares we entered into an agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio.

Annuity and insurance income decreased by $0.2 million or 24% in the first quarter of 2021 compared to the same period in 2020 primarily due to a decrease in annuity and life insurance products sold.

Bank-owned life insurance increased by $0.3 million or 21% in the first quarter of 2021 compared to the same period in 2020 primarily due to an increase in death benefits received.

Other noninterest income decreased by $5.7 million or 55% in the first quarter of 2021 compared to the same period in 2020 primarily due to a $5.2 million decrease in fees related to our customer interest rate swap derivatives coupled with a $0.4 million decrease in foreign currency transactions.

Noninterest Expense

Noninterest expense increased by $2.6 million or 3% in the first quarter of 2021 compared to the same period in 2020.

Table 6 presents the components of noninterest expense.

Noninterest Expense			Table 6
	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Salaries	$31,569	$33,486	$(1,917)
Incentive Compensation	5,914	245	5,669
Share-Based Compensation	2,584	1,291	1,293
Commission Expense	2,436	1,374	1,062
Retirement and Other Benefits	5,517	4,706	811
Payroll Taxes	3,968	4,543	(575)
Medical, Dental, and Life Insurance	2,424	4,142	(1,718)
Separation Expense	1,839	4,676	(2,837)
Total Salaries and Benefits	56,251	54,463	1,788
Net Occupancy	9,090	8,955	135
Net Equipment	8,878	8,456	422
Data Processing	6,322	4,788	1,534
Professional Fees	3,406	3,208	198
FDIC Insurance	1,654	1,456	198
Other Expense:
Delivery and Postage Services	1,648	1,979	(331)
Mileage Program Travel	1,160	1,160	—
Merchant Transaction and Card Processing Fees	1,098	1,366	(268)
Advertising	2,311	1,959	352
Amortization of Solar Energy Partnership Investments	512	716	(204)
Other	6,535	7,806	(1,271)
Total Other Expense	13,264	14,986	(1,722)
Total Noninterest Expense	$98,865	$96,312	$2,553

Total salaries and benefits expense increased by $1.8 million or 3% in the first quarter of 2021 compared to the same period in 2020 primarily due to a $5.7 million increase in incentive compensation coupled with a $1.3 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $2.8 million decrease in separation expense. Medical, dental, and life insurance decreased by $1.7 million primarily due to lower medical insurance costs.

Net occupancy expense increased by $0.1 million or 2% in the first quarter of 2021 compared to the same period in 2020. This increase was due to a $0.3 million increase in security guard services coupled with a $0.3 million increase in building operating expenses.  These increases were partially offset by a $0.4 million decrease in net rental expense.

Net equipment expense increased by $0.4 million or 5% in the first quarter of 2021 compared to the same period in 2020.  This increase was due to higher depreciation expense.

Data processing expense increased by $1.5 million or 32% in the first quarter of 2021 compared to the same period in 2020.  This increase was due to the rollout of contactless cards in the first quarter of 2021.

FDIC insurance expense increased by $0.2 million or 14% in the first quarter of 2021 compared to the same period in 2020 primarily due to an increase in assessment rates.

Total other expense decreased by $1.7 million or 11% in the first quarter of 2021 compared to the same period in 2020.  This decrease was due to decreases in broker’s charges ($0.5 million), insurance ($0.5 million), delivery and postage services ($0.3 million), merchant transaction and card processing fees ($0.3 million), and amortization of solar energy partnership investments ($0.2 million).

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Provision for Income Taxes	$19,025	$7,461
Effective Tax Rates	24.09%	17.68%

The provision for income taxes was $19.0 million in the first quarter of 2021, an increase of $11.6 million compared to the same period in 2020.  The effective tax rate for the first quarter of 2021 was 24.09%, up from 17.68% for the same period in 2020.  The higher effective rate in the first quarter of 2021 compared to the same period in 2020 was primarily due to higher pretax book income while favorable book-tax differences and tax credits were relatively constant. Also the effective tax rate for the first quarter of 2020 was favorably impacted by a $0.6 million tax benefit from an early buyout of our equity interest in a leveraged lease.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.5 billion and $7.1 billion as of March 31, 2021, and December 31, 2020, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of March 31, 2021, our portfolio of Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities were primarily comprised of securities issued in 2008 or later.  As of March 31, 2021, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $109.9 million as of March 31, 2021, and $158.9 million as of December 31, 2020.  Gross unrealized losses in our investment securities were $95.1 million as of March 31, 2021, and $2.9 million as of December 31, 2020.  The overall increase in net unrealized losses was primarily due to the increase in interest rates during 2021.  The gross unrealized losses were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances		Table 8
(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial and Industrial	$2,013,981	$1,875,293
Commercial Mortgage	2,859,246	2,854,829
Construction	281,164	259,798
Lease Financing	104,980	110,766
Total Commercial	5,259,371	5,100,686
Consumer
Residential Mortgage	4,216,976	4,130,513
Home Equity	1,577,500	1,604,538
Automobile	710,407	708,800
Other [1]	376,449	395,483
Total Consumer	6,881,332	6,839,334
Total Loans and Leases	$12,140,703	$11,940,020

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2021, increased by $200.7 million, or 2%, from December 31, 2020, primarily due to growth in our commercial lending portfolio.

Commercial loans and leases as of March 31, 2021, increased by $158.7 million, or 3%, from December 31, 2020.  Commercial and industrial loans increased by $138.7 million or 7% from December 31, 2020, primarily due to origination of new loans under the Paycheck Protection Program, partially offset by payoff activity.  Commercial mortgage loans remained relatively unchanged from December 31, 2020.  Construction loans increased by $21.4 million or 8% from December 31, 2020, primarily due to an increase in construction activity in our market.  Lease financing decreased by $5.8 million or 5% from December 31, 2020, primarily due to paydowns.

Consumer loans and leases as of March 31, 2021, increased by $42.0 million 1% from December 31, 2020.  Residential mortgage loans increased by $86.5 million or 2% from December 31, 2020, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Home equity decreased by $27.0 million or 2% from December 31, 2020, as a result of a modest reduction in new production and lower utilization levels on existing facilities.  Automobile loans remained relatively unchanged from December 31, 2020.  Other consumer loans decreased by $19.0 million or 5% from December 31, 2020, primarily due to pay off activity in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2021
Commercial
Commercial and Industrial	$1,753,901	$152,699	$93,169	$14,212	$2,013,981
Commercial Mortgage	2,479,170	136,748	243,328	—	2,859,246
Construction	281,164	—	—	—	281,164
Lease Financing	70,969	32,740	1,271	—	104,980
Total Commercial	4,585,204	322,187	337,768	14,212	5,259,371
Consumer
Residential Mortgage	4,137,207	—	78,897	872	4,216,976
Home Equity	1,538,643	70	38,707	80	1,577,500
Automobile	541,590	—	140,667	28,150	710,407
Other [2]	311,344	—	45,139	19,966	376,449
Total Consumer	6,528,784	70	303,410	49,068	6,881,332
Total Loans and Leases	$11,113,988	$322,257	$641,178	$63,280	$12,140,703
December 31, 2020
Commercial
Commercial and Industrial	$1,623,308	$145,121	$93,479	$13,385	$1,875,293
Commercial Mortgage	2,470,031	138,690	246,108	—	2,854,829
Construction	259,798	—	—	—	259,798
Lease Financing	72,090	37,342	1,334	—	110,766
Total Commercial	4,425,227	321,153	340,921	13,385	5,100,686
Consumer
Residential Mortgage	4,048,831	—	80,774	908	4,130,513
Home Equity	1,565,546	89	38,823	80	1,604,538
Automobile	542,056	—	140,740	26,004	708,800
Other [2]	325,526	—	48,316	21,641	395,483
Total Consumer	6,481,959	89	308,653	48,633	6,839,334
Total Loans and Leases	$10,907,186	$321,242	$649,574	$62,018	$11,940,020

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

Our Hawaii loan and lease portfolio increased by $206.8 million or 2% from December 31, 2020.

Other Assets

Table 10 presents the major components of other assets.

Other Assets		Table 10
(dollars in thousands)	March 31, 2021	December 31, 2020
Federal Home Loan Bank and Federal Reserve Bank Stock	$33,401	$33,340
Derivative Financial Instruments	46,977	96,167
Low-Income Housing and Other Equity Investments	138,360	142,961
Deferred Compensation Plan Assets	54,612	53,410
Prepaid Expenses	19,306	14,517
Accounts Receivable	16,985	12,380
Deferred Tax Assets	30,387	16,724
Other	72,879	65,794
Total Other Assets	$412,907	$435,293

Total other assets decreased by $22.4 million or 5% from December 31, 2020.  The decrease was primarily due to a $49.2 million decrease in derivative financial instruments, which was primarily due to fair value decreases of our interest rate swap agreement assets, which are impacted by prevailing interest rates.  This decrease was partially offset by an increase in deferred taxes of $13.7 million, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities of $18.0 million which were partially offset by a reduction in the allowance for credit losses of $4.5 million.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits		Table 11
(dollars in thousands)	March 31, 2021	December 31, 2020
Consumer	$9,746,713	$9,347,725
Commercial	8,241,102	7,302,832
Public and Other	1,568,836	1,561,064
Total Deposits	$19,556,651	$18,211,621

Total deposits were $19.6 billion as of March 31, 2021, an increase of $1.3 billion or 7% from December 31, 2020.  This increase was primarily due to an increase in commercial and consumer deposits.  Commercial deposits increased by $938.3 million or 13% primarily due to a $914.2 million increase in core deposits and a $24.1 million decrease in time deposits.  Consumer deposits increased by $399.0 million or 4% due to an increase in core deposits of $400.8 million offset by a $1.8 million decrease in time deposits.  In addition, public and other deposits increased by $7.8 million or 1% due to an increase in public demand deposits of $216.7 million, partially offset by a decrease in time deposits of $208.9 million.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12
(dollars in thousands)	March 31, 2021	December 31, 2020
Money Market	$3,004,079	$2,453,619
Regular Savings	4,470,501	4,305,594
Total Savings Deposits	$7,474,580	$6,759,213

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 13
(dollars in thousands)	March 31, 2021	December 31, 2020
Private Institutions	$600,000	$600,000
Government Entities	490	590
Total Securities Sold Under Agreements to Repurchase	$600,490	$600,590

Securities sold under agreements to repurchase was $600.5 million as of March 31, 2021, relatively unchanged from December 31, 2020.  As of March 31, 2021, the weighted-average maturity was 3.6 years for our repurchase agreements with government entities and 3.8 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.2 years.  As of March 31, 2021, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.39%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt		Table 14
(dollars in thousands)	March 31, 2021	December 31, 2020
Federal Home Loan Bank Advances	$50,000	$50,000
Capital Lease Obligations	10,459	10,481
Total	$60,459	$60,481

Other debt was $60.5 million as of March 31, 2021, and December 31, 2020.  As of March 31, 2021, our FHLB advances had a weighted-average interest rate of 1.19% with maturity dates during 2024.  These advances were primarily for asset/liability management purposes.  As of March 31, 2021, our remaining unused line of credit with the FHLB was $2.8 billion.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Consumer Banking	$16,939	$24,191
Commercial Banking	29,716	29,781
Total	46,655	53,972
Treasury and Other	13,294	(19,230)
Consolidated Total	$59,949	$34,742

Consumer Banking

Net income decreased by $7.3 million in the first quarter of 2021 compared to the same period in 2020 primarily due to an increase in noninterest expense and a decrease in net interest income. This was partly offset by an increase in noninterest income. The increase in noninterest expense was primarily due to an increase in allocated incentive compensation expense. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio. The increase in noninterest income was primarily due to higher mortgage banking income as a result of valuation adjustments recorded for mortgage servicing rights accounted for using the amortization method.

Commercial Banking

Net income decreased by $0.1 million in the first quarter of 2021 compared to the same period in 2020 primarily due to a decrease in noninterest income, partially offset by an increase in net interest income and a decrease in noninterest expense. The decrease in noninterest income is primarily due to a decline in customer derivative program revenue. The increase in net interest income was due to growth in the segment’s loan and deposit portfolios, partially offset by lower deposit rates. Loan growth was primarily driven by increases in C&I balances related to the Payroll Protection Program and commercial mortgages while deposit growth was primarily driven by increases in noninterest bearing and interest bearing demand deposits, partially offset by a decrease in time. The decrease in noninterest expense was primarily due to lower allocated expenses related to support units.

Treasury and Other

Net income increased by $32.5 million in the first quarter of 2021 compared to the same period in 2020 primarily due to a decrease in the Provision partially offset by a higher provision for income taxes. The decrease in the Provision was due to the changes in economic outlook and forecasts for COVID-19 pandemic driven market changes, and impacts of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The overall effective tax rate increased to 24.09% in the first quarter of 2021 compared to 17.68% in the first quarter of 2020.

Other organizational units (Technology, Operations, Marketing, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) included in Treasury and Other provide a wide range of support to the Company's other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Corporate Risk Profile

Credit Risk

As of March 31, 2021, our overall credit risk profile was affected by the economic downturn resulting from the COVID-19 pandemic.  Despite the current challenges facing the Hawaii economy, the underlying risk profile of our lending portfolio continued to remain strong during the first three months of 2021.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More		Table 16
(dollars in thousands)	March 31, 2021	December 31, 2020
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$293	$441
Commercial Mortgage	8,503	8,527
Total Commercial	8,796	8,968
Consumer
Residential Mortgage	1,804	3,223
Home Equity	4,951	3,958
Total Consumer	6,755	7,181
Total Non-Accrual Loans and Leases	15,551	16,149
Foreclosed Real Estate	2,332	2,332
Total Non-Performing Assets	$17,883	$18,481
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$9	—
Total Consumer	9	—
Consumer
Residential Mortgage	$4,069	$5,274
Home Equity	4,906	3,187
Automobile	604	925
Other [1]	828	1,160
Total Consumer	10,407	10,546
Total Accruing Loans and Leases Past Due 90 Days or More	$10,416	$10,546
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$74,216	$68,065
Total Loans and Leases	$12,140,703	$11,940,020
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.13%	0.14%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.15%	0.15%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.17%	0.18%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.13%	0.14%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.23%	0.24%
Changes in Non-Performing Assets
Balance as of December 31, 2020	$18,481
Additions	2,992
Reductions
Payments	(2,481)
Return to Accrual Status	(1,014)
Charge-offs/Write-downs	(95)
Total Reductions	(3,590)
Balance as of March 31, 2021	$17,883

[1]	Comprised of other revolving credit, installment, and lease financing.

NPAs consist of non-accrual loans and leases, and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically represent additions for loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to Other Real Estate Owned (“OREO”), or are no longer classified as non-accrual because they have returned to accrual status.

Total NPAs were $17.9 million as of March 31, 2021, a decrease of $0.6 million or 3% from December 31, 2020.  The ratio of our NPAs to total loans and leases and foreclosed real estate was 0.15% as of March 31, 2021, and December 31, 2020.

Commercial mortgage non-accrual loans were $8.5 million as of March 31, 2021, relatively unchanged from December 31, 2020.

Residential mortgage non-accrual loans were $1.8 million as of March 31, 2021, a decrease of $1.4 million or 44% from December 31, 2020, primarily due to returns to accrual status and payoffs.  As of March 31, 2021, our residential mortgage non-accrual loans were comprised of six loans with a weighted average current loan-to-value ratio of 73%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate was unchanged from December 31, 2020.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $10.4 million as of March 31, 2021, a $0.1 million or 1% decrease from December 31, 2020.  The decrease was primarily in residential mortgage loans, which was partially offset by an increase in home equity.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring		Table 17
(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial and Industrial	$20,385	$20,337
Commercial Mortgage	12,467	7,605
Total Commercial	32,852	27,942
Consumer
Residential Mortgage	17,837	18,503
Home Equity	4,125	4,070
Automobile	24,803	19,155
Other [1]	4,458	2,809
Total Consumer	51,223	44,537
Total	$84,075	$72,479

[1]	Comprised of other revolving credit, installment, and lease financing.

Loans modified in a TDR increased by $11.6 million or 16% from December 31, 2020.  The increase loan class was primarily due to an increase in Automobile and Commercial Mortgage.  Automobile is our largest TDR loan class.

The Company began offering short-term loan and lease modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19. Similar to the initial modifications granted, the additional round of loan modifications were granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The CARES Act, along with a joint agency statement issued by banking regulatory agencies, provide that modifications made in response to COVID-19 are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such modifications as TDRs.

As of March 31, 2021, these COVID-19 related loan and lease modifications totaled $271.0 million (118 loans and leases) for the commercial segment and $51.1 million (419 loans and leases) for the consumer segment.  See Note 1 Summary of Significant Accounting Policies and Note 4 Loans and Leases and the Allowance for Credit Losses for more information.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 18
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2021	2020	2020
Balance at Beginning of Period	$221,303	$205,813	$116,849
CECL Adoption (Day 1) Impact	—	—	(5,072)
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(248)	(177)	(693)
Consumer
Residential Mortgage	(4)	(120)	(20)
Home Equity	(16)	(81)	—
Automobile	(2,109)	(393)	(2,500)
Other [1]	(3,914)	(2,460)	(3,964)
Total Loans and Leases Charged-Off	(6,291)	(3,231)	(7,177)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	112	244	289
Commercial Mortgage	—	—	40
Consumer
Residential Mortgage	955	497	263
Home Equity	533	868	976
Automobile	919	910	1,005
Other [1]	856	968	864
Total Recoveries on Loans and Leases Previously Charged-Off	3,375	3,487	3,437
Net Charged-Off - Loans and Leases	(2,916)	256	(3,740)
Net Charged-Off - Accrued Interest Receivable	(308)	—	—
Provision for Credit Losses:
Loans and Leases	(14,993)	12,500	33,600
Accrued Interest Receivable [2]	—	2,700	—
Unfunded Commitments [3]	693	34	(170)
Balance at End of Period	$203,779	$221,303	$141,467
Components
Allowance for Credit Losses - Loans and Leases	$198,343	$216,252	$138,150
Allowance for Credit Losses - Accrued Interest Receivable [2]	2,392	2,700	—
Reserve for Unfunded Commitments [3]	3,044	2,351	3,317
Total Reserve for Credit Losses	$203,779	$221,303	$141,467
Average Loans and Leases Outstanding	$11,952,587	$11,835,929	$11,060,707
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.10%	(0.01)%	0.14%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.63%	1.81%	1.22%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]

Beginning December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

[3]

The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition.  For the three months ended March 31, 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income.  In previous reporting periods, the offsetting provision was recorded in other noninterest expense.

We maintain a reserve for credit losses that consists of the Allowance and a reserve for unfunded commitments (the “Unfunded Reserve”).  As of December 31, 2020, the reserve for credit losses also includes a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve for credit losses provides for the risk of credit losses expected in the loan and lease portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the Allowance is adjusted by recording an expense or recovery through the Provision.  The level of the Unfunded Reserve is adjusted by recording an expense or recovery in the Provision.  See Note 1 to the Consolidated Financial Statements for more information.

Allowance for Credit Losses - Loans and Leases

As of March 31, 2021, the Allowance was $198.3 million or 1.63% of total loans and leases outstanding (1.77% excluding PPP loans), compared with an Allowance of $216.3 million or 1.81% of total loans and leases outstanding (1.89% excluding PPP loans) as of December 31, 2020.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

Net charge-off on loans and leases were $2.9 million or 0.10% of total average loans and leases, on an annualized basis, in the first quarter of 2021 compared to net charge-offs of $3.7 million or 0.14% of total average loans and leases, on an annualized basis, in the first quarter of 2020.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of March 31, 2021, based on our ongoing analysis of expected credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

Allowance for Credit Losses – Accrued Interest Receivable

As mentioned above, this allowance was first established on December 31, 2020 for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The allowance for accrued interest receivable was $2.4 million as of March 31, 2021, a decrease of $0.3 million or 11% from December 31, 2020.

Reserve for Unfunded Commitments

The Unfunded Reserve was $3.0 million as of March 31, 2021, an increase of $0.7 million or 29% from December 31, 2020.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 19 presents, as of March 31, 2021, and December 31, 2020, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2021, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of March 31, 2021, net interest income sensitivity to changes in interest rates as of March 31, 2021, was slightly more sensitive in comparison to the sensitivity profile as of December 31, 2020.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2021		December 31, 2020
Gradual Change in Interest Rates (basis points)
+200	$24,987	5.2%	$21,584	4.6%
+100	12,777	2.7	10,776	2.3
-100	(5,844)	(1.2)	(3,547)	(0.8)
Immediate Change in Interest Rates (basis points)
+200	$59,946	12.5%	$56,113	11.9%
+100	33,278	7.0	30,439	6.5
-100	(20,684)	(4.3)	(13,517)	(2.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of March 31, 2021, we had additional borrowing capacity of $2.8 billion from the FHLB and $1.1 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2021.  As of March 31, 2021, cash and cash equivalents were $1.4 billion, the carrying value of our available-for-sale investment securities was $4.0 billion, and total deposits were $19.6 billion.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of March 31, 2021, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since March 31, 2021, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of March 31, 2021, shareholders’ equity was $1.4 billion, a decrease of $14.3 million or 1% from December 31, 2020.  For the first three months of 2021, net income of $136.7 million, common stock issuances of $6.4 million, and share-based compensation of $6.6 million were partially offset by other comprehensive loss of $49.6 million, cash dividends paid of $80.7 million and common stock repurchased of $3.5 million.  All repurchased stock was related to income tax withholdings on vesting of restricted stock.  In the first three months of 2021, there were no repurchases under our share repurchase program.  From the beginning of our share repurchase program in July 2001 through March 31, 2021, we repurchased a total of 57.1 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority under our share repurchase program was $113.1 million as of March 31, 2021.  In March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We believe the suspension, while conservative, is prudent given uncertainty regarding the length and severity of the COVID-19 pandemic.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2021, the Parent’s Board of Directors declared a quarterly cash dividend of $0.67 per share on the Parent’s outstanding shares.  The dividend will be payable on June 14, 2021, to shareholders of record at the close of business on May 28, 2021.

Table 20 presents our regulatory capital and ratios as of March 31, 2021, and December 31, 2020.

Regulatory Capital and Ratios		Table 20
(dollars in thousands)	March 31, 2021	December 31, 2020
Regulatory Capital
Shareholders’ Equity	$1,360,221	$1,374,507
Add: CECL Transitional Amount	19,369	23,750
Less: Goodwill [1]	28,718	28,718
Postretirement Benefit Liability Adjustments	(42,809)	(43,250)
Net Unrealized Gains (Losses) on Investment Securities [2]	1,022	51,072
Other	(198)	(198)
Common Equity Tier 1 Capital	1,392,857	1,361,915
Tier 1 Capital	1,392,857	1,361,915
Allowable Reserve for Credit Losses	141,499	141,869
Total Regulatory Capital	$1,534,356	$1,503,784
Risk-Weighted Assets	$11,275,565	$11,295,077
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.35%	12.06%
Tier 1 Capital Ratio	12.35	12.06
Total Capital Ratio	13.61	13.31
Tier 1 Leverage Ratio	6.61	6.71

[1]	Calculated net of deferred tax liabilities.
[2]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

We have elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the US banking agencies’ March 2020 interim final rule that was finalized on September 30, 2020.  Under the modified CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax), upon the January 1, 2020, CECL adoption date, has been deferred, and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, we are allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021.  The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

Regulatory Initiatives Affecting the Banking Industry

U.S. Government Relief Programs in Response to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.  The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans through March 31, 2021.  On March 30, 2021, the PPP Extension Act of 2021was signed into law, which extends the program to May 31, 2021.  The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020.  As of March 31, 2021, the Bank had 6,911 PPP loans totaling $744.8 million.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law.  Chief among the $1.9 trillion stimulus act is additional support for individuals, including $1,400 checks to many Americans, extended unemployment benefits, and expanded tax credits. In addition, ARP provides funding for state and local governments and support for businesses continuing to struggle as a result of the pandemic, including a modest increase to PPP, expanded eligibility to more non-profits, a grant program for restaurants that have suffered pandemic-related losses, and extended payroll support for the airline industry.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 13 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as described below.

Adverse changes in business and economic conditions, in particular those of Hawaii, Guam and other Pacific Islands, could lead to lower revenue, lower asset quality, and lower earnings.

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

The impacts of various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Hawaii has had a dramatic negative impact on tourism.  These events have contributed to a significant deterioration in general economic conditions in our markets which has impacted and will continue to adversely impact us and our customers’ operations.  Though there has been an increase in tourism recently, many of the impacts in Hawaii and the Pacific Islands still linger.

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

Novel viruses such as COVID-19 increase concerns related to illness when traveling and gathering in large numbers.  In response, the majority of the nation’s state and local jurisdictions imposed stay-at-home and/or shelter-in-place orders, quarantines, executive orders or similar government orders and restrictions in order to control the spread of COVID-19.

The stay-at-home and safer-at-home orders, along with the mandatory 10-day self-quarantine travel restrictions, have resulted in a dramatic decline in tourism in Hawaii.  Additionally, tourism has declined as various public events, attractions and venues were closed or cancelled. We cannot predict when these closures and cancellations will diminish or when tourism levels in Hawaii will recover. This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

Though some of the original restrictions have been relaxed, the mandatory self-quarantine travel restriction has been extended indefinitely.  Beginning October 15, 2020, arriving passengers and interisland travelers may avoid the self-quarantine requirements by providing proof of a recent negative test result for COVID-19 prior to boarding.  Though there has been an increase in visitor arrivals the tourism industry in Hawaii is not near the level it was prior to the COVID-19 pandemic.  In addition, there remains the possibility that the current requirements may be changed by the government as the infection rates of COVID-19 in Hawaii change, causing uncertainty and deterring travel to Hawaii.

Even as more and more individuals become vaccinated, prior travel restrictions and mandatory quarantines related to the COVID-19 pandemic may have a lasting impact on tourism in Hawaii.  Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, this dramatic drop in tourism affects them directly, as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy and widespread impact to our customers’ income have a negative impact on our operations.  We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business, results of operations, financial condition, regulatory capital and liquidity ratios.

The COVID-19 pandemic, the institution of physical distancing, and shelter-in-place requirements resulted in both temporary and permanent closures of many businesses.  As a result, the demand for our products and services has been and may continue to be significantly impacted.  The COVID-19 pandemic could prompt credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers draw on lines of credit or seek additional loans to help finance their businesses.  Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.  We temporarily or permanently closed certain of our branches and offices and many employees are still working remotely.  Though we have re-opened some of our branches, others remain closed.  It is anticipated that staffing levels at our headquarters will remain lower than pre-pandemic levels for some time.

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

The anticipated end of LIBOR on June 30, 2023, may adversely affect our financial instruments that are directly or indirectly tied to LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR.  For the most common tenors of LIBOR this date has been extended to June 30, 2023.  With this announcement there is uncertainty about the continued availability of LIBOR after June 30, 2023. If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected.  Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.  We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR.  If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2021 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2021	1,370	$76.93	—	$113,073,521
February 1 - 28, 2021	34,500	89.10	—	113,073,521
March 1 - 31, 2021	113	89.77	—	113,073,521
Total	35,983	$88.64	—

[1]

During the first quarter of 2021, 35,983 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 26, 2021		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer