Form 10-Q
period 2021-06-30
BANK OF HAWAII CORP
filed 2021-07-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange

Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐  No ☒

As of July 20, 2021, there were 40,478,000 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest Income
Interest and Fees on Loans and Leases	$100,894	$107,628	$200,193	$215,838
Income on Investment Securities
Available-for-Sale	16,467	14,576	32,304	31,287
Held-to-Maturity	13,576	16,723	26,876	35,975
Deposits	—	1	7	10
Funds Sold	260	92	397	638
Other	182	125	367	343
Total Interest Income	131,379	139,145	260,144	284,091
Interest Expense
Deposits	4,152	7,954	8,481	22,214
Securities Sold Under Agreements to Repurchase	3,470	4,020	7,003	8,045
Funds Purchased	—	18	1	90
Short-Term Borrowings	—	22	—	61
Other Debt	243	440	576	1,024
Total Interest Expense	7,865	12,454	16,061	31,434
Net Interest Income	123,514	126,691	244,083	252,657
Provision for Credit Losses	(16,100)	40,400	(30,400)	74,000
Net Interest Income After Provision for Credit Losses	139,614	86,291	274,483	178,657
Noninterest Income
Trust and Asset Management	11,682	10,550	22,960	21,465
Mortgage Banking	3,058	4,278	8,920	6,973
Service Charges on Deposit Accounts	6,065	5,097	12,193	12,548
Fees, Exchange, and Other Service Charges	13,807	9,417	27,414	22,617
Investment Securities Gains, Net	2,423	13,216	1,220	12,246
Annuity and Insurance	911	883	1,613	1,811
Bank-Owned Life Insurance	2,063	1,649	3,980	3,229
Other	4,422	6,178	9,101	16,528
Total Noninterest Income	44,431	51,268	87,401	97,417
Noninterest Expense
Salaries and Benefits	56,161	50,715	112,412	105,178
Net Occupancy	5,047	8,761	14,137	17,716
Net Equipment	8,796	8,195	17,674	16,651
Data Processing	4,557	4,416	10,879	9,204
Professional Fees	3,114	3,061	6,520	6,269
FDIC Insurance	1,669	1,558	3,323	3,014
Other	17,183	12,186	30,447	27,172
Total Noninterest Expense	96,527	88,892	195,392	185,204
Income Before Provision for Income Taxes	87,518	48,667	166,492	90,870
Provision for Income Taxes	19,985	9,759	39,010	17,220
Net Income	$67,533	$38,908	$127,482	$73,650
Basic Earnings Per Common Share	$1.69	$0.98	$3.20	$1.86
Diluted Earnings Per Common Share	$1.68	$0.98	$3.18	$1.85
Dividends Declared Per Common Share	$0.67	$0.67	$1.34	$1.34
Basic Weighted Average Common Shares	39,902,583	39,703,735	39,865,268	39,692,695
Diluted Weighted Average Common Shares	40,122,905	39,832,475	40,096,527	39,873,334

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$67,533	$38,908	$127,482	$73,650
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(123)	7,730	(50,173)	49,289
Defined Benefit Plans	442	374	883	748
Total Other Comprehensive Income (Loss)	319	8,104	(49,290)	50,037
Comprehensive Income	$67,852	$47,012	$78,192	$123,687

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Interest-Bearing Deposits in Other Banks	$2,584	$1,646
Funds Sold	909,730	333,022
Investment Securities
Available-for-Sale	4,522,941	3,791,689
Held-to-Maturity (Fair Value of $3,965,117 and $3,348,693)	3,947,613	3,262,727
Loans Held for Sale	47,490	82,565
Loans and Leases	12,041,378	11,940,020
Allowance for Credit Losses	(180,385)	(216,252)
Net Loans and Leases	11,860,993	11,723,768
Total Earning Assets	21,291,351	19,195,417
Cash and Due From Banks	269,153	279,420
Premises and Equipment, Net	198,508	199,695
Operating Lease Right-of-Use Assets	97,264	99,542
Accrued Interest Receivable	47,046	49,303
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	21,473	19,652
Goodwill	31,517	31,517
Bank-Owned Life Insurance	292,805	291,480
Other Assets	420,734	435,293
Total Assets	$22,672,183	$20,603,651
Liabilities
Deposits
Noninterest-Bearing Demand	$6,570,232	$5,749,612
Interest-Bearing Demand	4,498,825	4,040,733
Savings	7,704,575	6,759,213
Time	1,396,077	1,662,063
Total Deposits	20,169,709	18,211,621
Securities Sold Under Agreements to Repurchase	550,490	600,590
Other Debt	10,437	60,481
Operating Lease Liabilities	105,380	107,412
Retirement Benefits Payable	50,260	51,197
Accrued Interest Payable	3,879	5,117
Taxes Payable and Deferred Taxes	11,844	2,463
Other Liabilities	186,653	190,263
Total Liabilities	21,088,652	19,229,144
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: June 30, 2021 - 180,000 shares)	180,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2021 - 58,557,754 / 40,465,482 and December 31, 2020 - 58,285,624 / 40,119,312)	580	580
Capital Surplus	594,261	591,360
Accumulated Other Comprehensive Income (Loss)	(41,468)	7,822
Retained Earnings	1,884,431	1,811,979
Treasury Stock, at Cost (Shares; June 30, 2021 - 18,092,272 and December 31, 2020 - 18,166,312)	(1,034,273)	(1,037,234)
Total Shareholders’ Equity	1,583,531	1,374,507
Total Liabilities and Shareholders’ Equity	$22,672,183	$20,603,651

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	—	—	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	—	$—	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

Net Income	—	—	—	—	—	—	67,533	—	67,533
Other Comprehensive Income	—	—	—	—	—	319	—	—	319
Share-Based Compensation	—	—	—	—	3,342	—	—	—	3,342
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	72,421	—	628	—	(46)	3,269	3,851
Common Stock Repurchased	—	—	(1,173)	—	—	—	—	(109)	(109)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,113)	—	(27,113)
Balance as of June 30, 2021	180,000	$180,000	40,465,482	$580	$594,261	$(41,468)	$1,884,431	$(1,034,273)	$1,583,531

Balance as of December 31, 2019	—	$—	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	—	—	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	—	$—	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

Net Income	—	—	—	—	—	—	38,908	—	38,908
Other Comprehensive Income	—	—	—	—	—	8,104	—	—	8,104
Share-Based Compensation	—	—	—	—	2,207	—	—	—	2,207
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	53,672	1	347	—	680	898	1,926
Common Stock Repurchased	—	—	(2,488)	—	—	—	—	(148)	(148)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(26,844)	—	(26,844)
Balance as of June 30, 2020	—	$—	40,047,694	$580	$586,946	$18,925	$1,786,351	$(1,040,720)	$1,352,082

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020
Operating Activities
Net Income	$127,482	$73,650
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(30,400)	74,000
Depreciation and Amortization	10,564	9,729
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(7,528)	(586)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	17,772	11,395
Amortization of Operating Lease Right-of-Use Assets	5,677	6,155
Share-Based Compensation	6,122	3,704
Benefit Plan Contributions	(856)	(718)
Deferred Income Taxes	4,025	(18,920)
Gains on Sale of Premises and Equipment	(3,143)	—
Net Gains on Sales of Loans and Leases	(9,554)	(5,398)
Net Losses (Gains) on Sales of Investment Securities	(1,220)	(12,246)
Proceeds from Sales of Loans Held for Sale	294,006	238,053
Originations of Loans Held for Sale	(231,917)	(239,735)
Net Tax Benefits from Share-Based Compensation	908	476
Net Change in Other Assets and Other Liabilities	29,331	(103,794)
Net Cash Provided by Operating Activities	211,269	35,765
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	693,404	477,253
Purchases	(1,497,902)	(509,271)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	637,149	576,930
Purchases	(1,333,606)	(819,130)
Net Change in Loans and Leases	(119,140)	(801,879)
Purchases of Premises and Equipment	(9,730)	(19,923)
Proceeds from Sale of Premises and Equipment	3,496	—
Net Cash Used in Investing Activities	(1,626,329)	(1,096,020)

Financing Activities
Net Change in Deposits	1,958,088	1,638,673
Net Change in Short-Term Borrowings	(50,100)	(1,100)
Proceeds from Long-Term Debt	—	50,000
Repayments of Long-Term Debt	(50,044)	(75,041)
Net Proceeds from Issuance of Preferred Stock	175,487	—
Proceeds from Issuance of Common Stock	6,445	6,115
Repurchase of Common Stock	(3,298)	(17,781)
Cash Dividends Paid on Common Stock	(54,139)	(53,679)
Net Cash Provided by Financing Activities	1,982,439	1,547,187
Net Change in Cash and Cash Equivalents	567,379	486,932
Cash and Cash Equivalents at Beginning of Period	614,088	558,658
Cash and Cash Equivalents at End of Period	$1,181,467	$1,045,590
Supplemental Information
Cash Paid for Interest	$17,299	$31,700
Cash Paid for Income Taxes	26,071	6,895
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	20,072	—

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

Preferred Stock Issuance

On June 15, 2021, the Company issued and sold 7,200,000 depositary shares (the “depositary shares”), each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”).  The Series A Preferred Stock has a liquidation preference of $1,000 per share.  Net proceeds, after underwriting discounts and expenses, totaled $175.5 million.  Dividends on the Series A Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that we have legally available funds to pay dividends.  If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 4.375% per annum.  Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law.  The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2026 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

On July 6, 2021, the Parent’s Board of Directors declared a cash dividend payment of $5.59 per share on its Series A Preferred Stock.  This dividend equals $0.13975 per depositary share.  The dividend will be payable on August 2, 2021 to shareholders of record of the Series A Preferred Stock as of July 16, 2021.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Interest-Bearing Deposits in Other Banks	$2,584	$1,646
Funds Sold	909,730	333,022
Cash and Due From Banks	269,153	279,420
Total Cash and Cash Equivalents	$1,181,467	$614,088

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$203,342	$1,996	$(141)	$205,197
Debt Securities Issued by States and Political Subdivisions	23,557	943	(1)	24,499
Debt Securities Issued by U.S. Government-Sponsored Enterprises	950	52	(1)	1,001
Debt Securities Issued by Corporations	387,413	5,405	(1,355)	391,463
Mortgage-Backed Securities:
Residential - Government Agencies	1,538,897	19,600	(13,824)	1,544,673
Residential - U.S. Government-Sponsored Enterprises	2,170,640	10,660	(26,765)	2,154,535
Commercial - Government Agencies	196,861	5,262	(550)	201,573
Total Mortgage-Backed Securities	3,906,398	35,522	(41,139)	3,900,781
Total	$4,521,660	$43,918	$(42,637)	$4,522,941
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,435	$914	$(134)	$132,215
Debt Securities Issued by States and Political Subdivisions	33,424	344	—	33,768
Debt Securities Issued by Corporations	10,541	200	—	10,741
Mortgage-Backed Securities:
Residential - Government Agencies	1,536,020	21,817	(15,860)	1,541,977
Residential - U.S. Government-Sponsored Enterprises	1,929,372	24,963	(12,448)	1,941,887
Commercial - Government Agencies	306,821	1,236	(3,528)	304,529
Total Mortgage-Backed Securities	3,772,213	48,016	(31,836)	3,788,393
Total	$3,947,613	$49,474	$(31,970)	$3,965,117
December 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,409	$427	$(591)	$174,245
Debt Securities Issued by States and Political Subdivisions	23,540	1,301	(1)	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	77	—	1,062
Debt Securities Issued by Corporations	220,717	4,844	(956)	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	33,657	(445)	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	21,254	(324)	1,518,283
Commercial - Government Agencies	243,029	10,868	(58)	253,839
Total Mortgage-Backed Securities	3,301,985	65,779	(827)	3,366,937
Total	$3,721,636	$72,428	$(2,375)	$3,791,689
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,500	$8	$(8)	$7,500
Debt Securities Issued by States and Political Subdivisions	33,763	741	—	34,504
Debt Securities Issued by Corporations	12,031	251	—	12,282
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	30,580	(29)	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	51,735	(291)	2,150,497
Commercial - Government Agencies	192,921	3,179	(200)	195,900
Total Mortgage-Backed Securities	3,209,433	85,494	(520)	3,294,407
Total	$3,262,727	$86,494	$(528)	$3,348,693

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $8.5 million and $6.6 million as of June 30, 2021, and December 31, 2020, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $7.3 million and $6.8 million as of June 30, 2021, and December 31, 2020, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2021.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$51,611	$51,642
Due After One Year Through Five Years	111,529	114,504
Due After Five Years Through Ten Years	298,653	301,024
	461,793	467,170
Debt Securities Issued by Government Agencies	153,469	154,990
Mortgage-Backed Securities:
Residential - Government Agencies	1,538,897	1,544,673
Residential - U.S. Government-Sponsored Enterprises	2,170,640	2,154,535
Commercial - Government Agencies	196,861	201,573
Total Mortgage-Backed Securities	3,906,398	3,900,781
Total	$4,521,660	$4,522,941
Held-to-Maturity:
Due in One Year or Less	33,425	33,769
Due After One Year Through Five Years	18,040	18,105
Due After Five Year Through Ten Years	123,935	124,850
	175,400	176,724
Mortgage-Backed Securities:
Residential - Government Agencies	1,536,020	1,541,977
Residential - U.S. Government-Sponsored Enterprises	1,929,372	1,941,887
Commercial - Government Agencies	306,821	304,529
Total Mortgage-Backed Securities	3,772,213	3,788,393
Total	$3,947,613	$3,965,117

Investment securities with carrying values of $3.5 billion and $3.6 billion as of June 30, 2021, and December 31, 2020, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three and six months ended June 30, 2021, and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Gross Gains on Sales of Investment Securities	$3,675	$14,180	$3,675	$14,257
Gross Losses on Sales of Investment Securities	(1,252)	(964)	(2,455)	(2,011)
Net Gains on Sales of Investment Securities	$2,423	$13,216	$1,220	$12,246

The losses on sales of investment securities during the three and six months ended June 30, 2021, and June 30, 2020, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$888	$(5)	$17,724	$(136)	$18,612	$(141)
Debt Securities Issued by States and Political Subdivisions	314	(1)	—	—	314	(1)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	64	(1)	—	—	64	(1)
Debt Securities Issued by Corporations	49,813	(187)	88,832	(1,168)	138,645	(1,355)
Mortgage-Backed Securities:
Residential - Government Agencies	678,445	(13,648)	7,980	(176)	686,425	(13,824)
Residential - U.S. Government-Sponsored Enterprises	1,628,682	(26,765)	—	—	1,628,682	(26,765)
Commercial-Government Agencies	24,130	(550)	—	—	24,130	(550)
Total Mortgage-Backed Securities	2,331,257	(40,963)	7,980	(176)	2,339,237	(41,139)
Total	$2,382,336	$(41,157)	$114,536	$(1,480)	$2,496,872	$(42,637)

December 31, 2020
Available-for-Sale: [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$21,338	$(42)	$87,070	$(549)	$108,408	$(591)
Debt Securities Issued by States and Political Subdivisions	—	—	26	(1)	26	(1)
Debt Securities Issued by Corporations	65,000	(853)	50,000	(103)	115,000	(956)
Mortgage-Backed Securities:
Residential - Government Agencies	113,538	(222)	28,063	(223)	141,601	(445)
Residential - U.S. Government-Sponsored Enterprises	94,002	(324)	—	—	94,002	(324)
Commercial - Government Agencies	25,075	(58)	—	—	25,075	(58)
Total Mortgage-Backed Securities	232,615	(604)	28,063	(223)	260,678	(827)
Total	$318,953	$(1,499)	$165,159	$(876)	$484,112	$(2,375)

1  The fair value and gross unrealized losses as of December 31, 2020, have been updated to properly reflect the length of time they were in a continuous unrealized loss position.

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2021, which were comprised of 174 individual securities, represent a credit loss impairment.  The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased.  As of June 30, 2021, and December 31, 2020, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, an allowance for credit losses for these securities was not deemed necessary as of June 30, 2021.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2021, and June 30, 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Taxable	$29,765	$30,729	$58,621	$66,122
Non-Taxable	278	570	559	1,140
Total Interest Income from Investment Securities	$30,043	$31,299	$59,180	$67,262

As of June 30, 2021, and December 31, 2020, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Federal Home Loan Bank Stock	$10,000	$12,000
Federal Reserve Bank Stock	21,479	21,340
Total	$31,479	$33,340

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of June 30, 2021, the conversion ratio was 1.6228.  See Note 11 Derivative Financial Instruments for more information.

During the second quarter of 2020, the Company sold its remaining 80,214 Visa Class B Shares and recorded a $14.2 million gain on sale.  As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Paycheck Protection Program (“PPP”) amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2021, and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial
Commercial and Industrial	$1,257,305	$1,357,610
PPP	513,513	517,683
Commercial Mortgage	2,944,435	2,854,829
Construction	277,393	259,798
Lease Financing	110,500	110,766
Total Commercial	5,103,146	5,100,686
Consumer
Residential Mortgage	4,264,180	4,130,513
Home Equity	1,594,781	1,604,538
Automobile	714,729	708,800
Other [1]	364,542	395,483
Total Consumer	6,938,232	6,839,334
Total Loans and Leases	$12,041,378	$11,940,020

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $2.6 million and $2.4 million for the three months ended June 30, 2021, and June 30, 2020, respectively, and $4.7 million and $5.6 million for the first six months ended June 30, 2021 and June 30, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of June 30, 2021, and December 31, 2020, AIR for loans totaled $31.2 million and $35.9 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act established the PPP, which provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their eligible costs during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2021, and June 30, 2020.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$82,811	$115,532	$198,343
Loans and Leases Charged-Off	(456)	(3,853)	(4,309)
Recoveries on Loans and Leases Previously Charged-Off	144	2,981	3,125
Net Loans and Leases Recovered (Charged-Off)	(312)	(872)	(1,184)
Provision for Credit Losses	(3,860)	(12,914)	(16,774)
Balance at End of Period	$78,639	$101,746	$180,385
Six Months Ended June 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(704)	(9,896)	(10,600)
Recoveries on Loans and Leases Previously Charged-Off	256	6,244	6,500
Net Loans and Leases Recovered (Charged-Off)	(448)	(3,652)	(4,100)
Provision for Credit Losses	(5,760)	(26,007)	(31,767)
Balance at End of Period	$78,639	$101,746	$180,385
Three Months Ended June 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period	$67,987	$70,163	$138,150
Loans and Leases Charged-Off	(656)	(7,627)	(8,283)
Recoveries on Loans and Leases Previously Charged-Off	1,524	1,648	3,172
Net Loans and Leases Recovered (Charged-Off)	868	(5,979)	(5,111)
Provision for Credit Losses	3,667	36,733	40,400
Balance at End of Period	$72,522	$100,917	$173,439
Six Months Ended June 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2020)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,349)	(14,111)	(15,460)
Recoveries on Loans and Leases Previously Charged-Off	1,853	4,756	6,609
Net Loans and Leases Recovered (Charged-Off)	504	(9,355)	(8,851)
Provision for Credit Losses	17,006	56,994	74,000
Balance at End of Period	$72,522	$100,917	$173,439

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

For pass rated credits, risk ratings are certified at a minimum annually.  For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2021.

	Term Loans by Origination Year
(dollars in thousands)	YTD June 30, 2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2021
Commercial
Commercial and Industrial
Pass	$155,952	$397,887	$110,322	$88,056	$38,839	$97,488	$264,104	$606	$1,153,254
Special Mention	2,046	11,189	-	-	-	167	34,424	35	47,861
Classified	188	1,492	95	13,058	643	18,809	21,826	79	56,190
Total Commercial and Industrial	$158,186	$410,568	$110,417	$101,114	$39,482	$116,464	$320,354	$720	$1,257,305
PPP
Pass	$273,933	$239,580	$-	$-	$-	$-	$-	$-	$513,513
Total PPP	$273,933	$239,580	$-	$-	$-	$-	$-	$-	$513,513
Commercial Mortgage
Pass	$366,072	$819,888	$384,925	$334,830	$213,563	$603,288	$76,580	$-	$2,799,146
Special Mention	2,082	66,902	28,340	288	-	13,532	-	-	111,144
Classified	2,433	13,456	647	-	5,058	12,551	-	-	34,145
Total Commercial Mortgage	$370,587	$900,246	$413,912	$335,118	$218,621	$629,371	$76,580	$-	$2,944,435
Construction
Pass	$58,780	$122,752	$66,038	$11,281	$895	$-	$17,647	$-	$277,393
Total Construction	$58,780	$122,752	$66,038	$11,281	$895	$-	$17,647	$-	$277,393
Lease Financing
Pass	$16,191	$17,249	$18,115	$11,671	$3,039	$43,308	$-	$-	$109,573
Special Mention	-	-	-	927	-	-	-	-	927
Total Lease Financing	$16,191	$17,249	$18,115	$12,598	$3,039	$43,308	$-	$-	$110,500
Total Commercial	$877,677	$1,690,395	$608,482	$460,111	$262,037	$789,143	$414,581	$720	$5,103,146
Consumer
Residential Mortgage
Pass	$850,707	$1,218,829	$452,181	$225,001	$332,560	$1,181,550	$-	$-	$4,260,828
Classified	-	-	294	397	909	1,752	-	-	3,352
Total Residential Mortgage	$850,707	$1,218,829	$452,475	$225,398	$333,469	$1,183,302	$-	$-	$4,264,180
Home Equity
Pass	$-	$-	$-	$-	$-	$3,524	$1,550,205	$33,831	$1,587,560
Classified	-	-	-	-	-	116	5,839	1,266	7,221
Total Home Equity	$-	$-	$-	$-	$-	$3,640	$1,556,044	$35,097	$1,594,781
Automobile
Pass	$156,177	$181,983	$173,776	$122,448	$49,436	$30,631	$-	$-	$714,451
Classified	11	64	68	7	22	106	-	-	278
Total Automobile	$156,188	$182,047	$173,844	$122,455	$49,458	$30,737	$-	$-	$714,729
Other[1]
Pass	$51,802	$60,646	$119,677	$68,058	$26,288	$8,372	$27,833	$1,431	$364,107
Classified	-	34	172	120	56	19	32	2	435
Total Other	$51,802	$60,680	$119,849	$68,178	$26,344	$8,391	$27,865	$1,433	$364,542
Total Consumer	$1,058,697	$1,461,556	$746,168	$416,031	$409,271	$1,226,070	$1,583,909	$36,530	$6,938,232
Total Loans and Leases	$1,936,374	$3,151,951	$1,354,650	$876,142	$671,308	$2,015,213	$1,998,490	$37,250	$12,041,378

[1]	Comprised of other revolving credit, installment, and lease financing.

For the six months ended June 30, 2021, and June 30, 2020, $2.9 million and $1.3 million revolving loans, respectively, were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2020
Commercial
Commercial and Industrial
Pass	$426,780	$149,024	$149,468	$49,385	$52,354	$68,269	$342,339	$847	$1,238,466
Special Mention	11,702	42	-	-	110	95	32,319	52	44,320
Classified	32,208	1,734	2,266	777	19	19,166	18,529	125	74,824
Total Commercial and Industrial	$470,690	$150,800	$151,734	$50,162	$52,483	$87,530	$393,187	$1,024	$1,357,610
PPP
Pass	$517,683	$-	$-	$-	$-	$-	$-	$-	$517,683
Total PPP	$517,683	$-	$-	$-	$-	$-	$-	$-	$517,683
Commercial Mortgage
Pass	$847,676	$458,472	$350,363	$245,157	$267,860	$425,157	$76,869	$-	$2,671,554
Special Mention	66,523	28,418	291	7,117	8,665	5,035	-	-	116,049
Classified	49,640	655	2,783	274	4,742	9,132	-	-	67,226
Total Commercial Mortgage	$963,839	$487,545	$353,437	$252,548	$281,267	$439,324	$76,869	$-	$2,854,829
Construction
Pass	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Total Construction	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Lease Financing
Pass	$19,906	$20,132	$13,785	$4,202	$9,657	$41,755	$-	$-	$109,437
Classified	33	67	1,092	42	95	-	-	-	1,329
Total Lease Financing	$19,939	$20,199	$14,877	$4,244	$9,752	$41,755	$-	$-	$110,766
Total Commercial	$2,078,659	$764,275	$531,323	$315,087	$343,502	$568,609	$498,207	$1,024	$5,100,686
Consumer
Residential Mortgage
Pass	$1,300,831	$576,452	$295,522	$454,165	$545,798	$954,120	$-	$-	$4,126,888
Classified	-	294	-	1,032	-	2,299	-	-	3,625
Total Residential Mortgage	$1,300,831	$576,746	$295,522	$455,197	$545,798	$956,419	$-	$-	$4,130,513
Home Equity
Pass	$-	$-	$-	$-	$-	$4,449	$1,556,671	$37,559	$1,598,679
Classified	-	-	-	-	-	88	4,693	1,078	5,859
Total Home Equity	$-	$-	$-	$-	$-	$4,537	$1,561,364	$38,637	$1,604,538
Automobile
Pass	$219,218	$213,914	$158,216	$68,776	$33,899	$13,850	$-	$-	$707,873
Classified	101	245	171	113	161	136	-	-	927
Total Automobile	$219,319	$214,159	$158,387	$68,889	$34,060	$13,986	$-	$-	$708,800
Other[1]
Pass	$71,042	$145,549	$92,993	$39,770	$9,225	$2,189	$32,070	$1,485	$394,323
Classified	51	419	375	167	42	21	85	-	1,160
Total Other	$71,093	$145,968	$93,368	$39,937	$9,267	$2,210	$32,155	$1,485	$395,483
Total Consumer	$1,591,243	$936,873	$547,277	$564,023	$589,125	$977,152	$1,593,519	$40,122	$6,839,334
Total Loans and Leases	$3,669,902	$1,701,148	$1,078,600	$879,110	$932,627	$1,545,761	$2,091,726	$41,146	$11,940,020

[1]	Comprised of other revolving credit, installment, and lease financing.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2021, and December 31, 2020.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of June 30, 2021
Commercial
Commercial and Industrial	$195	$1,990	$—	$258	$2,443	$1,254,862	$1,257,305	$217
PPP	—	—	—	—	—	513,513	513,513	—
Commercial Mortgage	—	—	—	8,413	8,413	2,936,022	2,944,435	4,869
Construction	—	—	—	—	—	277,393	277,393	—
Lease Financing	—	—	—	—	—	110,500	110,500	—
Total Commercial	195	1,990	—	8,671	10,856	5,092,290	5,103,146	5,086
Consumer
Residential Mortgage	5,587	2,194	4,069	2,437	14,287	4,249,893	4,264,180	932
Home Equity	1,031	440	4,498	5,534	11,503	1,583,278	1,594,781	1,154
Automobile	5,828	755	277	—	6,860	707,869	714,729	—
Other [1]	1,645	852	434	—	2,931	361,611	364,542	—
Total Consumer	14,091	4,241	9,278	7,971	35,581	6,902,651	6,938,232	2,086
Total	$14,286	$6,231	$9,278	$16,642	$46,437	$11,994,941	$12,041,378	$7,172

As of December 31, 2020
Commercial
Commercial and Industrial	$191	$59	$—	$441	$691	$1,356,919	$1,357,610	$285
PPP	—	—	—	—	—	517,683	517,683	—
Commercial Mortgage	—	—	—	8,527	8,527	2,846,302	2,854,829	4,983
Construction	—	—	—	—	—	259,798	259,798	—
Lease Financing	—	—	—	—	—	110,766	110,766	—
Total Commercial	191	59	—	8,968	9,218	5,091,468	5,100,686	5,268
Consumer
Residential Mortgage	4,049	2,083	5,274	3,223	14,629	4,115,884	4,130,513	2,100
Home Equity	3,423	3,378	3,187	3,958	13,946	1,590,592	1,604,538	987
Automobile	6,358	2,215	925	—	9,498	699,302	708,800	—
Other [1]	2,556	1,612	1,160	—	5,328	390,155	395,483	—
Total Consumer	16,386	9,288	10,546	7,181	43,401	6,795,933	6,839,334	3,087
Total	$16,577	$9,347	$10,546	$16,149	$52,619	$11,887,401	$11,940,020	$8,355

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of June 30, 2021, and December 31, 2020.

	June 30, 2021			December 31, 2020
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$258	$—	$258	$441	$—	$441
Commercial Mortgage	8,413	—	8,413	8,527	—	8,527
Total Commercial	8,671	—	8,671	8,968	—	8,968
Consumer
Residential Mortgage	2,314	123	2,437	3,096	127	3,223
Home Equity	5,534	—	5,534	3,958	—	3,958
Total Consumer	7,848	123	7,971	7,054	127	7,181
Total	$16,519	$123	$16,642	$16,022	$127	$16,149

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $84.9 million as of June 30, 2021, and $72.5 million as of December 31, 2020.  There were $0.2 million and $0.5 million commitments to lend additional funds on loans modified in a TDR as of June 30, 2021, and December 31, 2020, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2021, and June 30, 2020.

	Loans Modified as a TDR for the Three Months Ended June 30, 2021			Loans Modified as a TDR for the Three Months Ended June 30, 2020
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Construction	—	—	—	1	1,152	—
Total Commercial	—	—	—	1	1,152	—
Consumer
Residential Mortgage	7	3,714	120	—	—	—
Home Equity	5	462	9	—	—	—
Automobile	187	3,797	52	19	305	5
Other [2]	105	1,010	38	5	52	2
Total Consumer	304	8,983	219	24	357	7
Total	304	$8,983	$219	25	$1,509	$7

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

	Loans Modified as a TDR for the Six Months Ended June 30, 2021			Loans Modified as a TDR for the Six Months Ended June 30, 2020
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	5	$109	$2	2	$98	$2
Construction	—	—	—	1	1,152	—
Total Commercial	5	109	2	3	1,250	2
Consumer
Residential Mortgage	7	3,714	120	—	—	—
Home Equity	7	717	36	—	—	—
Automobile	570	11,670	162	70	1,172	19
Other [2]	320	2,932	111	35	274	11
Total Consumer	904	19,033	429	105	1,446	30
Total	909	$19,142	$431	108	$2,696	$32

1 The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2021, and June 30, 2020, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	16	$296	19	$331
Other [2]	12	140	2	14
Total Consumer	28	436	21	345
Total	28	$436	21	$345

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$534	—	$—
Automobile	23	385	34	636
Other [2]	23	216	6	40
Total Consumer	47	1,135	40	676
Total	47	$1,135	40	$676

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications in response to COVID-19

 The Company initially offered short-term loan modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  In addition, the Company evaluates the need to record an allowance for the related AIR.  As of June 30, 2021, and December 31, 2020, the Company recorded an AIR allowance of $1.4 million and $2.7 million, respectively.  The allowance was recorded as a contra-asset against AIR with the offset to provision for credit losses.  In addition, the Company elected to deduct the AIR from the AIR Allowance (rather than reversing interest income) when the AIR is deemed uncollectible, which generally occurs when the related loan is placed on nonaccrual status or is charged-off.

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

In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, these COVID-19 related loan and lease modifications are not accounted for as TDRs.  These loan and lease modifications totaled $205.3 million (118 loans and leases) for the commercial segment and $13.2 million (65 loans and leases) for the consumer segment as of June 30, 2021, and $311.6 million (210 loans and leases) for the commercial segment and $178.1 million (1,920 loans and leases) for the consumer segment as of December 31, 2020.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.5 million as of June 30, 2021.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of June 30, 2021, and $2.8 billion as of December 31, 2020.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.6 million and $1.8 million for the three months ended June 30, 2021, and June 30, 2020, and $3.2 million and $3.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2021, and June 30, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$919	$1,101	$958	$1,126
Change in Fair Value:
Due to Payoffs	(44)	(33)	(83)	(58)
Total Changes in Fair Value of Mortgage Servicing Rights	(44)	(33)	(83)	(58)
Balance at End of Period	$875	$1,068	$875	$1,068

For the three and six months ended June 30, 2021, and June 30, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$21,401	$21,436	$18,694	$23,896
Servicing Rights that Resulted From Asset Transfers	1,260	1,005	2,940	2,170
Amortization	(996)	(1,301)	(2,159)	(2,413)
Valuation Allowance Recovery (Provision)	(1,067)	696	1,123	(1,817)
Balance at End of Period	$20,598	$21,836	$20,598	$21,836

Valuation Allowance:
Balance at Beginning of Period	$(1,702)	$(2,513)	$(3,892)	$—
Valuation Allowance Recovery (Provision)	(1,067)	696	1,123	(1,817)
Balance at End of Period	$(2,769)	$(1,817)	$(2,769)	$(1,817)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,401	$21,436	$18,694	$25,714
End of Period	$20,598	$21,836	$20,598	$21,836

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Weighted-Average Constant Prepayment Rate [1]	12.00%	14.42%
Weighted-Average Life (in years)	5.80	4.99
Weighted-Average Note Rate	3.72%	3.87%
Weighted-Average Discount Rate [2]	6.51%	5.81%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2021, and December 31, 2020, is presented in the following table.

(dollars in thousands)	June 30, 2021	December 31, 2020
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(234)	$(203)
Decrease in fair value from 50 bps adverse change	(463)	(401)
Discount Rate
Decrease in fair value from 25 bps adverse change	(213)	(184)
Decrease in fair value from 50 bps adverse change	(422)	(365)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $130.9 million and $138.9 million as of June 30, 2021, and December 31, 2020, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2021, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2021	$15,213
2022	6,757
2023	19,025
2024	173
2025	56
Thereafter	3,424
Total Unfunded Commitments	$44,648

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2021, and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Effective Yield Method
Tax credits and other tax benefits recognized	$2,151	$2,938	$4,302	$5,876
Amortization Expense in Provision for Income Taxes	1,670	2,147	3,362	4,293
Proportional Amortization Method
Tax credits and other tax benefits recognized	$2,879	$1,523	$5,470	$3,046
Amortization Expense in Provision for Income Taxes	2,385	1,318	4,711	2,637

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2021, and June 30, 2020.

Note 7.  Balance Sheet Offsetting

The following table presents the fair value of the related collateral pledged against repurchase agreements as of June 30, 2021, and December 31, 2020.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	15,658	—	64,336	79,994
Residential - U.S. Government-Sponsored Enterprises	—	9,342	—	460,664	470,006
Total	$—	$25,000	$—	$525,490	$550,490
December 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$100	$—	$—	$490	$590
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	20,210	83,599	103,809
Residential - U.S. Government-Sponsored Enterprises	—	—	4,790	491,401	496,191
Total	$100	$—	$25,000	$575,490	$600,590

1 The class of collateral pledged as of December 31, 2020, have been updated to properly reflect the remaining contractual maturity of repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2021, and December 31, 2020.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.  See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
June 30, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$24	$—	$24	$24	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$10,118	$—	$10,118	$24	$6,549	$3,545
Repurchase Agreements:
Private Institutions	550,000	—	550,000	—	550,000	—
Government Entities	490	—	490	—	490	—
	$550,490	$—	$550,490	$—	$550,490	$—
December 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,202	—	17,202	5	7,911	9,286
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	590	—	590	—	590	—
	$600,590	$—	$600,590	$—	$600,590	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $606.8 million and $635.2 million as of June 30, 2021, and December 31, 2020, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $1.8 million and $2.5 million as of June 30, 2021, and December 31, 2020, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2021, and June 30, 2020:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$3,129	$848	$2,281
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,675)	(992)	(2,683)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	380	101	279
Net Unrealized Gains (Losses) on Investment Securities	(166)	(43)	(123)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	661	174	487
Amortization of Prior Service Credit	(62)	(17)	(45)
Defined Benefit Plans, Net	599	157	442
Other Comprehensive Income (Loss)	$433	$114	$319

Three Months Ended June 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$10,393	$2,752	$7,641
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	121	32	89
Net Unrealized Gains (Losses) on Investment Securities	10,514	2,784	7,730
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	571	151	420
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$11,023	$2,919	$8,104

Six Months Ended June 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(65,097)	$(17,235)	$(47,862)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,675)	(992)	(2,683)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	506	134	372
Net Unrealized Gains (Losses) on Investment Securities	(68,266)	(18,093)	(50,173)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,323	350	973
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	1,200	317	883
Other Comprehensive Income (Loss)	$(67,066)	$(17,776)	$(49,290)

Six Months Ended June 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$66,949	$17,741	$49,208
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	186	49	137
Net Unrealized Gains (Losses) on Investment Securities	67,058	17,769	49,289
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,141	303	838
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	1,018	270	748
Other Comprehensive Income (Loss)	$68,076	$18,039	$50,037

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021, and June 30, 2020:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2021
Balance at Beginning of Period	$1,352	$(330)	$(42,809)	$(41,787)
Other Comprehensive Income (Loss) Before Reclassifications	2,281	—	—	2,281
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,683)	279	442	(1,962)
Total Other Comprehensive Income (Loss)	(402)	279	442	319
Balance at End of Period	$950	$(51)	$(42,367)	$(41,468)

Three Months Ended June 30, 2020
Balance at Beginning of Period	$49,870	$(667)	$(38,382)	$10,821
Other Comprehensive Income (Loss) Before Reclassifications	7,641	—	—	7,641
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	89	374	463
Total Other Comprehensive Income (Loss)	7,641	89	374	8,104
Balance at End of Period	$57,511	$(578)	$(38,008)	$18,925

Six Months Ended June 30, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(47,862)	—	—	(47,862)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,683)	372	883	(1,428)
Total Other Comprehensive Income (Loss)	(50,545)	372	883	(49,290)
Balance at End of Period	$950	$(51)	$(42,367)	$(41,468)

Six Months Ended June 30, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	49,208	—	—	49,208
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	137	748	829
Total Other Comprehensive Income (Loss)	49,152	137	748	50,037
Balance at End of Period	$57,511	$(578)	$(38,008)	$18,925

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021, and June 30, 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(380)	$(121)	Interest Income
	101	32	Provision for Income Tax
	(279)	(89)	Net of Tax
Sale of Investment Securities Available-for-Sale	3,675	—	Investment Securities Gains (Losses), Net
	(992)	—	Provision for Income Tax
	2,683	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	62
Net Actuarial Losses [2]	(661)	(571)
	(599)	(509)	Total Before Tax
	157	135	Provision for Income Tax
	(442)	(374)	Net of Tax

Total Reclassifications for the Period	$1,962	$(463)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(506)	$(186)	Interest Income
	134	49	Provision for Income Tax
	(372)	(137)	Net of Tax
Sale of Investment Securities Available-for-Sale	3,675	77	Investment Securities Gains (Losses), Net
	(992)	(21)	Provision for Income Tax
	2,683	56	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	123	123
Net Actuarial Losses [2]	(1,323)	(1,141)
	(1,200)	(1,018)	Total Before Tax
	317	270	Provision for Income Tax
	(883)	(748)	Net of Tax

Total Reclassifications for the Period	$1,428	$(829)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income.

Note 9.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2021, and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator:
Net Income Available to Common Shareholders	$67,533	$38,908	$127,482	$73,650

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,902,583	39,703,735	39,865,268	39,692,695
Dilutive Effect of Equity Based Awards	220,322	128,740	231,259	180,639
Weighted Average Common Shares Outstanding - Diluted	40,122,905	39,832,475	40,096,527	39,873,334

Earnings Per Common Share:
Basic	$1.69	$0.98	$3.20	$1.86
Diluted	$1.68	$0.98	$3.18	$1.85

Antidilutive Stock Options and Restricted Stock Outstanding	45,909	113,906	95,389	111,507

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 54 branch locations and 312 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a 24-hour customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2021, and June 30, 2020, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2021
Net Interest Income	$71,167	$49,038	$3,309	$123,514
Provision for Credit Losses	987	197	(17,284)	(16,100)
Net Interest Income After Provision for Credit Losses	70,180	48,841	20,593	139,614
Noninterest Income	32,600	6,575	5,256	44,431
Noninterest Expense	(72,868)	(15,742)	(7,917)	(96,527)
Income Before Provision for Income Taxes	29,912	39,674	17,932	87,518
Provision for Income Taxes	(7,365)	(9,703)	(2,917)	(19,985)
Net Income	$22,547	$29,971	$15,015	$67,533
Total Assets as of June 30, 2021	$7,479,986	$5,127,431	$10,064,766	$22,672,183

Three Months Ended June 30, 2020 [1]
Net Interest Income	$73,221	$51,219	$2,251	$126,691
Provision for Credit Losses	6,137	(1,025)	35,288	40,400
Net Interest Income (Loss) After Provision for Credit Losses	67,084	52,244	(33,037)	86,291
Noninterest Income	28,943	7,076	15,249	51,268
Noninterest Expense	(70,590)	(14,776)	(3,526)	(88,892)
Income (Loss) Before Provision for Income Taxes	25,437	44,544	(21,314)	48,667
Provision for Income Taxes	(6,492)	(10,940)	7,673	(9,759)
Net Income (Loss)	$18,945	$33,604	$(13,641)	$38,908
Total Assets as of June 30, 2020 [1]	$7,416,090	$5,033,169	$7,320,683	$19,769,942

Six Months Ended June 30, 2021
Net Interest Income	$140,929	$96,181	$6,973	$244,083
Provision for Credit Losses	3,853	247	(34,500)	(30,400)
Net Interest Income After Provision for Credit Losses	137,076	95,934	41,473	274,483
Noninterest Income	66,298	14,433	6,670	87,401
Noninterest Expense	(151,049)	(31,419)	(12,924)	(195,392)
Income Before Provision for Income Taxes	52,325	78,948	35,219	166,492
Provision for Income Taxes	(12,839)	(19,261)	(6,910)	(39,010)
Net Income	$39,486	$59,687	$28,309	$127,482
Total Assets as of June 30, 2021	$7,479,986	$5,127,431	$10,064,766	$22,672,183

Six Months Ended June 30, 2020 [1]
Net Interest Income	$147,135	$96,456	$9,066	$252,657
Provision for Credit Losses	9,588	(735)	65,147	74,000
Net Interest Income (Loss) After Provision for Credit Losses	137,547	97,191	(56,081)	178,657
Noninterest Income	61,533	18,811	17,073	97,417
Noninterest Expense	(141,336)	(32,122)	(11,746)	(185,204)
Income (Loss) Before Provision for Income Taxes	57,744	83,880	(50,754)	90,870
Provision for Income Taxes	(14,608)	(20,494)	17,882	(17,220)
Net Income (Loss)	$43,136	$63,386	$(32,872)	$73,650
Total Assets as of June 30, 2020 [1]	$7,416,090	$5,033,169	$7,320,683	$19,769,942

1   Certain prior period information has been reclassified to conform to current presentation.

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$64,016	$2,207	$102,881	$4,947
Forward Commitments	97,020	(253)	158,759	(740)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,369,798	45,844	1,362,778	90,130
Pay Fixed/Receive Variable Swaps	1,369,798	(10,094)	1,362,778	(17,197)
Foreign Exchange Contracts	96,138	(653)	90,587	866
Conversion Rate Swap Agreement	142,481	—	133,286	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2021, and December 31, 2020:

Derivative Financial Instruments	June 30, 2021		December 31, 2020
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$2,207	$—	$4,947	$—
Forward Commitments	20	273	—	740
Interest Rate Swap Agreements	52,779	17,029	90,342	17,409
Foreign Exchange Contracts	475	1,128	878	12
Total	$55,481	$18,430	$96,167	$18,161

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2021, and June 30, 2020:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2021	2020	2021	2020
Interest Rate Lock Commitments	Mortgage Banking	$4,071	$4,351	$4,844	$10,654
Forward Commitments	Mortgage Banking	(1,576)	(874)	1,651	(3,058)
Interest Rate Swap Agreements	Other Noninterest Income	1,097	3,029	2,701	9,467
Foreign Exchange Contracts	Other Noninterest Income	448	223	719	936
Total		$4,040	$6,729	$9,915	$17,999

As of June 30, 2021, and December 31, 2020, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions.  The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $10.1 million and $17.2 million as of June 30, 2021, and December 31, 2020, respectively.

Parties to over-the-counter derivatives which are centrally cleared through a clearinghouse exchange daily payments that reflect the daily change in value of the derivatives.  Effective 2017, these payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures.  This rule change effectively results in all centrally cleared derivatives having a fair value that approximates zero on a daily basis.  Substantially all of our swap agreements originated after the rule change are centrally cleared.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2021, and December 31, 2020, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of June 30, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Unfunded Commitments to Extend Credit	$2,819,038	$2,787,123
Standby Letters of Credit	99,100	100,186
Commercial Letters of Credit	14,953	10,511
Total Credit Commitments	$2,933,091	$2,897,820

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate, while the valuation methodology for uncleared interest rate swaps is based on the Effective Federal Funds Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of June 30, 2021, and December 31, 2020, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$50,207	$154,990	$—	$205,197
Debt Securities Issued by States and Political Subdivisions	—	24,499	—	24,499
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,001	—	1,001
Debt Securities Issued by Corporations	—	391,463	—	391,463
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,544,673	—	1,544,673
Residential - U.S. Government-Sponsored Enterprises	—	2,154,535	—	2,154,535
Commercial - Government Agencies	—	201,573	—	201,573
Total Mortgage-Backed Securities	—	3,900,781	—	3,900,781
Total Investment Securities Available-for-Sale	50,207	4,472,734	—	4,522,941
Loans Held for Sale	—	47,490	—	47,490
Mortgage Servicing Rights	—	—	875	875
Other Assets	56,609	—	—	56,609
Derivatives [1]	—	495	54,986	55,481
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2021	$106,816	$4,520,719	$55,861	$4,683,396
Liabilities:
Derivatives [1]	$—	$1,401	$17,029	$18,430
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2021	$—	$1,401	$17,029	$18,430
December 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$921	$173,324	$—	$174,245
Debt Securities Issued by States and Political Subdivisions	—	24,840	—	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,062	—	1,062
Debt Securities Issued by Corporations	—	224,605	—	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,594,815	—	1,594,815
Residential - U.S. Government-Sponsored Enterprises	—	1,518,283	—	1,518,283
Commercial - Government Agencies	—	253,839	—	253,839
Total Mortgage-Backed Securities	—	3,366,937	—	3,366,937
Total Investment Securities Available-for-Sale	921	3,790,768	—	3,791,689
Loans Held for Sale	—	82,565	—	82,565
Mortgage Servicing Rights	—	—	958	958
Other Assets	53,410	—	—	53,410
Derivatives [1]	—	878	95,289	96,167
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020	$54,331	$3,874,211	$96,247	$4,024,789
Liabilities:
Derivatives [1]	$—	$752	$17,409	$18,161
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020	$—	$752	$17,409	$18,161

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2021, and June 30, 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2021
Balance as of April 1, 2021	$919	$15,482
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(44)	4,038
Transfers to Loans Held for Sale	—	(4,568)
Variation Margin Payments	—	23,005
Balance as of June 30, 2021	$875	$37,957
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2021	$—	$37,957

Three Months Ended June 30, 2020
Balance as of April 1, 2020	$1,101	$80,680
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(33)	4,290
Transfers to Loans Held for Sale	—	(5,625)
Variation Margin Payments	—	9,650
Balance as of June 30, 2020	$1,068	$88,995
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2020	$—	$88,995

Six Months Ended June 30, 2021
Balance as of January 1, 2021	$958	77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(83)	4,913
Transfers to Loans Held for Sale	—	(7,584)
Variation Margin Payments	—	(37,252)
Balance as of June 30, 2021	$875	37,957
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2021	$—	$37,957

Six Months Ended June 30, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(58)	10,462
Transfers to Loans Held for Sale	—	(9,278)
Variation Margin Payments	—	65,238
Balance as of June 30, 2020	$1,068	$88,995
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2020	$—	$88,995

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2021, and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
June 30, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.51%	-	14.95%	12.00%	$21,473
		Discount Rate	5.58%	-	6.77%	6.51%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	82.10%	-	100.00%	92.00%	$2,207
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.25%	$35,742

December 31, 2020
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.71%	-	15.89%	14.42%	$19,652
		Discount Rate	5.69%	-	6.28%	5.81%
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	90.76%	$4,947
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.29%	$72,933

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2021, and December 31, 2020.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2021
Mortgage Servicing Rights - amortization method	Level 3	$20,598	$(2,769)

December 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$18,694	$(3,892)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value.  As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2021
Loans Held for Sale	$47,490	$45,974	$1,516

December 31, 2020
Loans Held for Sale	$82,565	$78,577	$3,988

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2021, and June 30, 2020, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2021, and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,947,613	$3,965,117	$132,215	$3,832,902	$—
Loans [1]	11,670,385	11,959,346	—	—	11,959,346
Financial Instruments - Liabilities
Time Deposits	1,396,077	1,398,076	—	1,398,076	—
Securities Sold Under Agreements to Repurchase	550,490	583,775	—	583,775	—
December 31, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,262,727	$3,348,693	$7,500	$3,341,193	$—
Loans [1]	11,536,011	12,019,151	—	—	12,019,151
Financial Instruments - Liabilities
Time Deposits	1,662,063	1,667,774	—	1,667,774	—
Securities Sold Under Agreements to Repurchase	600,590	649,039	—	649,039	—
Other Debt [2]	50,000	51,546	—	51,546	—

[1]	Carrying amount is net of unearned income and the Allowance.
[2]	Excludes finance lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations on travel and any lingering effects therefrom, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic and current reports filed with the SEC.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

We have taken and continue to take significant steps to help our customers who have been impacted by COVID-19. For our consumer customers, we initially provided payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months.  We waived associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event. For our commercial customers that continued to make interest payments, we provided six months of principal deferral, or alternatively, three months of interest or interest and principal deferral.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer some loan modifications to borrowers struggling as a result of COVID-19.

The Bank continues to responsibly lend to qualified consumer and commercial customers. We participated in the SBA’s Small Business Paycheck Protection Program.  As of June 30, 2021, the Bank had 4,685 PPP loans totaling $513.5 million net of deferred cost and fees.

Earnings Summary

Net income for the second quarter of 2021 was $67.5 million, an increase of $28.6 million or 74% compared to the same period in 2020.  Diluted earnings per common share was $1.68 for the second quarter of 2021, an increase of $0.70 or 71% compared to the same period in 2020.

The Company’s higher earnings for the second quarter of 2021 were primarily due to the following:

•

We recorded a $16.1 million negative provision for credit losses in the second quarter of 2021 compared to a $40.4 million provision recorded in the same period in 2020.  This decrease was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Fees, exchange, and other service charges for the second quarter of 2021 were $13.8 million, an increase of $4.4 million or 47% compared to the same period in 2020.  This increase was primarily due to higher ATM and debit card transaction volume.

•

Net occupancy expenses for the second quarter of 2021 were $5.0 million, a decrease of $3.7 million or 42% compared to the same period in 2020.  This decrease was primarily due to a $3.1 million gain on sale of real estate property on the island of Oahu during the second quarter of 2021.

•	Trust and asset management for the second quarter of 2021 were $11.7 million, an increase of $1.1 million or 11% primarily due to an increase in market value and trust fees.
•

Service charges on deposit accounts for the second quarter of 2021 was $6.1 million, an increase of $1.0 million or 19% compared to the same period in 2020 primarily due to an increase in overdraft fees.

This increase in net income over the second quarter of 2020 was partially offset by the following:

•

Investment securities gains, net totaled $2.4 million for the second quarter of 2021 compared to $13.2 million during the same period in 2020.  The net gains in the second quarter of 2021 were due to sales of mortgage-backed securities and corporate debt securities.  The net gain in the second quarter of 2020 was primarily due to the sale of our remaining 80,214 Visa Class B shares.

•

The provision for income taxes for the second quarter of 2021 was $20.0 million, an increase of $10.2 million compared to the same period in 2020 primarily due to higher pretax income. The total tax adjustments were relatively the same in both periods.  The effective tax rate for the second quarter of 2021 was 22.84%, up from 20.05% for the same period in 2020.

•

Total salaries and benefits expense for the second quarter of 2021 was $56.2 million, an increase of $5.4 million or 11% compared to the same period in 2020, due in part to a $2.0 million increase in incentive compensation. Share-based compensation increased by $1.2 million primarily due to a higher number of restricted stock units being amortized.  Commission expense increased by $1.0 million primarily due to an increase in loan origination and refinance activity.

•

Total other expenses for the second quarter of 2021 were $17.2 million, an increase of $5.0 million or 41% compared to the same period in 2020.  This increase was primarily due to $3.2 million of early termination costs incurred in the second quarter of 2021 related to the prepayment of $50.0 million of repurchase agreements and $50.0 million of FHLB advances.

•

Net interest income was $123.5 million for the second quarter of 2021, a decrease of $3.2 million or 3% compared to the same period in 2020.  This decrease was primarily due to lower yields on investment securities and loans and leases.  Net interest margin was 2.37% in the second quarter of 2021, a 46 basis point decrease from the same period in 2020.

•

Other income for the second quarter of 2021 was $4.4 million, a decrease of $1.8 million or 28% compared to the same period in 2020.  This decrease was primarily due to a decrease in fees related to our customer interest rate swap derivatives.

•

Mortgage banking income was $3.1 million for the second quarter of 2021, a decrease of $1.2 million or 29% compared to the same period in 2020, primarily due to valuation adjustments recorded for our mortgage servicing rights. During the second quarter of 2021, we recognized a $1.1 million valuation impairment to our mortgage servicing rights compared to a $0.7 million valuation allowance recovery recorded in second quarter 2020.

Net income for the first six months of 2021 was $127.5 million, an increase of $53.8 million or 73% compared to the same period in 2020.  Diluted earnings per common share was $3.18 for the first six months of 2021, an increase of $1.33 or 72% compared to the same period in 2020.

The Company’s higher earnings for the first six months of 2021 were primarily due to the following:

•

We recorded a $30.4 million negative provision for credit losses for the first six months of 2021 compared to a $74.0 million provision recorded in the same period in 2020.  This decrease was primarily due to management’s best estimate of losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

•

Fees, exchange, and other service charges expenses for the first six months of 2021 were $27.4 million, an increase of $4.8 million or 21% compared to the same period in 2020 primarily due to higher ATM and debit card transaction volume.

•

Net occupancy expenses for the first six months of 2021 were $14.1 million, a decrease of $3.6 million or 20% compared to the same period in 2020.  This decrease was primarily due to a $3.1 million gain on sale of real estate property on the island of Oahu.

•

Mortgage banking income for the first six months of 2021 were $8.9 million, an increase of $1.9 million or 28% compared to the same period in 2020.  For the first six months of 2021 we recognized a $1.1 million valuation allowance recovery to our mortgage servicing rights compared to a $1.8 million valuation impairment recorded in 2020.  The increase was partially offset by lower conforming salable loans from current production.

•

Trust and asset management for the first six months of 2021 were $23.0 million, an increase of $1.5 million or 7% compared to the same period in 2020 primarily due to an increase in market value and trust fees.

This increase in net income over the first six months of 2020 was partially offset by the following:

•

The provision for income taxes for the first six months of 2021 was $39.0 million, an increase of $21.8 million compared to the same period in 2020. The effective tax rate for the first six months of 2021 was 23.43%, up from 18.95% for the same period in 2020.  The higher effective tax rate for the first six months of 2021 compared to the same period in 2020 was primarily due to the aforementioned higher pretax book income compared to a consistent amount of tax adjustments.

•

Investment securities gains, net totaled $1.2 million for the first six months of 2021 compared to $12.2 million during the same period in 2020.  The net gains in the first six months of 2021 were due to sales of mortgage-backed securities and corporate debt securities.  The net gain in the first six months of 2020 was primarily due to the sale of 80,214 Visa Class B shares.

•

Other income for the first six months of 2021 was $9.1 million, a decrease of $7.4 million or 45% compared to the same period in 2020 primarily due to a $7.2 million decrease in fees related to our customer interest rate swap derivatives.

•

Total salaries and benefits expense for the first six months of 2021 were $112.4 million, an increase of $7.2 million or 7% compared to the same period in 2020 primarily due to a $7.7 million increase in incentive compensation coupled with a $2.4 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $2.7 million decrease in separation expense.

•

Total other expenses for the first six months of 2021 were $30.4 million, an increase of $3.3 million or 12% compared to the same period in 2020 primarily due to the aforementioned $3.2 million early termination costs incurred in the second quarter of 2021 related to the prepayment of $50.0 million of repurchase agreements and $50.0 million of FHLB advances.

•

Data processing expenses for the first six months of 2021 was $10.9 million, an increase of $1.7 million or 18% compared to the same period in 2020 primarily due to the rollout of contactless cards in the first quarter of 2021

•

Net equipment expense for the first six months of 2021 was $17.7 million, an increase of $1.0 million or 6% compared to the same period in 2020.  This increase was primarily due to higher depreciation expense.

We maintained a strong balance sheet during the second quarter of 2021, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital highlighted by the following.

•	Total loans and leases were $12.0 billion as of June 30, 2021, an increase $101.4 million or 1% from December 31, 2020, primarily due to growth in our consumer lending portfolio.
•

The Allowance for Credit Losses (the “Allowance”) was $180.4 million as of June 30, 2021, a decrease of $35.9 million or 17% from December 31, 2020.  The Allowance represented 1.50% of total loans and leases outstanding as of June 30, 2021, and 1.81% of total loans and leases outstanding as of December 31, 2020.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of our investment securities portfolio was $8.5 billion, an increase of $1.4 billion or 20% compared to December 31, 2020.  Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $20.2 billion as of June 30, 2021, an increase of $2.0 billion or 11% from December 31, 2020, primarily due to an increase in commercial and consumer deposits.
•

On June 15, 2021, the Company issued and sold 7,200,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share.  Net proceeds after underwriting discounts and expenses were $175.5 million.

•

Total shareholders’ equity was $1.6 billion as of June 30, 2021, an increase of $209.0 million or 15% from December 31, 2020.  While we continued to return capital to our shareholders in the form of dividends, in March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We plan to resume our share repurchase program as soon as practicable subject to market and economic conditions and applicable SEC rules.  During the first six months of 2021, we acquired 37,156 shares of our common stock at a total cost of $3.3 million from shares obtained from employees and/or directors in connection with income tax withholdings related to the vesting of restricted stock and shares purchased for a deferred compensation plan.

•	Cash dividends on common shares of $54.1 million were distributed during the first six months of 2021.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
For the Period:
Operating Results
Net Interest Income	$123,514	$126,691	$244,083	$252,657
Provision for Credit Losses	(16,100)	40,400	(30,400)	74,000
Total Noninterest Income	44,431	51,268	87,401	97,417
Total Noninterest Expense	96,527	88,892	195,392	185,204
Net Income	67,533	38,908	127,482	73,650
Basic Earnings Per Common Share	1.69	0.98	3.20	1.86
Diluted Earnings Per Common Share	1.68	0.98	3.18	1.85
Dividends Declared Per Common Share	0.67	0.67	1.34	1.34
Performance Ratios
Return on Average Assets	1.23%	0.82%	1.19%	0.79%
Return on Average Shareholders’ Equity	19.17	11.58	18.43	11.11
Return on Average Common Equity	19.60	11.58	18.63	11.11
Efficiency Ratio [1]	57.47	49.95	58.94	52.90
Net Interest Margin [2]	2.37	2.83	2.40	2.90
Dividend Payout Ratio [3]	39.64	68.37	41.88	72.04
Average Shareholders’ Equity to Average Assets	6.40	7.04	6.45	7.12
Average Balances
Average Loans and Leases	$12,096,308	$11,727,649	$12,024,844	$11,394,178
Average Assets	22,073,569	19,189,581	21,614,669	18,706,092
Average Deposits	19,698,285	16,679,511	19,184,607	16,248,628
Average Shareholders’ Equity	1,412,924	1,351,345	1,395,197	1,332,596
Market Price Per Share of Common Stock
Closing	$84.22	$61.41	$84.22	$61.41
High	95.95	72.74	99.10	95.53
Low	81.23	51.15	75.65	46.70

			June 30, 2021	December 31, 2020
As of Period End:
Balance Sheet Totals
Loans and Leases			$12,041,378	$11,940,020
Total Assets			22,672,183	20,603,651
Total Deposits			20,169,709	18,211,621
Other Debt			10,437	60,481
Total Shareholders’ Equity			1,583,531	1,374,507
Asset Quality
Non-Performing Assets			$18,974	$18,481
Allowance for Credit Losses - Loans and Leases			180,385	216,252
Allowance to Loans and Leases Outstanding [4]			1.50%	1.81%
Capital Ratios
Common Equity Tier 1 Capital Ratio			12.36%	12.06%
Tier 1 Capital Ratio			13.87	12.06
Total Capital Ratio			15.13	13.31
Tier 1 Leverage Ratio			7.31	6.71
Total Shareholders’ Equity to Total Assets			6.98	6.67
Tangible Common Equity to Tangible Assets [5]			6.08	6.53
Tangible Common Equity to Risk-Weighted Assets [5]			11.85	11.89
Non-Financial Data
Full-Time Equivalent Employees			2,085	2,022
Branches			54	65
ATMs			312	357

[1]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[2]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
[3]	Dividend payout ratio is defined as dividends declared per common share divided by basic earnings per common share.
[4]	The numerator comprises the Allowance for Credit Losses – Loans and Leases.
[5]	Tangible common equity, a non-GAAP financial measure, is defined by the Company as shareholders’ equity minus preferred stock and goodwill.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	June 30, 2021	December 31, 2020
Total Shareholders’ Equity	$1,583,531	$1,374,507
Less: Preferred Stock	175,487	—
Goodwill	31,517	31,517
Tangible Common Equity	$1,376,527	$1,342,990
Total Assets	$22,672,183	$20,603,651
Less: Goodwill	31,517	31,517
Tangible Assets	$22,640,666	$20,572,134
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$11,614,522	$11,295,077
Total Shareholders’ Equity to Total Assets	6.98%	6.67%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.08%	6.53%
Tier 1 Capital Ratio	13.87%	12.06%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.85%	11.89%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.2	$—	0.04%	$2.6	$—	0.18%	$2.7	$—	0.56%	$2.0	$—	0.96%
Funds Sold	946.2	0.3	0.11	545.9	0.1	0.07	749.5	0.4	0.11	349.3	0.6	0.36
Investment Securities
Available-for-Sale
Taxable	4,290.8	16.3	1.53	2,614.1	14.3	2.19	4,150.2	32.1	1.55	2,658.3	30.8	2.31
Non-Taxable	12.3	0.1	4.27	32.2	0.4	4.45	12.3	0.3	4.27	32.3	0.7	4.43
Held-to-Maturity
Taxable	3,496.2	13.4	1.53	2,957.6	16.4	2.22	3,441.3	26.5	1.54	2,996.9	35.4	2.36
Non-Taxable	41.5	0.3	2.53	54.4	0.4	2.66	39.8	0.5	2.54	54.5	0.7	2.67
Total Investment Securities	7,840.8	30.1	1.54	5,658.3	31.5	2.22	7,643.6	59.4	1.55	5,742.0	67.6	2.35
Loans Held for Sale	25.7	0.2	2.86	23.4	0.2	3.24	25.9	0.4	2.81	23.3	0.4	3.39
Loans and Leases [1]
Commercial and Industrial	1,934.5	16.8	3.49	1,963.8	17.9	3.67	1,919.5	31.2	3.27	1,686.5	31.1	3.71
Commercial Mortgage	2,883.5	21.3	2.96	2,622.9	22.3	3.42	2,864.9	42.6	3.00	2,586.2	47.4	3.69
Construction	285.6	2.6	3.66	255.8	2.5	3.93	274.9	4.9	3.57	234.6	5.0	4.26
Commercial Lease Financing	105.7	0.4	1.54	110.9	0.5	1.88	106.1	0.8	1.48	111.1	1.1	1.91
Residential Mortgage	4,234.3	35.6	3.35	3,939.6	36.0	3.65	4,190.7	71.4	3.41	3,917.5	72.9	3.72
Home Equity	1,573.4	12.1	3.09	1,665.2	14.3	3.45	1,583.7	24.7	3.14	1,672.7	29.5	3.55
Automobile	710.4	6.1	3.45	701.2	6.2	3.55	709.3	12.2	3.48	711.1	12.6	3.56
Other [2]	368.9	6.0	6.53	468.2	7.9	6.77	375.7	12.4	6.64	474.5	16.3	6.92
Total Loans and Leases	12,096.3	100.9	3.34	11,727.6	107.6	3.68	12,024.8	200.2	3.35	11,394.2	215.9	3.80
Other	32.3	0.2	2.26	34.0	0.1	1.47	32.9	0.4	2.24	34.2	0.3	2.01
Total Earning Assets [3]	20,943.5	131.7	2.52	17,991.8	139.5	3.11	20,479.4	260.8	2.56	17,545.0	284.8	3.26
Cash and Due From Banks	256.1			302.4			263.4			290.6
Other Assets	874.0			895.4			871.9			870.5
Total Assets	$22,073.6			$19,189.6			$21,614.7			$18,706.1
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,452.4	$0.7	0.07%	$3,226.6	$0.6	0.07%	$4,320.2	$1.3	0.06%	$3,168.3	$1.5	0.10%
Savings	7,533.0	1.8	0.09	6,691.4	2.2	0.13	7,276.2	3.3	0.09	6,596.9	9.3	0.28
Time	1,418.4	1.7	0.47	1,826.8	5.2	1.13	1,523.6	3.9	0.52	1,784.9	11.4	1.28
Total Interest-Bearing Deposits	13,403.8	4.2	0.12	11,744.8	8.0	0.27	13,120.0	8.5	0.13	11,550.1	22.2	0.39
Short-Term Borrowings	—	—	—	57.6	—	0.28	1.2	—	0.09	57.7	0.2	0.52
Securities Sold Under Agreements to Repurchase	570.3	3.5	2.41	602.9	4.0	2.64	585.3	7.0	2.38	603.5	8.0	2.64
Other Debt	30.2	0.2	3.22	60.5	0.5	2.91	45.3	0.6	2.56	63.7	1.0	3.23
Total Interest-Bearing Liabilities	14,004.3	7.9	0.22	12,465.8	12.5	0.40	13,751.8	16.1	0.23	12,275.0	31.4	0.51
Net Interest Income		$123.8			$127.0			$244.7			$253.4
Interest Rate Spread			2.30%			2.71%			2.33%			2.75%
Net Interest Margin			2.37%			2.83%			2.40%			2.90%
Noninterest-Bearing Demand Deposits	6,294.5			4,934.7			6,064.6			4,698.5
Other Liabilities	361.9			437.8			403.1			400.0
Shareholders’ Equity	1,412.9			1,351.3			1,395.2			1,332.6
Total Liabilities and Shareholders’ Equity	$22,073.6			$19,189.6			$21,614.7			$18,706.1

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $0.5 million for the three and six months ended June 30, 2021, and $0.4 million and $0.7 million for the three and six months ended June 30, 2020.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Six Months Ended June 30, 2021
	Compared to June 30, 2020
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.4	$(0.6)	$(0.2)
Investment Securities
Available-for-Sale
Taxable	13.6	(12.3)	1.3
Non-Taxable	(0.4)	—	(0.4)
Held-to-Maturity
Taxable	4.7	(13.6)	(8.9)
Non-Taxable	(0.2)	—	(0.2)
Total Investment Securities	17.7	(25.9)	(8.2)
Loans Held for Sale	0.1	(0.1)	—
Loans and Leases
Commercial and Industrial	4.0	(3.9)	0.1
Commercial Mortgage	4.7	(9.5)	(4.8)
Construction	0.8	(0.9)	(0.1)
Commercial Lease Financing	(0.1)	(0.2)	(0.3)
Residential Mortgage	4.9	(6.4)	(1.5)
Home Equity	(1.5)	(3.3)	(4.8)
Automobile	(0.1)	(0.3)	(0.4)
Other [2]	(3.3)	(0.6)	(3.9)
Total Loans and Leases	9.4	(25.1)	(15.7)
Other	—	0.1	0.1
Total Change in Interest Income	27.6	(51.6)	(24.0)
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.4	(0.6)	(0.2)
Savings	0.9	(6.9)	(6.0)
Time	(1.5)	(6.0)	(7.5)
Total Interest-Bearing Deposits	(0.2)	(13.5)	(13.7)
Short-Term Borrowings	(0.1)	(0.1)	(0.2)
Securities Sold Under Agreements to Repurchase	(0.2)	(0.8)	(1.0)
Other Debt	(0.3)	(0.1)	(0.4)
Total Change in Interest Expense	(0.8)	(14.5)	(15.3)
Change in Net Interest Income	$28.4	$(37.1)	$(8.7)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

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

Yields on our earning assets decreased by 59 basis points in the second quarter of 2021 and by 70 basis points in the first six months of 2021 compared to the same periods in 2020 primarily due to the lower rate environment.  Yields on our investment securities portfolio decreased by 68 basis points in the second quarter of 2021 and by 80 basis points in the first six months of 2021 compared to the same periods in 2020 primarily due to higher premium amortization coupled with purchases of lower yielding securities. Yield decreases in our construction, commercial mortgage, and commercial and industrial loans were primarily due to lower yields on floating rate loans.  Yields on our construction loans decreased by 27 basis points in the second quarter of 2021 and by 69 basis points in the first six months of 2021 compared to the same periods in 2020 primarily due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial mortgage loans decreased by 46 basis points in the second quarter of 2021 and by 69 basis points in the first six months of 2021 compared to the same periods in 2020.  Similar to our construction loans, commercial mortgage loan yields were negatively impacted by lower yields on floating-rate loans, and new loans with lower rates than loans that were paid off.  These decreases were partially offset by interest recoveries in the current year.  Yields on our commercial and industrial loans excluding PPP loans decreased by 32 basis points in the second quarter of 2021 and by 55 basis points in the first six months of 2021 compared to the same periods in 2020 primarily due to lower yields on floating-rate loans coupled with new loans at lower rates than loans that were paid off.  Contractual yields on PPP loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the SBA ahead of maturity.  The contribution to the earning asset yield for the current quarter was an increase of 14 basis points.  Yields on our funds sold was relatively unchanged in the second quarter of 2021 compared to the same period in 2020. Yields on our funds sold decreased by 25 basis points in the first six months of 2021 compared to the same period in 2020 primarily due to federal fund rate decreases.

Interest rates paid on our interest-bearing liabilities decreased by 18 basis points in the second quarter of 2021 and by 28 basis points in the first six months of 2021 compared to the same periods in 2020.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. Securities sold under agreements to repurchase decreased by 23 basis points in the second quarter of 2021 and by 26 basis points in the first six months of 2021 compared to the same periods in 2020.  In May 2021, we terminated two of our repurchase agreements with an aggregated total of $50.0 million.  These repurchase agreements were scheduled to mature in 2024 and 2026.  The repurchase agreements had a weighted-average interest rate of 1.35%.  The decrease in our funding costs were partially offset by higher average balances in our interest-bearing deposits.  The average balance of our interest bearing demand deposits increased by $1.2 billion or 38% in the second quarter of 2021 and by $1.2 billion or 36% in the first six months of 2021 compared to the same periods in 2020.  The average balance of savings deposits increased by $841.6 million or 13% in the second quarter of 2021 and by $679.3 million or 10% in the first six months of 2021 compared to the same periods in 2020.

Average balances of our earning assets increased by $3.0 billion or 16% in the second quarter of 2021 and by $2.9 billion or 17% in the first six months of 2021 compared to the same periods in 2020 primarily due to an increase in the average balances of our investment securities.  Average balance of investment securities increased by $2.2 billion or 39% in the second quarter of 2021 and by $1.9 billion or 33% in the first six months compared to the same periods in 2020.  Average balances of our loan and lease portfolio increased by $368.7 million in the second quarter of 2021 and by $630.6 million or 6% in the first six months of 2021 compared to the same periods in 2020.  The average balance of funds sold increased by $400.3 million in the second quarter of 2021 and by $400.2 million in the first six months of 2021 compared to the same periods in 2020.  The average balance of our commercial mortgage portfolio increased by $260.6 million in the second quarter of 2021 and by $278.7 million in the first six months of 2021 compared to the same periods in 2020 as a result of continued demand from new and existing customers.  The average balance in our residential mortgage portfolio increased by $294.7 million in the second quarter of 2021 and by $273.2 million in the first six months of 2021 compared to the same periods in 2020 primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our commercial and industrial portfolio including PPP loans, was relatively unchanged in the second quarter of 2021 compared to the same period in 2020.  The average balance of our commercial and industrial portfolio including PPP loans, increased by $233.0 million in the first six months of 2021 compared to the same periods in 2020 primarily due to origination of new loans under the PPP, partially offset by payoff activity.  The average balance of our home equity portfolio decreased by $91.8 million in the second quarter of 2021 and by $89.0 million in the first six months of 2021 compared to the same periods in 2020 as a result of elevated runoff rates and lower utilization rates.

Average balances of our interest-bearing liabilities increased by $1.5 billion or 12% in the second quarter of 2021 and by $1.5 billion or 12% in the first six months of 2021 compared to the same periods in 2020 primarily due to growth in our demand and savings products.  Average balance in our core interest bearing deposit products increased by $2.1 billion in the second quarter of 2021 and by $1.8 billion in the first six months of 2021 compared to the same periods in 2020. Average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances decreased by $30.3 million or 50% in the second quarter of 2021 and by $18.4 million or 29% in the first six months of 2021 compared to the same periods in 2020 primarily due to the prepayment of FHLB advances totaling $50.0 million in the second quarter of 2021.

Noninterest Income

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Trust and Asset Management	$11,682	$10,550	$1,132	$22,960	$21,465	$1,495
Mortgage Banking	3,058	4,278	(1,220)	8,920	6,973	1,947
Service Charges on Deposit Accounts	6,065	5,097	968	12,193	12,548	(355)
Fees, Exchange, and Other Service Charges	13,807	9,417	4,390	27,414	22,617	4,797
Investment Securities Gains, Net	2,423	13,216	(10,793)	1,220	12,246	(11,026)
Annuity and Insurance	911	883	28	1,613	1,811	(198)
Bank-Owned Life Insurance	2,063	1,649	414	3,980	3,229	751
Other Income	4,422	6,178	(1,756)	9,101	16,528	(7,427)
Total Noninterest Income	$44,431	$51,268	$(6,837)	$87,401	$97,417	$(10,016)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers. Total trust assets under administration were $11.0 billion and $9.9 billion as of June 30, 2021, and, June 30, 2020, respectively.  Trust and asset management income increased by $1.1 million or 11% in the second quarter of 2021 and by $1.5 million or 7% for the first six months of 2021 compared to the same periods in 2020 primarily due to increases in market value and trust fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $1.2 million or 29% in the second quarter of 2021 compared to the same period in 2020.  This decrease was primarily due to valuation adjustments recorded for our mortgage servicing rights. During the second quarter of 2021, we recognized a $1.1 million valuation impairment to our mortgage servicing rights compared to a $0.7 million valuation allowance recovery recorded in the second quarter of 2020.  Mortgage banking income increased by $1.9 million or 28% for the first six months of 2021 compared to the same period in 2020.  For the first six months of 2021, we recognized a $1.1 million valuation allowance recovery to our mortgage servicing rights compared to a $1.8 million valuation impairment to our mortgage servicing rights recorded in 2020.  The increase was offset by lower conforming salable loans from current production.

Service charges on deposit accounts increased by $1.0 million or 19% in the second quarter of 2021 compared to the same period in 2020 primarily due to an increase in overdraft fees.  Service charges on deposit accounts decreased by $0.4 million or 3% for the first six months of 2021 compared to the same period in 2020 primarily due to a decrease in overdraft fees.

Fees, exchange, and other service charges, which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges, increased by $4.4 million or 47% in the second quarter of 2021 and by $4.8 million or 21% for the first six months of 2021 compared to the same periods in 2020.  These increases were primarily due to higher ATM and debit card transaction volume.

Investment securities gains, net totaled $2.4 million in the second quarter of 2021 compared to $13.2 million during the same period in 2020.  The net gain in second quarter of 2021 was primarily due to the sales of mortgage-backed securities and corporate debt securities.  The net gain in the second quarter of 2020 was primarily due to the sale of 80,214 Visa Class B shares.  These net gains in the first six months of 2021 and 2020 were partially offset by fees paid to the counterparties of our prior Visa Class B share sale transactions.

Annuity and insurance income remained relatively unchanged in the second quarter of 2021 compared to the same period in 2020.  Annuity and insurance income decreased by $0.2 million or 11% for the first six months of 2021 compared to the same period in 2020 primarily due to a decrease in annuity and life insurance products sold.

Bank-owned life insurance increased by $0.4 million or 25% in the second quarter of 2021 and by $0.8 million or 23% for the first six months of 2021 compared to the same periods in 2020.  These increases were primarily due to an increase in death benefits received.

Other noninterest income decreased by $1.8 million or 28% in the second quarter of 2021 and by $7.4 million or 45% for the first six months of 2021 compared to the same periods in 2020.  These decreases were primarily due to a decrease in fees related to our customer interest rate swap derivatives.

Noninterest Expense

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Salaries	$33,413	$32,739	$674	$64,982	$66,225	$(1,243)
Incentive Compensation	5,172	3,141	2,031	11,086	3,386	7,700
Share-Based Compensation	3,174	2,021	1,153	5,758	3,312	2,446
Commission Expense	2,599	1,647	952	5,035	3,021	2,014
Retirement and Other Benefits	5,289	4,446	843	10,806	9,152	1,654
Payroll Taxes	3,026	2,782	244	6,994	7,325	(331)
Medical, Dental, and Life Insurance	3,204	3,830	(626)	5,628	7,972	(2,344)
Separation Expense	284	109	175	2,123	4,785	(2,662)
Total Salaries and Benefits	56,161	50,715	5,446	112,412	105,178	7,234
Net Occupancy	5,047	8,761	(3,714)	14,137	17,716	(3,579)
Net Equipment	8,796	8,195	601	17,674	16,651	1,023
Data Processing	4,557	4,416	141	10,879	9,204	1,675
Professional Fees	3,114	3,061	53	6,520	6,269	251
FDIC Insurance	1,669	1,558	111	3,323	3,014	309
Other Expense:
Delivery and Postage Services	1,693	1,773	(80)	3,341	3,751	(410)
Mileage Program Travel	1,208	1,009	199	2,368	2,169	199
Merchant Transaction and Card Processing Fees	1,259	814	445	2,357	2,180	177
Advertising	2,018	1,450	568	4,330	3,409	921
Amortization of Solar Energy Partnership Investments	512	716	(204)	1,024	1,432	(408)
Other	10,493	6,424	4,069	17,027	14,231	2,796
Total Other Expense	17,183	12,186	4,997	30,447	27,172	3,275
Total Noninterest Expense	$96,527	$88,892	$7,635	$195,392	$185,204	$10,188

Total salaries and benefits expense increased by $5.4 million or 11% in the second quarter of 2021 compared to the same period in 2020 due in part to a $2.0 million increase in incentive compensation.  Share-based compensation increased by $1.2 million primarily due to a higher number of restricted stock units being amortized.  Commission expense increased by $1.0 million primarily due to an increase in both loan origination and refinance activity.  Total salaries and benefits expense increased by $7.2 million or 7% for the first six months of 2021 compared to the same period in 2020 primarily due to a $7.7 million increase in incentive compensation coupled with a $2.4 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $2.7 million decrease in separation expense.

Net occupancy expense decreased by $3.7 million or 42% in the second quarter of 2021 and by $3.6 million or 20% for the first six months of 2021 compared to the same periods in 2020. This decrease was primarily due to a $3.1 million gain on sale of real estate property on the island of Oahu during the second quarter of 2021 coupled with a $0.6 million decrease in repairs and maintenance for the first six months of 2021 compared to the same periods in 2020.

Net equipment expense increased by $0.6 million or 7% in the second quarter of 2021 and by $1.0 million or 6% for the first six months of 2021 compared to the same periods in 2020.  This increase was due to higher depreciation expense.

Data processing expense increased by $0.1 million or 3% in the second quarter of 2021 compared to the same period in 2020 due to increased information technology projects.  Data processing expense increased by $1.7 million or 18% for the first six months of 2021 compared to the same period in 2020 primarily due to the rollout of contactless cards in the first quarter of 2021.

FDIC insurance expense increased by $0.1 million or 7% in the second quarter of 2021 and by $0.3 million or 10% for the first six months of 2021 compared to the same periods in 2020 primarily due to an increase in assessment rates.

Total other expense increased by $5.0 million or 41% in the second quarter of 2021 compared to the same period in 2020.  This increase was primarily due to $3.2 million early termination costs incurred in the second quarter of 2021 related to the prepayment of $50.0 million of repurchase agreements and $50.0 million of FHLB advances.  Total other expense increased by $3.3 million or 12% for the first six months of 2021 compared to the same period in 2020 due to the aforementioned $3.2 million early termination costs incurred in the second quarter of 2021 related to the prepayment of $50.0 million of repurchase agreements and $50.0 million of FHLB advances.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for Income Taxes	$19,985	$9,759	$39,010	$17,220
Effective Tax Rates	22.84%	20.05%	23.43%	18.95%

The provision for income taxes was $20.0 million in the second quarter of 2021, an increase of $10.2 million compared to the same period in 2020.  The effective tax rate for the second quarter of 2021 was 22.84%, up from 20.05% for the same period in 2020.  The higher effective rate in the second quarter of 2021 compared to the same period in 2020 was primarily due to higher pretax book income.  The total tax adjustments were relatively the same in both periods.

The provision for income taxes was $39.0 million for the first six months of 2021, an increase of $21.8 million compared to the same period in 2020.  The effective tax rate for the first six months of 2021 was 23.43%, up from 18.95% for the same period in 2020.  The higher effective tax rate for the first six months of 2021 compared to the same period in 2020 was primarily due to the aforementioned higher pretax book income compared to a consistent amount of tax adjustments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $8.5 billion and $7.1 billion as of June 30, 2021, and December 31, 2020, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of June 30, 2021, our portfolio of Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities were primarily comprised of securities issued in 2008 or later.  As of June 30, 2021, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $93.4 million as of June 30, 2021, and $158.9 million as of December 31, 2020.  Gross unrealized losses in our investment securities were $74.6 million as of June 30, 2021, and $2.9 million as of December 31, 2020.  The overall decrease in net unrealized gains was primarily due to the increase in interest rates during 2021.  The gross unrealized losses were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 8
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Commercial
Commercial and Industrial	$1,257,305	$1,357,610	$(100,305)
PPP [1]	513,513	517,683	(4,170)
Commercial Mortgage	2,944,435	2,854,829	89,606
Construction	277,393	259,798	17,595
Lease Financing	110,500	110,766	(266)
Total Commercial	5,103,146	5,100,686	2,460
Consumer
Residential Mortgage	4,264,180	4,130,513	133,667
Home Equity	1,594,781	1,604,538	(9,757)
Automobile	714,729	708,800	5,929
Other [2]	364,542	395,483	(30,941)
Total Consumer	6,938,232	6,839,334	98,898
Total Loans and Leases	$12,041,378	$11,940,020	$101,358

[1]	The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.
[2]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2021, increased by $101.4 million, or 1%, from December 31, 2020, primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of June 30, 2021, remained relatively unchanged from December 31, 2020.  Commercial and industrial loans decreased by $100.3 million or 7% from December 31, 2020, primarily due to customers paying down commercial credit lines.  PPP loans remained relatively unchanged from December 31, 2020 as new loans originated in 2021 were substantially offset by loans which were forgiven during the same period.  Commercial mortgage loans increased by $89.6 million or 3% from December 31, 2020, primarily due to demand from new and existing customers.  Construction loans increased by $17.6 million or 7% from December 31, 2020, primarily due to an increase in construction activity in our market.  Lease financing remained relatively unchanged from December 31, 2020.

Consumer loans and leases as of June 30, 2021, increased by $98.9 million or 1% from December 31, 2020.  Residential mortgage loans increased by $133.7 million or 3% from December 31, 2020, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Home equity decreased by $9.8 million or 1% from December 31, 2020, as a result of elevated runoff rates.  Automobile loans remained relatively unchanged from December 31, 2020.  Other consumer loans decreased by $30.9 million or 8% from December 31, 2020, primarily due to pay-off activity in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2021
Commercial
Commercial and Industrial	$1,057,749	$123,353	$70,209	$5,994	$1,257,305
PPP	467,181	22,931	18,023	5,378	513,513
Commercial Mortgage	2,567,132	135,951	241,352	—	2,944,435
Construction	277,393	—	—	—	277,393
Lease Financing	73,209	33,005	4,286	—	110,500
Total Commercial	4,442,664	315,240	333,870	11,372	5,103,146
Consumer
Residential Mortgage	4,184,168	—	79,178	834	4,264,180
Home Equity	1,556,588	67	38,126	—	1,594,781
Automobile	542,894	—	141,191	30,644	714,729
Other [2]	304,179	—	42,237	18,126	364,542
Total Consumer	6,587,829	67	300,732	49,604	6,938,232
Total Loans and Leases	$11,030,493	$315,307	$634,602	$60,976	$12,041,378
December 31, 2020
Commercial
Commercial and Industrial [3]	$1,143,863	$133,766	$72,326	$7,655	$1,357,610
PPP [3]	479,445	11,355	21,153	5,730	517,683
Commercial Mortgage	2,470,031	138,690	246,108	—	2,854,829
Construction	259,798	—	—	—	259,798
Lease Financing	72,090	37,342	1,334	—	110,766
Total Commercial	4,425,227	321,153	340,921	13,385	5,100,686
Consumer
Residential Mortgage	4,048,831	—	80,774	908	4,130,513
Home Equity	1,565,546	89	38,823	80	1,604,538
Automobile	542,056	—	140,740	26,004	708,800
Other [2]	325,526	—	48,316	21,641	395,483
Total Consumer	6,481,959	89	308,653	48,633	6,839,334
Total Loans and Leases	$10,907,186	$321,242	$649,574	$62,018	$11,940,020

[1]

For secured loans and leases, classification as U.S. Mainland is made based on where the collateral is located.  For unsecured loans and leases, classification as U.S. Mainland is made based on the location where the majority of the borrower’s business operations are conducted.

[2]	Comprised of other revolving credit, installment, and lease financing.
[3]	The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.

Our commercial and consumer lending activities are concentrated primarily in Hawaii and the Pacific Islands.  Our commercial loan and lease portfolio to borrowers based on the U.S. Mainland includes legacy lease financing and participation in shared national credits for customers whose operations and assets extend beyond Hawaii.

Other Assets

Table 10 presents the major components of other assets.

Other Assets			Table 10
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Federal Home Loan Bank and Federal Reserve Bank Stock	$31,479	$33,340	$(1,861)
Derivative Financial Instruments	55,481	96,167	(40,686)
Low-Income Housing and Other Equity Investments	133,881	142,961	(9,080)
Deferred Compensation Plan Assets	56,609	53,410	3,199
Prepaid Expenses	16,600	14,517	2,083
Accounts Receivable	15,505	12,380	3,125
Deferred Tax Assets	34,300	16,724	17,576
Other	76,879	65,794	11,085
Total Other Assets	$420,734	$435,293	$(14,559)

Total other assets decreased by $14.6 million or 3% from December 31, 2020.  The decrease was primarily due to a $40.7 million decrease in derivative financial instruments, which was primarily due to fair value decreases of our interest rate swap agreement assets, which are impacted by prevailing interest rates.  This decrease was partially offset by an increase in deferred taxes of $17.6 million, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities which were partially offset by a reduction in the allowance for credit losses.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits			Table 11
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Consumer	$9,848,285	$9,347,725	$500,560
Commercial	8,675,909	7,302,832	1,373,077
Public and Other	1,645,515	1,561,064	84,451
Total Deposits	$20,169,709	$18,211,621	$1,958,088

Total deposits were $20.2 billion as of June 30, 2021, an increase of $2.0 billion or 11% from December 31, 2020.  This increase was primarily due to an increase in commercial and consumer deposits.  Commercial deposits increased by $1.4 billion or 19% primarily due to a $1.3 billion increase in core deposits and a $45.6 million increase in time deposits.  Consumer deposits increased by $500.6 million or 5% due to an increase in core deposits of $587.1 million, partially offset by an $86.5 million decrease in time deposits.  In addition, public and other deposits increased by $84.5 million or 5% due to an increase in public demand deposits of $309.4 million, partially offset by a decrease in time deposits of $224.9 million.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12	Table 12
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Money Market	$3,140,576	$2,453,619	$686,957
Regular Savings	4,563,999	4,305,594	258,405
Total Savings Deposits	$7,704,575	$6,759,213	$945,362

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 13
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Private Institutions	$550,000	$600,000	$(50,000)
Government Entities	490	590	(100)
Total Securities Sold Under Agreements to Repurchase	$550,490	$600,590	$(50,100)

Securities sold under agreements to repurchase was $550.5 million as of June 30, 2021, a decrease of $50.1 million or 8% from December 31, 2020.  As of June 30, 2021, the weighted-average maturity was 3.4 years for our repurchase agreements with government entities and 3.4 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.2 years.  As of June 30, 2021, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.48%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In May 2021, we terminated two of our repurchase agreements, with an aggregate total of $50.0 million, with one private institution.  These repurchase agreements were scheduled to mature in 2024 and 2026.  The repurchase agreements had a weighted-average interest rate of 1.35%.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt			Table 14
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Federal Home Loan Bank Advances	$—	$50,000	$(50,000)
Finance Lease Obligations	10,437	10,481	(44)
Total	$10,437	$60,481	$(50,044)

Other debt was $10.4 million as of June 30, 2021, a decrease of $50.0 million or 83% from December 31, 2020.  During the second quarter of 2021, we terminated prepaid FHLB advances totaling $50.0 million with a weighted-average interest rate of 1.19% and maturity dates during 2024.  These advances were primarily for asset/liability management purposes.  As of June 30, 2021, our remaining unused line of credit with the FHLB was $2.9 billion.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Consumer Banking	$22,547	$18,945	$39,486	$43,136
Commercial Banking	29,971	33,604	59,687	63,386
Total	52,518	52,549	99,173	106,522
Treasury and Other	15,015	(13,641)	28,309	(32,872)
Consolidated Total	$67,533	$38,908	$127,482	$73,650

Consumer Banking

Net income increased by $3.6 million in the second quarter of 2021 compared to the same period in 2020 primarily due to a decrease in the Provision and an increase in noninterest income. This was partly offset by an increase in noninterest expense and a decrease in net interest income. The decrease in the Provision was primarily due to lower net charge-offs in our auto loan and installment loan portfolios. The increase in noninterest income was primarily due to the temporary suspension of various ATM fees in the second quarter of 2020, as well as higher debit card transaction volume, increases in trust and asset management fees, and an increase in overdraft fees. This was partly offset by a decrease in mortgage banking income, primarily due to valuation adjustments recorded for our mortgage servicing rights. The increase in noninterest expense was primarily due to an increase in allocated expenses, partly offset by a gain on the sale of real estate property on the island of Oahu in the second quarter of 2021. The decrease in net interest income is primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio.

Net income decreased by $3.7 million in the first six months of 2021 compared to the same period in 2020 primarily due to an increase in noninterest expense and a decrease in net interest income. This was partly offset by a decrease in the Provision and an increase in noninterest income. The increase in noninterest expense was primarily due to an increase in allocated incentive compensation expense, partly offset by the aforementioned gain on sale of real estate property on the island of Oahu. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio. The decrease in the Provision was primarily due to lower net charge-offs in our auto loan, residential mortgage, and installment loan portfolios. The increase in noninterest income was primarily due to increases in mortgage banking income, trust and asset management fees, debit card income, and ATM fees. The increase in mortgage banking income was primarily the result of valuation adjustments recorded for mortgage servicing rights.

Commercial Banking

Net income decreased by $3.6 million in the second quarter of 2021 compared to the same period in 2020 primarily due to decreases in interest income and noninterest income, and increases in provision for credit losses and noninterest expense, partially offset by a reduction in provision for income tax. The decrease in interest income is primarily due to lower spreads on savings and time deposits. The decrease in interest income was partially offset by growth in the Commercial and Industrial and Commercial Mortgage portfolios. The decrease in noninterest income is primarily due to a decline in customer derivative program revenue and partially offset by increased merchant services. The increase in noninterest expense was primarily due increased salaries and benefits and merchant services processing fees, partially offset by reduced allocated expenses.

Net income decreased by $3.7 million in the first six months of 2021 compared to the same period in 2020 primarily due to a decrease in noninterest income, partially offset by a reduction in noninterest expense and provision for income taxes. The decrease in noninterest income is primarily due to a decline in customer derivative program revenue and partially offset by increases in account analysis, loan fees, and merchant services. The increase in noninterest expense was primarily due increased salaries and benefits and merchant services processing fees, partially offset by reduced allocated expenses.

Treasury and Other

Net income increased by $28.7 million in the second quarter of 2021 compared to the same period in 2020 primarily due to a decrease in the provision for credit losses (the “Provision”) partially offset by a decrease in noninterest income and higher provision for income taxes. The decrease in noninterest income was due to the $14.2 million gain from the sale of Visa Class B Shares in the second quarter of 2020.  The decrease in the Provision was due to the changes in economic outlook and forecasts for COVID-19 pandemic driven market changes, and impacts of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income increased by $61.2 million in the first six months of 2021 compared to the same period in 2020 primarily due to a decrease in the Provision partially offset by a decrease in noninterest income and higher provision for income taxes. The decrease in noninterest income was due to the aforementioned $14.2 million gain from the sale of Visa Class B Shares in the second quarter of 2020.  The decrease in the Provision was due to the changes in economic outlook and forecasts for COVID-19 pandemic driven market changes, and impacts of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of June 30, 2021, our overall credit risk profile reflects the improving trend of economic impacts from the COVID-19 pandemic in the markets we serve.  Despite the challenge of these economic impacts, the underlying risk profile of our credit portfolio remains strong.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 16
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$258	$441	$(183)
Commercial Mortgage	8,413	8,527	(114)
Total Commercial	8,671	8,968	(297)
Consumer
Residential Mortgage	2,437	3,223	(786)
Home Equity	5,534	3,958	1,576
Total Consumer	7,971	7,181	790
Total Non-Accrual Loans and Leases	16,642	16,149	493
Foreclosed Real Estate	2,332	2,332	—
Total Non-Performing Assets	$18,974	$18,481	$493
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,069	$5,274	$(1,205)
Home Equity	4,498	3,187	1,311
Automobile	277	925	(648)
Other [1]	434	1,160	(726)
Total Consumer	9,278	10,546	(1,268)
Total Accruing Loans and Leases Past Due 90 Days or More	$9,278	$10,546	$(1,268)
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$74,926	$68,065	$6,861
Total Loans and Leases	$12,041,378	$11,940,020	$101,358
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.14%	—
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.15%	0.01%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.17%	0.18%	(0.01)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.14%	0.01%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.23%	0.24%	(0.01)%
Changes in Non-Performing Assets
Balance as of December 31, 2020	$18,481
Additions	5,221
Reductions
Payments	(3,203)
Return to Accrual Status	(1,430)
Charge-offs/Write-downs	(95)
Total Reductions	(4,728)
Balance as of June 30, 2021	$18,974

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Residential mortgage non-accrual loans were $2.4 million as of June 30, 2021, a decrease of $0.8 million or 24% from December 31, 2020, primarily due to returns to accrual status and payoffs.  As of June 30, 2021, our residential mortgage non-accrual loans were comprised of nine loans with a weighted average current loan-to-value ratio of 67%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of June 30, 2021 was unchanged from December 31, 2020.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $9.3 million as of June 30, 2021, a $1.3 million or 12% decrease from December 31, 2020.  The decrease was primarily in residential mortgage, other, and auto loans, which was partially offset by an increase in home equity.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 17
(dollars in thousands)	June 30, 2021	December 31, 2020	Change
Commercial
Commercial and Industrial	$19,987	$20,337	$(350)
Commercial Mortgage	12,271	7,605	4,666
Total Commercial	32,258	27,942	4,316
Consumer
Residential Mortgage	17,217	18,503	(1,286)
Home Equity	4,400	4,070	330
Automobile	25,787	19,155	6,632
Other [1]	5,211	2,809	2,402
Total Consumer	52,615	44,537	8,078
Total	$84,873	$72,479	$12,394

[1]	Comprised of other revolving credit, installment, and lease financing.

The Company offered loan and lease modifications to assist borrowers during the COVID-19 national emergency. In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, these COVID-19 related loan and lease modifications are not accounted for as TDRs.  As of June 30, 2021, these COVID-19 related loan and lease modifications totaled $205.3 million (118 loans and leases) for the commercial segment and $13.2 million (65 loans and leases) for the consumer segment.  See Note 4 to the Consolidated Financial Statements for more information.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$203,779	$141,467	$221,303	$116,849
CECL Adoption (Day 1) Impact	—	—	—	(5,072)
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(456)	(656)	(704)	(1,349)
Consumer
Residential Mortgage	(115)	(64)	(119)	(84)
Home Equity	(107)	(273)	(123)	(273)
Automobile	(1,209)	(3,114)	(3,318)	(5,614)
Other [1]	(2,422)	(4,176)	(6,336)	(8,140)
Total Loans and Leases Charged-Off	(4,309)	(8,283)	(10,600)	(15,460)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	144	1,524	256	1,813
Commercial Mortgage	—	—	—	40
Consumer
Residential Mortgage	481	118	1,436	381
Home Equity	527	321	1,060	1,297
Automobile	1,172	547	2,091	1,552
Other [1]	801	662	1,657	1,526
Total Recoveries on Loans and Leases Previously Charged-Off	3,125	3,172	6,500	6,609
Net Charged-Off - Loans and Leases	(1,184)	(5,111)	(4,100)	(8,851)
Net Charged-Off - Accrued Interest Receivable	(124)	—	(432)	—
Provision for Credit Losses:
Loans and Leases	(16,774)	40,400	(31,767)	74,000
Accrued Interest Receivable [2]	(828)	—	(828)	—
Unfunded Commitments [3]	1,502	(798)	2,195	(968)
Total Provision for Credit Losses	(16,100)	39,602	(30,400)	73,032
Balance at End of Period	$186,371	$175,958	$186,371	$175,958
Components
Allowance for Credit Losses - Loans and Leases	$180,385	$173,439	$180,385	$173,439
Allowance for Credit Losses - Accrued Interest Receivable [2]	1,440	—	1,440	—
Reserve for Unfunded Commitments [3]	4,546	2,519	4,546	2,519
Total Reserve for Credit Losses	$186,371	$175,958	$186,371	$175,958
Average Loans and Leases Outstanding	$12,096,308	$11,727,649	$12,024,844	$11,394,178
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.04%	0.18%	0.07%	0.16%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.50%	1.47%	1.50%	1.47%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]

Beginning December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

[3]

The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition.  For the six months ended June 30, 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income.  In previous reporting periods, the offsetting provision was recorded in other noninterest expense.

Allowance for Credit Losses - Loans and Leases

As of June 30, 2021, the Allowance was $180.4 million or 1.50% of total loans and leases outstanding (1.56% excluding PPP loans), compared with an Allowance of $216.3 million or 1.81% of total loans and leases outstanding (1.89% excluding PPP loans) as of December 31, 2020.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

Net charge-off on loans and leases were $1.2 million or 0.04% of total average loans and leases, on an annualized basis, in the second quarter of 2021 compared to net charge-offs of $5.1 million or 0.18% of total average loans and leases, on an annualized basis, in the second quarter of 2020.  The decrease in net charge-offs on loans and leases was primarily due to the impact of government stimulus measures and the assistance we offered to borrowers to modify payment terms, which helped to reduce the number of charge-offs during the quarter.  Net charge-off on loans and leases were $4.1 million or 0.07% of total average loans and leases, on an annualized basis, for the first six months of 2021.

Allowance for Credit Losses – Accrued Interest Receivable

This allowance was first established on December 31, 2020 for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The allowance for accrued interest receivable was $1.4 million as of June 30, 2021, a decrease of $1.3 million or 47% from December 31, 2020 as a result of both loan and deferred interest payments.

Reserve for Unfunded Commitments

The Unfunded Reserve was $4.5 million as of June 30, 2021, an increase of $2.2 million or 93% from December 31, 2020, as a result of both loan and deferred interest repayments.  Increase in the unfunded reserve was driven primarily by risk rating downgrades to commercial loans with low or no utilization.

Provision for Credit Losses

We recorded a negative Provision of $16.1 million in the second quarter of 2021 compared to a $40.4 million Provision during the same period in 2020.  For the first six months of 2021 we recorded a negative Provision of $30.4 million compared to a $74.0 million Provision during the same period in 2020.  These decreases were primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 19 presents, as of June 30, 2021, and December 31, 2020, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2021, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of June 30, 2021, net interest income sensitivity to changes in interest rates as of June 30, 2021, was slightly more sensitive in comparison to the sensitivity profile as of December 31, 2020.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2021		December 31, 2020
Gradual Change in Interest Rates (basis points)
+200	$25,753	5.4%	$21,584	4.6%
+100	13,338	2.8	10,776	2.3
-100	(7,151)	(1.5)	(3,547)	(0.8)
Immediate Change in Interest Rates (basis points)
+200	$58,678	12.2%	$56,113	11.9%
+100	32,929	6.9	30,439	6.5
-100	(23,786)	(5.0)	(13,517)	(2.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of June 30, 2021, we had additional borrowing capacity of $2.9 billion from the FHLB and $0.8 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2021.  As of June 30, 2021, cash and cash equivalents were $1.2 billion, the carrying value of our available-for-sale investment securities was $4.5 billion, and total deposits were $20.2 billion as of June 30, 2021.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of June 30, 2021, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since June 30, 2021, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of June 30, 2021, shareholders’ equity was $1.6 billion, an increase of $209.0 million or 15% from December 31, 2020.  For the first six months of 2021, net income of $127.5 million, net preferred stock issuance of $175.5 million, common stock issuances of $6.7 million, and share-based compensation of $6.1 million were partially offset by other comprehensive loss of $49.3 million, cash dividends paid of $54.1 million on common shares, and common stock repurchased of $3.3 million.  All common stock repurchased were related to employees and/or directors in connection with income tax withholdings on vesting of restricted stock and shares purchased for a deferred compensation plan.  In the first six months of 2021, there were no repurchases under our share repurchase program.  From the beginning of our share repurchase program in July 2001 through June 30, 2021, we repurchased a total of 57.1 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.51 per share.

Remaining buyback authority under our share repurchase program was $113.1 million as of June 30, 2021.  In March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We plan to resume our share repurchase program as soon as practicable subject to market and economic conditions and applicable SEC rules.

In July 2021, the Parent’s Board of Directors declared the first quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $5.59 per share, equivalent to $0.13975 per depositary share.  The dividend will be payable on August 2, 2021 to shareholders of record of the preferred stock as of July 16, 2021.

In July 2021, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on September 15, 2021, to shareholders of record of the common stock at the close of business on August 31, 2021.

Table 20 presents our regulatory capital and ratios as of June 30, 2021, and December 31, 2020.

Regulatory Capital and Ratios		Table 20
(dollars in thousands)	June 30, 2021	December 31, 2020
Regulatory Capital
Total Common Shareholders’ Equity	$1,408,044	$1,374,507
Add: CECL Transitional Amount	15,017	23,750
Less: Goodwill, Net of Deferred Tax Liabilities	28,718	28,718
Postretirement Benefit Liability Adjustments	(42,368)	(43,250)
Net Unrealized Gains (Losses) on Investment Securities [1]	900	51,072
Other	(198)	(198)
Common Equity Tier 1 Capital	1,436,009	1,361,915
Preferred Stock, Net of Issuance Cost	175,487	—
Tier 1 Capital	1,611,496	1,361,915
Allowable Reserve for Credit Losses	145,522	141,869
Total Regulatory Capital	$1,757,018	$1,503,784
Risk-Weighted Assets	$11,614,522	$11,295,077
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.36%	12.06%
Tier 1 Capital Ratio	13.87	12.06
Total Capital Ratio	15.13	13.31
Tier 1 Leverage Ratio	7.31	6.71

[1]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

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

Regulatory Initiatives Affecting the Banking Industry

U.S. Government Relief Programs in Response to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.  The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans through March 31, 2021.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021.  The Bank is an SBA lender and accepted applications under the CARES Act via its online application process from April 3, 2020, until May 31, 2021, when the PPP program ended.  As of June 30, 2021, the Bank had 4,685 PPP loans totaling $513.5 million net of deferred costs and fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 12 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

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

The stay-at-home and safer-at-home orders, along with the mandatory 10-day self-quarantine travel restrictions, resulted in a dramatic decline in tourism in Hawaii.  Though many of these restrictions are now being lifted or relaxed, tourism and tourism spending remained below pre-pandemic levels as various public events, attractions and venues were closed or cancelled. We cannot predict when these closures and cancellations will diminish or when tourism and tourism spending levels in Hawaii will fully recover. This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

Although some of the original restrictions have been relaxed, the mandatory self-quarantine travel restriction remains in place.  Beginning October 15, 2020, arriving passengers and interisland travelers may avoid the self-quarantine requirements by providing proof of a recent negative test result for COVID-19 prior to boarding.  Beginning July 8, 2021, passengers from the United States mainland may bypass testing or quarantine by proving proof of full vaccination (15 days following the final vaccination dose).  While the relaxation in travel restrictions has resulted in an increase in visitor arrivals, the tourism industry in Hawaii is still below pre-pandemic levels. Additionally, current requirements are subject to change should the infection rates in Hawaii change, causing uncertainty and continuing to impact travel to Hawaii.

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

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  Evictions remain suspended.  We offered other expanded assistance to customers such as fee waivers, payment deferrals or forbearances on automobile loans and leases, mortgages, home equity loans and lines, as well as commercial, small business and personal loans. Although our initial assistance programs have ended, we continue to work with our customers as some of the initial assistance programs have been extended or renewed.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios, will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, the availability of federal, state, or local funding programs, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2021 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2021	1,173	$92.36	—	$113,073,521
May 1 - 31, 2021	—	—	—	113,073,521
June 1 - 30, 2021	—	—	—	113,073,521
Total	1,173	$92.36	—

[1]

During the second quarter of 2021, 1,173 shares were acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.  On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We plan to resume our share repurchase program as soon as practicable subject to market and economic conditions and applicable SEC rules.

Item 6.  Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Exhibit Index

Exhibit Number

3.1

Certificate of Incorporation of Bank of Hawaii Corporation (f/k/a Pacific Century Financial Corporation and Bancorp Hawaii, Inc.), as amended (incorporated by reference to Exhibit 3.1 to Bank of Hawaii Corporation’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005 filed on February 28, 2006).

3.2

Certificate of Amendment of Certificate of Incorporation of Bank of Hawaii Corporation (incorporated by reference to Exhibit 3.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on April 30, 2008).

3.3

Certificate of Designations of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on June 15, 2021).

3.4

Amended and Restated By-laws of Bank of Hawaii Corporation (as amended October 19, 2018) (incorporated by reference to Exhibit 3.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K filed on October 24, 2018).

4.1

Deposit Agreement, dated June 15, 2021, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.2	Form Depository Receipt (included in Exhibit 4.1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended, Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on the Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 26, 2021		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer