Form 10-Q
period 2021-09-30
BANK OF HAWAII CORP
filed 2021-10-26
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange

Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐  No ☒

As of October 20, 2021, there were 40,245,113 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest Income
Interest and Fees on Loans and Leases	$100,570	$103,189	$300,763	$319,027
Income on Investment Securities
Available-for-Sale	16,396	14,558	48,700	45,845
Held-to-Maturity	16,754	15,967	43,630	51,942
Deposits	2	3	9	13
Funds Sold	382	149	779	787
Other	159	151	526	494
Total Interest Income	134,263	134,017	394,407	418,108
Interest Expense
Deposits	3,837	5,891	12,318	28,105
Securities Sold Under Agreements to Repurchase	3,423	3,622	10,426	11,667
Funds Purchased	—	—	1	90
Short-Term Borrowings	—	1	—	62
Other Debt	184	337	760	1,361
Total Interest Expense	7,444	9,851	23,505	41,285
Net Interest Income	126,819	124,166	370,902	376,823
Provision for Credit Losses	(10,400)	28,600	(40,800)	102,600
Net Interest Income After Provision for Credit Losses	137,219	95,566	411,702	274,223
Noninterest Income
Trust and Asset Management	11,415	10,752	34,375	32,217
Mortgage Banking	3,136	4,047	12,056	11,020
Service Charges on Deposit Accounts	6,510	6,027	18,703	18,575
Fees, Exchange, and Other Service Charges	13,604	12,296	41,018	34,913
Investment Securities Gains (Losses), Net	(1,259)	(1,121)	(39)	11,125
Annuity and Insurance	735	881	2,348	2,692
Bank-Owned Life Insurance	1,897	1,806	5,877	5,035
Other	5,340	7,046	14,441	23,574
Total Noninterest Income	41,378	41,734	128,779	139,151
Noninterest Expense
Salaries and Benefits	56,447	51,951	168,859	157,129
Net Occupancy	3,079	7,281	17,216	24,997
Net Equipment	8,924	9,223	26,598	25,874
Data Processing	4,722	4,691	15,601	13,895
Professional Fees	2,948	2,743	9,468	9,012
FDIC Insurance	1,594	1,282	4,917	4,296
Other	18,805	12,778	49,252	39,950
Total Noninterest Expense	96,519	89,949	291,911	275,153
Income Before Provision for Income Taxes	82,078	47,351	248,570	138,221
Provision for Income Taxes	20,025	9,511	59,035	26,731
Net Income	$62,053	$37,840	$189,535	$111,490
Preferred Stock Dividends	1,006	—	1,006	—
Net Income Available to Common Shareholders	$61,047	$37,840	$188,529	$111,490
Basic Earnings Per Common Share	$1.53	$0.95	$4.73	$2.81
Diluted Earnings Per Common Share	$1.52	$0.95	$4.70	$2.80
Dividends Declared Per Common Share	$0.70	$0.67	$2.04	$2.01
Basic Weighted Average Common Shares	39,881,437	39,745,120	39,870,450	39,710,252
Diluted Weighted Average Common Shares	40,080,919	39,869,135	40,088,899	39,872,406

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$62,053	$37,840	$189,535	$111,490
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(7,541)	(4,900)	(57,714)	44,389
Defined Benefit Plans	441	374	1,324	1,122
Total Other Comprehensive Income (Loss)	(7,100)	(4,526)	(56,390)	45,511
Comprehensive Income	$54,953	$33,314	$133,145	$157,001

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Interest-Bearing Deposits in Other Banks	$2,188	$1,646
Funds Sold	422,063	333,022
Investment Securities
Available-for-Sale	4,353,520	3,791,689
Held-to-Maturity (Fair Value of $4,895,763 and $3,348,693)	4,899,880	3,262,727
Loans Held for Sale	21,965	82,565
Loans and Leases	12,072,750	11,940,020
Allowance for Credit Losses	(167,920)	(216,252)
Net Loans and Leases	11,904,830	11,723,768
Total Earning Assets	21,604,446	19,195,417
Cash and Due From Banks	231,711	279,420
Premises and Equipment, Net	199,144	199,695
Operating Lease Right-of-Use Assets	97,007	99,542
Accrued Interest Receivable	46,751	49,303
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	22,099	19,652
Goodwill	31,517	31,517
Bank-Owned Life Insurance	293,230	291,480
Other Assets	437,146	435,293
Total Assets	$22,965,383	$20,603,651
Liabilities
Deposits
Noninterest-Bearing Demand	$7,111,693	$5,749,612
Interest-Bearing Demand	4,768,725	4,040,733
Savings	7,540,345	6,759,213
Time	1,072,915	1,662,063
Total Deposits	20,493,678	18,211,621
Securities Sold Under Agreements to Repurchase	450,490	600,590
Other Debt	10,414	60,481
Operating Lease Liabilities	104,452	107,412
Retirement Benefits Payable	49,802	51,197
Accrued Interest Payable	3,415	5,117
Taxes Payable	9,815	2,463
Other Liabilities	246,208	190,263
Total Liabilities	21,368,274	19,229,144
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: September 30, 2021 - 180,000 shares)	180,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2021 - 58,559,089 / 40,305,801 and December 31, 2020 - 58,285,624 / 40,119,312)	580	580
Capital Surplus	598,341	591,360
Accumulated Other Comprehensive Income (Loss)	(48,568)	7,822
Retained Earnings	1,916,861	1,811,979
Treasury Stock, at Cost (Shares; September 30, 2021 - 18,253,288 and December 31, 2020 - 18,166,312)	(1,050,105)	(1,037,234)
Total Shareholders’ Equity	1,597,109	1,374,507
Total Liabilities and Shareholders’ Equity	$22,965,383	$20,603,651

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Compre- hensive Income(Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	—	—	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	—	$—	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

Net Income	—	—	—	—	—	—	67,533	—	67,533
Other Comprehensive Income	—	—	—	—	—	319	—	—	319
Share-Based Compensation	—	—	—	—	3,342	—	—	—	3,342
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	72,421	—	628	—	(46)	3,269	3,851
Common Stock Repurchased	—	—	(1,173)	—	—	—	—	(109)	(109)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,113)	—	(27,113)
Balance as of June 30, 2021	180,000	$180,000	40,465,482	$580	$594,261	$(41,468)	$1,884,431	$(1,034,273)	$1,583,531

Net Income	—	—	—	—	—	—	62,053	—	62,053
Other Comprehensive Loss	—	—	—	—	—	(7,100)	—	—	(7,100)
Share-Based Compensation	—	—	—	—	3,536	—	—	—	3,536
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	82,939	—	544	—	(327)	4,282	4,499
Common Stock Repurchased	—	—	(242,620)	—	—	—	—	(20,114)	(20,114)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,290)	—	(28,290)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,006)	—	(1,006)
Balance as of September 30, 2021	180,000	$180,000	40,305,801	$580	$598,341	$(48,568)	$1,916,861	$(1,050,105)	$1,597,109

Balance as of December 31, 2019	—	$—	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832
Net Income	—	—	—	—	—	—	34,742	—	34,742
Other Comprehensive Income	—	—	—	—	—	41,933	—	—	41,933
Cumulative Change in Accounting Principle	—	—	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	—	—	1,497	—	—	—	1,497
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	154,091	—	329	—	653	2,779	3,761
Common Stock Repurchased	—	—	(197,276)	—	—	—	—	(17,633)	(17,633)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(26,835)	—	(26,835)
Balance as of March 31, 2020	—	$—	39,996,510	$579	$584,392	$10,821	$1,773,607	$(1,041,470)	$1,327,929

Net Income	—	—	—	—	—	—	38,908	—	38,908
Other Comprehensive Income	—	—	—	—	—	8,104	—	—	8,104
Share-Based Compensation	—	—	—	—	2,207	—	—	—	2,207
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	53,672	1	347	—	680	898	1,926
Common Stock Repurchased	—	—	(2,488)	—	—	—	—	(148)	(148)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(26,844)	—	(26,844)
Balance as of June 30, 2020	—	$—	40,047,694	$580	$586,946	$18,925	$1,786,351	$(1,040,720)	$1,352,082

Net Income	—	—	—	—	—	—	37,840	—	37,840
Other Comprehensive Loss	—	—	—	—	—	(4,526)	—	—	(4,526)
Share-Based Compensation	—	—	—	—	1,643	—	—	—	1,643
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	14,919	—	43	—	429	1,201	1,673
Common Stock Repurchased	—	—	(1,938)	—	—	—	—	(116)	(116)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(26,857)	—	(26,857)
Balance as of September 30, 2020	—	$—	40,060,675	$580	$588,632	$14,399	$1,797,763	$(1,039,635)	$1,361,739

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
Operating Activities
Net Income	$189,535	$111,490
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(40,800)	102,600
Depreciation and Amortization	15,751	14,929
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(13,431)	(1,640)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	27,147	19,043
Amortization of Operating Lease Right-of-Use Assets	8,562	9,192
Share-Based Compensation	9,658	5,347
Benefit Plan Contributions	(1,274)	(1,071)
Deferred Income Taxes	5,308	(31,725)
Gains on Sale of Premises and Equipment	(9,893)	(1,850)
Net Gains on Sales of Loans and Leases	(12,639)	(9,779)
Net Losses (Gains) on Sales of Investment Securities	39	(11,125)
Proceeds from Sales of Loans Held for Sale	412,153	333,770
Originations of Loans Held for Sale	(319,274)	(316,203)
Net Tax Benefits from Share-Based Compensation	1,349	469
Net Change in Other Assets and Other Liabilities	68,084	(135,753)
Net Cash Provided by Operating Activities	340,275	87,694
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,138,809	733,619
Purchases	(1,789,229)	(1,238,926)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	914,953	1,000,743
Purchases	(2,569,229)	(1,170,928)
Net Change in Loans and Leases	(149,765)	(782,613)
Purchases of Premises and Equipment	(14,314)	(25,693)
Proceeds from Sale of Premises and Equipment	9,008	1,981
Net Cash Used in Investing Activities	(2,459,767)	(1,481,817)

Financing Activities
Net Change in Deposits	2,282,057	1,954,401
Net Change in Short-Term Borrowings	(150,100)	(2,200)
Proceeds from Long-Term Debt	—	50,000
Repayments of Long-Term Debt	(50,067)	(75,063)
Net Proceeds from Issuance of Preferred Stock	175,487	—
Proceeds from Issuance of Common Stock	10,836	7,684
Repurchase of Common Stock	(23,412)	(17,897)
Cash Dividends Paid on Common Stock	(82,429)	(80,536)
Cash Dividends Paid on Preferred Stock	(1,006)	—
Net Cash Provided by Financing Activities	2,161,366	1,836,389
Net Change in Cash and Cash Equivalents	41,874	442,266
Cash and Cash Equivalents at Beginning of Period	614,088	558,658
Cash and Cash Equivalents at End of Period	$655,962	$1,000,924
Supplemental Information
Cash Paid for Interest	$25,207	$42,712
Cash Paid for Income Taxes	41,193	46,949
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	23,888	—

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

On October 5, 2021, the Parent’s Board of Directors declared a cash dividend payment of $10.94 per share on its Series A Preferred Stock.  This dividend equals $0.2735 per depositary share.  The dividend will be payable on November 1, 2021, to shareholders of record of the Series A Preferred Stock at the close of business on October 18, 2021.

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

Note 2.  Cash and Cash Equivalents

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Interest-Bearing Deposits in Other Banks	$2,188	$1,646
Funds Sold	422,063	333,022
Cash and Due From Banks	231,711	279,420
Total Cash and Cash Equivalents	$655,962	$614,088

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$143,409	$1,561	$(106)	$144,864
Debt Securities Issued by States and Political Subdivisions	20,231	839	(2)	21,068
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,509	47	(1)	1,555
Debt Securities Issued by Corporations	385,787	3,630	(1,543)	387,874
Mortgage-Backed Securities:
Residential - Government Agencies	1,410,231	15,435	(8,483)	1,417,183
Residential - U.S. Government-Sponsored Enterprises	2,223,697	8,395	(32,040)	2,200,052
Commercial - Government Agencies	177,721	3,877	(674)	180,924
Total Mortgage-Backed Securities	3,811,649	27,707	(41,197)	3,798,159
Total	$4,362,585	$33,784	$(42,849)	$4,353,520
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,465	$277	$(184)	$131,558
Debt Securities Issued by States and Political Subdivisions	33,254	125	—	33,379
Debt Securities Issued by Corporations	21,133	140	(271)	21,002
Mortgage-Backed Securities:
Residential - Government Agencies	1,877,804	18,683	(14,525)	1,881,962
Residential - U.S. Government-Sponsored Enterprises	2,371,155	22,683	(24,397)	2,369,441
Commercial - Government Agencies	465,069	900	(7,548)	458,421
Total Mortgage-Backed Securities	4,714,028	42,266	(46,470)	4,709,824
Total	$4,899,880	$42,808	$(46,925)	$4,895,763
December 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,409	$427	$(591)	$174,245
Debt Securities Issued by States and Political Subdivisions	23,540	1,301	(1)	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	77	—	1,062
Debt Securities Issued by Corporations	220,717	4,844	(956)	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	33,657	(445)	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	21,254	(324)	1,518,283
Commercial - Government Agencies	243,029	10,868	(58)	253,839
Total Mortgage-Backed Securities	3,301,985	65,779	(827)	3,366,937
Total	$3,721,636	$72,428	$(2,375)	$3,791,689
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,500	$8	$(8)	$7,500
Debt Securities Issued by States and Political Subdivisions	33,763	741	—	34,504
Debt Securities Issued by Corporations	12,031	251	—	12,282
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	30,580	(29)	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	51,735	(291)	2,150,497
Commercial - Government Agencies	192,921	3,179	(200)	195,900
Total Mortgage-Backed Securities	3,209,433	85,494	(520)	3,294,407
Total	$3,262,727	$86,494	$(528)	$3,348,693

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $7.9 million and $6.6 million as of September 30, 2021, and December 31, 2020, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $9.0 million and $6.8 million as of September 30, 2021, and December 31, 2020, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2021.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$26,227	$26,290
Due After One Year Through Five Years	111,281	113,889
Due After Five Years Through Ten Years	270,764	271,069
	408,272	411,248
Debt Securities Issued by Government Agencies	142,664	144,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,410,231	1,417,183
Residential - U.S. Government-Sponsored Enterprises	2,223,697	2,200,052
Commercial - Government Agencies	177,721	180,924
Total Mortgage-Backed Securities	3,811,649	3,798,159
Total	$4,362,585	$4,353,520
Held-to-Maturity:
Due in One Year or Less	33,254	33,379
Due After One Year Through Five Years	17,290	17,285
Due After Five Year Through Ten Years	123,966	124,204
Due After Ten Years	11,342	11,071
	185,852	185,939
Mortgage-Backed Securities:
Residential - Government Agencies	1,877,804	1,881,962
Residential - U.S. Government-Sponsored Enterprises	2,371,155	2,369,441
Commercial - Government Agencies	465,069	458,421
Total Mortgage-Backed Securities	4,714,028	4,709,824
Total	$4,899,880	$4,895,763

Investment securities with carrying values of $3.5 billion and $3.6 billion as of September 30, 2021, and December 31, 2020, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the gains and losses from the sales of investment securities for the three and nine months ended September 30, 2021, and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Gross Gains on Sales of Investment Securities	$110	$—	$3,785	$14,257
Gross Losses on Sales of Investment Securities	(1,369)	(1,121)	(3,824)	(3,132)
Net Gains (Losses) on Sales of Investment Securities	$(1,259)	$(1,121)	$(39)	$11,125

Net investment securities losses totaled $1.3 million in the third quarter of 2021 compared to $1.1 million during the same period in 2020.  The net loss in the third quarter of 2021 was primarily due to the fees paid to the counterparties of our prior Visa Class B share sale transactions.  The net losses of $39 thousand in the first nine months of 2021 was primarily due to $3.8 million of the fees paid to the counterparties of our prior Visa Class B shares and was partially offset by the net gain from the sale of mortgage-backed securities, corporate and government debt securities.  The net gain of $11.2 million in the first nine months of 2020 was primarily due to the sale of 80,214 Visa Class B shares.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$1,772	$(4)	$10,458	$(102)	$12,230	$(106)
Debt Securities Issued by States and Political Subdivisions	413	(2)	—	—	413	(2)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	99	(1)	—	—	99	(1)
Debt Securities Issued by Corporations	123,230	(734)	64,190	(809)	187,420	(1,543)
Mortgage-Backed Securities:
Residential - Government Agencies	804,605	(8,313)	7,954	(170)	812,559	(8,483)
Residential - U.S. Government-Sponsored Enterprises	1,756,938	(30,015)	43,773	(2,025)	1,800,711	(32,040)
Commercial-Government Agencies	—	—	23,688	(674)	23,688	(674)
Total Mortgage-Backed Securities	2,561,543	(38,328)	75,415	(2,869)	2,636,958	(41,197)
Total	$2,687,057	$(39,069)	$150,063	$(3,780)	$2,837,120	$(42,849)

December 31, 2020
Available-for-Sale: [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies	$21,338	$(42)	$87,070	$(549)	$108,408	$(591)
Debt Securities Issued by States and Political Subdivisions	—	—	26	(1)	26	(1)
Debt Securities Issued by Corporations	65,000	(853)	50,000	(103)	115,000	(956)
Mortgage-Backed Securities:
Residential - Government Agencies	113,538	(222)	28,063	(223)	141,601	(445)
Residential - U.S. Government-Sponsored Enterprises	94,002	(324)	—	—	94,002	(324)
Commercial - Government Agencies	25,075	(58)	—	—	25,075	(58)
Total Mortgage-Backed Securities	232,615	(604)	28,063	(223)	260,678	(827)
Total	$318,953	$(1,499)	$165,159	$(876)	$484,112	$(2,375)

1  The fair value and gross unrealized losses as of December 31, 2020, have been updated to properly reflect the length of time they were in a continuous unrealized loss position.

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2021, which were comprised of 213 individual securities, represent a credit loss impairment.  The gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased.  As of September 30, 2021, and December 31, 2020, the gross unrealized losses reported for mortgage-backed securities were mostly related to investment securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, an allowance for credit losses for these securities was not deemed necessary as of September 30, 2021.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2021, and September 30, 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Taxable	$32,889	$30,027	$91,510	$96,150
Non-Taxable	261	498	820	1,637
Total Interest Income from Investment Securities	$33,150	$30,525	$92,330	$97,787

As of September 30, 2021, and December 31, 2020, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Federal Home Loan Bank of Des Moines Stock	$10,000	$12,000
Federal Reserve Bank Stock	21,574	21,340
Total	$31,574	$33,340

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  As of September 30, 2021, the conversion ratio was 1.6228.  See Note 11 Derivative Financial Instruments for more information.

During the second quarter of 2020, the Company sold its remaining 80,214 Visa Class B Shares and recorded a $14.2 million gain on sale.  As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2021, and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial
Commercial and Industrial	$1,325,446	$1,357,610
PPP [1]	268,480	517,683
Commercial Mortgage	2,994,520	2,854,829
Construction	296,052	259,798
Lease Financing	107,526	110,766
Total Commercial	4,992,024	5,100,686
Consumer
Residential Mortgage	4,272,540	4,130,513
Home Equity	1,680,229	1,604,538
Automobile	727,234	708,800
Other [2]	400,723	395,483
Total Consumer	7,080,726	6,839,334
Total Loans and Leases	$12,072,750	$11,940,020

[1]	The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.
[2]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income were $1.2 million and $3.4 million for the three months ended September 30, 2021, and September 30, 2020, respectively, and $5.9 million and $9.0 million for the nine months ended September 30, 2021, and September 30, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of September 30, 2021, and December 31, 2020, AIR for loans totaled $29.9 million and $35.9 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act established the PPP, which provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their eligible costs during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the Small Business Administration (“SBA”) and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2021, and September 30, 2020.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$78,639	$101,746	$180,385
Loans and Leases Charged-Off	(196)	(3,249)	(3,445)
Recoveries on Loans and Leases Previously Charged-Off	118	2,134	2,252
Net Loans and Leases Recovered (Charged-Off)	(78)	(1,115)	(1,193)
Provision for Credit Losses	(9,894)	(1,378)	(11,272)
Balance at End of Period	$68,667	$99,253	$167,920
Nine Months Ended September 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(900)	(13,145)	(14,045)
Recoveries on Loans and Leases Previously Charged-Off	374	8,378	8,752
Net Loans and Leases Recovered (Charged-Off)	(526)	(4,767)	(5,293)
Provision for Credit Losses	(15,654)	(27,385)	(43,039)
Balance at End of Period	$68,667	$99,253	$167,920
Three Months Ended September 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period	$72,522	$100,917	$173,439
Loans and Leases Charged-Off	(171)	(2,176)	(2,347)
Recoveries on Loans and Leases Previously Charged-Off	231	3,573	3,804
Net Loans and Leases Recovered (Charged-Off)	60	1,397	1,457
Provision for Credit Losses	7,685	20,915	28,600
Balance at End of Period	$80,267	$123,229	$203,496
Nine Months Ended September 30, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2020)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,520)	(16,287)	(17,807)
Recoveries on Loans and Leases Previously Charged-Off	2,084	8,329	10,413
Net Loans and Leases Recovered (Charged-Off)	564	(7,958)	(7,394)
Provision for Credit Losses	24,691	77,909	102,600
Balance at End of Period	$80,267	$123,229	$203,496

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

For pass rated credits, risk ratings are certified at a minimum annually.  For special mention or classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2021.

	Term Loans by Origination Year
(dollars in thousands)	YTD September 30, 2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2021
Commercial
Commercial and Industrial
Pass	$335,503	$341,306	$91,475	$80,521	$31,948	$89,088	$257,097	$589	$1,227,527
Special Mention	2,008	33,200	-	-	-	153	25,343	26	60,730
Classified	188	2,024	88	2,055	573	18,409	13,785	67	37,189
Total Commercial and Industrial	$337,699	$376,530	$91,563	$82,576	$32,521	$107,650	$296,225	$682	$1,325,446
PPP
Pass	$196,837	$71,643	$-	$-	$-	$-	$-	$-	$268,480
Total PPP	$196,837	$71,643	$-	$-	$-	$-	$-	$-	$268,480
Commercial Mortgage
Pass	$608,445	$774,572	$362,497	$264,407	$196,531	$554,832	$61,212	$-	$2,822,496
Special Mention	39,129	69,618	-	30,286	-	6,122	-	-	145,155
Classified	1,589	10,566	644	-	4,784	9,286	-	-	26,869
Total Commercial Mortgage	$649,163	$854,756	$363,141	$294,693	$201,315	$570,240	$61,212	$-	$2,994,520
Construction
Pass	$101,403	$118,076	$61,403	$-	$894	$-	$14,276	$-	$296,052
Total Construction	$101,403	$118,076	$61,403	$-	$894	$-	$14,276	$-	$296,052
Lease Financing
Pass	$18,997	$15,935	$16,836	$10,749	$2,586	$41,531	$-	$-	$106,634
Special Mention	-	-	-	892	-	-	-	-	892
Total Lease Financing	$18,997	$15,935	$16,836	$11,641	$2,586	$41,531	$-	$-	$107,526
Total Commercial	$1,304,099	$1,436,940	$532,943	$388,910	$237,316	$719,421	$371,713	$682	$4,992,024
Consumer
Residential Mortgage
Pass	$1,120,627	$1,173,498	$403,404	$201,297	$285,312	$1,083,359	$-	$-	$4,267,497
Classified	-	-	294	-	2,281	2,468	-	-	5,043
Total Residential Mortgage	$1,120,627	$1,173,498	$403,698	$201,297	$287,593	$1,085,827	$-	$-	$4,272,540
Home Equity
Pass	$-	$-	$-	$-	$-	$3,282	$1,636,803	$34,308	$1,674,393
Classified	-	-	-	-	-	113	4,920	803	5,836
Total Home Equity	$-	$-	$-	$-	$-	$3,395	$1,641,723	$35,111	$1,680,229
Automobile
Pass	$233,401	$166,682	$155,905	$105,933	$40,967	$23,952	$-	$-	$726,840
Classified	26	53	87	55	17	156	-	-	394
Total Automobile	$233,427	$166,735	$155,992	$105,988	$40,984	$24,108	$-	$-	$727,234
Other[1]
Pass	$127,788	$54,794	$105,858	$55,663	$21,442	$6,949	$26,151	$1,485	$400,130
Classified	-	93	244	95	78	10	70	3	593
Total Other	$127,788	$54,887	$106,102	$55,758	$21,520	$6,959	$26,221	$1,488	$400,723
Total Consumer	$1,481,842	$1,395,120	$665,792	$363,043	$350,097	$1,120,289	$1,667,944	$36,599	$7,080,726
Total Loans and Leases	$2,785,941	$2,832,060	$1,198,735	$751,953	$587,413	$1,839,710	$2,039,657	$37,281	$12,072,750

[1]	Comprised of other revolving credit, installment, and lease financing.

For the nine months ended September 30, 2021, and September 30, 2020, $2.5 million and $1.3 million revolving loans, respectively, were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2021, and December 31, 2020.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of September 30, 2021
Commercial
Commercial and Industrial	$130	$1,887	$—	$209	$2,226	$1,323,220	$1,325,446	$172
PPP	—	—	—	—	—	268,480	268,480	—
Commercial Mortgage	—	—	—	8,309	8,309	2,986,211	2,994,520	8,309
Construction	—	—	—	—	—	296,052	296,052	—
Lease Financing	—	—	—	—	—	107,526	107,526	—
Total Commercial	130	1,887	—	8,518	10,535	4,981,489	4,992,024	8,481
Consumer
Residential Mortgage	1,074	3,253	4,776	4,348	13,451	4,259,089	4,272,540	528
Home Equity	2,219	689	2,946	5,422	11,276	1,668,953	1,680,229	1,234
Automobile	6,427	1,110	395	—	7,932	719,302	727,234	—
Other [1]	2,067	743	593	—	3,403	397,320	400,723	—
Total Consumer	11,787	5,795	8,710	9,770	36,062	7,044,664	7,080,726	1,762
Total	$11,917	$7,682	$8,710	$18,288	$46,597	$12,026,153	$12,072,750	$10,243

As of December 31, 2020
Commercial
Commercial and Industrial	$191	$59	$—	$441	$691	$1,356,919	$1,357,610	$285
PPP	—	—	—	—	—	517,683	517,683	—
Commercial Mortgage	—	—	—	8,527	8,527	2,846,302	2,854,829	4,983
Construction	—	—	—	—	—	259,798	259,798	—
Lease Financing	—	—	—	—	—	110,766	110,766	—
Total Commercial	191	59	—	8,968	9,218	5,091,468	5,100,686	5,268
Consumer
Residential Mortgage	4,049	2,083	5,274	3,223	14,629	4,115,884	4,130,513	2,100
Home Equity	3,423	3,378	3,187	3,958	13,946	1,590,592	1,604,538	987
Automobile	6,358	2,215	925	—	9,498	699,302	708,800	—
Other [1]	2,556	1,612	1,160	—	5,328	390,155	395,483	—
Total Consumer	16,386	9,288	10,546	7,181	43,401	6,795,933	6,839,334	3,087
Total	$16,577	$9,347	$10,546	$16,149	$52,619	$11,887,401	$11,940,020	$8,355

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of September 30, 2021, and December 31, 2020.

	September 30, 2021			December 31, 2020
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$209	$—	$209	$441	$—	$441
Commercial Mortgage	4,765	3,544	8,309	8,527	—	8,527
Total Commercial	4,974	3,544	8,518	8,968	—	8,968
Consumer
Residential Mortgage	3,989	359	4,348	3,096	127	3,223
Home Equity	5,422	—	5,422	3,958	—	3,958
Total Consumer	9,411	359	9,770	7,054	127	7,181
Total	$14,385	$3,903	$18,288	$16,022	$127	$16,149

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $72.7 million as of September 30, 2021, and $72.5 million as of December 31, 2020.  There were $0.2 million and $0.5 million commitments to lend additional funds on loans modified in a TDR as of September 30, 2021, and December 31, 2020, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2021, and September 30, 2020.

	Loans Modified as a TDR for the Three Months Ended September 30, 2021			Loans Modified as a TDR for the Three Months Ended September 30, 2020
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	2	$153	$2	—	$—	$—
Construction	—	—	—	1	92	1
Total Commercial	2	153	2	1	92	1
Consumer
Residential Mortgage	2	796	21	—	—	—
Home Equity	2	779	46	2	134	—
Automobile	71	1,632	22	12	227	4
Other [2]	51	439	16	7	93	4
Total Consumer	126	3,646	105	21	454	8
Total	128	$3,799	$107	22	$546	$9

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

	Loans Modified as a TDR for the Nine Months Ended September 30, 2021			Loans Modified as a TDR for the Nine Months Ended September 30, 2020
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	7	$258	$4	3	$188	$3
Construction	—	—	—	1	1,099	—
Total Commercial	7	258	4	4	1,287	3
Consumer
Residential Mortgage	14	5,785	584	—	—	—
Home Equity	9	1,488	80	2	134	—
Automobile	331	6,902	95	81	1,346	22
Other [2]	144	1,321	48	42	357	15
Total Consumer	498	15,496	807	125	1,837	37
Total	505	$15,754	$811	129	$3,124	$40

1 The period end balances reflect all paydowns and charge-offs since the modification date.  TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.

[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2021, and September 30, 2020, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	8	$157	1	$6
Other [2]	5	27	0	0
Total Consumer	13	184	1	6
Total	13	$184	1	$6

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$528	—	$—
Automobile	12	213	33	591
Other [2]	12	112	6	38
Total Consumer	25	853	39	629
Total	25	$853	39	$629

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications in response to COVID-19

 The Company initially offered short-term loan modifications to assist borrowers during the COVID-19 national emergency.  These modifications generally involve principal and/or interest payment deferrals for up to six months.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  Although our formal assistance programs have ended, the Company continues to work with our customers who are still being impacted by the pandemic.  In addition, the Company evaluates the need to record an allowance for the related AIR.  As of September 30, 2021, and December 31, 2020, the Company recorded an AIR allowance of $0.7 million and $2.7 million, respectively.  The allowance was recorded as a contra-asset against AIR with the offset to provision for credit losses.  In addition, the Company elected to deduct the AIR from the AIR Allowance (rather than reversing interest income) when the AIR is deemed uncollectible, which generally occurs when the related loan is placed on nonaccrual status or is charged-off.

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

In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, these COVID-19 related loan and lease modifications are not accounted for as TDRs.  These loan and lease modifications totaled $130.4 million (23 loans and leases) for the commercial segment and $7.5 million (31 loans and leases) for the consumer segment as of September 30, 2021, and $311.6 million (210 loans and leases) for the commercial segment and $178.1 million (1,920 loans and leases) for the consumer segment as of December 31, 2020.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.5 million as of September 30, 2021.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of September 30, 2021, and $2.8 billion as of December 31, 2020.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.6 million and $1.7 million for the three months ended September 30, 2021, and September 30, 2020, and $4.8 million and $5.4 million for the nine months ended September 30, 2021, and September 30, 2020, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2021, and September 30, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$875	$1,068	$958	$1,126
Change in Fair Value Due to Payoffs:	(49)	(50)	(132)	(108)
Balance at End of Period	$826	$1,018	$826	$1,018

For the three and nine months ended September 30, 2021, and September 30, 2020, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$20,598	$21,836	$18,694	$23,896
Servicing Rights that Resulted From Asset Transfers	1,082	872	4,022	3,042
Amortization	(1,069)	(1,271)	(3,228)	(3,684)
Valuation Allowance Recovery (Provision)	662	(568)	1,785	(2,385)
Balance at End of Period	$21,273	$20,869	$21,273	$20,869

Valuation Allowance:
Balance at Beginning of Period	$(2,769)	$(1,817)	$(3,892)	$—
Valuation Allowance Recovery (Provision)	662	(568)	1,785	(2,385)
Balance at End of Period	$(2,107)	$(2,385)	$(2,107)	$(2,385)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$20,598	$21,836	$18,694	$25,714
End of Period	$21,273	$20,870	$21,273	$20,870

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
Weighted-Average Constant Prepayment Rate [1]	11.50%	14.42%
Weighted-Average Life (in years)	6.00	4.99
Weighted-Average Note Rate	3.67%	3.87%
Weighted-Average Discount Rate [2]	6.67%	5.81%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2021, and December 31, 2020, is presented in the following table.

(dollars in thousands)	September 30, 2021	December 31, 2020
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(246)	$(203)
Decrease in fair value from 50 bps adverse change	(487)	(401)
Discount Rate
Decrease in fair value from 25 bps adverse change	(223)	(184)
Decrease in fair value from 50 bps adverse change	(441)	(365)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $126.9 million and $138.9 million as of September 30, 2021, and December 31, 2020, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2021, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2021	$12,710
2022	6,757
2023	19,025
2024	173
2025	56
Thereafter	3,424
Total Unfunded Commitments	$42,145

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2021, and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Effective Yield Method
Tax credits and other tax benefits recognized	$2,151	$2,938	$6,453	$8,814
Amortization Expense in Provision for Income Taxes	1,670	2,347	5,032	7,042
Proportional Amortization Method
Tax credits and other tax benefits recognized	$2,708	$1,794	$8,178	$4,839
Amortization Expense in Provision for Income Taxes	2,332	1,345	7,043	3,580

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2021, and September 30, 2020.

Note 7.  Balance Sheet Offsetting

The following table presents the fair value of the related collateral pledged against repurchase agreements as of September 30, 2021, and December 31, 2020.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	43,461	13,602	57,063
Residential - U.S. Government-Sponsored Enterprises	—	—	231,539	161,398	392,937
Total	$—	$—	$275,000	$175,490	$450,490
December 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$100	$—	$—	$490	$590
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	20,210	83,599	103,809
Residential - U.S. Government-Sponsored Enterprises	—	—	4,790	491,401	496,191
Total	$100	$—	$25,000	$575,490	$600,590

1 The class of collateral pledged as of December 31, 2020, have been updated to properly reflect the remaining contractual maturity of repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2021, and December 31, 2020.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.  See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$22	$—	$22	$22	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$8,297	$—	$8,297	$22	$53,265	$(44,990)
Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
	$450,490	$—	$450,490	$—	$450,490	$—
December 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,202	—	17,202	5	7,911	9,286
Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	590	—	590	—	590	—
	$600,590	$—	$600,590	$—	$600,590	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $538.1 million and $635.2 million as of September 30, 2021, and December 31, 2020, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $1.5 million and $2.5 million as of September 30, 2021, and December 31, 2020, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2021, and September 30, 2020:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(10,263)	$(2,719)	$(7,544)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(83)	(22)	(61)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	87	23	64
Net Unrealized Gains (Losses) on Investment Securities	(10,259)	(2,718)	(7,541)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	662	175	487
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	600	159	441
Other Comprehensive Income (Loss)	$(9,659)	$(2,559)	$(7,100)

Three Months Ended September 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(6,771)	$(1,795)	$(4,976)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	103	27	76
Net Unrealized Gains (Losses) on Investment Securities	(6,668)	(1,768)	(4,900)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	570	151	419
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	509	135	374
Other Comprehensive Income (Loss)	$(6,159)	$(1,633)	$(4,526)

Nine Months Ended September 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(75,360)	$(19,954)	$(55,406)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,758)	(1,014)	(2,744)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	593	157	436
Net Unrealized Gains (Losses) on Investment Securities	(78,525)	(20,811)	(57,714)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,985	525	1,460
Amortization of Prior Service Credit	(185)	(49)	(136)
Defined Benefit Plans, Net	1,800	476	1,324
Other Comprehensive Income (Loss)	$(76,725)	$(20,335)	$(56,390)

Nine Months Ended September 30, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$60,177	$15,945	$44,232
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(21)	(56)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	289	76	213
Net Unrealized Gains (Losses) on Investment Securities	60,389	16,000	44,389
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,711	454	1,257
Amortization of Prior Service Credit	(184)	(49)	(135)
Defined Benefit Plans, Net	1,527	405	1,122
Other Comprehensive Income (Loss)	$61,916	$16,405	$45,511

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021, and September 30, 2020:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2021
Balance at Beginning of Period	$950	$(51)	$(42,367)	$(41,468)
Other Comprehensive Income (Loss) Before Reclassifications	(7,544)	—	—	(7,544)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(61)	64	441	444
Total Other Comprehensive Income (Loss)	(7,605)	64	441	(7,100)
Balance at End of Period	$(6,655)	$13	$(41,926)	$(48,568)

Three Months Ended September 30, 2020
Balance at Beginning of Period	$57,511	$(578)	$(38,008)	$18,925
Other Comprehensive Income (Loss) Before Reclassifications	(4,976)	—	—	(4,976)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	76	374	450
Total Other Comprehensive Income (Loss)	(4,976)	76	374	(4,526)
Balance at End of Period	$52,535	$(502)	$(37,634)	$14,399

Nine Months Ended September 30, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(55,406)	—	—	(55,406)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,744)	436	1,324	(984)
Total Other Comprehensive Income (Loss)	(58,150)	436	1,324	(56,390)
Balance at End of Period	$(6,655)	$13	$(41,926)	$(48,568)

Nine Months Ended September 30, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	44,232	—	—	44,232
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(56)	213	1,122	1,279
Total Other Comprehensive Income (Loss)	44,176	213	1,122	45,511
Balance at End of Period	$52,535	$(502)	$(37,634)	$14,399

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021, and September 30, 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(87)	$(103)	Interest Income
	23	27	Provision for Income Tax
	(64)	(76)	Net of Tax
Sale of Investment Securities Available-for-Sale	83	—	Investment Securities Gains (Losses), Net
	(22)	—	Provision for Income Tax
	61	—	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	62
Net Actuarial Losses [2]	(662)	(571)
	(600)	(509)	Total Before Tax
	159	135	Provision for Income Tax
	(441)	(374)	Net of Tax

Total Reclassifications for the Period	$(444)	$(450)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(593)	$(289)	Interest Income
	157	76	Provision for Income Tax
	(436)	(213)	Net of Tax
Sale of Investment Securities Available-for-Sale	3,758	77	Investment Securities Gains (Losses), Net
	(1,014)	(21)	Provision for Income Tax
	2,744	56	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	185	185
Net Actuarial Losses [2]	(1,985)	(1,712)
	(1,800)	(1,527)	Total Before Tax
	476	405	Provision for Income Tax
	(1,324)	(1,122)	Net of Tax

Total Reclassifications for the Period	$984	$(1,279)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income.

Note 9.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2021, and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator:
Net Income Available to Common Shareholders	$61,047	$37,840	$188,529	$111,490

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,881,437	39,745,120	39,870,450	39,710,252
Dilutive Effect of Equity Based Awards	199,482	124,015	218,449	162,154
Weighted Average Common Shares Outstanding - Diluted	40,080,919	39,869,135	40,088,899	39,872,406

Earnings Per Common Share:
Basic	$1.53	$0.95	$4.73	$2.81
Diluted	$1.52	$0.95	$4.70	$2.80

Antidilutive Stock Options and Restricted Stock Outstanding	47,087	108,207	44,217	106,140

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 54 branch locations and 303 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2021, and September 30, 2020, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2021
Net Interest Income	$72,062	$50,088	$4,669	$126,819
Provision for Credit Losses	1,235	(42)	(11,593)	(10,400)
Net Interest Income After Provision for Credit Losses	70,827	50,130	16,262	137,219
Noninterest Income	32,046	7,906	1,426	41,378
Noninterest Expense	(71,377)	(15,924)	(9,218)	(96,519)
Income Before Provision for Income Taxes	31,496	42,112	8,470	82,078
Provision for Income Taxes	(8,001)	(10,373)	(1,651)	(20,025)
Net Income	$23,495	$31,739	$6,819	$62,053
Total Assets as of September 30, 2021	$7,530,513	$5,087,831	$10,347,039	$22,965,383

Three Months Ended September 30, 2020
Net Interest Income	$73,868	$47,797	$2,501	$124,166
Provision for Credit Losses	(1,372)	(85)	30,057	28,600
Net Interest Income (Loss) After Provision for Credit Losses	75,240	47,882	(27,556)	95,566
Noninterest Income	31,776	7,672	2,286	41,734
Noninterest Expense	(69,408)	(15,430)	(5,111)	(89,949)
Income (Loss) Before Provision for Income Taxes	37,608	40,124	(30,381)	47,351
Provision for Income Taxes	(9,627)	(9,784)	9,900	(9,511)
Net Income (Loss)	$27,981	$30,340	$(20,481)	$37,840
Total Assets as of September 30, 2020	$7,383,822	$5,027,836	$7,697,831	$20,109,489

Nine Months Ended September 30, 2021
Net Interest Income	$212,991	$146,269	$11,642	$370,902
Provision for Credit Losses	5,088	205	(46,093)	(40,800)
Net Interest Income After Provision for Credit Losses	207,903	146,064	57,735	411,702
Noninterest Income	98,344	22,339	8,096	128,779
Noninterest Expense	(222,426)	(47,343)	(22,142)	(291,911)
Income Before Provision for Income Taxes	83,821	121,060	43,689	248,570
Provision for Income Taxes	(20,840)	(29,634)	(8,561)	(59,035)
Net Income	$62,981	$91,426	$35,128	$189,535
Total Assets as of September 30, 2021	$7,530,513	$5,087,831	$10,347,039	$22,965,383

Nine Months Ended September 30, 2020
Net Interest Income	$221,003	$144,253	$11,567	$376,823
Provision for Credit Losses	8,215	(819)	95,204	102,600
Net Interest Income (Loss) After Provision for Credit Losses	212,788	145,072	(83,637)	274,223
Noninterest Income	93,309	26,483	19,359	139,151
Noninterest Expense	(210,744)	(47,552)	(16,857)	(275,153)
Income (Loss) Before Provision for Income Taxes	95,353	124,003	(81,135)	138,221
Provision for Income Taxes	(24,235)	(30,278)	27,782	(26,731)
Net Income (Loss)	$71,118	$93,725	$(53,353)	$111,490
Total Assets as of September 30, 2020	$7,383,822	$5,027,836	$7,697,831	$20,109,489

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$48,993	$1,222	$102,881	$4,947
Forward Commitments	60,163	213	158,759	(740)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,440,485	38,162	1,362,778	90,130
Pay Fixed/Receive Variable Swaps	1,440,485	(8,275)	1,362,778	(17,197)
Foreign Exchange Contracts	97,172	(645)	90,587	866
Conversion Rate Swap Agreement	135,735	—	133,286	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2021, and December 31, 2020:

Derivative Financial Instruments	September 30, 2021		December 31, 2020
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$1,222	$—	$4,947	$—
Forward Commitments	227	14	—	740
Interest Rate Swap Agreements	47,211	17,324	90,342	17,409
Foreign Exchange Contracts	61	706	878	12
Total	$48,721	$18,044	$96,167	$18,161

[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2021, and September 30, 2020:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2021	2020	2021	2020
Interest Rate Lock Commitments	Mortgage Banking	$2,083	$4,903	$6,927	$15,556
Forward Commitments	Mortgage Banking	(53)	(595)	1,598	(3,652)
Interest Rate Swap Agreements	Other Noninterest Income	2,147	2,575	4,848	12,041
Foreign Exchange Contracts	Other Noninterest Income	401	467	1,120	1,403
Total		$4,578	$7,350	$14,493	$25,348

As of September 30, 2021, and December 31, 2020, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting swap agreements with third-party financial institutions.  The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $8.3 million and $17.2 million as of September 30, 2021, and December 31, 2020, respectively.

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

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of September 30, 2021, and December 31, 2020, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

Note 12.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of September 30, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Unfunded Commitments to Extend Credit	$2,973,153	$2,787,123
Standby Letters of Credit	125,932	100,186
Commercial Letters of Credit	16,715	10,511
Total Credit Commitments	$3,115,800	$2,897,820

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of IRLCs, forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate, while the valuation methodology for uncleared interest rate swaps is based on the Effective Federal Funds Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of September 30, 2021, and December 31, 2020, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$751	$144,113	$—	$144,864
Debt Securities Issued by States and Political Subdivisions	—	21,068	—	21,068
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,555	—	1,555
Debt Securities Issued by Corporations	—	387,874	—	387,874
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,417,183	—	1,417,183
Residential - U.S. Government-Sponsored Enterprises	—	2,200,052	—	2,200,052
Commercial - Government Agencies	—	180,924	—	180,924
Total Mortgage-Backed Securities	—	3,798,159	—	3,798,159
Total Investment Securities Available-for-Sale	751	4,352,769	—	4,353,520
Loans Held for Sale	—	21,965	—	21,965
Mortgage Servicing Rights	—	—	826	826
Other Assets	55,167	—	—	55,167
Derivatives [1]	—	288	48,433	48,721
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2021	$55,918	$4,375,022	$49,259	$4,480,199
Liabilities:
Derivatives [1]	$—	$720	$17,324	$18,044
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2021	$—	$720	$17,324	$18,044
December 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$921	$173,324	$—	$174,245
Debt Securities Issued by States and Political Subdivisions	—	24,840	—	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,062	—	1,062
Debt Securities Issued by Corporations	—	224,605	—	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,594,815	—	1,594,815
Residential - U.S. Government-Sponsored Enterprises	—	1,518,283	—	1,518,283
Commercial - Government Agencies	—	253,839	—	253,839
Total Mortgage-Backed Securities	—	3,366,937	—	3,366,937
Total Investment Securities Available-for-Sale	921	3,790,768	—	3,791,689
Loans Held for Sale	—	82,565	—	82,565
Mortgage Servicing Rights	—	—	958	958
Other Assets	53,410	—	—	53,410
Derivatives [1]	—	878	95,289	96,167
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020	$54,331	$3,874,211	$96,247	$4,024,789
Liabilities:
Derivatives [1]	$—	$752	$17,409	$18,161
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020	$—	$752	$17,409	$18,161

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and nine months ended September 30, 2021, and September 30, 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2021
Balance as of July 1, 2021	$875	$37,957
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(49)	2,095
Transfers to Loans Held for Sale	—	(3,068)
Variation Margin Payments	—	(5,875)
Balance as of September 30, 2021	$826	$31,109
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2021	$—	$31,109

Three Months Ended September 30, 2020
Balance as of July 1, 2020	$1,068	$88,995
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(50)	4,909
Transfers to Loans Held for Sale	—	(4,242)
Variation Margin Payments	—	(1,840)
Balance as of September 30, 2020	$1,018	$87,822
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2020	$—	$87,822

Nine Months Ended September 30, 2021
Balance as of January 1, 2021	$958	77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(132)	7,008
Transfers to Loans Held for Sale	—	(10,652)
Variation Margin Payments	—	(43,127)
Balance as of September 30, 2021	$826	31,109
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2021	$—	$31,109

Nine Months Ended September 30, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(108)	15,372
Transfers to Loans Held for Sale	—	(13,521)
Variation Margin Payments	—	63,398
Balance as of September 30, 2020	$1,018	$87,822
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2020	$—	$87,822

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2021, and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
September 30, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.13%	-	14.43%	11.50%	$22,099
		Discount Rate	5.65%	-	6.74%	6.67%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	100.00%	92.84%	$1,222
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.14%	$29,887

December 31, 2020
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	8.71%	-	15.89%	14.42%	$19,652
		Discount Rate	5.69%	-	6.28%	5.81%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	90.76%	$4,947
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.29%	$72,933

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2021, and December 31, 2020.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,273	$(2,107)

December 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$18,694	$(3,892)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value.  As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2021, and December 31, 2020.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2021
Loans Held for Sale	$21,965	$21,376	$589

December 31, 2020
Loans Held for Sale	$82,565	$78,577	$3,988

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2021, and September 30, 2020, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2021, and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,899,880	$4,895,763	$131,558	$4,764,205	$—
Loans [1]	11,718,951	11,962,539	—	—	11,962,539
Financial Instruments - Liabilities
Time Deposits	1,072,915	1,074,210	—	1,074,210	—
Securities Sold Under Agreements to Repurchase	450,490	477,228	—	477,228	—
December 31, 2020
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$3,262,727	$3,348,693	$7,500	$3,341,193	$—
Loans [1]	11,536,011	12,019,151	—	—	12,019,151
Financial Instruments - Liabilities
Time Deposits	1,662,063	1,667,774	—	1,667,774	—
Securities Sold Under Agreements to Repurchase	600,590	649,039	—	649,039	—
Other Debt [2]	50,000	51,546	—	51,546	—

[1]	Carrying amount is net of unearned income and the Allowance.
[2]	Excludes finance lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations on travel and any lingering effects therefrom, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) the effect of changes in or interpretations of tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act; 12) any failure or disruption in or breach of our operational or security systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic and current reports filed with the SEC.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Hawaii Economy

The COVID-19 pandemic has had and is continuing to have an impact on the Hawaii economy.  The actions taken by the State of Hawaii beginning in March 2020 were imposed to mitigate the spread and lessen the public health impact of the COVID-19 virus in Hawaii.  Prior to the COVID-19 pandemic, at risk industries of leisure and hospitality represented 19% of jobs and 10% of Hawaii’s GDP.  Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.  Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy, supplying about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite COVID-19.  Hawaii’s large retiree population also contributes to a stable economic base.  The U.S. government has enacted several stimulus programs to counteract the economic disruptions caused by the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, Paycheck Protection Program (“PPP”), Consolidated Appropriations Act (“CAA”), and American Rescue Plan (“ARP”).  Notwithstanding these stimulus programs, the Hawaii economy will likely continue to face significant challenges.

We have taken and continue to take significant steps to help our customers who have been impacted by COVID-19.  For our consumer customers, we initially provided payment relief for residential mortgage, home equity, auto loan, auto lease and direct personal loans for up to six months.  We waived associated late fees, while not reporting these payment deferrals as late payments to the credit bureaus for all customers who were current prior to the event.  For our commercial customers that continued to make interest payments, we provided six months of principal deferral, or alternatively, three months of interest or interest and principal deferral. Although our formal assistance programs have ended, the Bank continues to work with our customers who are still being impacted by the COVID-19 pandemic.

The Bank continues to responsibly lend to qualified consumer and commercial customers.  We participated in the SBA’s Small Business Paycheck Protection Program.  As of September 30, 2021, the Bank had 1,939 PPP loans totaling $268.5 million net of deferred cost and fees.

Earnings Summary

Net income for the third quarter of 2021 was $62.1 million, an increase of $24.2 million or 64% compared to the same period in 2020.  Diluted earnings per common share was $1.52 for the third quarter of 2021, an increase of $0.57 or 60% compared to the same period in 2020.

Net income for the first nine months of 2021 was $189.5 million, an increase of $78.0 million or 70% compared to the same period in 2020.  Diluted earnings per common share was $4.70 for the first nine months of 2021, an increase of $1.90 or 68% compared to the same period in 2020.

•	The return on average assets for the third quarter of 2021 was 1.07% compared with 0.76% in the same period in 2020.
•	The return on average common equity for the third quarter of 2021 was 17.08% compared with 11.01% in the same period in 2020.
•

Net interest income for the third quarter of 2021 was $126.8 million, an increase of 2.1% from the same period in 2020.  Net interest margin was 2.32% in the third quarter of 2021, a decrease of 35 basis points from the same period in 2020.  The decrease in the net interest margin from prior year is largely due to higher levels of liquidity from continued strong deposit growth and lower interest rates, partially offset by higher fees from Paycheck Protection Program (“PPP”) loans.

•	The provision for credit losses for the third quarter of 2021 was a net benefit of $10.4 million compared with a net expense of $28.6 million in the same period in 2020.
•	Noninterest income was $41.4 million in the third quarter of 2021, a decrease of 0.9% from the same period in 2020.
•

Noninterest expense was $96.5 million in the third quarter of 2021, an increase of 7.3% compared to the same period in 2020.  The third quarter of 2021 included one-time significant items related to gain on sale of property, partially offset by early termination of repurchase agreements and severance, reducing expense by $1.3 million.

•	The efficiency ratio during the third quarter of 2021 was 57.38% compared with 54.22% in the same period in 2020.
•	The effective tax rate for the third quarter of 2021 was 24.40% compared with 20.09% in the same period in 2020.
•

Total non-performing assets were $20.6 million at September 30, 2021, an increase of $2.0 million compared to September 30, 2020.  Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.17% at September 30, 2021, an increase of 1 basis point compared to September 30, 2020.

•

Net loan and lease charge-offs during the third quarter of 2021 were $1.2 million or 0.04% annualized of total average loans and leases outstanding, comprised of charge-offs of $3.4 million partially offset by recoveries of $2.2 million.  Compared to the third quarter of 2020, net loan and lease charge-offs increased by $2.7 million or 9 basis points on total average loans and leases outstanding.

•

The allowance for credit losses on loans and leases was $167.9 million at September 30, 2021, a decrease of $35.6 million from September 30, 2020.  The ratio of the allowance for credit losses to total loans and leases outstanding was 1.39% at the end of the quarter, a decrease of 34 basis points from the end of the same period in 2020.

We maintained a strong balance sheet during the third quarter of 2021, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total assets increased to a new record of $23.0 billion at September 30, 2021, an increase of 14.2% from September 30, 2020.
•

The investment securities portfolio was $9.3 billion at September 30, 2021, an increase of 44.8% from September 30, 2020, due to growth in deposits that continued to outpace loan growth.  The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

•

Total loans and leases were $12.1 billion at September 30, 2021, an increase of 2.4% from September 30, 2020.  Total loans excluding PPP loans were $11.8 billion at September 30, 2021, an increase of 4.8% from September 30, 2020.

•	Total deposits were $20.5 billion at September 30, 2021, an increase of 15.5% from September 30, 2020.
•	The Company reduced $100 million of repurchase agreements in the third quarter of 2021.

Our financial highlights are presented in Table 1.

Financial Highlights				Table 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
For the Period:
Operating Results
Net Interest Income	$126,819	$124,166	$370,902	$376,823
Provision for Credit Losses [1]	(10,400)	28,600	(40,800)	102,600
Total Noninterest Income	41,378	41,734	128,779	139,151
Total Noninterest Expense	96,519	89,949	291,911	275,153
Net Income	62,053	37,840	189,535	111,490
Basic Earnings Per Common Share	1.53	0.95	4.73	2.81
Diluted Earnings Per Common Share	1.52	0.95	4.70	2.80
Dividends Declared Per Common Share	0.70	0.67	2.04	2.01
Performance Ratios
Return on Average Assets	1.07%	0.76%	1.15%	0.78%
Return on Average Shareholders’ Equity	15.41	11.01	17.31	11.08
Return on Average Common Equity	17.08	11.01	18.10	11.08
Efficiency Ratio [2]	57.38	54.22	58.42	53.33
Net Interest Margin [3]	2.32	2.67	2.37	2.82
Dividend Payout Ratio [4]	45.75	70.53	43.13	71.53
Average Shareholders’ Equity to Average Assets	6.95	6.93	6.63	7.06
Average Balances
Average Loans and Leases	$11,958,321	$11,739,785	$12,002,426	$11,510,222
Average Assets	22,993,036	19,741,139	22,079,174	19,053,626
Average Deposits	20,473,777	17,270,206	19,619,053	16,591,640
Average Shareholders’ Equity	1,598,076	1,367,756	1,463,566	1,344,402
Market Price Per Share of Common Stock
Closing	$82.17	$50.52	$82.17	$50.52
High	87.12	61.94	99.10	95.53
Low	75.68	48.77	75.65	46.70

			September 30, 2021	December 31, 2020
As of Period End:
Balance Sheet Totals
Loans and Leases			$12,072,750	$11,940,020
Total Assets			22,965,383	20,603,651
Total Deposits			20,493,678	18,211,621
Other Debt			10,414	60,481
Total Shareholders’ Equity			1,597,109	1,374,507
Asset Quality
Non-Performing Assets			$20,620	$18,481
Allowance for Credit Losses - Loans and Leases			167,920	216,252
Allowance to Loans and Leases Outstanding [5]			1.39%	1.81%
Capital Ratios
Common Equity Tier 1 Capital Ratio			12.02%	12.06%
Tier 1 Capital Ratio			13.47	12.06
Total Capital Ratio			14.72	13.31
Tier 1 Leverage Ratio			7.10	6.71
Total Shareholders’ Equity to Total Assets			6.95	6.67
Tangible Common Equity to Tangible Assets [6]			6.04	6.53
Tangible Common Equity to Risk-Weighted Assets [6]			11.46	11.89
Non-Financial Data
Full-Time Equivalent Employees			2,049	2,022
Branches			54	65
ATMs			303	357

[1]	Provision for Credit Losses for 2021 includes Provision for Unfunded Commitments and Accrued Interest Receivable, 2020 represents only Provisions for Loans and Leases.
[2]	Efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and total noninterest income).
[3]	Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.
[4]	Dividend payout ratio is defined as dividends declared per common share divided by basic earnings per common share.
[5]	The numerator comprises the Allowance for Credit Losses – Loans and Leases.
[6]

Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are Non-GAAP financial measures.  Tangible common equity is defined by the Company as common shareholders' equity minus goodwill and intangible assets.  Intangible assets are included as a component of other assets in the Consolidated Statements of Condition.

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

GAAP to Non-GAAP Reconciliation		Table 2
(dollars in thousands)	September 30, 2021	December 31, 2020
Total Shareholders’ Equity	$1,597,109	$1,374,507
Less: Preferred Stock	180,000	—
Goodwill	31,517	31,517
Tangible Common Equity	$1,385,592	$1,342,990
Total Assets	$22,965,383	$20,603,651
Less: Goodwill	31,517	31,517
Tangible Assets	$22,933,866	$20,572,134
Risk-Weighted Assets, determined in accordance with prescribed regulatory requirements	$12,093,010	$11,295,077
Total Shareholders’ Equity to Total Assets	6.95%	6.67%
Tangible Common Equity to Tangible Assets (Non-GAAP)	6.04%	6.53%
Tier 1 Capital Ratio	13.47%	12.06%
Tangible Common Equity to Risk-Weighted Assets (Non-GAAP)	11.46%	11.89%

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 3.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 4.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 3
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021			September 30, 2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.2	$—	0.23%	$2.6	$—	0.45%	$2.9	$—	0.44%	$2.2	$—	0.76%
Funds Sold	999.5	0.4	0.00	584.2	0.1	0.00	833.7	0.8	0.00	428.3	0.8	0.00
Investment Securities
Available-for-Sale
Taxable	4,454.9	16.3	0.01	2,918.6	14.3	0.02	4,252.9	48.4	0.02	2,745.7	45.1	0.02
Non-Taxable	10.1	0.1	0.04	25.8	0.3	0.04	11.5	0.4	0.04	30.1	1.0	0.04
Held-to-Maturity
Taxable	4,294.6	16.5	0.02	3,257.7	15.7	0.02	3,728.9	42.9	0.02	3,084.4	51.0	0.02
Non-Taxable	64.8	0.4	0.02	54.1	0.4	0.03	48.2	0.9	0.02	54.4	1.1	0.03
Total Investment Securities	8,824.4	33.3	1.51	6,256.2	30.7	1.96	8,041.5	92.6	1.54	5,914.6	98.2	2.21
Loans Held for Sale	24.6	0.2	2.80	15.9	0.1	3.24	25.5	0.5	2.81	20.8	0.5	3.35
Loans and Leases [1]
Commercial and Industrial	1,644.8	17.0	4.09	1,917.0	14.1	2.93	1,826.9	48.1	3.52	1,763.9	45.2	3.43
Commercial Mortgage	2,952.7	21.9	2.94	2,722.3	21.7	3.18	2,894.5	64.5	2.98	2,631.9	69.2	3.51
Construction	289.9	2.5	3.38	234.0	2.1	3.60	280.0	7.3	3.51	234.3	7.1	4.04
Commercial Lease Financing	109.3	0.4	1.57	110.7	0.5	1.83	107.1	1.2	1.51	111.0	1.6	1.88
Residential Mortgage	4,253.2	34.8	3.27	3,988.7	36.7	3.68	4,211.8	106.2	3.36	3,941.3	109.5	3.70
Home Equity	1,621.4	12.2	2.97	1,625.2	14.1	3.45	1,596.4	36.9	3.09	1,656.8	43.6	3.51
Automobile	718.7	6.2	3.41	708.3	6.4	3.59	712.5	18.4	3.46	710.2	19.0	3.57
Other [2]	368.3	5.7	6.16	433.6	7.6	6.96	373.2	18.1	6.48	460.8	23.9	6.93
Total Loans and Leases	11,958.3	100.7	3.35	11,739.8	103.2	3.50	12,002.4	300.7	3.35	11,510.2	319.1	3.70
Other	31.5	0.2	2.02	33.3	0.2	1.81	32.4	0.5	2.17	33.9	0.5	1.95
Total Earning Assets [3]	21,841.5	134.8	2.45	18,632.0	134.3	2.88	20,938.4	395.1	2.52	17,910.0	419.1	3.12
Cash and Due From Banks	252.2			234.3			259.6			271.7
Other Assets	899.3			874.8			881.2			871.9
Total Assets	$22,993.0			$19,741.1			$22,079.2			$19,053.6
Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,707.1	$0.7	0.06%	$3,465.5	$0.4	0.04%	$4,450.6	$2.0	0.06%	$3,268.1	$1.9	0.08%
Savings	7,687.0	1.8	0.00	6,886.0	1.7	0.00	7,414.6	5.0	0.00	6,693.9	11.0	0.00
Time	1,267.0	1.4	0.00	1,568.3	3.8	0.01	1,437.1	5.3	0.00	1,712.2	15.2	0.01
Total Interest-Bearing Deposits	13,661.1	3.9	0.11	11,919.8	5.9	0.20	13,302.3	12.3	0.12	11,674.2	28.1	0.32
Short-Term Borrowings	—	—	—	—	—	—	0.8	—	0.09	38.3	0.2	0.52
Securities Sold Under Agreements to Repurchase	547.8	3.4	2.45	602.9	3.6	2.35	572.7	10.4	2.40	603.4	11.6	2.54
Other Debt	10.4	0.2	7.04	60.5	0.3	2.22	33.5	0.8	3.03	62.6	1.4	2.90
Total Interest-Bearing Liabilities	14,219.3	7.5	0.21	12,583.2	9.8	0.31	13,909.3	23.5	0.22	12,378.5	41.3	0.44
Net Interest Income		$127.3			$124.5			$371.6			$377.8
Interest Rate Spread			2.24%			2.57%			2.30%			2.68%
Net Interest Margin			2.32%			2.67%			2.37%			2.82%
Noninterest-Bearing Demand Deposits	6,812.7			5,350.4			6,316.8			4,917.4
Other Liabilities	362.9			439.7			389.5			413.3
Shareholders’ Equity	1,598.1			1,367.8			1,463.6			1,344.4
Total Liabilities and Shareholders’ Equity	$22,993.0			$19,741.1			$22,079.2			$19,053.6

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2020.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 4
	Nine Months Ended September 30, 2021
	Compared to September 30, 2020
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.5	$(0.5)	$—
Investment Securities
Available-for-Sale
Taxable	19.9	(16.6)	3.3
Non-Taxable	(0.6)	—	(0.6)
Held-to-Maturity
Taxable	9.4	(17.5)	(8.1)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	28.6	(34.2)	(5.6)
Loans Held for Sale	0.1	(0.1)	—
Loans and Leases
Commercial and Industrial	6.4	(3.5)	2.9
Commercial Mortgage	6.5	(11.2)	(4.7)
Construction	1.2	(1.0)	0.2
Commercial Lease Financing	(0.1)	(0.3)	(0.4)
Residential Mortgage	7.2	(10.5)	(3.3)
Home Equity	(1.5)	(5.2)	(6.7)
Automobile	—	(0.6)	(0.6)
Other [2]	(4.3)	(1.5)	(5.8)
Total Loans and Leases	15.4	(33.8)	(18.4)
Other	—	—	—
Total Change in Interest Income	44.6	(68.6)	(24.0)
Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.6	(0.5)	0.1
Savings	1.1	(7.1)	(6.0)
Time	(2.1)	(7.8)	(9.9)
Total Interest-Bearing Deposits	(0.4)	(15.4)	(15.8)
Short-Term Borrowings	(0.1)	(0.1)	(0.2)
Securities Sold Under Agreements to Repurchase	(0.6)	(0.6)	(1.2)
Other Debt	(0.7)	0.1	(0.6)
Total Change in Interest Expense	(1.8)	(16.0)	(17.8)
Change in Net Interest Income	$46.4	$(52.6)	$(6.2)

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

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

Yields on our earning assets decreased by 43 basis points in the third quarter of 2021 and by 60 basis points in the first nine months of 2021 compared to the same periods in 2020 primarily due to the lower rate environment.  Yields on our investment securities portfolio decreased by 45 basis points in the third quarter of 2021 and by 67 basis points in the first nine months of 2021 compared to the same periods in 2020 primarily due to higher premium amortization coupled with purchases of lower yielding securities. Yield decreases in our construction, commercial mortgage, and commercial and industrial loans were primarily due to lower yields on floating rate loans.  Yields on our construction loans decreased by 22 basis points in the third quarter of 2021 and by 53 basis points in the first nine months of 2021 compared to the same periods in 2020 primarily due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial mortgage loans decreased by 24 basis points in the third quarter of 2021 and by 53 basis points in the first nine months of 2021 compared to the same periods in 2020.  Similar to our construction loans, commercial mortgage loan yields were negatively impacted by lower yields on floating-rate loans, and new loans with lower rates than loans that were paid off.  These decreases were partially offset by interest recoveries in the current year.  Yields on our commercial and industrial loans excluding PPP loans decreased by 14 basis points in the third quarter of 2021 and by 40 basis points in the first nine months of 2021 compared to the same periods in 2020 primarily due to lower yields on floating-rate loans coupled with new loans at lower rates than loans that were paid off.  Contractual yields on PPP loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the SBA ahead of maturity.  The contribution to the earning asset yield for the current quarter was an increase of 14 basis points.  Yields on our funds sold was relatively unchanged in the third quarter of 2021 compared to the same period in 2020. Yields on our funds sold decreased by 12 basis points in the first nine months of 2021 compared to the same period in 2020 primarily due to federal fund rate decreases.

Interest rates paid on our interest-bearing liabilities decreased by 10 basis points in the third quarter of 2021 and by 22 basis points in the first nine months of 2021 compared to the same periods in 2020.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. Securities sold under agreements to repurchase increased by 10 basis points in the third quarter of 2021 compared to the same periods in 2020.  Securities sold under agreements to repurchase decreased by 14 basis points in the first nine months of 2021 compared to the same periods in 2020.  In September 2021, we terminated three of our repurchase agreements with an aggregated total of $100.0 million.  These repurchase agreements were scheduled to mature in 2022, 2024, and 2025.  The repurchase agreements had a weighted-average interest rate of 2.37%.  The decrease in our funding costs were partially offset by higher average balances in our interest-bearing deposits.  The average balance of our interest bearing demand deposits increased by $1.2 billion or 36% in the third quarter of 2021 and by $1.2 billion or 36% in the first nine months of 2021 compared to the same periods in 2020.  The average balance of savings deposits increased by $801.0 million or 12% in the third quarter of 2021 and by $720.7 million or 11% in the first nine months of 2021 compared to the same periods in 2020.

Average balances of our earning assets increased by $3.3 billion or 16% in the third quarter of 2021 and by $3.0 billion or 16% in the first nine months of 2021 compared to the same periods in 2020 primarily due to an increase in the average balances of our investment securities.  Average balance of investment securities increased by $2.5 billion or 41% in the third quarter of 2021 and by $2.1 billion or 36% in the first nine months compared to the same periods in 2020.  Average balances of our loan and lease portfolio increased by $218.5 million in the third quarter of 2021 and by $492.2 million or 4% in the first nine months of 2021 compared to the same periods in 2020.  The average balance of funds sold increased by $415.3 million in the third quarter of 2021 and by $405.4 million in the first nine months of 2021 compared to the same periods in 2020.  The average balance of our commercial mortgage portfolio increased by $230.4 million in the third quarter of 2021 and by $262.6 million in the first nine months of 2021 compared to the same periods in 2020 as a result of continued demand from new and existing customers.  The average balance in our residential mortgage portfolio increased by $264.5 million in the third quarter of 2021 and by $270.5 million in the first nine months of 2021 compared to the same periods in 2020 primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our commercial and industrial portfolio including PPP loans decreased by $272.2 million in the third quarter of 2021 compared to the same period in 2020.  The average balance of our commercial and industrial portfolio including PPP loans, increased by $63.0 million in the first nine months of 2021 compared to the same periods in 2020 primarily due to origination of new loans under the PPP, partially offset by payoff activity.  The average balance of our home equity portfolio decreased by $3.8 million in the third quarter of 2021 and by $60.4 million in the first nine months of 2021 compared to the same periods in 2020 as a result of elevated runoff rates and lower utilization rates.

Average balances of our interest-bearing liabilities increased by $1.6 billion or 13% in the third quarter of 2021 and by $1.5 billion or 12% in the first nine months of 2021 compared to the same periods in 2020 primarily due to growth in our demand and savings products.  Average balance in our core interest bearing deposit products increased by $2.1 billion in the third quarter of 2021 and by $1.8 billion in the first nine months of 2021 compared to the same periods in 2020. Average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances decreased by $50.1 million or 83% in the third quarter of 2021 and by $29.1 million or 46% in the first nine months of 2021 compared to the same periods in 2020 primarily due to the prepayment of FHLB advances totaling $50.0 million in the second quarter of 2021.

Noninterest Income

Table 5 presents the components of noninterest income.

Noninterest Income						Table 5
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Trust and Asset Management	$11,415	$10,752	$663	$34,375	$32,217	$2,158
Mortgage Banking	3,136	4,047	(911)	12,056	11,020	1,036
Service Charges on Deposit Accounts	6,510	6,027	483	18,703	18,575	128
Fees, Exchange, and Other Service Charges	13,604	12,296	1,308	41,018	34,913	6,105
Investment Securities Gains (Losses), Net	(1,259)	(1,121)	(138)	(39)	11,125	(11,164)
Annuity and Insurance	735	881	(146)	2,348	2,692	(344)
Bank-Owned Life Insurance	1,897	1,806	91	5,877	5,035	842
Other Income	5,340	7,046	(1,706)	14,441	23,574	(9,133)
Total Noninterest Income	$41,378	$41,734	$(356)	$128,779	$139,151	$(10,372)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers. Total trust assets under administration were $11.1 billion and $10.1 billion as of September 30, 2021, and, September 30, 2020, respectively.  Trust and asset management income increased by $0.7 million or 6% in the third quarter of 2021 and by $2.2 million or 7% for the first nine months of 2021 compared to the same periods in 2020 primarily due to increases in market value and trust fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $0.9 million or 23% in the third quarter of 2021 compared to the same period in 2020.  The decrease in the third quarter was primarily due to decreased sales of conforming saleable loans from current production offset with a net valuation allowance recovery to our servicing rights.  During the third quarter of 2021, we recognized a $0.7 million valuation allowance recovery to our mortgage servicing rights compared to a $0.6 million valuation impairment recorded in the third quarter of 2020.  Mortgage banking income increased by $1.0 million or 9% for the first nine months of 2021 compared to the same period in 2020.  For the first nine months of 2021, we recognized a $1.8 million valuation allowance recovery to our mortgage servicing rights compared to a $2.4 million valuation impairment to our mortgage servicing rights recorded in 2020.  This increase was offset by lower conforming salable loans from current production.

Service charges on deposit accounts increased by $0.5 million or 8% in the third quarter of 2021 and by $0.1 million or 1% for the first nine months of 2021 compared to the same periods in 2020. These increases were primarily due to an increase in overdraft fees coupled with an increase in account analysis fees.

Fees, exchange, and other service charges, which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges, increased by $1.3 million or 11% in the third quarter of 2021 and by $6.1 million or 17% for the first nine months of 2021 compared to the same periods in 2020.  These increases were primarily due to higher fees from ATMs, merchant income, and debit card transaction volume.

Investment securities losses, net totaled $1.3 million in the third quarter of 2021 compared to $1.1 million during the same period in 2020.  The net loss in the third quarter of 2021 was primarily due to the fees paid to the counterparties of our prior Visa Class B share sales transactions.  The net losses of $0.04 million in the first nine months of 2021 was primarily due to $3.8 million of the fees paid to the counterparties of our prior Visa Class B share sales transactions and was partially offset by the net gains from the sales of mortgage-backed securities, corporate and government debt securities.  The net gains of $11.1 million in the first nine months of 2020 was primarily due to the sale of 80,214 Visa Class B shares.

Annuity and insurance income decreased by $0.1 million or 17% in the third quarter of 2021 and by $0.3 million or 13% for the first nine months of 2021 compared to the same periods in 2020 primarily due to a decrease in annuity and life insurance products sold.

Bank-owned life insurance was relatively unchanged in the third quarter of 2021 compared to the same period in 2020.  Bank-owned life insurance increased by $0.8 million or 17% for the first nine months of 2021 compared to the same period in 2020 primarily due to an increase in death benefits received.

Other noninterest income decreased by $0.4 million or 1% in the third quarter of 2021 and by $10.4 million or 7% for the first nine months of 2021 compared to the same periods in 2020.  These decreases were primarily due to a decrease in fees related to our customer interest rate swap derivatives.

Noninterest Expense

Table 6 presents the components of noninterest expense.

Noninterest Expense						Table 6
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Salaries	$34,676	$34,046	$630	$99,658	$100,271	$(613)
Incentive Compensation	4,677	2,683	1,994	15,763	6,069	9,694
Share-Based Compensation	3,335	1,442	1,893	9,093	4,754	4,339
Commission Expense	1,772	1,800	(28)	6,807	4,821	1,986
Retirement and Other Benefits	4,746	4,164	582	15,552	13,316	2,236
Payroll Taxes	2,825	2,624	201	9,819	9,949	(130)
Medical, Dental, and Life Insurance	3,222	3,422	(200)	8,850	11,394	(2,544)
Separation Expense	1,194	1,770	(576)	3,317	6,555	(3,238)
Total Salaries and Benefits	56,447	51,951	4,496	168,859	157,129	11,730
Net Occupancy	3,079	7,281	(4,202)	17,216	24,997	(7,781)
Net Equipment	8,924	9,223	(299)	26,598	25,874	724
Data Processing	4,722	4,691	31	15,601	13,895	1,706
Professional Fees	2,948	2,743	205	9,468	9,012	456
FDIC Insurance	1,594	1,282	312	4,917	4,296	621
Other Expense:
Delivery and Postage Services	1,363	1,636	(273)	4,704	5,387	(683)
Mileage Program Travel	1,340	1,172	168	3,708	3,341	367
Merchant Transaction and Card Processing Fees	1,424	1,025	399	3,781	3,205	576
Advertising	2,736	1,985	751	7,066	5,394	1,672
Amortization of Solar Energy Partnership Investments	512	716	(204)	1,536	2,148	(612)
Other	11,430	6,244	5,186	28,457	20,475	7,982
Total Other Expense	18,805	12,778	6,027	49,252	39,950	9,302
Total Noninterest Expense	$96,519	$89,949	$6,570	$291,911	$275,153	$16,758

Total salaries and benefits expense increased by $4.5 million or 9% in the third quarter of 2021 compared to the same period in 2020.  This increase is mainly due to a $2.0 million increase in incentive compensation coupled with a $1.9 million increase in share-based compensation  primarily due to a higher number of restricted stock units being amortized.  Total salaries and benefits expense increased by $11.7 million or 7% for the first nine months of 2021 compared to the same period in 2020 primarily due to a $9.7 million increase in incentive compensation coupled with a $4.3 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $3.2 million decrease in separation expense.

Net occupancy expense decreased by $4.2 million or 58% in the third quarter of 2021 compared to the same period in 2020 primarily due to a gain on sale of real estate property in Guam.  Net occupancy expense decreased by $7.8 million or 31% for the first nine months of 2021 compared to the same period in 2020. This decrease was primarily due to a $9.5 million gain on sales of real estate property on the island of Oahu and Guam coupled with a $0.8 million decrease in repairs and maintenance for the first nine months of 2021 compared to the same period in 2020.

Net equipment expense decreased by $0.3 million or 3% in the third quarter of 2021 compared to the same period in 2020 primarily due to a $0.3 million gain on the disposal of fixed assets in the third quarter of 2021.   Net equipment expense increased by $0.7 million or 3% for the first nine months of 2021 compared to the same period in 2020.  This increase was due to higher depreciation expense and software license fee, partially offset by a gain on the disposal of fixed assets.

Data processing expense relatively unchanged in the third quarter of 2021 compared to the same period in 2020.  Data processing expense increased by $1.7 million or 12% for the first nine months of 2021 compared to the same period in 2020 primarily due to the rollout of contactless cards in 2021.

FDIC insurance expense increased by $0.3 million or 24% in the third quarter of 2021 and by $0.6 million or 14% for the first nine months of 2021 compared to the same periods in 2020 primarily due to an increase in assessment rates.

Total other expense increased by $6.0 million or 47% in the third quarter of 2021 compared to the same period in 2020.  This increase was primarily due to $3.8 million early termination costs incurred in the third quarter of 2021 related to the prepayment of $100.0 million of repurchase agreements.  Total other expense increased by $9.3 million or 23% for the first nine months of 2021 compared to the same period in 2020 due to a total of $7.0 million early termination costs incurred in 2021 related to the prepayment of $150.0 million of repurchase agreements and $50.0 million of FHLB advances.

Provision for Income Taxes

Table 7 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Provision for Income Taxes	$20,025	$9,511	$59,035	$26,732
Effective Tax Rates	24.40%	20.09%	23.75%	19.34%

The provision for income taxes was $20.0 million in the third quarter of 2021, an increase of $10.5 million compared to the same period in 2020.  The effective tax rate for the third quarter of 2021 was 24.40%, up from 20.09% for the same period in 2020.  The higher effective rate in the third quarter of 2021 compared to the same period in 2020 was primarily due to higher pretax book income compared to relatively stable tax adjustments and the delayed impact of the TCJA on the deductibility of deferred executive compensation.

The provision for income taxes was $59.0 million for the first nine months of 2021, an increase of $32.3 million compared to the same period in 2020.  The effective tax rate for the first nine months of 2021 was 23.75%, up from 19.34% for the same period in 2020.  The higher effective tax rate for the first nine months of 2021 compared to the same period in 2020 was primarily due to the aforementioned higher pretax book income compared to a relatively consistent amount of tax adjustments.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $9.3 billion and $7.1 billion as of September 30, 2021, and December 31, 2020, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of September 30, 2021, our portfolio of Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities were primarily comprised of securities issued in 2008 or later.  As of September 30, 2021, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $76.6 million as of September 30, 2021, and $158.9 million as of December 31, 2020.  Gross unrealized losses in our investment securities were $89.8 million as of September 30, 2021, and $2.9 million as of December 31, 2020.  The overall decrease in net unrealized gains was primarily due to the increase in interest rates during 2021.  The gross unrealized losses were primarily related to mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 8
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Commercial
Commercial and Industrial	$1,325,446	$1,357,610	$(32,164)
PPP [1]	268,480	517,683	(249,203)
Commercial Mortgage	2,994,520	2,854,829	139,691
Construction	296,052	259,798	36,254
Lease Financing	107,526	110,766	(3,240)
Total Commercial	4,992,024	5,100,686	(108,662)
Consumer
Residential Mortgage	4,272,540	4,130,513	142,027
Home Equity	1,680,229	1,604,538	75,691
Automobile	727,234	708,800	18,434
Other [2]	400,723	395,483	5,240
Total Consumer	7,080,726	6,839,334	241,392
Total Loans and Leases	$12,072,750	$11,940,020	$132,730

[1]	The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.
[2]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2021, increased by $132.7 million, or 1%, from December 31, 2020, primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of September 30, 2021, decreased by $108.7 million, or 2% from December 31, 2020.  Commercial and industrial loans decreased by $32.2 million or 2% from December 31, 2020, primarily due to customers paying down commercial credit lines.  PPP loans decreased by $249.2 million, or 48% from December 31, 2020, primarily due to forgiveness payments received from SBA.  Commercial mortgage loans increased by $139.7 million or 5% from December 31, 2020, primarily due to demand from new and existing customers.  Construction loans increased by $36.3 million or 14% from December 31, 2020, primarily due to an increase in construction activity in our market.  Lease financing decreased by $3.2 million, or 3% from December 31, 2020, primarily due to paydowns.

Consumer loans and leases as of September 30, 2021, increased by $241.4 million or 4% from December 31, 2020.  Residential mortgage loans increased by $142.0 million or 3% from December 31, 2020, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Home equity decreased by $75.7 million or 5% from December 31, 2020, as a result of increased loan originations and stable payoff levels.  Automobile loans increased by $18.4 million or 3% from December 31, 2020, primarily driven by competitive loan programs and strong consumer demand.  Other consumer loans increased by $5.2 million or 1% from December 31, 2020, primarily due to growth in our installment loans.

Table 9 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 9
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2021
Commercial
Commercial and Industrial	$1,138,531	$114,002	$68,585	$4,328	$1,325,446
PPP	240,872	16,572	8,823	2,213	268,480
Commercial Mortgage	2,596,294	165,139	233,087	—	2,994,520
Construction	296,052	—	—	—	296,052
Lease Financing	70,971	32,420	4,135	—	107,526
Total Commercial	4,342,720	328,133	314,630	6,541	4,992,024
Consumer
Residential Mortgage	4,192,851	—	78,904	785	4,272,540
Home Equity	1,640,072	65	40,092	—	1,680,229
Automobile	547,479	—	145,807	33,948	727,234
Other [2]	337,911	—	46,344	16,468	400,723
Total Consumer	6,718,313	65	311,147	51,201	7,080,726
Total Loans and Leases	$11,061,033	$328,198	$625,777	$57,742	$12,072,750
December 31, 2020
Commercial
Commercial and Industrial [3]	$1,143,863	$133,766	$72,326	$7,655	$1,357,610
PPP [3]	479,445	11,355	21,153	5,730	517,683
Commercial Mortgage	2,470,031	138,690	246,108	—	2,854,829
Construction	259,798	—	—	—	259,798
Lease Financing	72,090	37,342	1,334	—	110,766
Total Commercial	4,425,227	321,153	340,921	13,385	5,100,686
Consumer
Residential Mortgage	4,048,831	—	80,774	908	4,130,513
Home Equity	1,565,546	89	38,823	80	1,604,538
Automobile	542,056	—	140,740	26,004	708,800
Other [2]	325,526	—	48,316	21,641	395,483
Total Consumer	6,481,959	89	308,653	48,633	6,839,334
Total Loans and Leases	$10,907,186	$321,242	$649,574	$62,018	$11,940,020

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

Other Assets

Table 10 presents the major components of other assets.

Other Assets			Table 10
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Federal Home Loan Bank and Federal Reserve Bank Stock	$31,574	$33,340	$(1,766)
Derivative Financial Instruments	48,721	96,167	(47,446)
Low-Income Housing and Other Equity Investments	129,367	142,961	(13,594)
Deferred Compensation Plan Assets	55,167	53,410	1,757
Prepaid Expenses	17,106	14,517	2,589
Accounts Receivable	19,859	12,380	7,479
Deferred Tax Assets	35,182	16,724	18,458
Other	100,170	65,794	34,376
Total Other Assets	$437,146	$435,293	$1,853

Total other assets increased by $1.9 million from December 31, 2020.  The increase was primarily due to a $19.7 million increase related to investment transactions and cash collateral and $4.8 million related to purchases of other assets.  Also, the increase was due to an $18.5 million increase in deferred tax assets, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities.  This increase was partially offset by a decrease in derivative financial instruments of $47.4 million, which was primarily due to fair value decreases of our interest rate swap agreement assets.

Deposits

Table 11 presents the composition of our deposits by major customer categories.

Deposits			Table 11
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Consumer	$10,150,199	$9,347,725	$802,474
Commercial	8,767,733	7,302,832	1,464,901
Public and Other	1,575,746	1,561,064	14,682
Total Deposits	$20,493,678	$18,211,621	$2,282,057

Total deposits were $20.5 billion as of September 30, 2021, an increase of $2.3 billion or 13% from December 31, 2020.  This increase was primarily due to an increase in commercial and consumer deposits.  Commercial deposits increased by $1.5 billion or 20% primarily due to a $1.3 billion increase in core deposits and a $51.8 million increase in time deposits.  Consumer deposits increased by $802.5 million or 9% due to an increase in core deposits of $929.5 million, partially offset by a $127.1 million decrease in time deposits.  In addition, public and other deposits increased by $14.7 million or 1% due to an increase in public demand deposits of $528.6 million, partially offset by a decrease in time deposits of $513.9 million.

Table 12 presents the composition of our savings deposits.

Savings Deposits		Table 12	Table 12
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Money Market	$2,803,547	$2,453,619	$349,928
Regular Savings	4,736,798	4,305,594	431,204
Total Savings Deposits	$7,540,345	$6,759,213	$781,132

Securities Sold Under Agreements to Repurchase

Table 13 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 13
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Private Institutions	$450,000	$600,000	$(150,000)
Government Entities	490	590	(100)
Total Securities Sold Under Agreements to Repurchase	$450,490	$600,590	$(150,100)

Securities sold under agreements to repurchase was $450.5 million as of September 30, 2021, a decrease of $150.1 million or 25% from December 31, 2020.  As of September 30, 2021, the weighted-average maturity was 3.1 years for our repurchase agreements with government entities and 3.3 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 3.3 years.  As of September 30, 2021, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.46%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

In third quarter of 2021, we terminated three of our repurchase agreements, with an aggregate total of $100.0 million, with three private institutions.  These repurchase agreements were scheduled to mature in 2022, 2024, and 2025.  The repurchase agreements had a weighted-average interest rate of 2.37%.

Other Debt

Table 14 presents the composition of our other debt.

Other Debt			Table 14
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Federal Home Loan Bank Advances	$—	$50,000	$(50,000)
Finance Lease Obligations	10,414	10,481	(67)
Total	$10,414	$60,481	$(50,067)

Other debt was $10.4 million as of September 30, 2021, a decrease of $50.0 million or 83% from December 31, 2020.  During the first nine months of 2021, we prepaid the FHLB advances totaling $50.0 million with a weighted-average interest rate of 1.19% and maturity dates during 2024.  As of September 30, 2021, our remaining unused line of credit with the FHLB was $2.9 billion.

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 15 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Consumer Banking	$23,495	$27,981	$62,981	$71,118
Commercial Banking	31,739	30,340	91,426	93,725
Total	55,234	58,321	154,407	164,843
Treasury and Other	6,819	(20,481)	35,128	(53,353)
Consolidated Total	$62,053	$37,840	$189,535	$111,490

Consumer Banking

Net income decreased by $4.5 million or 16% in the third quarter of 2021 compared to the same period in 2020 primarily due to an increase in the provision for credit losses (the “Provision”), an increase in noninterest expense, and a decrease in net interest income. The increase in the Provision was primarily due to higher net charge-offs in our home equity, installment loan, auto loan and mortgage loan portfolios. The increase in noninterest expense is primarily due to a gain on the sale of real estate property on the island of Oahu in the third quarter of 2020. The decrease in net interest income is primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio.

Net income decreased by $8.1 million or 11% in the first nine months of 2021 compared to the same period in 2020 primarily due to an increase in noninterest expense and a decrease in net interest income. This was partly offset by an increase in noninterest income and a decrease in the Provision. The increase in noninterest expense was primarily due to increases in allocated incentive compensation expense and allocated share-based compensation expense. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio. The increase in noninterest income was primarily due to increases in trust and asset management fees, debit card income, mortgage banking income, and ATM fees. The decrease in the Provision was primarily due to lower net charge-offs in our auto loan, residential mortgage, personal creditline and installment loan portfolios.

Commercial Banking

Net income increased by $1.4 million in the third quarter of 2021, compared to the same period in 2020, primarily due to an increase in interest income and partially offset by an increase in noninterest expense. The increase in interest income is primarily due to growth in the Commercial Mortgage and Construction portfolios, partially offset by a decline in the Commercial & Industrial portfolio. The increase in noninterest income is primarily due to an increase in merchant services and partially offset by a decline in customer derivative program revenue. The increase in noninterest expense was primarily due increased salaries and benefits and merchant services processing fees, partially offset by reduced allocated expenses.

Net income decreased by $2.2 million in the first nine months of 2021, compared to the same period in 2020, primarily due to a decrease in noninterest income, partially offset by an increase in interest income and reduced noninterest expenses. The decrease in noninterest income is primarily due to a decline in customer derivative program revenue and partially offset by increases in account analysis, loan fees, and merchant services. The increase in interest income is due to growth in the commercial mortgage and construction portfolios. The decline in noninterest expense was primarily due to reduced allocated expense and was partially offset by increased salaries and benefits, and merchant services processing fees.

Treasury and Other

Net income increased by $27.3 million in the third quarter of 2021 compared to the same period in 2020 primarily due to a decrease in the Provision” partially offset by an increase in noninterest expense and higher provision for income taxes. The increase in noninterest expense was due to early termination costs incurred in the third quarter of 2021 related to the prepayment of repurchase agreements.  The decrease in the Provision was due to the changes in economic outlook and forecasts for COVID-19 pandemic driven market changes, and impacts of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income increased by $88.5 million in the first nine months of 2021 compared to the same period in 2020 primarily due to a decrease in the Provision partially offset by an increase in noninterest expense and higher provision for income taxes. The increase in noninterest expense was due to early termination costs incurred in the second and third quarter of 2021 related to the prepayment of repurchase agreements and FHLB advances.  The decrease in the Provision was due to the changes in economic outlook and forecasts for COVID-19 pandemic driven market changes, and impacts of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of September 30, 2021, our overall credit risk profile reflects the improving trend of economic impacts from the COVID-19 pandemic in the markets we serve.  Despite the challenge of these economic impacts, the underlying risk profile of our credit portfolio remains strong.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 16
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$209	$441	$(232)
Commercial Mortgage	8,309	8,527	(218)
Total Commercial	8,518	8,968	(450)
Consumer
Residential Mortgage	4,348	3,223	1,125
Home Equity	5,422	3,958	1,464
Total Consumer	9,770	7,181	2,589
Total Non-Accrual Loans and Leases	18,288	16,149	2,139
Foreclosed Real Estate	2,332	2,332	—
Total Non-Performing Assets	$20,620	$18,481	$2,139
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$4,776	$5,274	$(498)
Home Equity	2,946	3,187	(241)
Automobile	395	925	(530)
Other [1]	593	1,160	(567)
Total Consumer	8,710	10,546	(1,836)
Total Accruing Loans and Leases Past Due 90 Days or More	$8,710	$10,546	$(1,836)
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$62,787	$68,065	$(5,278)
Total Loans and Leases	$12,072,750	$11,940,020	$132,730
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.15%	0.14%	0.01%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.17%	0.15%	0.02%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.17%	0.18%	(0.01)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.17%	0.14%	0.03%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.24%	0.24%	—
Changes in Non-Performing Assets
Balance as of December 31, 2020	$18,481
Additions	8,392
Reductions
Payments	(4,092)
Return to Accrual Status	(2,036)
Charge-offs/Write-downs	(125)
Total Reductions	(6,253)
Balance as of September 30, 2021	$20,620

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Residential mortgage non-accrual loans were $4.3 million as of September 30, 2021, an increase of $1.1 million or 35% from December 31, 2020, primarily due to returns to accrual status and payoffs.  As of September 30, 2021, our residential mortgage non-accrual loans were comprised of 13 loans with a weighted average current loan-to-value ratio of 61%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of September 30, 2021, was unchanged from December 31, 2020.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.7 million as of September 30, 2021, a $1.8 million or 17% decrease from December 31, 2020.  The decrease was primarily in residential mortgage, other, and auto loans, which was partially offset by an increase in home equity.

Table 17 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 17
(dollars in thousands)	September 30, 2021	December 31, 2020	Change
Commercial
Commercial and Industrial	$19,728	$20,337	$(609)
Commercial Mortgage	12,002	7,605	4,397
Total Commercial	31,730	27,942	3,788
Consumer
Residential Mortgage	16,362	18,503	(2,141)
Home Equity	4,882	4,070	812
Automobile	17,090	19,155	(2,065)
Other [1]	2,646	2,809	(163)
Total Consumer	40,980	44,537	(3,557)
Total	$72,710	$72,479	$231

[1]	Comprised of other revolving credit, installment, and lease financing.

The Company initially offered loan and lease modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, these initial COVID-19 related loan and lease modifications are not accounted for as TDRs.  As of September 30, 2021, these COVID-19 related loan and lease modifications totaled $130.4 million (23 loans and leases) for the commercial segment and $7.5 million (31 loans and leases) for the consumer segment.  See Note 4 to the Consolidated Financial Statements for more information. Loans in a deferral program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 pandemic. The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loans be reported as TDRs.  In accordance with the CARES Act and the interagency guidance, we elected to not report qualified loan modifications as TDRs. The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021. Under the Consolidated Appropriations Act, relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.  We do not know if the date will be extended beyond January 1, 2022 and it is possible that a failure to extend the date will result in an increase in the volume of loans considered TDRs.  It is also unknown whether customers currently on a deferral period will be able to perform under the original terms of the loan once the deferral period ends.  Any such inability to perform may result in increases in past due and nonperforming loans.

Reserve for Credit Losses

Table 18 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 18
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$186,371	$175,958	$221,303	$116,849
CECL Adoption (Day 1) Impact	—	—	—	(5,072)
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(196)	(171)	(900)	(1,520)
Consumer
Residential Mortgage	(197)	0	(316)	(84)
Home Equity	(289)	(43)	(412)	(316)
Automobile	(576)	(489)	(3,894)	(6,103)
Other [1]	(2,187)	(1,644)	(8,523)	(9,784)
Total Loans and Leases Charged-Off	(3,445)	(2,347)	(14,045)	(17,807)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	118	231	374	2,044
Commercial Mortgage	—	—	—	40
Consumer
Residential Mortgage	173	414	1,609	795
Home Equity	216	727	1,276	2,024
Automobile	943	1,313	3,034	2,865
Other [1]	802	1,119	2,459	2,645
Total Recoveries on Loans and Leases Previously Charged-Off	2,252	3,804	8,752	10,413
Net Charged-Off - Loans and Leases	(1,193)	1,457	(5,293)	(7,394)
Net Charged-Off - Accrued Interest Receivable	(70)	—	(502)	—
Provision for Credit Losses:
Loans and Leases	(11,272)	28,600	(43,039)	102,600
Accrued Interest Receivable [2]	(703)	—	(1,531)	—
Unfunded Commitments [3]	1,575	(202)	3,770	(1,170)
Total Provision for Credit Losses	(10,400)	28,398	(40,800)	101,430
Balance at End of Period	$174,708	$205,813	$174,708	$205,813
Components
Allowance for Credit Losses - Loans and Leases	$167,920	$203,496	$167,920	$203,496
Allowance for Credit Losses - Accrued Interest Receivable [2]	667	—	667	—
Reserve for Unfunded Commitments [3]	6,121	2,317	6,121	2,317
Total Reserve for Credit Losses	$174,708	$205,813	$174,708	$205,813
Average Loans and Leases Outstanding	$11,958,321	$11,739,785	$12,002,426	$11,510,222
Ratio of Net Loans and Leases Charged-Off (Recovered) to Average Loans and Leases Outstanding (annualized)	0.04%	(0.05)%	0.06%	0.09%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.39%	1.73%	1.39%	1.73%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]

Beginning December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

[3]

The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition.  For the nine months ended September 30, 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income.  In previous reporting periods, the offsetting provision was recorded in other noninterest expense.

Allowance for Credit Losses - Loans and Leases

As of September 30, 2021, the Allowance was $167.9 million or 1.39% of total loans and leases outstanding (1.44% excluding PPP loans), compared with an Allowance of $216.3 million or 1.81% of total loans and leases outstanding (1.89% excluding PPP loans) as of December 31, 2020.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

Net charge-off on loans and leases were $1.2 million or 0.04% of total average loans and leases, on an annualized basis, in the third quarter of 2021 compared to net recoveries of $1.5 million or 0.05% of total average loans and leases, on an annualized basis, in the third quarter of 2020.  The decrease in net charge-offs on loans and leases was primarily due to the continued and cumulative impact of government stimulus measures and the assistance we offered to borrowers to modify payment terms, which support the trend of low delinquencies, which in turn reduce the number of charge-offs during the quarter.  Net charge-off on loans and leases were $5.3 million or 0.06% of total average loans and leases, on an annualized basis, for the first nine months of 2021.

Allowance for Credit Losses – Accrued Interest Receivable

This allowance was first established on December 31, 2020, for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  The allowance for accrued interest receivable was $0.7 million as of September 30, 2021, a decrease of $2.0 million or 75% from December 31, 2020, as a result of both loan and deferred interest payments.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of September 30, 2021, an increase of $3.8 million or 160% from December 31, 2020, primarily driven by risk rating downgrades to commercial loans with low utilization.

Provision for Credit Losses

We recorded a negative Provision of $10.4 million in the third quarter of 2021 compared to a $28.6 million Provision during the same period in 2020.  For the first nine months of 2021 we recorded a negative Provision of $40.8 million compared to a $102.6 million Provision during the same period in 2020.  These decreases were primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, very low commercial delinquency rates post-deferral, very strong commercial performance and liquidity levels during the second and third quarters, and forecasts for COVID-19 pandemic driven market changes, as well as the cumulative impact of unprecedented intervention of fiscal, monetary and regulatory programs.  The smaller negative provision for the quarter ended September 2021 was primarily due to considering uncertainties driven by the COVID Delta variant surge in cases and UHERO updated forecast for unemployment reported in mid-September.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 19 presents, as of September 30, 2021, and December 31, 2020, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2021, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of September 30, 2021, net interest income sensitivity to changes in interest rates as of September 30, 2021, was slightly more sensitive in comparison to the sensitivity profile as of December 31, 2020.

Net Interest Income Sensitivity Profile				Table 19
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2021		December 31, 2020
Gradual Change in Interest Rates (basis points)
+200	$30,602	6.3%	$21,584	4.6%
+100	15,900	3.3	10,776	2.3
-100	(8,177)	(1.7)	(3,547)	(0.8)
Immediate Change in Interest Rates (basis points)
+200	$67,793	13.9%	$56,113	11.9%
+100	38,828	7.9	30,439	6.5
-100	(26,174)	(5.4)	(13,517)	(2.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of September 30, 2021, we had additional borrowing capacity of $2.9 billion from the FHLB and $0.8 billion from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2021.  As of September 30, 2021, cash and cash equivalents were $0.7 billion, the carrying value of our available-for-sale investment securities was $4.4 billion, and total deposits were $20.5 billion as of September 30, 2021.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of September 30, 2021, the Company and the Bank were considered “well-capitalized” under this regulatory framework.  The Company’s regulatory capital ratios are presented in Table 20 below.  There have been no conditions or events since September 30, 2021, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of September 30, 2021, shareholders’ equity was $1.6 billion, an increase of $222.6 million or 16% from December 31, 2020.  For the first nine months of 2021, net income of $189.5 million, net preferred stock issuance of $175.5 million, common stock issuances of $11.2 million, and share-based compensation of $9.7 million were partially offset by other comprehensive loss of $56.4 million, cash dividends paid of $82.4 million on common shares, and common stock repurchased of $23.4 million.  In the first nine months of 2021, we repurchased 241,332 shares under our share repurchase program.  These shares were repurchased at an average cost per share of $82.89 and a total cost of $20.0 million.  From the beginning of our share repurchase program in July 2001 through September 30, 2021, we repurchased a total of 57.3 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.69 per share.

Remaining buyback authority under our share repurchase program was $93.1 million as of September 30, 2021.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.  In March 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We resumed our share repurchase program in July 2021.

In October 2021, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share.  The dividend will be payable on November 1, 2021, to shareholders of record of the preferred stock at the close of business on October 18, 2021.

In October 2021, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on December 14, 2021, to shareholders of record of the common stock at the close of business on November 30, 2021.

Table 20 presents our regulatory capital and ratios as of September 30, 2021, and December 31, 2020

Regulatory Capital and Ratios		Table 20
(dollars in thousands)	September 30, 2021	December 31, 2020
Regulatory Capital
Total Common Shareholders’ Equity	$1,421,623	$1,374,507
Add: CECL Transitional Amount	12,101	23,750
Less: Goodwill, Net of Deferred Tax Liabilities	28,718	28,718
Postretirement Benefit Liability Adjustments	(41,925)	(43,250)
Net Unrealized Gains (Losses) on Investment Securities [1]	(6,642)	51,072
Other	(198)	(198)
Common Equity Tier 1 Capital	1,453,771	1,361,915
Preferred Stock, Net of Issuance Cost	175,486	—
Tier 1 Capital	1,629,257	1,361,915
Allowable Reserve for Credit Losses	151,322	141,869
Total Regulatory Capital	$1,780,579	$1,503,784
Risk-Weighted Assets	$12,093,010	$11,295,077
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.02%	12.06%
Tier 1 Capital Ratio	13.47	12.06
Total Capital Ratio	14.72	13.31
Tier 1 Leverage Ratio	7.10	6.71

[1]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

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

Regulatory Initiatives Affecting the Banking Industry

U.S. Government Relief Programs in Response to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs was the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.  The PPP provided loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  Eligible borrowers needed to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law.  The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans through March 31, 2021.  On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.  The Bank is an SBA lender and accepted applications under the CARES Act via its online application process from April 3, 2020, until May 31, 2021, when the PPP program ended.  As of September 30, 2021, the Bank had 1,939 PPP loans totaling $268.5 million net of deferred costs and fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent deterioration of economic conditions, locally, nationally, and internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues, higher expenses, and lower earnings.  In response to this deterioration, several government stimulus programs were initiated, including the CARES Act and the PPP.  The level of visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor.  We also monitor the value of collateral, such as real estate, that secures the loans we have made.  The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

The stay-at-home and safer-at-home orders, along with the mandatory 10-day self-quarantine travel restrictions, resulted in a dramatic decline in tourism in Hawaii.  Though many of these restrictions are now being lifted or relaxed, tourism and tourism spending remained below pre-pandemic levels as various public events, attractions and venues were closed or cancelled. Recent limits on internal gatherings and vaccination requirements for restaurants has had an impact on the economy locally and many of our customers.  We cannot predict when these closures and cancellations will diminish or when tourism and tourism spending levels in Hawaii will fully recover. This decline in tourism has, and is expected to continue to have, a negative impact to the Hawaii economy and our financial results.

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

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  We offered other expanded assistance to customers such as fee waivers, payment deferrals or forbearances on automobile loans and leases, mortgages, home equity loans and lines, as well as commercial, small business and personal loans. Although our formal assistance programs have ended, we continue to work with our customers who are still being impacted by the COVID-19 pandemic.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios, will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, the availability of federal, state, or local funding programs, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

Climate change and the governmental responses to it could have a material adverse impact on the Bank and its customers

The impacts of climate change, such as extreme weather conditions, natural disasters and rising sea levels, could impact the Bank’s operations as well as those of its customers and third party vendors upon which it relies.  Such events could also result in market volatility or negatively impact our customers’ ability to pay outstanding loans, or result in the deterioration of the value of our collateral causing a material adverse effect on the Bank’s financial condition and results of operation.  Furthermore, increasing regulation related to climate change could have an adverse effect on the business and financial condition of the Bank and its customers, including our credit portfolio.   Further legislation and regulatory requirements could increase the operating expenses of, or otherwise adversely impact, the Bank or its customers.  To the extent that the Bank or its customers experience increases in costs, reductions in the value of assets, constraints on operations or similar concerns driven by changes in regulation relating to climate change, the Bank’s business and results of operations may be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2021 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2021	1,288	$84.61	22,500	$111,171,297
August 1 - 31, 2021	—	84.68	130,500	100,120,594
September 1 - 30, 2021	—	79.82	88,332	93,069,913
Total	1,288	$82.90	241,332

[1]

During the third quarter of 2021, 1,288 shares were acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

2

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.  On March 17, 2020, we suspended share repurchases in light of the COVID-19 pandemic.  We resumed our share repurchase program in July 2021.

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

Date:	October 26, 2021		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Chief Financial Officer