Form 10-K
period 2021-12-31
BANK OF HAWAII CORP
filed 2022-03-01
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange

Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $84.22, was approximately $3,343,790,618. There was no non-voting common equity of the registrant outstanding on that date.

As of February 15, 2022, there were 40,287,629 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Shareholders, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end ended December 31, 2021.

Bank of Hawaii Corporation

2021 Form 10-K Annual Report

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

Under FRB policy, a BHC is expected to serve as a source of financial and management strength to its subsidiary bank(s).  A BHC is also expected to commit resources to support its subsidiary bank(s) in circumstances where it might not do so absent such a policy.  Under this policy, a BHC is expected to maintain reliable funding and contingency plans to stand ready to provide adequate capital funds to its subsidiary bank(s) during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank(s).

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) banks and BHCs from any state are permitted to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits.  Banks also have the ability, subject to certain restrictions, to acquire branches outside their home states by acquisition or merger under the Riegle-Neal Act.  The establishment of new interstate branches is also possible in those states with laws that expressly permit de novo branching.  Because the Code permits de novo branching by out-of-state banks, those banks may establish new branches in Hawaii.

Bank of Hawaii

The Bank is subject to extensive federal, state, territorial and foreign regulations that significantly affect its business and activities.  The Bank is subject to supervision of the FRB and examination by the Federal Reserve Bank of San Francisco, the Consumer Financial Protection Bureau (the “CFPB”), and the State of Hawaii Department of Commerce and Consumer Affairs’ (“DCCA”) Division of Financial Institutions.  These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that may represent “unsafe” or “unsound” banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators.  The standards relate to, among other compliance matters, operations and management, asset quality, interest rate exposure, capital, executive compensation, and consumer protection.  The regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties and restitution, the issuance of cease-and-desist orders, and other actions, up to and including revocation of a bank’s charter for the most severe infractions, or putting such a bank into receivership if it is not financially viable.

Bankoh Investment Services, Inc., the broker-dealer and investment adviser subsidiary of the Bank, is incorporated in Hawaii and is regulated by the SEC, the Financial Industry Regulatory Authority, and the DCCA’s Insurance Division.  Pacific Century Life Insurance Corporation is incorporated in Arizona and is primarily regulated by the State of Arizona Department of Insurance.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and its regulations, among other things, mandated capital and liquidity requirements, established standards for mortgage lenders, regulated executive and incentive-based compensation, imposed various consumer protections and numerous other provisions.  Provisions also limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds.

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

A “well capitalized” institution must have a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital Ratio of at least 8%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order.  As of December 31, 2021, the Bank was classified as “well capitalized.”  The classification of a depository institution under one of the categories set out above is primarily for the purpose of applying the prompt corrective actions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of that financial institution.  See Note 11 to the Consolidated Financial Statements for more information.

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

FDIC Insurance

The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium.  The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and an adjusted average total assets.  The Bank’s FDIC insurance assessment was $6.5 million in 2021, $5.8 million in 2020, and $5.2 million in 2019.

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

Human Capital Management

As of December 31, 2021, we employed 2,056 full-time equivalent employees, of which 1,952 are located in the State of Hawaii, with the remainder located in Guam and other Pacific Islands.  None of our employees are subject to a collective bargaining agreement.

The Company values the contributions of all of its employees and is committed to building an active and connected employee community within the Company.  Key areas of focus for the Company include:

Diversity and Inclusion: The Company believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful.  As of December 31, 2021, approximately 87% of our workforce are minorities (non-Caucasian) and approximately 63% of our workforce are female, which accounts for 45% and 56% of our senior leaders and managers, respectively.  We conduct an external pay equity study periodically to evaluate that a gender pay gap does not exist.

Employee Development and Training: The Company is committed to providing all employees with the opportunity to grow, connect and thrive within the Company.  We foster a seamlessly collaborative, digitally connected workplace to support changing needs. We enhance people leadership capability to deliver exceptional employee experience and develop our workforce of tomorrow.  Skills and professional development training is provided to employees at all levels, with additional development sessions specifically targeted to managers and leaders.  Key initiatives included the launch of an enhanced Advanced Leaders program to elevate leadership capabilities, the development of a new and competitive Leadership Development Program, the first all virtual Pathways to Professional Excellence cohort with the largest enrollment of 35 employees and an improved online performance management process that allows the employee to own the first step of the performance review process.

To help maintain Hawaii’s special culture of ‘ohana and working together toward common goals, renewed attention was paid to engaging teammates during the pandemic, especially those working remotely.  Based on employee feedback from surveys, special online sessions were created in 2021 to connect with employees and encourage collaboration.  “Exec Connect” launched in April 2021, giving employees opportunities to interact with members of the Executive Committee.  Employees hear about high level strategies and share their own concerns and observations.  “Exec Connect” was a hit, and proved especially valuable in welcoming new employees, allowing them to familiarize themselves with key executives and other employees.  “Recruit Connect” launched in July 2021 to help teammates identify job opportunities within the Company and find out more about them. In some cases, sessions led to referred candidates joining the Bank, and to current employees finding a new career path.  “Manager Excellence Forums” launched in January 2021 as a platform connecting managers so that they can learn from and support one another when facing real management issues, and discuss practical solutions.  Manager engagement has been key to navigating the pandemic environment, and these forums help managers stay connected and improve their management skills while moving forward with their teams.  Forum topics are suggested by the participants, who meet every other month, and have included increasing employee morale, resilience, managing hybrid teams, self-care, and employee retention.

Employee Benefits: The Company believes in enabling a healthy workforce and providing a benefits program that is designed to attract, retain, and motivate employees.  In addition to competitive insurance, healthcare, and retirement offerings, examples of more innovative and workforce-specific benefits offerings include: mortgage discount program, student loan assistance program, fitness classes, well-being sessions, and personal finance education.  During the pandemic, the Company enhanced their benefit offerings to include changes to the Retirement Savings Plan and medical benefits, and increased mental wellness resources.

Health and Safety: The health and safety of our employees is a priority. In 2021, our commitment to workplace safety and workforce health enabled the Company to maintain business and operational continuity without diminishing our focus on both employee and customer safety during the COVID-19 pandemic.  Examples of specific initiatives to enhance on-site safety include daily employee health screening as well as temperature scanning and social distancing protocols in both office and branch locations. We also invested in ventilation system upgrades and installed physical health guards/barriers.  Employees who chose not to get COVID vaccinated, were required to complete COVID testing weekly.  The Company paid for the testing, provided paid time off to complete the weekly testing, and secured on site testing arrangements for our employees.

Information about our Executive Officers

Listed below are executive officers of the Parent.

Peter S. Ho, 56

Chairman and Chief Executive Officer since July 2010 and President since April 2008.

Dean Y. Shigemura, 58

Vice Chair since December 2017; Chief Financial Officer since March 2017; Senior Executive Vice President from May 2008 to November 2017; Controller from August 2014 to February 2017.

Sharon M. Crofts, 56

Vice Chair, Client Solutions Group since April 2016; Vice Chair, Operations and Technology from October 2012 to March 2016.

James C. Polk, 55

Chief Banking Officer since January 2022; Chief Commercial Officer from April 2020 to December 2021; Vice Chair since June 2016.

Mary E. Sellers, 65

Vice Chair and Chief Risk Officer since July 2005.

Andrea Wilson Ignacio, 49

Principal Accounting Officer since April 2020; Senior Vice President and Controller since August 2019; Vice President, Finance and Accounting Operations from August 2017 to July 2019.

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

Our business and earnings are closely tied to the economies of Hawaii and the Pacific Islands. These local economies rely heavily on tourism, the U.S. military, real estate, construction, government, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public unrest, increases in energy costs, the availability of affordable air transportation, climate change, natural disasters and adverse weather, public health issues including Asian air pollution and the spread of the COVID-19 pandemic, and Federal, State of Hawaii and local government budget issues may impact consumer and corporate spending.  Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

The impacts of various travel restrictions and quarantine requirements for visitors to Hawaii has had a dramatic negative impact on tourism.  These events have contributed to a significant deterioration in general economic conditions in our markets which has impacted and will continue to adversely impact us and our customers’ operations.  Though there has been an increase in tourism and economic recovery recently, many of the impacts in Hawaii and the Pacific Islands still linger.

Deterioration of economic conditions, locally, nationally, and internationally could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenues, higher expenses, and lower earnings. The level of international visitor arrivals and spending, housing prices, and unemployment rates are some of the metrics that we continually monitor. We also monitor the value of collateral, such as real estate, that secures the loans we have made. The borrowing power of our customers could also be negatively impacted by a decline in the value of collateral.

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

The COVID-19 pandemic has disrupted the Hawaii economy and our business, the extent of the impact on our business and our financial results remains uncertain.

The COVID-19 pandemic has had a material adverse effect on our operations and financial performance.  The duration of the COVID-19 pandemic and its effects still cannot be determined with a reasonable level of certainty.  We have experienced unprecedented levels of government stimulus in response to the COVID-19 pandemic, and have seen certain economic activities recovering since 2020, however, the lasting impacts of which are unknown.

Novel viruses such as COVID-19 increase concerns related to illness when traveling and gathering in large numbers.  In response, the majority of the nation’s state and local jurisdictions imposed various restrictions in order to control the spread of COVID-19.  Though most of these restrictions have now been lifted there is the possibility that they could be imposed again in the future.

Even as more and more individuals become fully vaccinated against COVID-19, prior travel restrictions and mandatory quarantines related to the COVID-19 pandemic may have a lasting impact on tourism spending in Hawaii.  Because many of our customers, both commercial and consumer, derive at least some of their income from tourism, this dramatic drop in tourism spending affects them directly, as well as the Hawaii economy as a whole.  A downturn in the Hawaii economy and widespread reduction to our customers’ income will have a negative impact on our operations.  We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely affect our business, results of operations, financial condition, regulatory capital, and liquidity ratios.

The COVID-19 pandemic, the institution of physical distancing, and shelter-in-place requirements resulted in both temporary and permanent closures of many businesses. As a result, the demand for our products and services has been and may continue to be significantly impacted.  Our operations may also be disrupted if significant portions of our workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.  We have already temporarily or permanently closed certain of our branches and offices and many employees are now working remotely.  Though we have re-opened most of our branches, others remain closed.

In response to the COVID-19 pandemic, we temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions.  Foreclosures and evictions remain suspended.  We continue to work with our customers as many of the initial assistance programs have now expired.  The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, regulatory capital, and liquidity ratios will depend on the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities, actions taken by other third parties in response to the COVID-19 pandemic, and the pace of recovery when the COVID-19 pandemic subsides, all of which are highly uncertain.

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

During 2021, the Parent repurchased 328,832 shares of common stock at a total cost of $27.3 million under its share repurchase program.  We suspended share repurchases from March 2020 to July 2021 in light of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules, and various other factors.  The Parent also paid cash dividends of $110.6 million on common shares during 2021.  In January 2022, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.

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

Risks Related to Regulatory Changes

The end of LIBOR may adversely affect our financial instruments that are directly or indirectly tied to LIBOR.

On March 5, 2021, the UK Financial Conduct Authority, which regulates LIBOR, confirmed that all LIBOR settings will either cease to be provided by any administrator or will no longer be representative immediately after December 31, 2021 for 1-week and 2-month US dollar LIBOR and immediately after June 30, 2023 for all remaining US dollar LIBOR settings.  In addition, U.S. banking regulatory agencies issued guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by December 31, 2021.  At the same time, various alternative rates, including the Secured Overnight Financing Rate (SOFR), have begun to be used more widely in both loan and derivative products.

We have loans, derivative contracts, and other financial instruments with rates that are either directly or indirectly tied to LIBOR.  As the transition progresses, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected.  Furthermore, failure to adequately manage this transition process with our customers, could adversely impact our reputation.

The Company formed an enterprise-wide, cross-functional project team to oversee the transition.  The project team reports to a steering committee as well as Management and the Board on a periodic basis.  The project team is organized around key work streams, which cover the products, systems, and operational processes impacted by the transition as well as client communication.  Since its formation, the project team has completed an inventory of existing LIBOR-indexed products, which is monitored on an ongoing basis, added LIBOR fallback language to new loans, and overseen the transition to non-LIBOR based adjustable rate mortgages and floating rate commercial loans.

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

Bank of Hawaii and its nonbank subsidiaries are subject to extensive federal and applicable state regulation and supervision. The bank regulatory scheme is primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. This regulatory framework affects our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and proposed changes can be expected from the new federal administration that took office in January 2021.  With Democratic control of the White House and both chambers of Congress there may be greater oversight of the banking industry.

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

We rely heavily on communications and information systems to conduct our business.  In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access.  These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers.  These third parties with which we do business or that facilitate our business activities, including exchanges, clearing firms, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints.  In addition, our communications and information systems and operations (including those of third parties that facilitate our business activities) could be damaged or interrupted due to events such as natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues, computer viruses, physical or electronic break-ins, operational failures, and similar events or disruptions. Although we have safeguards and business continuity plans in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses, loss of customers, or damage to our reputation.

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

Risks related to representation and warranty provisions may impact our mortgage loan servicing business

The Company sells residential mortgage loans in the secondary market primarily to the Fannie Mae.  The Company also pools FHA insured and VA guaranteed residential mortgage loans for sale to Ginnie Mae.  These pools of FHA-insured and VA-guaranteed residential mortgage loans are securitized by Ginnie Mae.  The agreements under which the Company sells residential mortgage loans to Fannie Mae or Ginnie Mae and the insurance or guaranty agreements with FHA and VA contain provisions that include various representations and warranties regarding the origination and characteristics of the residential mortgage loans.  Although the specific representations and warranties vary among investors, insurance or guarantee agreements, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, and other matters.  As of December 31, 2021, the unpaid principal balance of residential mortgage loans sold by the Company was $2.3 billion.  The agreements under which the Company sells residential mortgage loans require delivery of various documents to the investor or its document custodian.  Although these loans are primarily sold on a non-recourse basis, the Company may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred if a loan review reveals that underwriting and documentation standards were potentially not met.  Some agreements may require the Company to repurchase delinquent loans.  Upon receipt of a repurchase request, the Company works with investors or insurers to arrive at a mutually agreeable resolution.  Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor or insurer and to determine if a contractually required repurchase event has occurred.  The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.  For the year ended December 31, 2021, the Company repurchased seven residential mortgage loans with an aggregate unpaid principal balance totaling $0.9 million as a result of the representation and warranty provisions contained in these contracts.  The loans were delinquent as to principal and interest at the time of repurchase, however, no material losses were incurred related to these repurchases.

Risks relating to residential mortgage loan servicing activities may adversely affect our results.

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

Our future depends on our ability to compete effectively.  We compete for deposits, loans, leases, and other financial services with a variety of competitors, including banks, thrifts, savings associations, credit unions, mortgage companies, finance companies, mutual funds, brokerage firms, insurance companies, and other non-traditional providers of financial services, including financial technology companies and financial service subsidiaries of commercial and manufacturing companies.  Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and BHCs, and may benefit from tax exemptions or lower tax rates.  As a result, some of these competitors may have lower cost structures.

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

We continue to experience higher turnover, consistent with others in the industry.  That said, the financial industry has been more resilient with signs of leveling toward the end of 2021.  Overall, sourcing and hiring of new employees has continued to keep pace with terminations.  Employee retention efforts, to include a one-time inflation adjustment in conjunction with annual merit increases to help employees with the rapid rate of inflation, continue as well.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, and Dividends

Information regarding the historical market prices of the Parent’s common stock, book value, and dividends declared on that stock are shown below.

Market Prices, Book Values, and Common Stock Dividends Per Share

	Market Price Range				Dividends
Year/Period	High	Low	Close	Book Value	Declared
2021	$99.10	$75.65	$83.76	$35.57	$2.74
First Quarter	99.10	75.65	89.49		0.67
Second Quarter	95.95	81.23	84.22		0.67
Third Quarter	87.12	75.68	82.17		0.70
Fourth Quarter	88.96	78.73	83.76		0.70

2020	$95.53	$46.70	$76.62	$34.26	$2.68
First Quarter	95.53	46.70	54.91		0.67
Second Quarter	72.74	51.15	61.41		0.67
Third Quarter	61.94	48.77	50.52		0.67
Fourth Quarter	80.38	49.25	76.62		0.67

The common stock of the Parent is traded on the New York Stock Exchange (NYSE Symbol: BOH) and quoted daily in leading financial publications.  As of February 15, 2022, there were 5,469 common shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 1 - 31, 2021	91,239	$83.89	87,500	$85,734,885
November 1 - 30, 2021	2,225	86.40	—	85,734,885
December 1 - 31, 2021	—	—	—	85,734,885
Total	93,464	$83.95	87,500
[1]

During the fourth quarter of 2021, 5,964 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a) (2) thereof.  The trustee under the trust and the participants under the DDCP are accredited investors, as defined in Rule 501(a) under the Securities Act.  The transaction did not involve a public offering and occurred without general solicitation or advertising. The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

[2]

The share repurchase program was first announced in July 2001.  The program has no set expiration or termination date.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Performance Graph

The following graph shows the cumulative total return for the Parent’s common stock compared to the cumulative total returns for the Standard & Poor’s (“S&P”) 500 Index and the S&P Banks Index.  The graph assumes that $100 was invested on December 31, 2016, in the Parent’s common stock, the S&P 500 Index, and the S&P Banks Index.  The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes reinvestment of dividends.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Bank of Hawaii Corporation
S&P 500
S&P Banks Index

	2016	2017	2018	2019	2020	2021
Bank of Hawaii Corporation	$100	$99	$80	$169	$98	$110
S&P 500 Index	$100	$122	$116	$171	$181	$233
S&P Banks Index	$100	$122	$102	$178	$123	$167

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand the Company and its operations and is focused on our fiscal 2021 and 2020 financial results, including comparisons of year-to-year performance between these years. Discussion and analysis of our 2019 fiscal year, as well as the year-to-year comparison between fiscal 2020 and 2019, are included "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations of or restrictions on travel, volatility in the international and national economy and credit markets, inflation, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) changes in tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, or the interpretation of such laws and regulations; 12) any failure in or breach of our operational systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part I of this report.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

For the reasons described above, we caution you against relying on any forward-looking statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

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

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution.  Our determination of the amount of the reserve for credit losses requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts.  While our methodology in establishing the reserve for credit losses attributes portions of the Allowance and Unfunded Reserve to the commercial and consumer portfolio segments, the entire Allowance and Unfunded Reserve is available to absorb credit losses inherent in the total loan and lease portfolio and total amount of unfunded credit commitments, respectively.  The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the reserve for credit losses.

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

The impact of utilizing the CECL approach to calculate the reserve for credit losses is significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized.  Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.  See Notes 1 and 4 to the Consolidated Financial Statements and the “Corporate Risk Profile - Credit Risk” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the Allowance and the Unfunded Reserve.

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

Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, loans held for sale, mortgage servicing rights, investments related to deferred compensation arrangements, and derivative financial instruments.  As of December 31, 2021, and December 31, 2020, $4.0 billion or 20% and $2.7 billion or 15%, respectively, of our total assets consisted of financial assets recorded at fair value on a recurring basis and most of these financial assets consisted of available-for-sale investment securities measured using information from a third party pricing service.  These investments in debt securities and mortgage-backed securities were all classified in either Levels 1 or 2 of the fair value hierarchy.  Financial liabilities that are recorded at fair value on a recurring basis are comprised of derivative financial instruments.  As of December 31, 2021, and December 31, 2020, $17.4 million and $6.4 million, respectively, or less than 1% of our total liabilities consisted of financial liabilities recorded at fair value on a recurring basis.  As of December 31, 2021, and December 31, 2020, Level 3 financial assets recorded at fair value on a recurring basis were $96.2 million and $29.7 million, respectively, or less than 1% of our total assets, and were comprised of mortgage servicing rights and derivative financial instruments.  As of December 31, 2021, and December 31, 2020, Level 3 financial liabilities recorded at fair value on a recurring basis were $17.4 million and $6.1 million, respectively, or less than 1% of our total liabilities, and were comprised of derivative financial instruments.

Our third party pricing service makes no representations or warranties that the pricing data provided to us is complete or free from errors, omissions, or defects.  As a result, we have processes in place to monitor and periodically review the information provided to us by our third party pricing service such as: 1) Our third party pricing service provides us with documentation by asset class of inputs and methodologies used to value securities.  We review this documentation to evaluate the inputs and valuation methodologies used to place securities into the appropriate level of the fair value hierarchy.  This documentation is periodically updated by our third party pricing service.  Accordingly, transfers of securities within the fair value hierarchy are made if deemed necessary.  2) On a quarterly basis, management also selects a sample of securities priced by the Company’s third party pricing service and reviews the significant assumptions and valuation methodologies used by the pricing service with respect to those securities.  The information provided is comprised of market reference data, which may include reported trades; bids, offers, or broker-dealer dealer quotes; benchmark yields and spreads; as well as other reference data as appropriate. Periodically, based on these reviews, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.  3) On a quarterly basis, management reviews the pricing information received from our third party pricing service.  This review process includes a comparison to a second source.  4) Our third party pricing service has also established processes for us to submit inquiries regarding quoted prices.  Periodically, we will challenge the quoted prices provided by our third party pricing service.  Our third party pricing service will review the inputs to the evaluation in light of the new market data presented by us.  Our third party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.  Generally, we do not adjust the price from the third party service provider.  5) On an annual basis, we obtain and review the third party’s most recently issued Service Organization Controls report related to controls placed in operation and tests of operating effectiveness, to update our understanding of the third party pricing service’s control environment.

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

Management's determination of the realization of net deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, character and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  As of December 31, 2021, and December 31, 2020, we carried a valuation allowance of $3.2 million and $3.6 million, respectively, related to our deferred tax assets established in connection with our low-income housing investments.

We are also required to record a liability, referred to as an unrecognized tax benefit ("UTB"), for the entire amount of benefit taken in a prior or future income tax return when we determine that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  As of December 31, 2021, and December 31, 2020, our liabilities for UTBs were $4.0 million and $5.4 million, respectively.

In 2021, the Company recognized federal and State of Hawaii investment tax credits from energy investments.  The Company uses the deferral method of accounting for its investment tax credit with the benefit recognized in the provision for income taxes.  These credits reduced the Company's provision for income taxes by $2.1 million, $3.1 million, and $4.1 million in 2021, 2020, and 2019, respectively.

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

Hawaii Economy

The COVID-19 pandemic has had and is continuing to have an impact on the Hawaii economy.  Prior to the COVID-19 pandemic, at risk industries of leisure and hospitality represented 19% of jobs and 10% of Hawaii’s GDP.  Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.  Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy, supplying about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite the COVID-19 pandemic.  Hawaii’s large retiree population also contributes to a stable economic base.  Hawaii’s unemployment rate was 5.7% in December 2021, while still above the pre-pandemic level, it has fallen substantially since its peak in April and May of 2020.

The volume of single-family home sales on Oahu increased 17.9% in 2021 compared to 2020, while the volume of condominium sales on Oahu increased 53.1% in 2021 compared to 2020. The median price of single-family home sales on Oahu increased by 19.3% in 2021 compared to 2020, while the condominium sales price on Oahu increased by 9.2% in 2021 compared to 2020. As of December 31, 2021, months of inventory of single-family homes and condominiums on Oahu was 0.8 months and 1.6 months, respectively.

Earnings Summary

Net income for 2021 was $253.3 million, an increase of $99.6 million or 65% compared to 2020.  Diluted earnings per common share were $6.25 in 2021, an increase of $2.39 or 62% compared to 2020.  Our return on average assets was 1.14% in 2021, an increase of 35 basis points from 2020, and our return on average shareholders’ equity was 16.94% in 2021, compared to 11.38% in 2020.

Our higher net income in 2021 was primarily due to the following:

•	The provision for credit losses in 2021 was a net benefit of $50.5 million compared to a net expense of $117.8 million in 2020.
•

Net occupancy expense was $26.2 million in 2021, a decrease of $13.3 million or 34% compared to 2020.  This decrease was primarily due $9.5 million gain on sales of real estate property on the island of Oahu and Guam, and an impairment charge related to the closures of 12 branches and write down of cash-only ATMs in the fourth quarter of 2020.

•

Fees, exchange, and other service charges was $55.5 million in 2021, an increase of $8.4 million or 18% compared to 2020.  This increase was primarily due to higher fees from ATMs, merchant income, and debit and credit card transaction volume.

These items were partially offset by the following:

•

The provision for income taxes was $72.2 million in 2021, an increase of $36.9 million or 104% compared to 2020.  The effective tax rate was 22.17% in 2021 compared to 18.68% in 2020.  This increase was primarily due to a higher pretax income.

•

Salaries and benefits expense was $228.3 million in 2021, an increase of $21.0 million or 10% compared to 2020.  This increase was primarily due to a $13.6 million increase in incentive compensation coupled with a $5.7 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $3.0 million decrease in separation expense.

•

Net losses on sales of investment securities was $1.3 million in 2021, a decrease of $11.2 million compared to 2020.  This decrease was primarily due to gains on sale of 80,214 Visa Class B Shares during the second quarter of 2020.

•

Other noninterest expense was $63.6 million in 2021, an increase of $8.6 million or 16% compared to 2020.  These increase was primarily due to a total of $7.0 million early termination costs incurred in 2021 related to the prepayment of $150.0 million of repurchase agreements and $50.0 million of FHLB advances.

•

Mortgage banking income was $15.0 million in 2021, a decrease of $2.9 million or 16% compared to 2020.  This decrease was primarily due to decreased sales and margins on sales of conforming saleable loans from current production.  This decrease was offset by valuation allowance recovery to our mortgage serving rights.

•

Other noninterest income was $19.6 million in 2021, a decrease of $10.8 million or 36% compared to 2020.  This decrease was primarily due to a $9.3 million decrease in fees related to our customer interest rate swap derivatives.

We maintained a strong balance sheet throughout 2021, with what we believe are adequate reserves for credit losses, and high levels of liquidity and capital.

•	Total assets were $22.8 billion as of December 31, 2021, an increase of $2.2 billion or 11% from December 31, 2020.
•

Total loans and leases were $12.3 billion as of December 31, 2021, an increase of $0.3 billion or 3% from December 31, 2020, primarily due to growth in our consumer portfolio, partially offset by a decrease of $0.4 billion in PPP loans.

•

The allowance for credit losses (the “Allowance”) was $157.8 million as of December 31, 2021, a decrease of $58.4 million or 27% from December 31, 2020.  The ratio of our Allowance to total loans and leases outstanding was 1.29% as of December 31, 2021, compared to 1.81% as of December 31, 2020.  The level of our Allowance was commensurate with the Company’s credit risk profile, future economic outlook, and forecasts utilized.

•

The total carrying value of our investment securities portfolio was $9.0 billion as of December 31, 2021, an increase of $1.9 billion or 27% from December 31, 2020.  Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.

•	Total deposits were $20.4 billion as of December 31, 2021, an increase of $2.1 billion or 12% from December 31, 2020, primarily due to an increase in consumer and commercial deposits.
•

On June 15, 2021, the Company issued and sold 7,200,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share.  Net proceeds after underwriting discounts and expenses were $175.5 million.

•

Total shareholders’ equity was $1.6 billion as of December 31, 2021, an increase of $237.1 million or 17% from December 31, 2020.  While we continued to return capital to our shareholders in the form of dividends, we suspended share repurchases from March 2020 to July 2021 in light of the COVID-19 pandemic. During 2021, we repurchased 373,240 shares of common stock at a total cost of $31.3 million.  We also paid cash dividends of $110.6 million on common shares during 2021.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates, on a taxable-equivalent basis, are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates – Taxable-Equivalent Basis						Table 1
	2021			2020
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.7	$—	0.36%	$2.2	$—	0.61%
Funds Sold	692.4	0.9	0.13	434.1	0.9	0.21
Investment Securities
Available-for-Sale
Taxable	4,266.9	64.2	1.50	2,961.9	60.3	2.04
Non-Taxable	10.1	0.4	4.21	27.6	1.2	4.36
Held-to-Maturity
Taxable	3,988.1	61.0	1.53	3,125.2	65.0	2.08
Non-Taxable	50.7	1.2	2.41	52.6	1.4	2.66
Total Investment Securities	8,315.8	126.8	1.53	6,167.3	127.9	2.07
Loans Held for Sale	24.3	0.7	2.82	19.4	0.6	3.28
Loans and Leases [1]
Commercial and Industrial	1,739.0	62.8	3.61	1,797.5	59.3	3.30
Commercial Mortgage	2,940.0	86.7	2.95	2,666.1	90.9	3.41
Construction	271.6	9.5	3.50	240.1	9.4	3.92
Commercial Lease Financing	107.2	1.5	1.42	111.3	(1.0)	(0.88)
Residential Mortgage	4,232.4	140.1	3.31	3,978.7	146.0	3.67
Home Equity	1,637.1	49.6	3.03	1,642.7	56.8	3.46
Automobile	717.0	24.6	3.43	709.1	25.3	3.57
Other [2]	379.4	23.9	6.30	446.6	30.9	6.91
Total Loans and Leases	12,023.7	398.7	3.32	11,592.1	417.6	3.60
Other	32.9	0.7	2.13	33.7	0.7	1.96
Total Earning Assets [3]	21,091.8	527.8	2.50	18,248.8	547.7	3.00
Cash and Due from Banks	252.5			263.8
Other Assets	882.9			875.1
Total Assets	$22,227.2			$19,387.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,509.8	$2.7	0.06%	$3,426.8	$2.5	0.07%
Savings	7,421.9	6.2	0.08	6,702.7	12.4	0.19
Time	1,331.8	6.3	0.47	1,708.1	18.1	1.06
Total Interest-Bearing Deposits	13,263.5	15.2	0.11	11,837.6	33.0	0.28
Short-Term Borrowings	5.2	—	0.13	33.5	0.2	0.47
Securities Sold Under Agreements to Repurchase	541.9	13.3	2.45	602.7	15.2	2.54
Other Debt	27.7	0.9	3.41	62.1	1.7	2.73
Total Interest-Bearing Liabilities	13,838.3	29.4	0.21	12,535.9	50.1	0.40
Net Interest Income		$498.4			$497.6
Interest Rate Spread			2.29%			2.60%
Net Interest Margin			2.36%			2.73%
Noninterest-Bearing Demand Deposits	6,507.6			5,062.6
Other Liabilities	385.7			437.6
Shareholders’ Equity	1,495.6			1,351.6
Total Liabilities and Shareholders’ Equity	$22,227.2			$19,387.7
[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21% of $1.1 million and $1.3 million for the years ended December 31, 2021, and December 31, 2020, respectively.

Analysis of Change in Net Interest Income – Taxable-Equivalent Basis			Table 2
	Year Ended December 31, 2021 Compared to 2020
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$0.4	$(0.4)	$—
Investment Securities
Available-for-Sale
Taxable	22.2	(18.3)	3.9
Non-Taxable	(0.7)	(0.1)	(0.8)
Held-to-Maturity
Taxable	15.5	(19.5)	(4.0)
Non-Taxable	(0.1)	(0.1)	(0.2)
Total Investment Securities	36.9	(38.0)	(1.1)
Loans Held for Sale	0.2	(0.1)	0.1
Loans and Leases
Commercial and Industrial	1.6	1.9	3.5
Commercial Mortgage	8.8	(13.0)	(4.2)
Construction	1.2	(1.1)	0.1
Commercial Lease Financing	—	2.5	2.5
Residential Mortgage	8.9	(14.8)	(5.9)
Home Equity	(0.2)	(7.0)	(7.2)
Automobile	0.3	(1.0)	(0.7)
Other [2]	(4.4)	(2.6)	(7.0)
Total Loans and Leases	16.2	(35.1)	(18.9)
Total Change in Interest Income	53.7	(73.6)	(19.9)

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.7	(0.5)	0.2
Savings	1.2	(7.4)	(6.2)
Time	(3.4)	(8.4)	(11.8)
Total Interest-Bearing Deposits	(1.5)	(16.3)	(17.8)
Short-Term Borrowings	(0.1)	(0.1)	(0.2)
Securities Sold Under Agreements to Repurchase	(1.5)	(0.4)	(1.9)
Other Debt	(1.1)	0.3	(0.8)
Total Change in Interest Expense	(4.2)	(16.5)	(20.7)
Change in Net Interest Income	$57.9	$(57.1)	$0.8

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

Yields on our earning assets decreased by 50 basis points in 2021 compared to 2020 primarily due to the lower rate environment. Yields on our commercial and industrial loans increased by 31 points primarily due to accelerated fees as a result of PPP loans forgiveness.  Yields on our commercial mortgage decreased by 46 basis points due to lower yields on floating rate loans, and new loans with lower rates than loans that were paid off.  Yields on our construction loans decreased by 42 basis points due to lower yields on floating-rate loans, and new loans with lower rates in comparison to loans that were paid off or transferred to commercial mortgage upon completion.  Yields on our commercial lease financing increased by 230 basis points primarily due to no leveraged lease residual impairment in 2021 compare to $3.0 million impairment in the residual value of a leveraged lease in 2020.  Yields on our funds sold decreased by 8 basis points primarily due to federal fund rate decreases.  In addition, yields on our investment securities portfolio decreased by 54 basis points primarily due to purchases of lower yielding securities in the current lower rate environment.

Interest rates paid on our interest-bearing liabilities decreased 19 basis points in 2021 compared to 2020. Decreases to our funding costs were primarily due to lower rates paid on our interest-bearing deposits. Interest rates paid on our securities sold under agreements to repurchase decreased by 9 basis points from 2020. In 2021, we terminated four of our repurchase agreements and partially terminated one, with an aggregate total of $150.0 million, with three private institution. These repurchase agreements had a weighted-average interest rate of 2.0% and were scheduled to mature in 2022, 2024, 2025, and 2026.

Average balances of our earning assets increased by $2.8 billion or 16% in 2021 compared to 2020 primarily due to growth in our deposits. In particular, the average balances of our investment securities increased by $2.1 billion. The average balance of total loan and leases increased by $431.6 million.  The average balance of funds sold increased by $258.3 million. The average balance of our commercial and industrial portfolio including PPP loans decreased by $58.5 million in 2021 compared to the same period in 2020. This decrease was primarily due to higher payoff activities, partially offset by an increase of PPP loans. The increase in PPP loans was due to origination of new loans under the PPP in 2021. The average balance of our commercial mortgage portfolio increased by $273.9 million as a result of continued demand from new and existing customers. The average balance of our residential mortgage portfolio increased by $253.7 million primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our automobile loans portfolio increased by $7.9 million primarily due to competitive loan programs and pricing. The average balance of our home equity portfolio decreased by $5.6 million as a result of a slight increase in payoff levels.

Average balances of our interest-bearing liabilities increased by $1.3 billion or 10% in 2021 compared to 2020 primarily due to growth in our demand and savings deposits which increased by $1.1 billion and $719.2 million, respectively. Average balances in other debt decreased by $34.4 million primarily due to the prepayment of FHLB advances totaling $50.0 million in the second quarter of 2021.

Noninterest Income

Table 3 presents the major components of noninterest income for 2021 and 2020.

Noninterest Income	Table 3
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2021	2020	2021 to 2020
Trust and Asset Management	$46,068	$43,456	$2,612	6%
Mortgage Banking	14,964	17,871	(2,907)	(16)
Service Charges on Deposit Accounts	25,564	24,910	654	3
Fees, Exchange, and Other Service Charges	55,457	47,056	8,401	18
Investment Securities Gains (Losses), Net	(1,297)	9,932	(11,229)	n.m.
Annuity and Insurance	3,224	3,362	(138)	(4)
Bank-Owned Life Insurance	7,784	7,388	396	5
Other	19,589	30,434	(10,845)	(36)
Total Noninterest Income	$171,353	$184,409	$(13,056)	(7)%

n.m.- not meaningful.

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets.  These fees are largely based upon the market value of the assets that the Bank manages and the fee rate charged to customers.  Total trust assets under administration were $11.5 billion and $10.5 billion as of December 31, 2021, and December 31, 2020, respectively.  Trust and asset management income increased by $2.6 million or 6% in 2021 compared to 2020 due to increases in trust assets under administration and tax service fees.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $2.9 million or 16% in 2021 compared to 2020.  The decrease in 2021 was primarily due to decreased sales of conforming saleable loans from current production, which was partially offset by a valuation allowance recovery to our mortgage servicing rights.

Service charges on deposit accounts increased by $0.7 million or 3% in 2021 compared to 2020.  This increase was primarily due to an increase in account analysis fees.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and special charges. Fees, exchange, and other service charges increased by $8.4 million or 18% in 2021 compared to 2020. This increase was primarily due to higher debit and credit card transaction volume, higher merchant sales volume, coupled with the Bank’s suspension of ATM surcharge fees from April 1, 2020, through June 30, 2020.

Net gains (losses) on sales of investment securities totaled ($1.3) million and $9.9 million in 2021 and 2020, respectively.  The net loss in 2021 was primarily due to $5.1 million of the fees paid to the counterparties of our prior Visa Class B share sales transactions.  These net losses in 2021 were offset by $3.8 million net gains on the sales of mortgage-backed securities, corporate, and government debt securities.  The net gain of $9.9 million in 2020 was primarily due to the sale of 80,214 Visa Class B Shares generating net gain of $14.3 million, which was partially offset by $4.3 million of the fees paid to the counterparties of our prior Visa Class B share sales transactions.

Annuity and insurance income decreased by $0.1 million or 4% in 2021 compared to 2020 primarily due to a decrease in annuity and life insurance products.

Bank-owned life insurance increased by $0.4 million or 5% in 2021 compared to 2020 primarily due to higher death benefit received in 2021.

Other noninterest income decreased by $10.8 million or 36% in 2021 compared to 2020.  This decrease was primarily due to a $9.3 million decrease in fees related to our customer interest rate swap derivatives and a $1.5 million decrease in other income.

Noninterest Expense

Table 4 presents the major components of noninterest expense for 2021 and 2020.

Noninterest Expense	Table 4
	Year Ended December 31,		Dollar Change	Percent Change
(dollars in thousands)	2021	2020	2021 to 2020
Salaries and Benefits:
Salaries	$135,416	$134,178	$1,238	1%
Incentive Compensation	22,462	9,153	13,309	n.m.
Share-Based Compensation	12,489	6,783	5,706	84
Commission Expense	8,901	6,985	1,916	27
Retirement and Other Benefits	20,213	18,528	1,685	9
Payroll Taxes	12,404	12,241	163	1
Medical, Dental, and Life Insurance	12,831	12,917	(86)	(1)
Separation Expense	3,577	6,544	(2,967)	(45)
Total Salaries and Benefits	228,293	207,329	20,964	10
Net Occupancy	26,244	39,533	(13,289)	(34)
Net Equipment	35,703	35,448	255	1
Data Processing	20,297	18,499	1,798	10
Professional Fees	12,895	12,186	709	6
FDIC Insurance	6,536	5,780	756	13
Other Expense:
Delivery and Postage Services	6,358	6,975	(617)	(9)
Mileage Program Travel	4,948	4,521	427	9
Merchant Transaction and Card Processing Fees	5,180	4,259	921	22
Advertising	9,606	8,331	1,275	15
Amortization - Solar Energy Partnership Investments	2,048	3,678	(1,630)	(44)
Other	35,481	27,268	8,213	30
Total Other Expense	63,621	55,032	8,589	16
Total Noninterest Expense	$393,589	$373,807	$19,782	5%

n.m.- not meaningful.

Total salaries and benefits increased by $21.0 million or 10% in 2021 compared to 2020 primarily due a $13.3 million increase in incentive compensation coupled with a $5.7 million increase in shared-based compensation due to a higher number of restricted stock units being amortized, which was partially offset by forfeiture of unvested restricted stock grants.  These increases were partially offset by a $3.0 million decrease in separation expense.

Net occupancy expense decreased by $13.3 million or 34% in 2021 compared to 2020 primarily due to $9.4 million net gain on sales of real estate property on the island of Oahu and Guam, coupled with a decrease in repairs and maintenance in 2021, and an impairment charge related to the closures of 12 branches recorded in 2020.

Net equipment expense increased by $0.3 million or 1% in 2021 compared to 2020 primarily due to an increase in software license fees and maintenance.

Data processing expense increased by $1.8 million or 10% in 2021 compared to 2020 due to ongoing information technology projects coupled with the rollout of contactless debit cards in 2021.

Professional fees expense increased by $0.7 million or 6% in 2021 compared to 2020 due to an increase in professional services primarily in human resources and executive administration.

FDIC insurance increased by $0.8 million or 13% in 2021 compared to 2020 due to an increase in average total assets.

Total other expense increased by $8.6 million or 16% in 2021 compared to 2020 primarily due to $7.0 million early termination costs incurred in 2021 related to the prepayment of $150.0 million of repurchase agreements and $50.0 million FHLB advances.

Income Taxes

Table 5 presents our provision for income taxes and effective tax rates for 2021 and 2020:

Provision for Income Taxes and Effective Tax Rates	Table 5
(dollars in thousands)	Provision for Income Taxes	Effective Tax Rates
2021	$72,182	22.17%
2020	35,320	18.68%

The provision for income taxes was $72.2 million in 2021, an increase of $36.9 million compared to 2020.  The higher effective tax rate in 2021 compared to 2020 was primarily due to higher pretax income and fewer energy tax credits. The effective tax rate in 2021 was also negatively impacted by an increase in the disallowance of the compensation deduction under Sec.162 (m). The nondeductible compensation in 2021 was larger than 2020, due to changes in tax law under the Tax Cut and Jobs Act that became effective in 2021.

Analysis of Business Segments

Our business segments are Consumer Banking, Commercial Banking, and Treasury and Other.  Table 6 summarizes net income from our business segments for 2021 and 2020.  Additional information about segment performance is presented in Note 13 to the Consolidated Financial Statements.

Business Segment Net Income		Table 6
	Year Ended December 31,
(dollars in thousands)	2021	2020
Consumer Banking	$79,385	$92,370
Commercial Banking	121,305	120,722
Total	200,690	213,092
Treasury and Other	52,682	(59,288)
Consolidated Total	$253,372	$153,804

Consumer Banking

Net income decreased by $13.0 million or 14% in 2021 compared to 2020 primarily due to an increase in noninterest expense and a decrease in net interest income. This was partly offset by an increase in noninterest income and a decrease in the provision for credit losses. The increase in noninterest expense was primarily due to increases in allocated expense, partly offset by a decrease in net occupancy expense, which was primarily due to $3.1 million net gain on sales of real estate property on the island of Oahu, and an impairment charge related to the closures of 12 branches recorded in 2020. The decrease in net interest income was primarily due to lower average rates in the segment’s deposit portfolio, partly offset by higher average balances in the deposit portfolio, as well as higher average rates and higher average balances in the segment’s loan portfolio. The increase in noninterest income was primarily due to increases in trust and asset management fees and debit card income, partly offset by a decrease in mortgage banking income. The decrease in the provision for credit losses was primarily due to lower net charge-offs in our automobile, residential mortgage, and installment loan portfolios.

Commercial Banking

Net income increased by $0.6 million or 0.5% in 2021 compared to 2020 primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.  The increase in net interest income was primarily due to growth in the segment’s loan portfolios and a reduction in the provision for credit losses, partially offset by lower average rates on deposits. Loan growth was primarily driven by increases in the commercial mortgage and construction portfolios. Deposit growth was primarily driven by increases in demand and savings deposits, partially offset by a decrease in time deposits.  The decrease in noninterest income is primarily due to a decrease in customer derivative program revenue, partially offset by increased in loan fees, service charges on deposit accounts, and merchant income. The increase in noninterest expense was primarily due to higher salaries and benefits expenses and merchant transaction and processing fees, partially offset by lower allocated expenses from support units.

Treasury and Other

Net income increased by $112.0 million in 2021 compared to 2020 primarily due to a decrease in provision for credit losses, partially offset by an increase in provision for income taxes and a decrease in noninterest income.  The decrease in provision for credit losses was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, low commercial delinquency rates post-deferral, strong commercial performance and liquidity levels, and forecasts for COVID-19 pandemic driven market changes, as well as the cumulative impact of the intervention of fiscal, monetary and regulatory programs.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company. The decrease in noninterest income was due to the sale of Visa Class B Shares during the second quarter of 2020.

Analysis of Statements of Condition

Investment Securities

Table 7 presents the maturity distribution at amortized cost, weighted-average yield to maturity, and fair value of our investment securities.

Maturities and Average Yield on Securities										Table 7
(dollars in millions)	1 Year or Less	Weighted Average Yield	After 1 Year-5 Years	Weighted Average Yield	After 5 Years-10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total	Weighted Average Yield	Fair Value
As of December 31, 2021
Available-for-Sale [1]
Debt Securities Issued by the U.S. Treasury and Government Agencies [2]	$1.3	1.8%	$202.8	1.2%	$44.8	1.4%	$—	—%	$248.9	1.2%	$250.1
Debt Securities Issued by States and Political Subdivisions	0.7	2.2	1.9	1.8	59.0	2.1	13.1	2.3	74.7	2.1	75.8
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	—	1.8	1.4	—	—	—	—	1.8	1.4	1.8
Debt Securities Issued by Corporations	—	—	141.0	2.1	243.6	2.2	—	—	384.6	2.2	383.1
Mortgage-Backed Securities [2]
Residential - Government Agencies	13.7	2.5	1,273.1	1.5	41.2	2.4	—	—	1,328.0	1.5	1,319.1
Residential - U.S. Government- Sponsored Enterprises	8.0	2.5	1,905.1	1.4	214.7	1.4	—	—	2,127.8	1.4	2,090.3
Commercial - Government Agencies	2.5	1.8	152.6	2.3	—	—	—	—	155.1	2.3	155.9
Total Mortgage-Backed Securities	24.2	2.4	3,330.8	1.5	255.9	1.6	—	—	3,610.9	1.5	3,565.3
Total Available-for-Sale	$26.2	2.4%	$3,678.3	1.5%	$603.3	1.9%	$13.1	2.3%	$4,320.9	1.5%	$4,276.1
Held-to-Maturity
Debt Securities Issued by the U.S. Treasury and Government Agencies	$—	—%	$7.5	0.3%	$124.0	1.4%	$—	—%	$131.5	1.3%	$131.1
Debt Securities Issued by Corporations	—	—	9.0	1.6	—	—	11.3	1.6	20.3	1.6	20.1
Mortgage-Backed Securities [2]
Residential - Government Agencies	5.4	1.2	1,629.3	1.5	139.7	2.4	—	—	1,774.4	1.6	1,755.9
Residential - U.S. Government- Sponsored Enterprises	1.6	1.4	1,583.1	1.9	702.2	1.6	—	—	2,286.9	1.8	2,269.8
Commercial - Government Agencies	—	—	272.7	1.5	163.1	1.4	45.9	1.7	481.7	1.5	469.7
Total Mortgage-Backed Securities	7.0	1.3	3,485.1	1.7	1,005.0	1.7	45.9	1.7	4,543.0	1.7	4,495.4
Total Held-to-Maturity	$7.0	1.3%	$3,501.6	1.7%	$1,129.0	1.7%	$57.2	1.7%	$4,694.8	1.7%	$4,646.6
Total Investment Securities
As of December 31, 2021	$33.2		$7,179.9		$1,732.3		$70.3		$9,015.7		$8,922.7
As of December 31, 2020	$118.3		$5,674.7		$1,191.3		$—		$6,984.3		$7,140.3
[1]	Weighted-average yields on investment securities available-for-sale are based on amortized cost.
[2]	Information for mortgage-backed securities and small business administration securities reflect weighted average life, including anticipated future prepayments.

As of December 31, 2021, our investment securities portfolio was comprised of securities with an average base duration of approximately 4.43 years.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac continue to be the largest concentrations in our portfolio. As of December 31, 2021, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.  As of December 31, 2021, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.15 years.

Gross unrealized gains in our investment securities portfolio were $49.8 million as of December 31, 2021, and $158.9 million as of December 31, 2020.  Gross unrealized losses on our temporarily impaired investment securities were $142.8 million as of December 31, 2021, and $2.9 million as of December 31, 2020.  The overall increase in net unrealized losses was primarily due to the increase in interest rates during 2021.

The gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. We do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

See Note 3 to the Consolidated Financial Statements for more information.

The Company’s corporate bond holdings as of December 31, 2021, had a fair value of $403.3 million.  Of this total, $24.7 million or 6% was fully guaranteed by the Export-Import Bank of the United States, an agency of the U.S. government, and $11.0 million was fully guaranteed by the U.S. government acting through the U.S. Agency for International Development.  Of the remaining $367.5 million of corporate bonds, all were credit-rated A- or better by at least one nationally recognized statistical rating organization.

Loans and Leases

Table 8 presents the composition of our loan and lease portfolio by major categories.

Loans and Leases					Table 8
	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Commercial
Commercial and Industrial	$1,361,921	$1,357,610	$1,379,152	$1,331,149	$1,279,347
PPP[1]	126,779	517,683	—	—	—
Commercial Mortgage	3,152,130	2,854,829	2,518,051	2,302,356	2,103,967
Construction	220,254	259,798	194,170	170,061	202,253
Lease Financing	105,108	110,766	122,454	176,226	180,931
Total Commercial	4,966,192	5,100,686	4,213,827	3,979,792	3,766,498
Consumer
Residential Mortgage	4,309,602	4,130,513	3,891,100	3,673,796	3,466,773
Home Equity	1,836,588	1,604,538	1,676,073	1,681,442	1,585,455
Automobile	736,565	708,800	720,286	658,133	528,474
Other [2]	410,129	395,483	489,606	455,611	449,747
Total Consumer	7,292,884	6,839,334	6,777,065	6,468,982	6,030,449
Total Loans and Leases	$12,259,076	$11,940,020	$10,990,892	$10,448,774	$9,796,947

1   The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.

2   Comprised of other revolving credit, installment, and lease financing.

Total loans and leases were $12.3 billion as of December 31, 2021.  This represents a $319.1 million or 3% increase from December 31, 2020, primarily due to growth in our consumer loan and lease portfolio.

The commercial loan and lease portfolio is comprised of commercial and industrial loans, PPP loans, commercial mortgages, construction loans, and lease financing.  Commercial and industrial loans are made primarily to corporations, middle market, and small businesses for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  PPP loans were made to small businesses who were affected by economic conditions as a result of the COVID-19 pandemic to provide cash flow assistance to employers.  Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in Hawaii.  Commercial mortgages are secured by first mortgages on commercial real estate at loan-to-value ratios generally not exceeding 75%.  The commercial properties are predominantly developments such as retail centers, apartments, industrial properties, and to a lesser extent, specialized properties such as hotels.  The primary source of repayment for investor property is cash flow from the property and for owner-occupied property is the operating cash flow from the business.  Construction loans are made for the purchase or construction of a property for which repayment will be generated by the property.  We classify loans as construction until the completion of the construction phase.  Following construction, if a loan is retained, the loan is reclassified to the commercial mortgage category.  Lease financing consists of sales-type leases and leveraged leases and are used by commercial customers to finance capital purchases.  Although our primary market is Hawaii, the commercial portfolio contains loans to some borrowers based on the U.S. Mainland, including some Shared National Credits.

Commercial loans and leases were $5.0 billion as of December 31, 2021, a decrease of $134.5 million or 3% from December 31, 2020.  Commercial and industrial loans remained relatively unchanged from December 31, 2020.  PPP loans decreased by $390.9 million or 76% from December 31, 2020, primarily due to forgiveness payments received from SBA.  Commercial mortgage loans increased by $297.3 million or 10% from December 31, 2020, primarily due to continued demand from new and existing customers.  Construction loans decreased by $39.5 million or 15% from December 31, 2020, primarily due to paydowns and successful completion of construction projects such as condominiums and low-income housing, partially offset by increased activity in our portfolio. Lease financing decreased by $5.7 million or 5% from December 31, 2020, primarily due to paydowns.

The consumer loan and lease portfolio is comprised of residential mortgage loans, home equity lines and loans, indirect auto loans and leases, and other consumer loans including personal credit lines and direct installment loans.  These products are generally offered in the geographic markets we serve.  Although we offer a variety of products, our residential mortgage loan portfolio is primarily comprised of fixed-rate loans concentrated in Hawaii.  We also offer a variety of home equity lines and loans, usually secured by first mortgages on residential property of the borrower.  Automobile lending activities include loans and leases secured by new or used automobiles.  We originate automobile loans and leases on an indirect basis through selected dealerships.  Direct installment loans are generally unsecured and are often used for personal expenses or for debt consolidation.

Consumer loans and leases were $7.3 billion as of December 31, 2021, an increase of $453.6 million or 7% from December 31, 2020.  Residential mortgage loans increased by $179.1 million or 4% from December 31, 2020, primarily due to continued high origination volume in all channels (retail, wholesale, and direct to consumer). Home equity increased by $232.1 million or 14% from December 31, 2020, as a result of strong increase in new originations, solid facility utilization rates and stable payoff levels.  Automobile loans increased by $27.8 million or 4% from December 31, 2020, primarily driven by competitive loan programs and strong consumer demand.  Other consumer loans increased by $14.6 million or 4% from December 31, 2020, primarily due to growth in our installment loans.

See Note 4 to the Consolidated Financial Statements and the “Corporate Risk Profile – Credit Risk” section of MD&A for more information on our loan and lease portfolio.

Table 9 presents the geographic distribution of our loan and lease portfolio.

Geographic Distribution of Loan and Lease Portfolio					Table 9
	December 31, 2021
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
Commercial
Commercial and Industrial	$1,146,593	$141,643	$68,934	$4,751	$1,361,921
PPP	111,457	10,842	1,586	2,894	126,779
Commercial Mortgage	2,758,641	158,192	235,297	—	3,152,130
Construction	220,254	—	—	—	220,254
Lease Financing	68,757	32,695	3,656	—	105,108
Total Commercial	4,305,702	343,372	309,473	7,645	4,966,192
Consumer
Residential Mortgage	4,232,834	—	76,022	746	4,309,602
Home Equity	1,794,330	58	42,200	—	1,836,588
Automobile	547,660	—	151,722	37,183	736,565
Other [2]	346,625	—	48,490	15,014	410,129
Total Consumer	6,921,449	58	318,434	52,943	7,292,884
Total Loans and Leases	$11,227,151	$343,430	$627,907	$60,588	$12,259,076
Percentage of Total Loans and Leases	91%	3%	5%	1%	100%
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

Table 10 presents a maturity distribution for selected loan categories.

Maturities for Selected Loan Categories [1]		Table 10
	December 31, 2021
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years [2]	Due After Five Years [2]	Total
Commercial and Industrial	$292,424	$443,853	$625,644	$1,361,921
Construction	57,849	33,324	129,081	220,254
Total	$350,273	$477,177	$754,725	$1,582,175

1   Based on contractual maturities.

2   As of December 31, 2021, loans maturing after one year consisted of $752.7 million in variable rate loans and $479.2 million in fixed rate loans.

Goodwill

Goodwill was $31.5 million as of December 31, 2021, and December 31, 2020.  As of December 31, 2021, based on our qualitative assessment, there were no reporting units where we believed it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill.  See Note 1 to the Consolidated Financial Statements for more information on our goodwill impairment policy.

Other Assets

Other assets were $384.7 million as of December 31, 2021, a decrease of $50.6 million or 12% from December 31, 2020.  This decrease was due to a $54.2 million decrease in derivative financial instruments, which was primarily due to fair value decreases of our interest rate swap agreement assets, which are impacted by prevailing interest rates.  Low-income housing and other equity investments decreased by $6.3 million due to amortization and delays in prospective projects that are now expected to close in 2022.  Deferred taxes increased by $25.6 million primarily due to changes in unrealized gains and losses in Other Comprehensive Income, partially offset by changes to the allowance for credit losses.  Deferred compensation plan assets increased by $3.0 million primarily due to an increase in the executive deferred compensation plan.  See Note 7 to the Consolidated Financial Statements for more information on the composition of our other assets.

Deposits

Table 11 presents the components of our deposits by major customer categories as of December 31, 2021, and December 31, 2020.

Deposits	Table 11
	December 31,
(dollars in thousands)	2021	2020
Consumer	$10,438,844	$9,347,725
Commercial	8,641,932	7,302,832
Public and Other	1,279,332	1,561,064
Total Deposits	$20,360,108	$18,211,621

Total deposits were $20.4 billion as of December 31, 2021, a $2.1 billion or 12% increase from December 31, 2020.  This increase was primarily due to an increase in consumer and commercial deposits.  Consumer deposits increased by $1.1 billion due to an increase in core deposits.  Commercial deposits increased by $1.3 billion or 18% due to a $1.3 billion increase in core deposits and $33.1 million increase in time deposits.  In addition, public and other deposits decreased by $281.7 million or 18% due to a decrease in time deposits of $524.6 million offset by a $242.9 million increase in public core deposits.

Table 12 presents the components of our savings deposits as of December 31, 2021, and December 31, 2020.

Savings Deposits	Table 12
	December 31,
(dollars in thousands)	2021	2020
Money Market	$2,529,985	$2,453,619
Regular Savings	4,926,180	4,305,594
Total Savings Deposits	$7,456,165	$6,759,213

Table 13 presents the maturity distribution of the estimated uninsured time deposits as of December 31, 2021, and December 31, 2020.

Maturity Distribution of Estimated Uninsured Time Deposits	Table 13
	December 31,
(dollars in thousands)	2021	2020
Remaining maturity:
Three months or less	$220,045	$443,306
After three through six months	93,514	152,751
After six through twelve months	137,514	482,113
After twelve months	74,133	41,621
Total	$525,206	$1,119,791

Estimated uninsured deposits totaled $10.5 billion and $11.0 billion at December 31, 2021, and December 31, 2020, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.  Estimated uninsured time deposits decreased $594.6 million from December 31, 2020, primarily due to $524.7 million decrease in public time deposits.

Securities Sold Under Agreements to Repurchase

Table 14 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase		Table 14
	December 31,
(dollars in thousands)	2021	2020
Private Institutions	$450,000	$600,000
Government Entities	490	590
Total Securities Sold Under Agreements to Repurchase	$450,490	$600,590

Securities sold under agreements to repurchase as of December 31, 2021, decreased by $150.1 million or 25% from December 31, 2020.  As of December 31, 2021, the weighted-average maturity was 2.9 years for our repurchase agreements with government entities and 3.0 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would be 2.8 years.  As of December 31, 2021, and December 31, 2020, the weighted-average interest rate for repurchase agreements with government entities were 1.55% and 1.49%, respectively, while the weighted-average interest rate for repurchase agreements with private institutions as of December 31, 2021, and December 31, 2020, were 2.46% and 2.39%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities.

In 2021, we terminated four and partially terminated one of our repurchase agreements, with an aggregate total of $150.0 million, with three private institutions.  These repurchase agreements had a weighted-average interest rate of 2.0% and were scheduled to mature in 2022, 2024, 2025, and 2026.

Other Debt

Other debt was $10.4 million as of December 31, 2021, a decrease of $50.1 million or 83% from December 31, 2020.  During the second quarter of 2021, we prepaid the FHLB advances totaling $50.0 million with a weighted-average interest rate of 1.19% and maturity dates in May 2024.  As of December 31, 2021, our available capacity under our line of credit with the FHLB was $3.0 billion.

Pension and Postretirement Plan Obligations

Retirement benefits payable were $38.5 million as of December 31, 2021, a $12.7 million or 25% decrease from December 31, 2020.  Our pension and postretirement benefit obligations and net periodic benefit cost are actuarially determined based on a number of key assumptions, including the discount rate, the expected return on plan assets, and the health-care cost trend rate.  The accounting for pension and postretirement benefit plans reflect the long-term nature of the obligations and the investment horizon of the plan assets.  The decrease in retirement benefits payable was primarily due to the change in discount rate, partially offset by an increase in the plan assets.

The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost.  The discount rate used to value the present value of future benefit obligations as of each year-end is the rate used to estimate the net periodic benefit cost for the following year.  Table 15 presents a sensitivity analysis of a 25 basis point change in discount rates to the pension and postretirement benefit plan’s net periodic benefit cost and benefit obligations:

Discount Rate Sensitivity Analysis						Table 15
			Impact of
	Base Discount Rate		Discount Rate 25 Basis Point Increase		Discount Rate 25 Basis Point Decrease
(dollars in thousands)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
2021 Net Periodic Benefit Cost	2.55%	2.66%	$67	$15	$(77)	$(18)
Benefit Plan Obligations as of December 31, 2021	2.89%	3.00%	(2,727)	(930)	2,796	961
Estimated 2022 Net Periodic Benefit Cost	2.89%	3.00%	59	13	(67)	(16)

See Note 14 to the Consolidated Financial Statements for more information on our pension and postretirement benefit plans.

Contractual Obligations

The Company has various contractual obligations that affect its cash flows and liquidity.  Our non-cancelable operating leases and finance lease obligations are primarily related to branch premises, equipment, and a portion of the Company’s headquarters’ building with lease terms extending through 2052. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. Pension and postretirement benefit contributions represent the minimum expected contribution to the unfunded non-qualified pension plan and postretirement benefit plan. Actual contributions may differ from these estimates.  For information regarding material contractual obligations, please see Note 14 Employee Benefits, Note 18 Affordable Housing Projects Tax Credit Partnerships, Note 19 Securities Sold Under Agreements to Repurchase, Note 20 Commitments, Contingencies, and Guarantees, and Note 23 Leases in the Notes to the Consolidated Financial Statements.

Foreign Activities

Cross-border outstandings are defined as loans (including accrued interest), acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and any other monetary assets which are denominated in dollars or other non-local currency.  As of December 31, 2021, December 31, 2020, and December 31, 2019, we did not have cross-border outstandings to any foreign country which exceeded 0.75% of our total assets.

Corporate Risk Profile

Managing risk is an essential part of successfully operating our business.  Management believes that the most prominent risk exposures for the Company are credit risk, market risk, liquidity risk management, capital management, and operational risk.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms.  We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management.  Written credit policies document underwriting standards, approval levels, exposure limits, and other guidelines deemed necessary and prudent.  Portfolio exposure at the obligor, industry, product, and/or geographic location levels is actively monitored to manage concentration risk.  Furthermore, credit risk management also includes an independent credit review process that assesses compliance with commercial and consumer credit policies, risk ratings, and other critical credit information.  In addition to utilizing risk management practices that are based upon established and sound lending practices, we adhere to Regulatory Safety and Soundness credit standards.  This includes understanding and evaluating our customers’ borrowing needs and capacity to repay, in conjunction with specific risks in their line of business, economic factors, character and history.

Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  Lease financing primarily consists of sales-type leases and leveraged leases that are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment.  The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s and/or Guarantor’s creditworthiness.

Commercial mortgages and construction loans are offered to real estate investors, developers, builders, and owner-occupants primarily domiciled in Hawaii.  These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) ratios deemed appropriate based on the property type, location, overall quality, and sponsorship.  Generally, these LTV ratios do not exceed 75%.  The commercial properties are predominantly retail centers, apartments, industrial properties, office properties and, to a lesser extent, more specialized properties such as hotels.  Commercial mortgage and construction loans are substantially secured by properties located in Hawaii.

Commercial mortgage loans are underwritten based on the economic fundamentals of the property and the creditworthiness of the borrower.  In evaluating a proposed commercial mortgage loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt servicing requirement.  The debt service coverage ratio normally is not less than 125% and it is computed after deducting for a vacancy factor and property expenses as appropriate.  In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower.  We typically require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.  In addition, business interruption insurance or other insurance may be required.  Owner-occupant commercial mortgage loans are underwritten based upon the cash flow of the business provided that the real estate asset is utilized in the operation of the business.  Real estate is evaluated independently as a secondary source of repayment.  As noted above, LTV ratios generally do not exceed 75%, which are based on regulatory-compliant appraisals that we obtain for the underlying properties.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user.  We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest loan category.  These loans are secured by a primary residence, secondary residence, or investor property and are underwritten to assess the credit risks and financial capacity and repayment ability of the applicant.  Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores.  LTV ratios generally do not exceed 80%, although higher levels are permitted with mortgage insurance.  We offer variable rate mortgage loans with interest rates that are subject to change every six months after the third, fifth, seventh, or tenth year, depending on the product and are based on the Secured Overnight Financing Rate (“SOFR”).  Variable rate mortgage loans are underwritten at fully-indexed interest rates.  We do not offer payment-option facilities, sub-prime or Alt-A loans, or any product with negative amortization.  We selectively offer interest-only mortgage loans to private banking clients.

Home equity loans are secured by either first or second liens on a primary residence, secondary residence, or investor property. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 85% of the value of the collateral property at the time of origination.  We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed interest rates.  Our procedures for underwriting home equity loans include an assessment of an applicant’s overall financial capacity and repayment ability.  Decisions are primarily based on LTV ratios, DTI ratios, liquidity and credit scores.  Maximum loan amounts and LTVs are determined by collateral value and channel.

Automobile lending activities include loans and leases secured by new or used automobiles.  We originate automobile loans on an indirect basis through selected dealerships in Hawaii, Guam and Saipan, and we originate automobile leases on an indirect basis through selected dealerships in Hawaii.  Our procedures for underwriting automobile loans and leases include an assessment of an applicant’s overall financial capacity and repayment ability.  Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the automobile collateral to the proposed loan amount.  We require borrowers to maintain full coverage automobile insurance on automobile loans and leases, with the Bank listed as either the loss payee or additional insured.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 16 presents a five-year history of non-performing assets and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More				Table 16
	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$243	$441	$830	$542	$448
Commercial Mortgage	8,205	8,527	9,244	2,040	1,398
Total Commercial	8,448	8,968	10,074	2,582	1,846
Consumer
Residential Mortgage	3,305	3,223	4,125	5,321	9,243
Home Equity	4,881	3,958	3,181	3,671	3,991
Total Consumer	8,186	7,181	7,306	8,992	13,234
Total Non-Accrual Loans and Leases	16,634	16,149	17,380	11,574	15,080
Foreclosed Real Estate	2,332	2,332	2,737	1,356	1,040
Total Non-Performing Assets	$18,966	$18,481	$20,117	$12,930	$16,120
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$—	$—	$—	$10	$—
Total Commercial	—	—	—	10	—
Consumer
Residential Mortgage	3,159	5,274	1,839	2,446	2,703
Home Equity	3,456	3,187	4,125	2,684	1,624
Automobile	729	925	949	513	886
Other [1]	426	1,160	1,493	914	1,934
Total Consumer	7,770	10,546	8,406	6,557	7,147
Total Accruing Loans and Leases Past Due 90 Days or More	$7,770	$10,546	$8,406	$6,567	$7,147
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$60,519	$68,065	$63,103	$48,731	$55,672
Total Loans and Leases	$12,259,076	$11,940,020	$10,990,892	$10,448,774	$9,796,947
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.14%	0.16%	0.11%	0.15%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.15%	0.15%	0.18%	0.12%	0.16%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.17%	0.18%	0.24%	0.06%	0.05%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.14%	0.14%	0.15%	0.16%	0.24%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.22%	0.24%	0.26%	0.19%	0.24%
[1]	Comprised of other revolving credit, installment, and lease financing.

Table 17 presents the activity in Non-Performing Assets (“NPAs”) for 2021:

(dollars in thousands)	Table 17
Balance at Beginning of Year	$18,481
Additions	8,749
Reductions
Payments	(5,064)
Return to Accrual Status	(3,074)
Charge-offs/Write-downs	(126)
Total Reductions	(8,264)
Balance at End of Year	$18,966

NPAs consist of non-accrual loans and leases and foreclosed real estate.  Changes in the level of non-accrual loans and leases typically represent are caused by loans and leases that reach a specified past due status, offset by reductions for loans and leases that are charged-off, paid down, sold, transferred to foreclosed real estate, or are no longer classified as non-accrual because they have returned to accrual status.

Residential mortgage non-accrual loans increased by $0.1 million or 3% from December 31, 2020.  As of December 31, 2021, our residential mortgage non-accrual loans were comprised of eleven loans with a weighted average current LTV ratio of 58%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of December 31, 2021 was unchanged from December 31, 2020.

If interest due on the balances of all non-accrual loans as of December 31, 2021, had been accrued under the original terms, approximately $0.8 million in total interest income would have been recorded in 2021.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well-secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $7.8 million as of December 31, 2021, a $2.8 million or 26% decrease from December 31, 2020.  This decrease was primarily in our residential mortgage portfolio.

Loans Modified in a Troubled Debt Restructuring

Table 18 presents information on loans whose terms have been modified in a TDR:

Loans Modified in a Troubled Debt Restructuring		Table 18
	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and Industrial	$18,722	$20,337
Commercial Mortgage	11,777	7,605
Total Commercial	30,499	27,942
Consumer
Residential Mortgage	16,102	18,503
Home Equity	4,877	4,070
Automobile	16,148	19,155
Other [1]	2,331	2,809
Total Consumer	39,458	44,537
Total	$69,957	$72,479
[1]	Comprised of other revolving credit and installment financing.

The Company initially offered loan and lease modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months.  Similar to the initial modifications granted, the additional round of loan modifications generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally do not involve forgiveness or interest rate reductions.  In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, these initial COVID-19 related loan and lease modifications are not accounted for as TDRs.  As of December 31, 2021, these COVID-19 related loan and lease modifications totaled $40.5 million (8 loans and leases) for the commercial segment, in which interest payments continued to be received for all loans, and $3.1 million (11 loans and leases) for the consumer segment.  See Note 4 to the Consolidated Financial Statements for more information.  Loans in a deferral program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming.  The provisions of the CARES Act and the interagency guidance issued by Federal banking regulators provided clarification related to modifications and deferral programs to assist borrowers who are negatively impacted by the COVID-19 pandemic.  The guidance and clarifications detail certain provisions whereby banks are permitted to make deferrals and modifications to the terms of a loan which would not require the loans be reported as TDRs.  In accordance with the CARES Act and the interagency guidance, we elected to not report qualified loan modifications as TDRs.  The relief related to TDRs under the CARES Act was extended by the Consolidated Appropriations Act, 2021.  Under the Consolidated Appropriations Act, relief under the CARES Act will continue until the earlier of (i) 60 days after the date the COVID-19 national emergency comes to an end or (ii) January 1, 2022.  We do not know if the date will be extended beyond January 1, 2022 and it is possible that a failure to extend the date will result in an increase in the volume of loans considered TDRs.  It is also unknown whether customers currently on a deferral period will be able to perform under the original terms of the loan once the deferral period ends.  Any such inability to perform may result in increases in past due and nonperforming loans.

Reserve for Credit Losses

The reserve for credit losses consists of the Allowance and the Unfunded Reserve.  The reserve for credit losses also included a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.  Table 19 presents the activity in the Company’s reserve for credit losses for the years ended December 31:

Reserve for Credit Losses					Table 19
(dollars in thousands)	2021	2020	2019	2018	2017
Balance at Beginning of Period	$221,303	$116,849	$113,515	$114,168	$110,845
CECL Adoption (Day 1) Impact	—	(5,072)	—	—	—
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(1,117)	(1,697)	(1,122)	(1,505)	(1,408)
Commercial Mortgage	—	—	(1,616)	—	—
Consumer
Residential Mortgage	(316)	(204)	(112)	(101)	(729)
Home Equity	(417)	(397)	(900)	(665)	(995)
Automobile	(4,939)	(6,496)	(7,130)	(8,218)	(7,737)
Other [1]	(10,530)	(12,244)	(13,075)	(14,075)	(12,386)
Total Loans and Leases Charged-Off	(17,319)	(21,038)	(23,955)	(24,564)	(23,255)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	506	2,288	1,513	2,039	1,482
Commercial Mortgage	—	40	—	—	—
Lease Financing	—	—	—	—	3
Consumer
Residential Mortgage	2,467	1,292	1,927	807	639
Home Equity	1,666	2,892	2,339	2,001	2,681
Automobile	3,510	3,775	2,961	2,902	2,495
Other [1]	3,205	3,613	2,549	2,737	2,128
Total Recoveries on Loans and Leases Previously Charged-Off	11,354	13,900	11,289	10,486	9,428
Net Charged-Off - Loans and Leases	(5,965)	(7,138)	(12,666)	(14,078)	(13,827)
Net Charged-Off - Accrued Interest Receivable	(541)	—	—	—	—
Provision for Credit Losses [2]
Loans and Leases	(52,466)	115,100	16,000	13,425	16,900
Accrued Interest Receivable [3]	(1,745)	2,700	—	—	—
Unfunded Commitments [4]	3,711	(1,136)	—	—	250
Total Provision for Credit Losses	(50,500)	116,664	16,000	13,425	17,150
Balance at End of Period	$164,297	$221,303	$116,849	$113,515	$114,168
Components
Allowance for Credit Losses - Loans and Leases	$157,821	$216,252	$110,027	$106,693	$107,346
Allowance for Credit Losses - Accrued Interest Receivable [3]	414	2,700	—	—	—
Reserve for Unfunded Commitments [4]	6,062	2,351	6,822	6,822	6,822
Total Reserve for Credit Losses	$164,297	$221,303	$116,849	$113,515	$114,168
Average Loans and Leases Outstanding	$12,023,669	$11,592,093	$10,688,424	$10,043,661	$9,346,828
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding	0.05%	0.06%	0.12%	0.14%	0.15%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding	1.29%	1.81%	1.00%	1.02%	1.10%
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Certain prior period information has been reclassified to conform to current presentations.
[3]

Beginning December 31, 2020, the Company established a reserve on accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic. The reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses.

[4]

The reserve for unfunded commitments is separately recorded in other liabilities in the consolidated statements of condition. For the year ended December 31, 2021, the offsetting provision was recorded in provision for credit losses in the consolidated statements of income. In previous reporting periods, the offsetting provision was recorded in other noninterest expense.

Allowance for Credit Losses

Table 20 presents the allocation of the Allowance by loan and lease category.

Allocation of Allowance for Credit Losses					Table 20
	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Commercial
Commercial and Industrial	$27,650	$43,092	$29,281	$26,408	$24,750
Commercial Mortgage	29,997	31,723	38,335	34,869	34,890
Construction	4,311	5,417	4,840	4,398	5,109
Lease Financing	2,992	4,615	1,345	1,199	1,073
Total Commercial	64,950	84,847	73,801	66,874	65,822
Consumer
Residential Mortgage	20,721	32,643	6,366	6,870	6,515
Home Equity	18,924	37,987	9,777	11,240	12,520
Automobile	25,018	28,822	9,269	11,576	10,940
Other [1]	28,208	31,953	10,814	10,133	11,549
Total Consumer	92,871	131,405	36,226	39,819	41,524
Total Allocation of Allowance for Credit Losses	$157,821	$216,252	$110,027	$106,693	$107,346

	December 31,
	2021		2020		2019		2018		2017
	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases	Alloc. Allow. as % of loan or lease category	Loan category as % of total loans and leases
Commercial
Commercial and Industrial	1.86%	12.14%	2.30%	15.70%	2.12%	12.55%	1.98%	12.74%	1.93%	13.06%
Commercial Mortgage	0.95	25.71	1.11	23.91	1.52	22.91	1.51	22.03	1.66	21.48
Construction	1.96	1.80	2.09	2.18	2.49	1.77	2.59	1.63	2.53	2.06
Lease Financing	2.85	0.86	4.17	0.93	1.10	1.11	0.68	1.69	0.59	1.85
Total Commercial	1.31	40.51	1.66	42.72	1.75	38.34	1.68	38.09	1.75	38.45
Consumer
Residential Mortgage	0.48	35.15	0.79	34.59	0.16	35.40	0.19	35.16	0.19	35.39
Home Equity	1.03	14.98	2.37	13.44	0.58	15.25	0.67	16.09	0.79	16.18
Automobile	3.40	6.01	4.07	5.94	1.29	6.55	1.76	6.30	2.07	5.39
Other [1]	6.88	3.35	8.08	3.31	2.21	4.46	2.22	4.36	2.57	4.59
Total Consumer	1.27	59.49	1.92	57.28	0.53	61.66	0.62	61.91	0.69	61.55
Total	1.29%	100.00%	1.81%	100.00%	1.00%	100.00%	1.02%	100.00%	1.10%	100.00%
[1]	Comprised of other revolving credit, installment, and lease financing.

Allowance for Credit Losses – Loans and Leases

As of December 31, 2021, the Allowance was $157.8 million or 1.29% of total loans and leases outstanding (1.32% excluding PPP loans), compared with an Allowance of $216.3 million or 1.81% of total loans and leases outstanding (1.89% excluding PPP loans) as of December 31, 2020.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, low commercial delinquency rates post-deferral, strong commercial performance and liquidity levels, and forecasts for COVID-19 pandemic driven market changes, as well as the cumulative impact of the intervention of fiscal, monetary and regulatory programs. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

Net charge-offs of loans and leases were $6.0 million or 0.05% of total average loans and leases in 2021 compared to $7.1 million or 0.06% of total average loans and leases in 2020.  Net charge-offs in our consumer portfolios were $5.4 million in 2021 compared to $7.8 million in 2020.  This decrease was primarily reflected in our other and automobile portfolio.  Net charge-offs in our commercial portfolios were $0.6 million in 2021 compared to net recoveries of $0.6 million in 2020.  This increase in charge-offs was primarily reflected in our commercial and industrial portfolio.

Although we determine the amount of each component of the Allowance separately, the Allowance as a whole was considered appropriate by management as of December 31, 2021, based on our ongoing analysis of estimated probable credit losses, credit risk profiles, economic conditions, coverage ratios, and other relevant factors.

The allocation of the Allowance to our commercial portfolio segment decreased by $19.9 million or 23% from December 31, 2020.  This reduction was primarily due to a $15.4 million decrease in the Allowance allocated to the commercial and industrial portfolio, a $1.7 million decrease in the Allowance allocated to the commercial mortgage portfolio, and a $1.6 million decrease in the Allowance allocated to the lease financing portfolio. The reductions were primarily due to improving economic conditions and lower risk rating migration expectations.

The allocation of the Allowance to our consumer portfolio segment decreased by $38.5 million or 29% from December 31, 2020.  This reduction was due to a $19.1 million decrease in the Allowance allocated to the home equity portfolio, an $11.9 million decrease in the Allowance allocated to the residential mortgage portfolio, and reductions in the Allowance allocated to the automobile and other portfolios, each totaling $3.8 million.  The reductions were primarily due to improving economic conditions and lower loss forecasts.

See Note 4 to the Consolidated Financial Statements for more information on the Allowance and credit quality indicators.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.1 million as of December 31, 2021, and $2.4 million as of December 31, 2020, an increase of $3.7 million, which was primarily due to the impact of risk rating migrations for certain commitments that were largely unfunded.

Provision for Credit Losses

The provision for credit losses was a net benefit of $50.5 million in 2021 and a net expense of $117.8 million in 2020.  This decrease was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, low commercial delinquency rates post-deferral, strong commercial performance and liquidity levels, and forecasts for COVID-19 pandemic driven market changes, as well as the cumulative impact of the intervention of fiscal, monetary and regulatory programs.

Other Credit Risks

In the normal course of business, we serve the needs of state and political subdivisions in multiple capacities, including traditional banking products such as deposit services, and by investing in municipal debt securities.  The carrying value of our municipal debt securities was $75.8 million as of December 31, 2021, and $58.6 million as of December 31, 2020.  We also maintained investments in corporate bonds with a carrying value of $403.4 million as of December 31, 2021, and $236.6 million as of December 31, 2020.  We are exposed to credit risk in these investments should the issuer of a security be unable to meet its financial obligations.  This may result in the issuer failing to make scheduled interest payments and/or being unable to repay the principal upon maturity.

Our use of derivative financial instruments exposes the Company to counterparty credit risk.  See Note 17 to the Consolidated Financial Statements for more information.

Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Our market risk management process involves measuring, monitoring, and mitigating risks that can significantly impact our statements of income and condition.  In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance while limiting volatility.

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

Our use of derivative financial instruments, as detailed in Note 17 to the Consolidated Financial Statements, has generally been limited.  This is due to natural on-balance sheet hedges arising out of offsetting interest rate exposures from loans and investment securities with deposits and other interest-bearing liabilities.  In particular, the investment securities portfolio is utilized to manage the interest rate exposure and sensitivity to within the guidelines established by the ALCO.  We utilize natural and offsetting economic hedges in an effort to reduce the need to employ off-balance sheet derivative financial instruments to hedge interest rate risk exposures.  Expected movements in interest rates are also considered in managing interest rate risk.  Thus, as interest rates change, we may use different techniques to manage interest rate risk.

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

We utilize net interest income simulations to analyze short-term income sensitivities to changes in interest rates.  Table 21 presents, for the twelve months subsequent to December 31, 2021, and December 31, 2020, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of December 31, 2021, net interest income is expected to increase as interest rates rise.  This is due in part to our strategy to maintain a relatively short investment portfolio duration.  In addition, rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of December 31, 2021, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2021, was more sensitive in comparison to the sensitivity profile for the twelve months subsequent to December 31, 2020.  Year-over-year asset sensitivity increased due to faster forecasted prepayments for mortgage-related assets due to the lower rate environment, higher liquidity, as well as higher balances in mortgage-backed securities and in floating rate commercial mortgage loans.

Net Interest Income Sensitivity Profile			Table 21
	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2021		December 31, 2020
Gradual Change in Interest Rates (basis points)
+200	$29,697	6.1%	$21,584	4.6%
+100	15,306	3.1	10,776	2.3
-100	(8,922)	(1.8)	(3,547)	(0.8)
Immediate Change in Interest Rates (basis points)
+200	$68,037	14.0%	$56,113	11.9%
+100	38,361	7.9	30,439	6.5
-100	(30,511)	(6.3)	(13,517)	(2.9)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to access secured borrowings from the FHLB and FRB.  As of December 31, 2021, we could have borrowed an additional $3.0 billion from the FHLB and an additional $713.3 million from the FRB based on the amount of pledged loans and investment securities.

We continued our focus on maintaining a strong liquidity position throughout 2021.  As of December 31, 2021, cash and cash equivalents were $560.4 million, the carrying value of our available-for-sale investment securities was $4.3 billion, and total deposits were $20.4 billion.  As of December 31, 2021, our available-for-sale investment securities portfolio was comprised of securities with an average base duration of approximately 4.15 years.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  As of December 31, 2021, the Company’s capital levels remained characterized as “well-capitalized.”  The Company’s regulatory capital ratios are presented in Table 22 below.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  There have been no conditions or events since December 31, 2021, that management believes have changed either the Company’s or the Bank’s capital classifications.

As of December 31, 2021, shareholders’ equity was $1.6 billion, an increase of $237.1 million or 17% from December 31, 2020.  For 2021 net income of $253.4 million, net preferred stock issuance of $175.5 million, common stock issuances of $14.0 million, and share-based compensation of $13.3 million were offset by other comprehensive loss of $74.2 million, cash dividends of $110.6 million paid on common stock shares, cash dividends of $3.0 million paid on preferred stock shares, and common stock repurchases of $31.3 million.  In 2021, included in the amount of common stock repurchased were 328,832 shares repurchased under our share repurchase program.  These shares were repurchased at an average cost per share of $83.14 and a total cost of $27.3 million.  From the beginning of our share repurchase program in July 2001 through December 31, 2021, we repurchased a total of 57.4 million shares of common stock and returned a total of nearly $2.3 billion to our common shareholders at an average cost of $40.76 per share.

Remaining buyback authority was $85.7 million as of December 31, 2021.  We suspended share repurchases from March 2020 to July 2021 in light of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

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

In January 2022, the Parent’s Board of Directors declared the quarterly dividend of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share. The dividend was paid on February 1, 2022, to shareholders of record of the preferred stock at the close of business on January 18, 2022.

In January 2022, the Parent’s Board of Directors declared the quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on March 14, 2022, to shareholders of record at the close of business on February 28, 2022.

Table 22 presents a five-year history of activities and balances in our capital accounts, along with key capital ratios.

Shareholders’ Equity and Regulatory Capital				Table 22
	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Change in Shareholders' Equity
Net Income	$253,372	$153,804	$225,913	$219,602	$184,672
Cash Dividends Paid on Common Shares	(110,633)	(107,434)	(105,478)	(98,496)	(87,066)
Cash Dividends Paid on Preferred Shares	(2,975)	—	—	—	—
Dividend Reinvestment Program	4,835	5,012	5,039	4,689	4,360
Preferred Stock Issued, Net	175,487	—	—	—	—
Common Stock Repurchased	(31,258)	(18,006)	(137,649)	(91,988)	(47,076)
Other[1]	(51,724)	54,299	30,807	2,525	15,441
Increase in Shareholders' Equity	$237,104	$87,675	$18,632	$36,332	$70,331
Regulatory Capital
Total Common Shareholders' Equity	$1,436,124	$1,374,507	$1,286,832	$1,268,200	$1,231,868
Add: CECL Transitional Amount	9,498	23,750	—	—	—
Less: Goodwill, Net of Deferred Tax Liabilities	28,747	28,718	28,718	28,718	28,718
Postretirement Benefit Liability Adjustments	(33,496)	(43,250)	(38,757)	(36,010)	(27,715)
Net Unrealized Gains (Losses) on Investment Securities	(32,886)	51,072	7,645	(15,033)	(7,000)
Other	(198)	(198)	(198)	(198)	(198)
Common Equity Tier 1 Capital	1,483,455	1,361,915	1,289,424	1,290,723	1,238,063
Preferred Stock, Net of Issuance Cost	175,487	—	—	—	—
Tier 1 Capital	1,658,942	1,361,915	1,289,424	1,290,723	1,238,063
Allowable Reserve for Credit Losses	153,001	141,869	116,849	113,515	114,168
Total Regulatory Capital	$1,811,943	$1,503,784	$1,406,273	$1,404,238	$1,352,231
Risk-Weighted Assets	$12,236,805	$11,295,077	$10,589,061	$9,878,904	$9,348,296
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	12.12%	12.06%	12.18%	13.07%	13.24%
Tier 1 Capital Ratio	13.56	12.06	12.18	13.07	13.24
Total Capital Ratio	14.81	13.31	13.28	14.21	14.46
Tier 1 Leverage Ratio	7.32	6.71	7.25	7.60	7.26
[1]

Includes unrealized gains and losses on available-for-sale investment securities, minimum pension liability adjustments, common stock issuances under share-based compensation, and preferred stock issuance, net.

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

The phase-in period for the final rules became effective for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, which were fully implemented on January 1, 2019.  As of December 31, 2021, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

Management continues to monitor regulatory developments and their potential impact to the Company’s liquidity requirements.

Stress Testing

Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with total assets of less than $100 billion, such as the Company, are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results.  At this time, the Company continues to run internal stress tests as a component of our comprehensive risk management and capital planning process.

CARES Act

On March 27, 2020, President Trump signed the CARES Act into law.  Many of the provisions of the CARES Act were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020.

The CARES Act established the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program.  The PPP provided loans to small businesses who were affected by economic conditions as a result of the COVID-19 pandemic to provide cash flow assistance to employers who maintained their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  The funding period of the PPP has ended on May 31, 2021.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

In 2021, the Bank participated in the second round of the PPP.  The expertise and diligence of our PPP team enabled us to process more than 3,400 PPP loans totaling over $287 million in 2021.  The combined Bank of Hawaii PPP loans processed in 2020 and 2021 were almost 8,000 loans totaling over $830 million.  In addition, to assist Hawaii business, the Bank processed more than 7,500 PPP loan forgiveness applications totaling more than $700 million in federal funding.

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

Our Operational Risk Committee (the “ORC”) provides oversight and assesses the most significant operational risks facing the Company.  We have developed a framework that provides for a centralized operating risk management function through the ORC, supplemented by business unit responsibility for managing operational risks specific to their business units.  Our internal audit department also validates the system of internal controls through ongoing risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit and Risk Committee of the Board of Directors.

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

Selected Quarterly Consolidated Financial Data

Table 23 presents our selected quarterly financial data for 2021 and 2020.

Condensed Statements of Income							Table 23
	Three Months Ended				Three Months Ended
	2021				2020
(dollars in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest Income	$132,309	$134,263	$131,379	$128,765	$128,316	$134,017	$139,145	$144,946
Interest Expense	5,921	7,444	7,865	8,196	8,817	9,851	12,454	18,980
Net Interest Income	126,388	126,819	123,514	120,569	119,499	124,166	126,691	125,966
Provision for Credit Losses [1]	(9,700)	(10,400)	(16,100)	(14,300)	15,200	28,600	40,400	33,600
Investment Securities Gains (Losses), Net	(1,258)	(1,259)	2,423	(1,203)	(1,193)	(1,121)	13,216	(970)
Noninterest Income	43,832	42,637	42,008	44,173	46,451	42,855	38,052	47,119
Noninterest Expense	101,678	96,519	96,527	98,865	98,654	89,949	88,892	96,312
Income Before Provision for Income Taxes	76,984	82,078	87,518	78,974	50,903	47,351	48,667	42,203
Provision for Income Taxes	13,147	20,025	19,985	19,025	8,589	9,511	9,759	7,461
Net Income	$63,837	$62,053	$67,533	$59,949	$42,314	$37,840	$38,908	$34,742
Preferred Stock Dividends	1,969	1,006	—	—	—	—	—	—
Net Income Available to Common Shareholders	$61,868	$61,047	$67,533	$59,949	$42,314	$37,840	$38,908	$34,742
Per Common Share
Basic Earnings Per Common Share	$1.56	$1.53	$1.69	$1.51	$1.06	$0.95	$0.98	$0.88
Diluted Earnings Per Common Share	$1.55	$1.52	$1.68	$1.50	$1.06	$0.95	$0.98	$0.87
Dividends Declared Per Common Share	$0.70	$0.70	$0.67	$0.67	$0.67	$0.67	$0.67	$0.67
Performance Ratios
Net Income to Average Total Assets (ROA)	1.12%	1.07%	1.23%	1.15%	0.83%	0.76%	0.82%	0.77%
Net Income to Average Shareholders’ Equity (ROE)	15.92	15.41	19.17	17.65	12.26	11.01	11.58	10.64
Net Income to Average Common Equity (ROCE)	17.40	17.08	19.61	17.65	12.26	11.01	11.58	10.64
Efficiency Ratio [2]	60.18	57.38	57.47	60.45	59.88	54.22	49.95	55.96
Net Interest Margin [3]	2.34	2.32	2.37	2.43	2.48	2.67	2.83	2.96

[1]	Provision for Credit Losses for 2021 includes Provision for Unfunded Commitments and Accrued Interest Receivable, 2020 represents only Provisions for Loans and Leases.
[2]	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
[3]	The net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Fourth Quarter Results and Other Matters

Net Income Available for Common Shareholders

Net income available for common shareholders for the fourth quarter of 2021 was $61.9 million, an increase of $19.6 million or 46% compared to the fourth quarter of 2020.  Diluted earnings per common share were $1.55 for the fourth quarter of 2021, an increase of $0.49 or 46% compared to the fourth quarter of 2020.

Net Interest Income

Net interest income, on a taxable-equivalent basis, for the fourth quarter of 2021 was $126.7 million, an increase of $6.9 million or 6% compared to the fourth quarter of 2020.  This increase was primarily due to increase in investment securities portfolio, higher PPP income, and decrease in interest expense on time deposits.  Net interest margin was 2.34% for the fourth quarter of 2021, a decrease of 14 basis points compared to the fourth quarter of 2020, primarily due to lower yields in our investment securities and loans portfolio.

Provision for Credit Losses

The provision for credit losses for the fourth quarter of 2021 was a net benefit of $9.7 million compared to a net expense of $15.2 million in the fourth quarter of 2020, while recording a net charge-off of loans and leases of $0.7 million in the fourth quarter of 2021 compared to a net recovery of $0.3 million in the fourth quarter of 2020.

Noninterest Income

Noninterest income, other than net gains on sales of investment securities, was $43.8 million in the fourth quarter of 2021, a decrease of $2.6 million or 6% compared to the fourth quarter of 2020.  This decrease was primarily due to a $3.9 million decrease in mortgage banking due to lower volume and customer derivatives. In addition, other income decreased by $1.7 million due to a decrease in fees related to our customer interest rate swap derivatives. These decreases were partially offset by a $2.3 million increase in fees, exchange, merchant income, and other service charges due to higher ATM, merchant services, and debit and credit card transaction volume.

Noninterest Expense

Noninterest expense was $101.7 million in the fourth quarter of 2021, an increase of $3.0 million or 3% compared to the fourth quarter of 2020.  This increase was primarily due to a $9.2 million increase in salaries and benefits due to increase in corporate incentive plans, medical, dental, and life insurance and share-based compensation of $3.6 million, $2.5 million and $1.4 million, respectively. These increases were offset by $5.5 million decrease in net occupancy expense primarily due to the closure of 12 branches in the fourth quarter of 2020 for a total exit cost of $5.6 million.

Provision for Income Taxes

The provision for income taxes was $13.1 million in the fourth quarter of 2021, an increase of $4.6 million or 53% compared to the fourth quarter of 2020.  The effective tax rate for the fourth quarter of 2021 was 17.08% compared with an effective tax rate of 16.87% for the fourth quarter of 2020.  The difference in the effective tax rate in the fourth quarter of 2021 compared to the same period of 2020 was primarily due to higher pretax income in 2021, partially offset by higher tax benefits in 2021.

Common Stock Repurchase Program

In the fourth quarter of 2021, we repurchased 87,500 shares of our common stock under our share repurchase program at an average cost per share of $83.83 and a total cost of $7.3 million. See Note 11 to the Consolidated Financial Statements for more information related to our common stock repurchase program.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Bank of Hawaii Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s loans and leases portfolio and associated allowance for credit losses (the “Allowance”) totaled $12.3 billion and $157.8 million, respectively. As discussed in Note 1 to the consolidated financial statements, the Company’s current expected credit loss is an estimate of the credit losses expected over the life of an exposure (or pool of exposures). Management’s estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans (environmental factor). The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period. This includes a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration, as well as additional factors that may not be reflected in the net charge-off forecast.

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

To test the identification and measurement of the qualitative adjustments and qualitative overlay included in management’s estimate of the Allowance, we evaluated the Allowance methodology used, including management’s consideration of the individual loan portfolio segments, and tested the completeness and accuracy of data from underlying systems and the data warehouse that was used in the determination of qualitative adjustments and qualitative overlay. We further evaluated management’s assessment of the qualitative adjustments and qualitative overlay by obtaining an understanding of the basis for any changes in underlying environmental factor adjustments and reasonable and supportable period and giving consideration to qualitative adjustments and qualitative overlay and other information available within the Company and from external sources focusing on both corroborating and any contrary evidence.

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

Honolulu, Hawaii

February 28, 2022

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Interest Income
Interest and Fees on Loans and Leases	$398,616	$417,498	$439,012
Income on Investment Securities
Available-for-Sale	64,550	61,294	62,174
Held-to-Maturity	61,955	66,055	81,616
Deposits	10	14	41
Funds Sold	883	902	3,553
Other	702	661	1,001
Total Interest Income	526,716	546,424	587,397
Interest Expense
Deposits	15,216	32,966	68,374
Securities Sold Under Agreements to Repurchase	13,260	15,281	17,522
Funds Purchased	7	95	840
Short-Term Borrowings	—	62	38
Other Debt	943	1,698	2,908
Total Interest Expense	29,426	50,102	89,682
Net Interest Income	497,290	496,322	497,715
Provision for Credit Losses	(50,500)	117,800	16,000
Net Interest Income After Provision for Credit Losses	547,790	378,522	481,715
Noninterest Income
Trust and Asset Management	46,068	43,456	44,233
Mortgage Banking	14,964	17,871	13,686
Service Charges on Deposit Accounts	25,564	24,910	30,074
Fees, Exchange, and Other Service Charges	55,457	47,056	57,893
Investment Securities Gains (Losses), Net	(1,297)	9,932	(3,986)
Annuity and Insurance	3,224	3,362	6,934
Bank-Owned Life Insurance	7,784	7,388	7,015
Other	19,589	30,434	27,489
Total Noninterest Income	171,353	184,409	183,338
Noninterest Expense
Salaries and Benefits	228,293	207,329	216,106
Net Occupancy	26,244	39,533	33,800
Net Equipment	35,703	35,448	29,295
Data Processing	20,297	18,499	18,757
Professional Fees	12,895	12,186	10,071
FDIC Insurance	6,536	5,780	5,192
Other	63,621	55,032	66,006
Total Noninterest Expense	393,589	373,807	379,227
Income Before Provision for Income Taxes	325,554	189,124	285,826
Provision for Income Taxes	72,182	35,320	59,913
Net Income	$253,372	$153,804	$225,913
Preferred Stock Dividends	2,975	—	—
Net Income Available to Common Shareholders	$250,397	$153,804	$225,913
Basic Earnings Per Common Share	$6.29	$3.87	$5.59
Diluted Earnings Per Common Share	$6.25	$3.86	$5.56
Dividends Declared Per Common Share	$2.74	$2.68	$2.59
Basic Weighted Average Common Shares	39,837,798	39,726,210	40,384,328
Diluted Weighted Average Common Shares	40,053,664	39,892,107	40,649,570

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net Income	$253,372	$153,804	$225,913
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Gains (Losses) on Investment Securities	(83,958)	43,428	22,677
Defined Benefit Plans	9,754	(4,494)	(2,746)
Other Comprehensive Income (Loss)	(74,204)	38,934	19,931
Comprehensive Income	$179,168	$192,738	$245,844

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Interest-Bearing Deposits in Other Banks	$2,571	$1,646
Funds Sold	361,536	333,022
Investment Securities
Available-for-Sale	4,276,056	3,791,689
Held-to-Maturity (Fair Value of $4,646,619 and $3,348,693)	4,694,780	3,262,727
Loans Held for Sale	26,746	82,565
Loans and Leases	12,259,076	11,940,020
Allowance for Credit Losses	(157,821)	(216,252)
Net Loans and Leases	12,101,255	11,723,768
Total Earning Assets	21,462,944	19,195,417
Cash and Due From Banks	196,327	279,420
Premises and Equipment, Net	199,393	199,695
Operating Lease Right-of-Use Assets	95,621	99,542
Accrued Interest Receivable	45,242	49,303
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	22,251	19,652
Goodwill	31,517	31,517
Bank-Owned Life Insurance	344,587	291,480
Other Assets	384,727	435,293
Total Assets	$22,784,941	$20,603,651

Liabilities
Deposits
Noninterest-Bearing Demand	$7,275,287	$5,749,612
Interest-Bearing Demand	4,628,567	4,040,733
Savings	7,456,165	6,759,213
Time	1,000,089	1,662,063
Total Deposits	20,360,108	18,211,621
Securities Sold Under Agreements to Repurchase	450,490	600,590
Other Debt	10,391	60,481
Operating Lease Liabilities	103,210	107,412
Retirement Benefits Payable	38,494	51,197
Accrued Interest Payable	2,499	5,117
Taxes Payable and Deferred Taxes	11,901	2,463
Other Liabilities	196,237	190,263
Total Liabilities	21,173,330	19,229,144
Commitments, Contingencies, and Guarantees (Note 20 and Note 23)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: December 31, 2021 - 180,000)	180,000	—
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: December 31, 2021 - 58,554,669 / 40,253,193 and December 31, 2020 - 58,285,624 / 40,119,312)	581	580
Capital Surplus	602,508	591,360
Accumulated Other Comprehensive Income (Loss)	(66,382)	7,822
Retained Earnings	1,950,375	1,811,979
Treasury Stock, at Cost (Shares: December 31, 2021 - 18,301,476 and December 31, 2020 - 18,166,312)	(1,055,471)	(1,037,234)
Total Shareholders’ Equity	1,611,611	1,374,507
Total Liabilities and Shareholders’ Equity	$22,784,941	$20,603,651

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except share amounts)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2018	—	$—	41,499,898	$577	$571,704	$(51,043)	$1,641,314	$(894,352)	$1,268,200
Net Income	—	—	—	—	—	—	225,913	—	225,913
Other Comprehensive Income	—	—	—	—	—	19,931	—	—	19,931
Share-Based Compensation	—	—	—	—	8,337	—	—	—	8,337
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	212,924	2	2,525	—	(334)	5,385	7,578
Common Stock Repurchased	—	—	(1,673,127)	—	—	—	—	(137,649)	(137,649)
Cash Dividends Declared Common Stock ($2.59 per share)	—	—	—	—	—	—	(105,478)	—	(105,478)
Balance as of December 31, 2019	—	$—	40,039,695	$579	$582,566	$(31,112)	$1,761,415	$(1,026,616)	$1,286,832

Net Income	—	—	—	—	—	—	153,804	—	153,804
Other Comprehensive Income	—	—	—	—	—	38,934	—	—	38,934
Cumulative Change in Accounting Principle	—	—	—	—	—	—	3,632	—	3,632
Share-Based Compensation	—	—	—	—	7,577	—	—	—	7,577
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	283,482	1	1,217	—	562	7,388	9,168
Common Stock Repurchased	—	—	(203,865)	—	—	—	—	(18,006)	(18,006)
Cash Dividends Declared Common Stock ($2.68 per share)	—	—	—	—	—	—	(107,434)	—	(107,434)
Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507

Net Income	—	—	—	—	—	—	253,372	—	253,372
Other Comprehensive Loss	—	—	—	—	—	(74,204)	—	—	(74,204)
Share-Based Compensation	—	—	—	—	13,267	—	—	—	13,267
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and
Equity Compensation Plans	—	—	507,121	1	2,394	—	(1,368)	13,021	14,048
Common Stock Repurchased	—	—	(373,240)	—	—	—	—	(31,258)	(31,258)
Cash Dividends Declared Common Stock ($2.74 per share)	—	—	—	—	—	—	(110,633)	—	(110,633)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(2,975)	—	(2,975)
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611

The accompanying notes are an integral part of the Consolidated Financial Statements.

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Operating Activities
Net Income	$253,372	$153,804	$225,913
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(50,500)	117,800	16,000
Depreciation and Amortization	21,084	20,205	17,268
Amortization of Deferred Loans and Leases (Fees) Costs, Net	(16,728)	(3,197)	476
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	36,488	27,586	20,683
Amortization of Operating Lease Right-of-Use-Assets	11,493	12,281	12,616
Share-Based Compensation	13,267	7,578	8,337
Benefit Plan Contributions	(1,687)	(1,615)	(1,926)
Deferred Income Taxes	3,020	(42,586)	(15,415)
Gains on Sale of Premises and Equipment	(8,655)	(1,850)	(558)
Impairment on Leveraged Lease	—	2,951	—
Impairment on ISB Closures and ATMs	—	4,168	—
Net Gains on Sales of Loans and Leases	(14,889)	(12,875)	(10,357)
Net (Gains) Losses on Investment Securities	1,297	(9,932)	3,986
Proceeds from Sales of Loans Held for Sale	508,199	394,196	487,436
Originations of Loans Held for Sale	(408,210)	(394,649)	(510,909)
Net Tax Benefits from Share-Based Compensation	1,611	485	727
Net Change in Other Assets and Other Liabilities	27,989	(127,934)	(20,039)
Net Cash Provided by Operating Activities	377,151	146,416	234,238

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	1,487,043	1,003,432	1,873,700
Purchases	(2,100,693)	(2,114,912)	(1,456,901)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	1,221,585	1,420,853	794,157
Purchases	(2,676,376)	(1,661,180)	(1,380,430)
Net Change in Loans and Leases	(342,767)	(990,169)	(550,533)
Premises and Equipment, Net	(22,372)	(33,287)	(53,900)
Proceeds from Sale of Premises and Equipment	10,246	1,981	639
Net Cash Used in Investing Activities	(2,423,334)	(2,373,282)	(773,268)

Financing Activities
Net Change in Deposits	2,148,487	2,427,147	757,241
Net Change in Short-Term Borrowings	(150,100)	(3,716)	99,811
Proceeds from Other Debt	—	50,000	—
Repayments of Other Debt	(50,090)	(75,084)	(50,078)
Proceeds from Issuance of Preferred Stock	175,487	—	—
Proceeds from Issuance of Common Stock	13,611	9,389	7,872
Repurchase of Common Stock	(31,258)	(18,006)	(137,649)
Cash Dividends Paid on Common Stock	(110,633)	(107,434)	(105,478)
Cash Dividends Paid on Preferred Stock	(2,975)	—	—
Net Cash Provided by Financing Activities	1,992,529	2,282,296	571,719

Net Change in Cash and Cash Equivalents	(53,654)	55,430	32,689
Cash and Cash Equivalents at Beginning of Period	614,088	558,658	525,969
Cash and Cash Equivalents at End of Period	$560,434	$614,088	$558,658
Supplemental Information
Cash Paid for Interest	$32,044	$53,026	$89,894
Cash Paid for Income Taxes	48,764	60,182	58,152
Non-Cash Investing and Financing Activities:
Initial Recognition of Operating Lease Right-of-Use Assets	—	—	106,514
Initial Recognition of Operating Lease Liabilities	—	—	113,394
Transfer from Loans to Foreclosed Real Estate	—	—	2,070
Transfers from Loans to Loans Held for Sale	34,647	32,423	—

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

Unfunded commitments to fund these low-income housing partnerships were $44.0 million and $53.0 million as of December 31, 2021, and December 31, 2020, respectively.  These unfunded commitments are unconditional and legally binding and are recorded in other liabilities in the consolidated statements of condition.  See Note 18 Affordable Housing Projects Tax Credit Partnerships for more information.

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

The investments in these entities are initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities.  The balance of the Company’s investments in these entities was $136.6 million and $143.0 million as of December 31, 2021, and December 31, 2020, respectively, and is included in other assets in the consolidated statements of condition.

Investment Securities

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities as of December 31, 2021 or December 31, 2020.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company’s interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities, comprised of debt and mortgage-backed securities, are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  If the modification met certain conditions, the modification did not need to be accounted for as a TDR.

Reserve for Credit Losses

The Company’s reserve for credit losses is comprised of the Allowance and the Unfunded Reserve.  As of December 31, 2021, the reserve for credit losses also included a reserve for accrued interest receivable related to loans in which interest payment forbearances were granted to borrowers impacted by the COVID-19 pandemic.

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

The Company also incorporates a reasonable and supportable (“R&S”) loss forecast period, which is currently one year, to account for the effect of forecasted economic conditions and other factors on the performance of the commercial portfolio, which could differ from historical loss experience.  The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans and leases, and risk rating migration.  The asset quality review is reviewed by management and the results are used to consider qualitative adjustments to the quantitative baseline.  After the one-year R&S loss forecast period, this adjustment assumes an immediate reversion to historical loss rates for the remaining expected life of the loan.

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

Allowance for Credit Losses - Available-for-Sale (“AFS”) Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost.  Although ASU No. 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model.  One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  As of December 31, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.  See Note 3 Investment Securities for more information.

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

Reserve for Unfunded Commitments

The Unfunded Reserve represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit.  However, a liability is not recognized for commitments unconditionally cancellable by the Company.  The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of condition).  For the year ended December 31, 2021, the offsetting adjustment to the reserve was recognized in provision for credit losses in the consolidated statements of income.  In previous reporting periods, the offsetting provision was recorded in other noninterest expense.  The Unfunded Reserve is determined by estimating future draws and applying the expected loss rates on those draws.  Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken).  To estimate future draws on unfunded balances, current utilization rates are compared to historical utilization rates.  If current utilization rates are below historical utilization rates, the rate difference is applied to the committed balance to estimate the future draw.  Loss rates are estimated by utilizing the same loss rates calculated for the Allowance general reserves.  For the commercial portfolio, the historical loss rates were calculated utilizing the Cohort methodology, while the consumer portfolio utilized the Vintage methodology.

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

The Company performs its annual evaluation of goodwill impairment in the fourth quarter of each year and on an interim basis if events or changes in circumstances indicate that there may be impairment.  The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The qualitative factors considered include, but are not limited to, macroeconomic and State of Hawaii economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment.  If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise an impairment test is performed.  Prior to 2017, the goodwill impairment test was a two-step test.  The first step compared the estimated fair value of identified reporting units with their carrying amount, including goodwill.  If the estimated fair value of a reporting unit was less than the carrying value, the second step was required to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any.  In 2017, the Company elected to early adopt ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.”  The guidance removed Step 2 of the goodwill impairment test.  Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance remained largely unchanged.  Subsequent reversals of goodwill impairment are prohibited.  For the year ended December 31, 2021, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.

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

Securities Sold Under Agreements to Repurchase

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective asset accounts.  See Note 19 Securities Sold Under Agreements to Repurchase for more information.

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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial gains or losses.  Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains or losses.  The net periodic pension and postretirement benefit costs are recognized in salaries and wages in the consolidated statements of income.  Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income.  The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining expected lives of the pension plan participants and over the average remaining future service years of the postretirement benefit plan participants.  The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

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

The Company maintains reserves for certain tax positions that arise in the normal course of business.  As of December 31, 2021, these positions were evaluated based on an assessment of probabilities as to the likelihood of whether a liability had been incurred.  Such assessments are reviewed as events occur and adjustments to the reserves are made as appropriate.  In evaluating a tax position for recognition, the Company evaluates whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s Consolidated Financial Statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon ultimate settlement.

Preferred Stock Issuance

On June 15, 2021, the Company issued and sold 7,200,000 depositary shares (the “depositary shares”), each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”).  The Series A Preferred Stock has a liquidation preference of $1,000 per share.  Net proceeds, after underwriting discounts and expenses, totaled $175.5 million.  Dividends on the Series A Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that the Company has legally available funds to pay dividends.  If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 4.375% per annum.  Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law.  The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2026 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

Treasury Stock

Shares of the Parent’s common stock that are repurchased are recorded in treasury stock at cost.  On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, assuming conversion of all potentially dilutive common stock equivalents.

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

Share-Based Compensation

The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock and restricted stock units.  The fair value of restricted stock is determined based on the closing price of the Parent’s common stock on the date of grant.  The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards, plus additional recognition of costs associated with accelerated vesting based on the projected attainment of Company performance measures.  Restricted stock units (“RSUs”) are payable solely in cash which are accounted for as other liabilities in the consolidated statements of condition.  The fair value of RSUs is initially valued based on the closing price of the Parent’s common stock on the date of grant and is amortized in the statement of income over the vesting period.  The RSUs are subsequently remeasured in the same manner described above at the end of each reporting period until settlement.

Advertising Costs

Advertising costs are expensed the first time that advertising takes place.  Advertising costs were $9.6 million, $8.3 million, and $6.1 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

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

See Note 14 Employee Benefits and Note 21 Fair Value of Assets and Liabilities for the required fair value measurement disclosures.

Recent Accounting Standards Adopted

The Company adopted ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” on January 1, 2020, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings, as of January 1, 2020 (i.e., modified retrospective approach).  Upon adoption of the standard, the Company recorded a $5.1 million decrease to the reserve for credit losses, which resulted in a $3.6 million after-tax increase to retained earnings as of January 1, 2020.  The tax effect resulted in an increase to deferred tax liabilities.  This “Day 1” impact of CECL adoption is summarized below:

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

Note 2.  Restrictions on Cash and Cash and Cash Equivalents

The Company is required to maintain cash on hand or on deposit with the FRB based on the amount of certain customer deposits, mainly checking accounts.  The FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 25, 2020, therefore, there were no required reserve balances as of December 31, 2021 and December 31, 2020.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Interest-Bearing Deposits in Other Banks	$2,571	$1,646
Funds Sold	361,536	333,022
Cash and Due From Banks	196,327	279,420
Total Cash and Cash Equivalents	$560,434	$614,088

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2021, December 31, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,858	$1,513	$(284)	$250,087
Debt Securities Issued by States and Political Subdivisions	74,743	1,080	(5)	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	33	(11)	1,780
Debt Securities Issued by Corporations	384,590	2,339	(3,816)	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	9,818	(18,766)	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	4,792	(42,247)	2,090,326
Commercial - Government Agencies	155,164	1,885	(1,159)	155,890
Total Mortgage-Backed Securities	3,610,935	16,495	(62,172)	3,565,258
Total	$4,320,884	$21,460	$(66,288)	$4,276,056
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,495	$287	$(643)	$131,139
Debt Securities Issued by Corporations	20,316	76	(249)	20,143
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	12,139	(30,621)	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	15,508	(32,627)	2,269,761
Commercial - Government Agencies	481,695	324	(12,355)	469,664
Total Mortgage-Backed Securities	4,542,969	27,971	(75,603)	4,495,337
Total	$4,694,780	$28,334	$(76,495)	$4,646,619
December 31, 2020
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$174,409	$427	$(591)	$174,245
Debt Securities Issued by States and Political Subdivisions	23,540	1,301	(1)	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	985	77	—	1,062
Debt Securities Issued by Corporations	220,717	4,844	(956)	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	1,561,603	33,657	(445)	1,594,815
Residential - U.S. Government-Sponsored Enterprises	1,497,353	21,254	(324)	1,518,283
Commercial - Government Agencies	243,029	10,868	(58)	253,839
Total Mortgage-Backed Securities	3,301,985	65,779	(827)	3,366,937
Total	$3,721,636	$72,428	$(2,375)	$3,791,689
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$7,500	$8	$(8)	$7,500
Debt Securities Issued by States and Political Subdivisions	33,763	741	—	34,504
Debt Securities Issued by Corporations	12,031	251	—	12,282
Mortgage-Backed Securities:
Residential - Government Agencies	917,459	30,580	(29)	948,010
Residential - U.S. Government-Sponsored Enterprises	2,099,053	51,735	(291)	2,150,497
Commercial - Government Agencies	192,921	3,179	(200)	195,900
Total Mortgage-Backed Securities	3,209,433	85,494	(520)	3,294,407
Total	$3,262,727	$86,494	$(528)	$3,348,693
December 31, 2019
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$222,365	$213	$(1,447)	$221,131
Debt Securities Issued by States and Political Subdivisions	54,480	631	(14)	55,097
Debt Securities Issued by U.S. Government-Sponsored Enterprises	22,128	19	—	22,147
Debt Securities Issued by Corporations	335,553	1,401	(633)	336,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,164,466	11,627	(3,267)	1,172,826
Residential - U.S. Government-Sponsored Enterprises	584,272	4,363	(1,874)	586,761
Commercial - Government Agencies	224,372	2,889	(2,541)	224,720
Total Mortgage-Backed Securities	1,973,110	18,879	(7,682)	1,984,307
Total	$2,607,636	$21,143	$(9,776)	$2,619,003
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$274,375	$1,319	$(31)	$275,663
Debt Securities Issued by States and Political Subdivisions	54,811	1,236	—	56,047
Debt Securities Issued by Corporations	14,975	—	(138)	14,837
Mortgage-Backed Securities:
Residential - Government Agencies	1,067,416	13,247	(5,348)	1,075,315
Residential - U.S. Government-Sponsored Enterprises	1,546,479	13,871	(2,478)	1,557,872
Commercial - Government Agencies	84,238	317	(1,407)	83,148
Total Mortgage-Backed Securities	2,698,133	27,435	(9,233)	2,716,335
Total	$3,042,294	$29,990	$(9,402)	$3,062,882

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $8.4 million and $6.6 million as of December 31, 2021, and December 31, 2020, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $8.2 million and $6.8 million as of December 31, 2021, and December 31, 2020, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of December 31, 2021.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$972	$978
Due After One Year Through Five Years	214,558	215,275
Due After Five Years Through Ten Years	347,391	345,996
Due After Ten Years	13,130	13,305
	576,051	575,554
Debt Securities Issued by Government Agencies	133,898	135,244
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	2,090,326
Commercial - Government Agencies	155,164	155,890
Total Mortgage-Backed Securities	3,610,935	3,565,258
Total	$4,320,884	$4,276,056
Held-to-Maturity:
Due After One Year Through Five Years	$16,537	$16,391
Due After Five Years Through Ten Years	123,996	123,862
Due After Ten Years	11,278	11,029
	151,811	151,282
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	2,269,761
Commercial - Government Agencies	481,695	469,664
Total Mortgage-Backed Securities	4,542,969	4,495,337
Total	$4,694,780	$4,646,619

Investment securities with carrying values of $2.9 billion and $3.6 billion as of December 31, 2021, and December 31, 2020, respectively, were pledged to secure deposits of governmental entities and securities sold under agreements to repurchase.

The table below presents the gains and losses from the sales of investment securities for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

(dollars in thousands)	2021	2020	2019
Gross Gains on Sales of Investment Securities	$3,825	$14,257	$7,810
Gross Losses on Sales of Investment Securities	(5,122)	(4,325)	(11,796)
Net Gains (Losses) on Sales of Investment Securities	$(1,297)	$9,932	$(3,986)

The losses on sales of investment securities during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,455	$(195)	$9,995	$(89)	$61,450	$(284)
Debt Securities Issued by States and Political Subdivisions	643	(5)	—	—	643	(5)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	814	(10)	49	(1)	863	(11)
Debt Securities Issued by Corporations	249,629	(2,846)	64,029	(970)	313,658	(3,816)
Mortgage-Backed Securities:
Residential - Government Agencies	810,157	(17,131)	41,471	(1,635)	851,628	(18,766)
Residential - U.S. Government-Sponsored Enterprises	1,670,500	(35,711)	180,205	(6,536)	1,850,705	(42,247)
Commercial - Government Agencies	25,664	(223)	21,810	(936)	47,474	(1,159)
Total Mortgage-Backed Securities	2,506,321	(53,065)	243,486	(9,107)	2,749,807	(62,172)
Total	$2,808,862	$(56,121)	$317,559	$(10,167)	$3,126,421	$(66,288)
December 31, 2020 ¹
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$21,338	$(42)	$87,070	$(549)	$108,408	$(591)
Debt Securities Issued by States and Political Subdivisions	—	—	26	(1)	26	(1)
Debt Securities Issued by Corporations	65,000	(853)	50,000	(103)	115,000	(956)
Mortgage-Backed Securities:
Residential - Government Agencies	113,538	(222)	28,063	(223)	141,601	(445)
Residential - U.S. Government-Sponsored Enterprises	94,002	(324)	—	—	94,002	(324)
Commercial - Government Agencies	25,075	(58)	—	—	25,075	(58)
Total Mortgage-Backed Securities	232,615	(604)	28,063	(223)	260,678	(827)
Total	$318,953	$(1,499)	$165,159	$(876)	$484,112	$(2,375)

¹ The fair value and gross unrealized losses as of December 31, 2020, have been updated to properly reflect the length of time they were in a continuous unrealized loss position.

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of December 31, 2021, which were comprised of 231 individual securities, represent a credit loss impairment. The gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company do not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2021.

Interest income from taxable and non-taxable investment securities for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Taxable	$125,529	$125,291	$137,204
Non-Taxable	976	2,058	6,586
Total Interest Income from Investment Securities	$126,505	$127,349	$143,790

As of December 31, 2021, and December 31, 2020, the carrying value of the Company’s Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) stock and Federal Reserve Bank stock was as follows:

	December 31,
(dollars in thousands)	2021	2020
Federal Home Loan Bank of Des Moines Stock	$10,000	$12,000
Federal Reserve Bank Stock	26,624	21,340
Total	$36,624	$33,340

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

Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares.  In December 2021, Visa announced a reduction of the conversion rate from 1.6228 to 1.6181 effective December 29, 2021.  See Note 17 Derivative Financial Instruments for more information.

During the second quarter of 2020, the Company sold its remaining 80,214 Visa Class B Shares and recorded a $14.2 million gain on sale.  As a result of this sale, the Company no longer owns any Visa Class B shares.

Note 4.  Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of December 31, 2021, and December 31, 2020:

	December 31,
(dollars in thousands)	2021	2020
Commercial
Commercial and Industrial	$1,361,921	$1,357,610
PPP [1]	126,779	517,683
Commercial Mortgage	3,152,130	2,854,829
Construction	220,254	259,798
Lease Financing	105,108	110,766
Total Commercial	4,966,192	5,100,686
Consumer
Residential Mortgage	4,309,602	4,130,513
Home Equity	1,836,588	1,604,538
Automobile	736,565	708,800
Other [2]	410,129	395,483
Total Consumer	7,292,884	6,839,334
Total Loans and Leases	$12,259,076	$11,940,020
[1]	The PPP amounts presented, which are reported net of deferred costs and fees, were previously included as a component of the Commercial and Industrial loan class.
[2]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income, were $7.1 million, $15.4 million, and $5.3 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.  Net gains on sales of commercial loans were not material for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote.  As of December 31, 2021, and December 31, 2020, accrued interest receivable for loans totaled $28.7 million and $35.9 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the SBA, which provided loans to small businesses who were affected by economic conditions as a result of the COVID-19 pandemic to provide cash flow assistance to employers who maintain their eligible costs during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA paid the Company fees for processing PPP loans. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.

Allowance for Credit Losses (the “Allowance”)

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the Company’s adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the Allowance from December 31, 2019.

The following presents by portfolio segment, the activity in the Allowance for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

(dollars in thousands)	Commercial	Consumer	Total
For the Year Ended December 31, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(1,117)	(16,202)	(17,319)
Recoveries on Loans and Leases Previously Charged-Off	506	10,848	11,354
Net Loans and Leases Recovered (Charged-Off)	(611)	(5,354)	(5,965)
Provision for Credit Losses	(19,286)	(33,180)	(52,466)
Balance at End of Period	$64,950	$92,871	$157,821

For the Year Ended December 31, 2020
Allowance for Credit Losses:
Balance at Beginning of Period (December 31, 2019)	$73,801	$36,226	$110,027
CECL Adoption (Day 1) Impact	(18,789)	17,052	(1,737)
Balance at Beginning of Period (January 1, 2020)	55,012	53,278	108,290
Loans and Leases Charged-Off	(1,697)	(19,341)	(21,038)
Recoveries on Loans and Leases Previously Charged-Off	2,328	11,572	13,900
Net Loans and Leases Recovered (Charged-Off)	631	(7,769)	(7,138)
Provision for Credit Losses	29,204	85,896	115,100
Balance at End of Period	$84,847	$131,405	$216,252

For the Year Ended December 31, 2019
Allowance for Credit Losses:
Balance at Beginning of Period	$66,874	$39,819	$106,693
Loans and Leases Charged-Off	(2,738)	(21,217)	(23,955)
Recoveries on Loans and Leases Previously Charged-Off	1,513	9,776	11,289
Net Loans and Leases Recovered (Charged-Off)	(1,225)	(11,441)	(12,666)
Provision for Credit Losses	8,152	7,848	16,000
Balance at End of Period	$73,801	$36,226	$110,027

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

The following are the definitions of the Company’s credit quality indicators:

Pass:

Loans and leases in all classes within the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan or lease agreement.  Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered Pass if the current loan-to-value ratio is 60% or less.  Home equity loans that are past due 90 days or more as to principal or interest may be considered Pass if: a) the home equity loan is in first lien position and the current loan-to-value ratio is 60% or less; or b) the first mortgage is with the Company and the current combined loan-to-value ratio is 60% or less.

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

For Pass rated credits in the commercial portfolio, most risk ratings are certified at a minimum annually.  For Special Mention or Classified Credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2021.

	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2021
Commercial
Commercial and Industrial
Pass	$455,984	$301,646	$79,826	$68,026	$27,246	$75,321	$256,240	$471	$1,264,760
Special Mention	1,966	32,667	-	-	-	101	27,031	-	61,765
Classified	10,851	1,919	87	1,990	505	17,481	2,509	54	35,396
Total Commercial and Industrial	$468,801	$336,232	$79,913	$70,016	$27,751	$92,903	$285,780	$525	$1,361,921
PPP
Pass	$86,484	$40,295	$-	$-	$-	$-	$-	$-	$126,779
Total PPP	$86,484	$40,295	$-	$-	$-	$-	$-	$-	$126,779
Commercial Mortgage
Pass	$958,719	$736,155	$338,160	$261,991	$178,436	$459,337	$53,386	$-	$2,986,184
Special Mention	68,768	39,773	-	30,000	-	6,069	-	-	144,610
Classified	3,740	7,815	640	-	-	9,141	-	-	21,336
Total Commercial Mortgage	$1,031,227	$783,743	$338,800	$291,991	$178,436	$474,547	$53,386	$-	$3,152,130
Construction
Pass	$67,069	$94,878	$40,051	$-	$596	$-	$17,660	$-	$220,254
Total Construction	$67,069	$94,878	$40,051	$-	$596	$-	$17,660	$-	$220,254
Lease Financing
Pass	$21,637	$15,075	$15,697	$9,902	$2,004	$39,937	$-	$-	$104,252
Classified	-	-	-	856	-	-	-	-	856
Total Lease Financing	$21,637	$15,075	$15,697	$10,758	$2,004	$39,937	$-	$-	$105,108
Total Commercial	$1,675,218	$1,270,223	$474,461	$372,765	$208,787	$607,387	$356,826	$525	$4,966,192
Consumer
Residential Mortgage
Pass	$1,392,337	$1,131,330	$367,525	$177,215	$255,451	$982,306	$-	$-	$4,306,164
Classified	-	-	294	-	2,279	865	-	-	3,438
Total Residential Mortgage	$1,392,337	$1,131,330	$367,819	$177,215	$257,730	$983,171	$-	$-	$4,309,602
Home Equity
Pass	$-	$-	$-	$-	$-	$2,934	$1,793,142	$35,141	$1,831,217
Classified	-	-	-	-	-	110	4,614	647	5,371
Total Home Equity	$-	$-	$-	$-	$-	$3,044	$1,797,756	$35,788	$1,836,588
Automobile
Pass	$301,285	$152,022	$138,887	$91,411	$33,268	$18,963	$-	$-	$735,836
Classified	165	85	134	137	120	88	-	-	729
Total Automobile	$301,450	$152,107	$139,021	$91,548	$33,388	$19,051	$-	$-	$736,565
Other[1]
Pass	$172,735	$49,769	$92,983	$44,489	$16,218	$6,444	$25,622	$1,444	$409,704
Classified	39	90	183	47	27	17	22	-	425
Total Other	$172,774	$49,859	$93,166	$44,536	$16,245	$6,461	$25,644	$1,444	$410,129
Total Consumer	$1,866,561	$1,333,296	$600,006	$313,299	$307,363	$1,011,727	$1,823,400	$37,232	$7,292,884
Total Loans and Leases	$3,541,779	$2,603,519	$1,074,467	$686,064	$516,150	$1,619,114	$2,180,226	$37,757	$12,259,076
[1]	Comprised of other revolving credit, installment, and lease financing.

For the year ended December 31, 2021, $4.1 million in revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2020 [2]
Commercial
Commercial and Industrial
Pass	$426,780	$149,024	$149,468	$49,385	$52,354	$68,269	$342,339	$847	$1,238,466
Special Mention	11,702	42	-	-	110	95	32,319	52	44,320
Classified	32,208	1,734	2,266	777	19	19,166	18,529	125	74,824
Total Commercial and Industrial	$470,690	$150,800	$151,734	$50,162	$52,483	$87,530	$393,187	$1,024	$1,357,610
PPP
Pass	$517,683	$-	$-	$-	$-	$-	$-	$-	$517,683
Total PPP	$517,683	$-	$-	$-	$-	$-	$-	$-	$517,683
Commercial Mortgage
Pass	$847,676	$458,472	$350,363	$245,157	$267,860	$425,157	$76,869	$-	$2,671,554
Special Mention	66,523	28,418	291	7,117	8,665	5,035	-	-	116,049
Classified	49,640	655	2,783	274	4,742	9,132	-	-	67,226
Total Commercial Mortgage	$963,839	$487,545	$353,437	$252,548	$281,267	$439,324	$76,869	$-	$2,854,829
Construction
Pass	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Total Construction	$106,508	$105,731	$11,275	$8,133	$-	$-	$28,151	$-	$259,798
Lease Financing
Pass	$19,906	$20,132	$13,785	$4,202	$9,657	$41,755	$-	$-	$109,437
Classified	33	67	1,092	42	95	-	-	-	1,329
Total Lease Financing	$19,939	$20,199	$14,877	$4,244	$9,752	$41,755	$-	$-	$110,766
Total Commercial	$2,078,659	$764,275	$531,323	$315,087	$343,502	$568,609	$498,207	$1,024	$5,100,686
Consumer
Residential Mortgage
Pass	$1,300,831	$576,452	$295,522	$454,165	$545,798	$954,120	$-	$-	$4,126,888
Classified	-	294	-	1,032	-	2,299	-	-	3,625
Total Residential Mortgage	$1,300,831	$576,746	$295,522	$455,197	$545,798	$956,419	$-	$-	$4,130,513
Home Equity
Pass	$-	$-	$-	$-	$-	$4,449	$1,556,671	$37,559	$1,598,679
Classified	-	-	-	-	-	88	4,693	1,078	5,859
Total Home Equity	$-	$-	$-	$-	$-	$4,537	$1,561,364	$38,637	$1,604,538
Automobile
Pass	$219,218	$213,914	$158,216	$68,776	$33,899	$13,850	$-	$-	$707,873
Classified	101	245	171	113	161	136	-	-	927
Total Automobile	$219,319	$214,159	$158,387	$68,889	$34,060	$13,986	$-	$-	$708,800
Other[1]
Pass	$71,042	$145,549	$92,993	$39,770	$9,225	$2,189	$32,070	$1,485	$394,323
Classified	51	419	375	167	42	21	85	-	1,160
Total Other	$71,093	$145,968	$93,368	$39,937	$9,267	$2,210	$32,155	$1,485	$395,483
Total Consumer	$1,591,243	$936,873	$547,277	$564,023	$589,125	$977,152	$1,593,519	$40,122	$6,839,334
Total Loans and Leases	$3,669,902	$1,701,148	$1,078,600	$879,110	$932,627	$1,545,761	$2,091,726	$41,146	$11,940,020

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Certain prior period information has been reclassified to conform to current presentations.

For the year ended December 31, 2020, $2.9 million in revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of December 31, 2021, and December 31, 2020.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of December 31, 2021
Commercial
Commercial and Industrial	$2,006	$14	$—	$243	$2,263	$1,359,658	$1,361,921	$151
PPP	—	—	—	—	—	126,779	126,779	—
Commercial Mortgage	—	—	—	8,205	8,205	3,143,925	3,152,130	8,205
Construction	—	—	—	—	—	220,254	220,254	—
Lease Financing	—	—	—	—	—	105,108	105,108	—
Total Commercial	2,006	14	—	8,448	10,468	4,955,724	4,966,192	8,356
Consumer
Residential Mortgage	2,046	1,263	3,159	3,305	9,773	4,299,829	4,309,602	—
Home Equity	1,791	748	3,456	4,881	10,876	1,825,712	1,836,588	1,544
Automobile	7,804	1,495	729	—	10,028	726,537	736,565	—
Other [1]	2,686	904	426	—	4,016	406,113	410,129	—
Total Consumer	14,327	4,410	7,770	8,186	34,693	7,258,191	7,292,884	1,544
Total	$16,333	$4,424	$7,770	$16,634	$45,161	$12,213,915	$12,259,076	$9,900

As of December 31, 2020
Commercial
Commercial and Industrial	$191	$59	$—	$441	$691	$1,356,919	$1,357,610	$285
PPP	—	—	—	—	—	517,683	517,683	—
Commercial Mortgage	—	—	—	8,527	8,527	2,846,302	2,854,829	4,983
Construction	—	—	—	—	—	259,798	259,798	—
Lease Financing	—	—	—	—	—	110,766	110,766	—
Total Commercial	191	59	—	8,968	9,218	5,091,468	5,100,686	5,268
Consumer
Residential Mortgage	4,049	2,083	5,274	3,223	14,629	4,115,884	4,130,513	2,100
Home Equity	3,423	3,378	3,187	3,958	13,946	1,590,592	1,604,538	987
Automobile	6,358	2,215	925	—	9,498	699,302	708,800	—
Other [1]	2,556	1,612	1,160	—	5,328	390,155	395,483	—
Total Consumer	16,386	9,288	10,546	7,181	43,401	6,795,933	6,839,334	3,087
Total	$16,577	$9,347	$10,546	$16,149	$52,619	$11,887,401	$11,940,020	$8,355
[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest as originally structured is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of December 31, 2021, and December 31, 2020.

	December 31, 2021			December 31, 2020
(dollars in thousands)	Non-accrual loans with a specific ACL	Non-accrual loans without a specific ACL	Total Non-accrual loans	Total Non-accrual loans
Commercial
Commercial and Industrial	$243	$—	$243	$441
Commercial Mortgage	4,661	3,544	8,205	8,527
Total Commercial	4,904	3,544	8,448	8,968
Consumer
Residential Mortgage	2,959	346	3,305	3,223
Home Equity	4,881	—	4,881	3,958
Total Consumer	7,840	346	8,186	7,181
Total	$12,744	$3,890	$16,634	$16,149

All payments received while on non-accrual status are applied against the principal balance of the loan or lease. The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $70.0 million and $72.5 million as of December 31, 2021, and December 31, 2020, respectively.  As of December 31, 2021, there were $0.2 million in commitments to lend additional funds on loans modified in a TDR.  As of December 31, 2020, there were $0.5 million in commitments to lend additional funds on loans modified in a TDR.

Loans modified in a TDR may already be on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR may have the financial effect of reducing the specific Allowance associated with the loan because the potential loss has been recognized.  An Allowance for impaired commercial and consumer loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the years ended December 31, 2021, and December 31, 2020.

	Loans Modified as a TDR for the Year Ended December 31, 2021			Loans Modified as a TDR for the Year Ended December 31, 2020
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end) [1]	Increase in Allowance (as of period end)
Commercial
Commercial and Industrial	7	$251	$4	5	$203	$5
Commercial Mortgage	—	—	—	1	1,046	60
Total Commercial	7	251	4	6	1,249	65
Consumer
Residential Mortgage	15	5,889	612	—	—	—
Home Equity	11	1,793	85	10	1,246	8
Automobile	341	7,130	95	352	7,541	112
Other [2]	132	1,160	42	180	1,850	77
Total Consumer	499	15,972	834	542	10,637	197
Total	506	$16,223	$838	548	$11,886	$262
[1]	The period end balances reflect all partial paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, loans modified in a TDR that defaulted during the year ended December 31, 2021, and December 31, 2020, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Year Ended December 31, 2021		Year Ended December 31, 2020
TDRs that Defaulted During the Period, Within Twelve Months of their Modification Date (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) [1]	Number of Contracts	Recorded Investment (as of period end) [1]
Commercial
Commercial and Industrial	—	$—	1	$27
Total Commercial	—	—	1	27
Consumer
Residential Mortgage	1	521	—	—
Home Equity	4	407	—	—
Automobile	38	644	43	723
Other [2]	29	189	10	81
Total Consumer	72	1,761	53	804
Total	72	$1,761	54	$831
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid off, charged off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

Modifications Made in Response to COVID-19

The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involved principal and/or interest payment deferrals for up to six months.  As the COVID-19 pandemic persisted in negatively impacting the economy, the Company continued to offer additional loan modifications to borrowers struggling as a result of the COVID-19 pandemic.  Similar to the initial modifications granted, the additional round of loan modifications generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continued to accrue and recognize interest income during the forbearance period.  The Company offers several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally did not involve forgiveness or interest rate reductions.  The CARES Act, along with a joint agency statement issued by banking agencies, provided that modifications made in response to the COVID-19 pandemic to borrowers who qualify are not required to be accounted for as a TDR.  Accordingly, the Company does not account for such qualifying modifications as TDRs.  See Note 1 Summary of Significant Accounting Policies for more information.

The Company, as lessor, also granted short-term lease concessions on some of its sales-type finance leases for equipment and automobiles.  The concessions primarily consisted of six-month extension programs whereby lease payments currently due are deferred and shifted to the end of the lease term.  Interest income continued to accrue during the deferral period.  Additional round of lease concessions were not material.  See Note 1 Summary of Significant Accounting Policies for more information.

As of December 31, 2021, these COVID-19 related loan and lease modifications totaled $40.5 million (8 loans and leases) for the commercial segment and $3.1 million (11 loans and leases) for the consumer segment.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.5 million as of December 31, 2021.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.7 billion as of December 31, 2021, and $2.8 billion as of December 31, 2020.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 21 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $6.4 million for the year ended December 31, 2021, $7.2 million for the year ended December 31, 2020, and $7.3 million for the year ended December 31, 2019.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the change in the fair value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

(dollars in thousands)	2021	2020	2019
Balance at Beginning of Year	$958	$1,126	$1,290
Changes in Fair Value Due to Payoffs	(158)	(168)	(164)
Balance at End of Year	$800	$958	$1,126

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

(dollars in thousands)	2021	2020	2019
Balance at Beginning of Year	$18,694	$23,896	$23,020
Servicing Rights that Resulted From Asset Transfers	4,921	3,592	4,485
Amortization	(4,227)	(4,902)	(3,609)
Valuation Allowance Recovery (Provision)	2,063	(3,892)	—
Balance at End of Year	$21,451	$18,694	$23,896
Valuation Allowance:
Balance at Beginning of Year	$(3,892)	$—	$—
Valuation Allowance Recovery (Provision)	2,063	(3,892)	—
Balance at End of Year	$(1,829)	$(3,892)	$—
Fair Value:
Balance at Beginning of Year	$18,694	$25,714	$29,218
Balance at End of Year	$21,451	$18,694	$25,714

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of December 31, 2021, and December 31, 2020 were as follows:

	December 31,
	2021	2020
Weighted-Average Constant Prepayment Rate [1]	10.70%	14.42%
Weighted-Average Life (in years)	6.18	4.99
Weighted-Average Note Rate	3.62%	3.87%
Weighted-Average Discount Rate [2]	7.04%	5.81%
[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of December 31, 2021, and December 31, 2020, is presented in the following table.

	December 31,
(dollars in thousands)	2021	2020
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(252)	$(203)
Decrease in fair value from 50 bps adverse change	(498)	(401)
Discount Rate
Decrease in fair value from 25 bps adverse change	(223)	(184)
Decrease in fair value from 50 bps adverse change	(441)	(365)

This analysis generally cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear.  Also, the effect of changing one key assumption without changing other assumptions is not realistic.

Note 6.  Premises and Equipment

The components of the Company’s premises and equipment as of December 31, 2021, and December 31, 2020, were as follows:

(dollars in thousands)	Cost	Accumulated Depreciation and Amortization	Net Book Value
December 31, 2021
Premises	$366,205	$(226,515)	$139,690
Equipment	145,120	(87,649)	57,471
Finance Leases	6,593	(4,361)	2,232
Total	$517,918	$(318,525)	$199,393

December 31, 2020
Premises	$370,268	$(237,024)	$133,244
Equipment	143,964	(79,817)	64,147
Finance Leases	6,593	(4,289)	2,304
Total	$520,825	$(321,130)	$199,695

Depreciation and amortization (including finance lease amortization) included in noninterest expense was $21.1 million, $20.2 million, and $17.3 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

There was no impairment of the Company’s premises and equipment for the years ended December 31, 2021 and December 31, 2019.  The Company recorded a $1.6 million impairment of the Company’s premises and equipment for the year ended December 31, 2020, related to the decision to permanently close twelve branches and reduce the number of cash-only ATMs.

Note 7.  Other Assets

The components of the Company’s other assets as of December 31, 2021, and December 31, 2020, were as follows:

	December 31,
(dollars in thousands)	2021	2020
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$36,624	$33,340
Derivative Financial Instruments	42,011	96,167
Low-Income Housing and Other Equity Investments	136,647	142,961
Deferred Compensation Plan Assets	56,411	53,410
Prepaid Expenses	17,670	14,517
Accounts Receivable	13,323	12,380
Deferred Tax Assets	42,277	16,724
Other	39,764	65,794
Total Other Assets	$384,727	$435,293

Note 8.  Deposits

Time Deposits

As of December 31, 2021, and December 31, 2020, the Company’s total time deposits were $1.0 billion and $1.7 billion, respectively.  As of December 31, 2021, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
2022	$796,092
2023	126,884
2024	29,347
2025	7,228
2026	32,235
Thereafter	8,303
Total	$1,000,089

The amount of time deposits with balances of $100,000 or more was $0.8 billion as of December 31, 2021, and $1.4 billion as of December 31, 2020.  As of December 31, 2021, the contractual maturities of these time deposits were as follows:

(dollars in thousands)	Amount
Three Months or Less	$290,440
Over Three Months through Six Months	142,166
Over Six Months through Twelve Months	208,867
Over Twelve Months	116,491
Total	$757,964

Public Deposits

As of December 31, 2021, and December 31, 2020, deposits of governmental entities of $1.2 billion and $1.5 billion, respectively, required collateralization by acceptable investment securities of the Company.

Note 9.  Borrowings

Details of the Company’s short-term borrowings (original term of one year or less) as of December 31, 2021, and December 31, 2020 were as follows:

	December 31,
(dollars in thousands)	2021	2020
Securities Sold Under Agreements to Repurchase (short-term) [1]
Amounts Outstanding	$—	$100
Weighted-Average Interest Rate	—	1.20%
[1]

Consists entirely of repurchase agreements with government entities.  Excludes long-term repurchase agreements with government entities of $0.5 million as of December 31, 2021, and December 31, 2020, and long-term repurchase agreements with private institutions of $450.0 million and $600.0 million as of December 31, 2021, and December 31, 2020, respectively.

The Company’s total securities sold under agreements to repurchase were $450.5 million and $600.6 million as of December 31, 2021, and December 31, 2020, respectively.  As of December 31, 2021, all of our repurchase agreements were at fixed interest rates.

As of December 31, 2021, long-term repurchase agreements (original term over one year) placed with government entities were $0.5 million with a weighted-average interest rate of 1.55% and a weighted-average maturity of 2.9 years.

As of December 31, 2021, long-term repurchase agreements placed with private institutions were $450.0 million with a weighted-average interest rate of 2.46%.  Remaining terms ranged from 2024 to 2026 with a weighted-average maturity of 3.0 years.

Note 10.  Other Debt

The Company’s other debt as of December 31, 2021, and December 31, 2020, were as follows:

	December 31,
(dollars in thousands)	2021	2020
Federal Home Loan Bank of Des Moines Advances	$—	$50,000
Finance Lease Obligations	10,391	10,481
Total	$10,391	$60,481

As a member of the FHLB, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings.  As of December 31, 2021, the Company had an undrawn line of credit with the FHLB of $3.0 billion.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FHLB as of December 31, 2021, and December 31, 2020.

Finance lease obligations relate to office space at the Company’s headquarters.  The lease began in 1993 and has a 60 year term. Lease payments are fixed at $0.8 million per year through December 2022 and are negotiable thereafter.

As of December 31, 2021, the Company had an undrawn line of credit with the FRB of $385.9 million.  See Note 4 Loans and Leases and the Allowance for Credit Losses for loans pledged to the FRB as of December 31, 2021, and December 31, 2020.

Note 11.  Shareholders’ Equity

Regulatory Capital

The table below sets forth the minimum required capital amounts and ratios for well capitalized institutions and the actual capital amounts and ratios for the Company and the Bank as of December 31, 2021, and December 31, 2020:

(dollars in thousands)	Well Capitalized Minimum Ratio	Company	Bank
As of December 31, 2021
Common Shareholders’ Equity		$1,436,124	$1,586,473
Common Equity Tier 1 Capital		1,483,455	1,645,405
Tier 1 Capital		1,658,942	1,645,405
Total Capital		1,811,943	1,798,190
Common Equity Tier 1 Capital Ratio	6.5%	12.12%	13.47%
Tier 1 Capital Ratio	8.0%	13.56%	13.47%
Total Capital Ratio	10.0%	14.81%	14.72%
Tier 1 Leverage Ratio	5.0%	7.32%	7.26%

As of December 31, 2020
Common Shareholders’ Equity		$1,374,507	$1,290,455
Common Equity Tier 1 Capital		1,361,915	1,289,435
Tier 1 Capital		1,361,915	1,289,435
Total Capital		1,503,784	1,431,106
Common Equity Tier 1 Capital Ratio	6.5%	12.06%	11.43%
Tier 1 Capital Ratio	8.0%	12.06%	11.43%
Total Capital Ratio	10.0%	13.31%	12.69%
Tier 1 Leverage Ratio	5.0%	6.71%	6.35%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and Total Capital.  Common Equity Tier 1 Capital is common shareholders’ equity, reduced by certain intangible assets, postretirement benefit liability adjustments, and unrealized gains and losses on investment securities.  Tier 1 Capital consists of Common Equity Tier 1 Capital and additional tier 1 capital instruments meeting specified requirements.  Total Capital is Tier 1 Capital plus an allowable amount of the reserve for credit losses.  Risk-weighted assets are calculated by taking assets and credit equivalent amounts of off-balance-sheet items and assigning them to one of several broad risk categories.  Four capital ratios are used to measure capital adequacy: Common Equity Tier 1 Capital divided by risk-weighted assets, as defined; Tier 1 Capital divided by risk-weighted assets; Total Capital divided by risk-weighted assets; and the Tier 1 Leverage ratio, which is Tier 1 Capital divided by quarterly adjusted average total assets.

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

As of December 31, 2021, the Company and the Bank were well capitalized as defined in the regulatory framework for prompt corrective action.  The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for the Company or the Bank.  There were no conditions or events since December 31, 2021, that management believes have changed the Company or the Bank’s capital classifications.

The Company elected to apply the modified transition provision related to the impact of the CECL accounting standard on regulatory capital, as provided by the U.S. banking agencies’ March 2020 interim final rule that was finalized on September 30, 2020. Under the modified CECL transition provision, the regulatory capital impact of the Day 1 adjustment to the allowance for credit losses (after-tax), upon the January 1, 2020, CECL adoption date, has been deferred, and will phase in to regulatory capital at 25% per year commencing January 1, 2022. For the ongoing impact of CECL, the Company is allowed to defer the regulatory capital impact of the allowance for credit losses in an amount equal to 25% of the change in the allowance for credit losses (pre-tax) recognized through earnings for each period between January 1, 2020, and December 31, 2021. The cumulative adjustment to the allowance for credit losses between January 1, 2020, and December 31, 2021, will also phase in to regulatory capital at 25% per year commencing January 1, 2022.

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

Common Stock Repurchase Program

The Parent has a common stock repurchase program in which shares repurchased are held in treasury stock for reissuance in connection with share-based compensation plans and for general corporate purposes.  For the year ended December 31, 2021, the Parent repurchased 328,832 shares of common stock under its share repurchase program at an average cost per share of $83.14 and total cost of $27.3 million.  From the beginning of the stock repurchase program in July 2001 through December 31, 2021, the Parent repurchased a total of 57.4 million shares of common stock at an average cost of $40.76 per share and total cost of $2.3 billion. The Company suspended share repurchases from March 2020 to July 2021 in light of the COVID-19 pandemic. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Preferred Stock Issuance

On June 15, 2021, the Company issued and sold 7,200,000 depositary shares (the “depositary shares”), each representing a 1/40th ownership interest in a share of 4.375% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”).  The Series A Preferred Stock has a liquidation preference of $

1,000 per share.  Net proceeds, after underwriting discounts and expenses, totaled $175.5 million.  Dividends on the Series A Preferred Stock are not cumulative and will be paid when declared by the Parent’s Board of Directors to the extent that the Company have legally available funds to pay dividends.  If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 4.375% per annum.  Holders of the Series A Preferred Stock will not have voting rights, except with respect to certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law.  The Company may redeem the Series A Preferred Stock at its option, (i) in whole or in part, from time to time, on any dividend payment date on or after August 1, 2026 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends.

Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income (loss), net of tax:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(111,084)	$(29,440)	$(81,644)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,798)	(1,007)	(2,791)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	648	171	477
Net Unrealized Gains (Losses) on Investment Securities	(114,234)	(30,276)	(83,958)
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	10,842	2,874	7,968
Amortization of Net Actuarial Losses (Gains)	2,676	709	1,967
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	13,272	3,518	9,754
Other Comprehensive Income (Loss)	$(100,962)	$(26,758)	$(74,204)

Year Ended December 31, 2020
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$58,763	$15,600	$43,163
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(77)	(50)	(27)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	397	105	292
Net Unrealized Gains (Losses) on Investment Securities	59,083	15,655	43,428
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(8,187)	(2,170)	(6,017)
Amortization of Net Actuarial Losses (Gains)	2,318	614	1,704
Amortization of Prior Service Credit	(246)	(65)	(181)
Defined Benefit Plans, Net	(6,115)	(1,621)	(4,494)
Other Comprehensive Income (Loss)	$52,968	$14,034	$38,934

Year Ended December 31, 2019
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$30,169	$8,001	$22,168
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(152)	(49)	(103)
Amortization of Unrealized Holding (Gains) Losses on Held-to-Maturity Securities [1]	833	221	612
Net Unrealized Gains (Losses) on Investment Securities	30,850	8,173	22,677
Defined Benefit Plans:
Net Actuarial Gains (Losses) Arising During the Period	(5,046)	(1,337)	(3,709)
Amortization of Net Actuarial Losses (Gains)	1,598	423	1,175
Amortization of Prior Service Credit	(288)	(76)	(212)
Defined Benefit Plans, Net	(3,736)	(990)	(2,746)
Other Comprehensive Income (Loss)	$27,114	$7,183	$19,931
[1]

The amount relates to the amortization/accretion of unrealized gains and losses related to the Company's reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(dollars in thousands)	Investment Securities- Available- For-Sale	Investment Securities- Held-To- Maturities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(81,644)	—	7,968	(73,676)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,791)	477	1,786	(528)
Total Other Comprehensive Income (Loss)	(84,435)	477	9,754	(74,204)
Balance at End of Period	$(32,940)	$54	$(33,496)	$(66,382)

Year Ended December 31, 2020
Balance at Beginning of Period	$8,359	$(715)	$(38,756)	$(31,112)
Other Comprehensive Income (Loss) Before Reclassifications	43,163	—	(6,017)	37,146
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(27)	292	1,523	1,788
Total Other Comprehensive Income (Loss)	43,136	292	(4,494)	38,934
Balance at End of Period	$51,495	$(423)	$(43,250)	$7,822

Year Ended December 31, 2019
Balance at Beginning of Period	$(10,447)	$(4,586)	$(36,010)	$(51,043)
Other Comprehensive Income (Loss) Before Reclassifications	22,168	—	(3,709)	18,459
Cumulative Effect of ASU 2019-04	(3,259)	3,259	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(103)	612	963	1,472
Total Other Comprehensive Income (Loss)	18,806	3,871	(2,746)	19,931
Balance at End of Period	$8,359	$(715)	$(38,756)	$(31,112)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]			Affected Line Item in the Statement Where Net Income Is Presented
(dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(648)	$(397)	$(833)	Interest Income
	171	105	221	Provision for Income Tax
	(477)	(292)	(612)	Net of Tax
Sales of Investment Securities Available-for-Sale	3,798	77	152	Investment Securities Gains (Losses), Net
	(1,007)	(50)	(49)	Provision for Income Tax
	2,791	27	103	Net of Tax

Amortization of Defined Benefit Plans Items
Prior Service Credit [2]	246	246	288
Net Actuarial Losses [2]	(2,676)	(2,318)	(1,598)
	(2,430)	(2,072)	(1,310)	Total Before Tax
	644	549	347	Provision for Income Tax
	(1,786)	(1,523)	(963)	Net of Tax

Total Reclassifications for the Period	$528	$(1,788)	$(1,472)	Net of Tax
[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income (see Note 14 Pension Plans and Postretirement Benefit Plan for additional details).

Note 12.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share and antidilutive stock options and restricted stock outstanding for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

(dollars in thousands, except shares and per share amounts)	2021	2020	2019
Numerator:
Net Income Available to Common Shareholders	$250,397	$153,804	$225,913

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,837,798	39,726,210	40,384,328
Dilutive Effect of Equity Based Awards	215,866	165,897	265,242
Weighted Average Common Shares Outstanding - Diluted	40,053,664	39,892,107	40,649,570

Earnings Per Common Share:
Basic	$6.29	$3.87	$5.59
Diluted	$6.25	$3.86	$5.56

Antidilutive Stock Options and Restricted Stock Outstanding	41,802	113,410	4,905

Note 13.  Business Segments

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

The provision for credit losses for the Consumer Banking and Commercial Banking business segments reflects the actual net charge-offs of those business segments. The amount of the consolidated provision for loan and lease losses is based on the methodology that the Company used to estimate our consolidated Allowance. The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Treasury and Other.

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services. Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products. Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards. Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products. Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations. Products and services from Consumer Banking are delivered to customers through 54 branch locations and 307 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (online banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Year Ended December 31, 2021
Net Interest Income	$283,998	$194,409	$18,883	$497,290
Provision for Credit Losses	5,764	201	(56,465)	(50,500)
Net Interest Income After Provision for Credit Losses	278,234	194,208	75,348	547,790
Noninterest Income	131,292	30,637	9,424	171,353
Noninterest Expense	(303,699)	(64,470)	(25,420)	(393,589)
Income Before Income Taxes	105,827	160,375	59,352	325,554
Provision for Income Taxes	(26,442)	(39,070)	(6,670)	(72,182)
Net Income	$79,385	$121,305	$52,682	$253,372
Total Assets as of December 31, 2021	$7,675,823	$5,107,001	$10,002,117	$22,784,941

Year Ended December 31, 2020
Net Interest Income	$292,710	$188,626	$14,986	$496,322
Provision for Credit Losses	8,087	(948)	110,661	117,800
Net Interest Income (Loss) After Provision for Credit Losses	284,623	189,574	(95,675)	378,522
Noninterest Income	128,400	34,523	21,486	184,409
Noninterest Expense	(289,177)	(63,294)	(21,336)	(373,807)
Income (Loss) Before Income Taxes	123,846	160,803	(95,525)	189,124
Provision for Income Taxes	(31,476)	(40,081)	36,237	(35,320)
Net Income (Loss)	$92,370	$120,722	$(59,288)	$153,804
Total Assets as of December 31, 2020	$7,478,813	$5,116,807	$8,008,031	$20,603,651

Year Ended December 31, 2019 [1]
Net Interest Income	$305,803	$185,259	$6,653	$497,715
Provision for Credit Losses	11,685	976	3,339	16,000
Net Interest Income After Provision for Credit Losses	294,118	184,283	3,314	481,715
Noninterest Income	142,378	33,362	7,598	183,338
Noninterest Expense	(281,662)	(84,616)	(12,949)	(379,227)
Income (Loss) Before Provision for Income Taxes	154,834	133,029	(2,037)	285,826
Provision for Income Taxes	(38,654)	(28,852)	7,593	(59,913)
Net Income	$116,180	$104,177	$5,556	$225,913
Total Assets as of December 31, 2019 [1]	$7,054,511	$4,254,261	$6,786,724	$18,095,496

 1  Certain prior period information has been reclassified to conform to current presentations.

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

Under the 401(k) matching component, participating employees may contribute up to 50% of their eligible compensation (within federal limits) to the Savings Plan.  The Company makes matching contributions on behalf of participants equal to $1.25 for each $1.00 contributed by participants, up to 2% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants over 2%, up to 5% of the participants’ eligible compensation.  A 3% fixed contribution and a discretionary value-sharing contribution, that is linked to the Company’s financial goals, are made regardless of whether the participating employee contributes to the Savings Plan and are invested in accordance with the participant’s selection of investment options available under the Savings Plan.  The Company also has a non-qualified savings plan which covers certain employees with compensation exceeding Internal Revenue Service (“IRS”) limits on pay amounts in the allocation of the Savings Plan’s benefits.  Total expense for all components of the Company’s defined contribution plans was $16.0 million, $14.0 million, and $15.2 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

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

The Excess Plan is a non-qualified excess retirement benefit plan which covers certain employees of the Company and participating subsidiaries with compensation exceeding IRS limits on pay amounts applicable to the Pension Plan’s benefit formula.  The Excess Plan has no plan assets.  The Excess Plan’s projected benefit obligation and accumulated benefit obligation were $3.3 million and $3.6 million for December 31, 2021, and December 31, 2020, respectively.

Postretirement Benefit Plan

The Company’s postretirement benefit plan provides retirees hired before January 1, 2012, with medical and dental insurance coverage.  For eligible participants that retired before 2008 and met certain age requirements, the Company and retiree share in the cost of providing postretirement benefits where both the employer and retiree pay a portion of the insurance premiums.  Eligible participants who retired before 2008 who did not meet certain age requirements continued on the Company’s benefit plans, but pay for their full insurance premiums.  Participants who retired on or after January 1, 2008, who had medical or dental coverage under the Company’s plans immediately before retirement and meet certain age and years of service requirements as of December 31, 2008, are also eligible to participate in the Company’s benefit plans, but must pay for their full insurance premiums.  Retirees age 65 and older are provided with a Medicare supplemental plan subsidy.  Most employees of the Company who have met certain eligibility requirements are covered by this plan.  Participants who retired on or after January 1, 2008, who met certain age and/or years of service requirements, are eligible for the Health Reimbursement Account (“HRA”) program.  The HRA program provides retirees with an initial credit based on years of service.  Thereafter, an annual credit up to a maximum of $1,200 is provided into the HRA.  The retiree may use the HRA for medical, vision, prescription drug and dental premiums, co-payments, and medically necessary health care expenses that are not covered by any medical or dental insurance program or flexible health spending account.  The plan was amended to provide access-only coverage for employees hired on or after January 1, 2012, and lowered eligibility for access from age 55 to age 50.  These retirees continue on the medical and dental plan until age 65 paying the full premium.  As of December 31, 2021, and December 31, 2020, the Company had no segregated assets to provide for postretirement benefits.

The following table provides a reconciliation of changes in benefit obligation and fair value of plan assets, as well as the funded status recognized in the Company’s consolidated statements of condition for the Pension Plans and postretirement benefit plan for the years ended December 31, 2021, and December 31, 2020.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020
Benefit Obligation at Beginning of Year	$117,647	$110,637	$31,507	$27,571
Service Cost	—	—	678	578
Interest Cost	2,924	3,627	816	945
Actuarial Losses (Gains)	(2,817)	10,364	(2,514)	3,559
Employer Benefits Paid [1]	(7,169)	(6,981)	(1,217)	(1,146)
Benefit Obligation at End of Year	$110,585	$117,647	$29,270	$31,507
Fair Value of Plan Assets at Beginning of Year	$97,890	$93,638	$—	$—
Actual Return on Plan Assets	10,103	10,764	—	—
Employer Contributions	470	469	1,217	1,146
Employer Benefits Paid [1]	(7,169)	(6,981)	(1,217)	(1,146)
Fair Value of Plan Assets at End of Year	$101,294	$97,890	$—	$—
Funded Status at End of Year [2]	$(9,291)	$(19,757)	$(29,270)	$(31,507)
[1]

Participants' contributions relative to the postretirement benefit plan were offset against employer benefits paid in the table above.  Participants' contributions for postretirement benefits were $0.8 million for the years ended December 31, 2021, and December 31, 2020.

[2]	Amounts are recognized in Retirement Benefits Payable in the consolidated statements of condition.

The changes in actuarial losses (gains) related to the Company’s Pension and postretirement benefit Plans are mainly due to changes in discount rates for the years ended December 31, 2021, and December 31, 2020.  For the year ended December 31, 2021, the change in discount rate resulted in a $4.3 million decrease to the Company’s Pension Plans liability and a $1.3 million decrease to the Company’s postretirement benefit plan liability.  For the year ended December 31, 2020, the change in discount rate resulted in a $9.3 million increase to the Company’s Pension Plans liability and a $2.9 million increase to the Company’s postretirement benefit plan liability.

The following presents the amounts recognized in the Company’s accumulated other comprehensive income for the Pension Plans and postretirement benefit plan as of December 31, 2021, and December 31, 2020.

	Pension Benefits		Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Net Actuarial Gains (Losses)	$(35,014)	$(43,101)	$235	$(1,613)
Net Prior Service Credit	—	—	1,283	1,464
Total Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax	$(35,014)	$(43,101)	$1,518	$(149)

Components of net periodic benefit cost for the Company’s Pension Plans and the postretirement benefit plan are presented in the following table for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

	Pension Benefits			Postretirement Benefits
(dollars in thousands)	2021	2020	2019	2021	2020	2019
Service Cost	$—	$—	$—	$678	$578	$455
Interest Cost	2,924	3,627	4,401	816	945	1,025
Expected Return on Plan Assets	(4,592)	(5,028)	(4,993)	—	—	—
Amortization of:
Prior Service Credit [1]	—	—	—	(246)	(246)	(288)
Net Actuarial Losses (Gains) [1]	2,676	2,318	1,937	—	—	(339)
Net Periodic Benefit Cost	$1,008	$917	$1,345	$1,248	$1,277	$853
[1]	Represents reclassification adjustments from accumulated other comprehensive income during the period.

Assumptions used to determine the benefit obligations as of December 31, 2021, and December 31, 2020, for the Company’s Pension Plans and postretirement benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Weighted Average Assumptions as of December 31:
Discount Rate	2.89%	2.55%	3.00%	2.66%
Health Care Cost Trend Rate Assumed For Next Year	—	—	5.70%	5.50%

The health care cost trend rate is assumed to decrease annually, until reaching the ultimate trend rate of 4.0% in 2045.

Assumptions used to determine the net periodic benefit cost for the Company’s Pension Plans and postretirement benefit plan for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, were as follows:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions as of December 31:
Discount Rate	2.55%	3.36%	4.41%	2.66%	3.42%	4.48%
Expected Long-Term Rate of Return on Plan Assets	5.25%	5.75%	5.75%	—	—	—
Health Care Cost Trend Rate	—	—	—	5.50%	5.70%	6.00%

A combination of factors is used by management in determining the expected long-term rate of return on plan assets.  Historical return experience for major asset categories are evaluated and current market factors, such as inflation and interest rates, are considered in determining the expected long-term rate of return assumption.

The Company expects to contribute $0.4 million to the Pension Plans and $1.4 million to the postretirement benefit plan for the year ending December 31, 2022.

As of December 31, 2021, expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter were as follows:

(dollars in thousands)	Pension Benefits	Postretirement Benefits
2022	$7,387	$1,375
2023	7,417	1,423
2024	7,399	1,456
2025	7,367	1,512
2026	7,297	1,549
Years 2027-2031	34,473	8,362

Retirement Plan Assets

The Company’s overall investment strategy is to maintain the purchasing power of the current assets and all future contributions by producing positive rates of return on plan assets; achieve capital growth towards the attainment of full funding of the Retirement Plan’s termination liability; maximize returns within reasonable and prudent levels of risk; and control costs of administering the plan and managing the investments.  The long-term investment objective is to achieve an overall annualized total return, gross of fees, above the blended benchmark index comprised of 36% MSCI USA IMI Index, 24% MSCI ACWI ex-US IMI Index, and 40% Barclays Aggregate Bond Index.

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

The fair values of the Retirement Plan assets as of December 31, 2021, and December 31, 2020, by asset category were as follows:

	Fair Value Measurements
Asset Category (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total as of Dec. 31, 2021	Total as of Dec. 31, 2020
Cash	$618	$—	$—	$618	$1,079
Equity Securities – Mutual Funds:
Large-Cap	511	—	—	511	1,849
Mixed-Cap	33,108	—	—	33,108	29,802
International	29,022	—	—	29,022	28,055
Emerging Market	1,786	—	—	1,786	2,494
Fixed Income Securities – Mutual Funds	36,249	—	—	36,249	34,611
Total	$101,294	$—	$—	$101,294	$97,890

Quoted prices for these investments were available in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy.

Note 15.  Share-Based Compensation

The Company has share-based compensation plans which allow grants of stock options, restricted stock, stock appreciation rights, and restricted stock units to its employees and non-employee directors.  The Company’s employee stock option plans are shareholder approved and administered by the Human Resources and Compensation Committee of the Board of Directors.  Stock options provide grantees the option to purchase shares of the Parent’s common stock at a specified exercise price and, generally, expire 10 years from the date of grant.  Stock option grants include incentive and non-qualified stock options whose vesting may be subject to one or more criteria, including employment or achievement of Company performance measures.  Stock option exercise prices were equal to the quoted market price of the Parent’s common stock on the date of grant.  Restricted stock provides grantees with rights to shares of common stock upon completion of one or more criteria, including service period, performance or other conditions as established by the Compensation Committee, such as vesting tied to the Company’s financial performance relative to the peer group or achievement of an absolute financial performance target.  During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.  Generally, restricted stock vests over periods ranging from one year to five years from the date of grant. Restricted stock and dividends may be forfeited if an employee terminates prior to vesting.

As of December 31, 2021, total shares authorized under the plans were 2.1 million shares, of which 1.3 million shares were available for future grants.

The Company recognizes compensation expense, measured as the fair value of the share-based award on the date of grant, on a straight-line basis over the requisite service period.  Share-based compensation is recorded in the statements of income as a component of salaries and benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.  For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, compensation expense and the related income tax benefit recognized for stock options and restricted stock were as follows:

(dollars in thousands)	2021	2020	2019
Compensation Expense	$13,267	$7,578	$8,338
Income Tax Benefit	3,520	2,009	2,210

Restricted Stock

As of December 31, 2021, unrecognized compensation expense related to unvested restricted stock was $24.0 million.  The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.28 years.

The following table presents the activity for restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value	Grant Date Fair Value of Restricted Stock that Vested During the Year (in thousands)
Unvested as of December 31, 2018	314,487	$78.17
Granted	130,093	82.82
Vested	(107,759)	66.46	$8,910
Forfeited	(26,872)	83.34
Unvested as of December 31, 2019	309,949	$83.75
Granted	161,168	80.97
Vested	(99,894)	84.69	$8,544
Forfeited	(42,454)	84.36
Unvested as of December 31, 2020	328,769	$82.02
Granted	292,007	90.23
Vested	(97,278)	78.55	$8,673
Forfeited	(22,962)	86.48
Unvested as of December 31, 2021 [1]	500,536	$87.28

1   As of December 31, 2021, 138,872 shares were unvested from service-based grants.

Restricted Stock Units

There were no RSUs granted during December 31, 2021, December 31, 2020, and December 31, 2019.  All RSUs were fully vested as of December 31, 2019.  The RSUs vest over periods ranging from three years to four years from the date of grant and are subject to forfeiture until performance and employment targets are achieved.  Upon vesting, the RSUs are converted to cash based on the closing stock price on the vesting date.  During December 31, 2021 and December 31, 2020, there was no recognized compensation expense related to RSUs. Total recognized compensation expense related to the RSUs was $1.0 million for the year ended December 31, 2019.

The following table presents the activity for RSUs:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Unit that Vested During the Year (in thousands)
Balance as of December 31, 2018	52,064	$63.92
Vested	(52,064)	82.23	$4,311
Balance as of December 31, 2019	—	$—

Stock Options

There were no stock options granted during the years ended December 31, 2021, December 31, 2020, and December 31, 2019.   All previously issued stock options granted were fully vested prior to December 31, 2018.  The Company reissues treasury stock to satisfy stock option exercises.

The following table presents the activity related to stock options under all plans for the year ended December 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding as of January 1, 2021	184,054	$45.28
Exercised	(165,920)	45.04
Expired	(833)	42.22
Stock Options Outstanding as of December 31, 2021	17,301	47.72	0.1	$624
Stock Options Vested and Exercisable as of December 31, 2021	17,301	47.72	0.1	624

The following summarizes certain stock option activity of the Company for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

(dollars in thousands)	2021	2020	2019
Intrinsic Value of Stock Options Exercised	$6,755	$2,261	$1,106
Cash Received from Stock Options Exercised	7,473	2,438	1,473
Tax Benefits Realized from Stock Options Exercised	1,611	485	727

Note 16.  Income Taxes

Provision for Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, were as follows:

(dollars in thousands)	2021	2020	2019
Current:
Federal	$58,652	$65,840	$60,902
State	10,510	12,066	14,426
Total Current	69,162	77,906	75,328
Deferred:
Federal	2,254	(31,783)	(9,630)
State	766	(10,803)	(5,785)
Total Deferred	3,020	(42,586)	(15,415)
Provision for Income Taxes	$72,182	$35,320	$59,913

The tax effects of fair value adjustments on AFS investment securities, the amortization of unrealized gains and losses related to investment securities transferred to HTM, and the minimum pension liability adjustment are recorded directly to consolidated shareholders’ equity.  The Company elected to adopt ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which requires the Company to record excess tax benefits related to stock options as a reduction of the provision for income taxes, whereas they were previously recognized in equity.  The net tax benefit recorded directly to consolidated shareholders’ equity was $26.8 million for the year ended December 31, 2021.  The net tax charge recorded directly to consolidated shareholders’ equity was $16.2 million and $7.1 million for the year ended December 31, 2020, and December 31, 2019, respectively.

Deferred Tax Liabilities and Assets

As of December 31, 2021, and December 31, 2020, significant components of the Company’s deferred tax liabilities and assets were as follows:

	December 31,
(dollars in thousands)	2021	2020
Deferred Tax Liabilities:
Accelerated Depreciation	$(8,131)	$(8,042)
Accrued Pension Cost	(11,270)	(11,270)
Federal Home Loan Bank of Des Moines Stock	(2,885)	(3,416)
Lease Transactions	(37,585)	(41,726)
Operating Lease Liabilities	(25,348)	(26,387)
Energy Tax Credits	—	(674)
Net Unrealized Gains on Investments Securities	—	(18,407)
Investment in Variable Interest Entities	(1,657)	(2,725)
Deferred Loan Fees	(3,845)	(4,736)
Originated Mortgage Servicing Rights	(6,068)	(5,579)
Other	(915)	(1,124)
Gross Deferred Tax Liabilities	(97,704)	(124,086)
Deferred Tax Assets:
Allowance for Credit Losses	43,348	57,840
Minimum Pension Liability	12,082	13,430
Accrued Expenses	22,416	17,629
Postretirement Benefit Obligations	7,170	7,980
Capital Lease Expenses	2,163	2,168
Operating Lease Right-of-Use Assets	27,360	28,473
Restricted Stock	4,442	3,669
Net Unrealized Losses on Investments Securities	11,868	—
Deductible State and Local Taxes	3,239	3,366
Low Income Housing Investments	3,007	3,648
Other	6,089	6,204
Gross Deferred Tax Assets Before Valuation Allowance	143,184	144,407
Valuation Allowance	(3,203)	(3,597)
Gross Deferred Tax Assets After Valuation Allowance	139,981	140,810
Net Deferred Tax Assets	$42,277	$16,724

Both positive and negative evidence were considered by management in determining the need for a valuation allowance.  Negative evidence included the uncertainty regarding the generation of capital gains in future years and restrictions on the ability to sell low-income housing investments during periods when carrybacks/carryforwards of capital losses are allowed.  Positive evidence included capital gains in the carryback years.  After considering all available evidence, management determined that a valuation allowance to offset deferred tax assets related to low-income housing investments that can only be used to offset capital gains was appropriate.  Management determined that a valuation allowance was not required for the remaining deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing taxable temporary differences, and there will be sufficient future taxable income exclusive of reversing temporary differences. As of December 31, 2021, and December 31, 2020, the Company carried a valuation allowance of $3.2 million and $3.6 million, respectively, related to the deferred tax assets established in connection with the low-income housing investments.

Certain events covered by Internal Revenue Code Section 593(e) will trigger a recapture of base year reserves of acquired thrift institutions.  The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes.  The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.  As of December 31, 2021, retained earnings included $18.2 million of base year reserves for which the deferred federal income tax liability of $4.8 million has not been recognized.

Effective Tax Rate

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	2021	2020	2019
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%
Increase (Decrease) in Income Tax Rate Resulting From:
State Taxes, Net of Federal Income Tax	2.85	0.81	2.53
Low-Income Housing Investments	0.77	0.82	0.60
Investment Tax Credits	(0.35)	(1.24)	(0.84)
Bank-Owned Life Insurance	(0.48)	(0.82)	(0.51)
Tax-Exempt Income	(0.24)	(0.50)	(0.53)
Leveraged Lease	(0.10)	(0.56)	(1.54)
Other	(1.28)	(0.83)	0.25
Effective Tax Rate	22.17%	18.68%	20.96%

Unrecognized Tax Benefits

The Company is required to record a liability, referred to as an unrecognized tax benefit (“UTB”), for the entire amount of benefit taken in a prior or future income tax return when the Company determines that a tax position has a less than 50% likelihood of being accepted by the taxing authority.  The following presents a reconciliation of the Company’s liability for UTBs for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

(dollars in thousands)	2021	2020	2019
Unrecognized Tax Benefits at Beginning of Year	$5,403	$6,120	$5,541
Gross Increases, Related to Tax Positions Taken in a Prior Period	261	374	673
Gross Decreases, Related to Tax Positions Taken in a Prior Period	(1,285)	—	—
Gross Increases, Related to Current Period Tax Positions	234	222	715
Lapse of Statute of Limitations	(598)	(1,313)	(809)
Unrecognized Tax Benefits at End of Year	$4,015	$5,403	$6,120

As of December 31, 2021, and December 31, 2020, $4.0 million and $5.4 million, respectively, in liabilities for UTBs were related to UTBs that if reversed would have an impact on the Company’s effective tax rate.

Management believes that it is reasonably possible that the Company’s liability for UTBs could further decrease as a result of the expiration of statutes of limitations within the next 12 months.  However, management is currently not able to estimate a range of possible change in the amount of the liability for UTBs recorded as of December 31, 2021.

The Company classifies interest and penalties, if any, related to the liability for UTBs as a component of the provision for income taxes.  The recorded net tax benefit for interest and penalties was less than $0.1 million for the year ended December 31, 2021.  For the years ended, December 31, 2020 and December 31, 2019, the Company recorded a net tax provision of less than $0.1 million and $0.5 million, respectively, for interest and penalties.  As of December 31, 2021, and December 31, 2020, the balance of the accrual for possible interest and penalties was $1.5 million.

The federal tax returns for 2018 through 2020 remain subject to examination.  The Company's State of Hawaii income tax returns for 2016 through 2020 remain subject to examination by the taxing authorities.

Note 17.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2021, and December 31, 2020, were as follows:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$45,857	$1,084	$102,881	$4,947
Forward Commitments	58,523	(35)	158,759	(740)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,400,322	28,742	1,362,778	90,130
Pay Fixed/Receive Variable Swaps	1,400,322	(5,922)	1,362,778	(17,197)
Foreign Exchange Contracts	102,548	(674)	90,587	866
Conversion Rate Swap Agreement	131,672	—	133,286	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of December 31, 2021, and December 31, 2020:

	December 31, 2021		December 31, 2020
Derivative Financial Instruments Not Designated as Hedging Instruments [1] (dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$1,084	$—	$4,947	$—
Forward Commitments	17	52	—	740
Interest Rate Swap Agreements	40,733	17,913	90,342	17,409
Foreign Exchange Contracts	177	851	878	12
Total	$42,011	$18,816	$96,167	$18,161
[1]	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	Location of Net Gains	Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments (dollars in thousands)	(Losses) Recognized in the Statements of Income	2021	2020	2019
Interest Rate Lock Commitments	Mortgage Banking	$8,771	$22,348	$12,185
Forward Commitments	Mortgage Banking	1,580	(4,274)	(2,340)
Interest Rate Swap Agreements	Other Noninterest Income	6,579	15,468	7,172
Foreign Exchange Contracts	Other Noninterest Income	1,462	1,940	2,891
Conversion Rate Swap Agreement	Investment Securities Gains (Losses), Net	—	—	(453)
Total		$18,392	$35,482	$19,455

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

As of December 31, 2021, and December 31, 2020, the Company did not designate any derivative financial instruments as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and conversion rate swap agreements.

Interest Rate Lock Commitments/Forward Commitments

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

Interest Rate Swap Agreements

The Company enters into swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the interest rate risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  Fair value changes are recorded in other noninterest income in the Company’s consolidated statements of income.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had a net liability positions with its financial institution counterparties totaling $5.9 million and $17.2 million as of December 31, 2021, and December 31, 2020, respectively.

Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative.  Effective 2017, these payments, commonly referred to as variation margin, will be recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures.  This rule change effectively results in any centrally cleared derivative having a fair value that approximates zero on a daily basis.  Substantially all of the Company’s swap agreements originated after the rule change are centrally cleared.  The uncleared swap agreements executed with third party financial institutions will remain subject to the collateral requirements and credit-risk-related contingent features described in the previous paragraphs, and therefore, are not subject to the variation margin rule change.  Likewise, the swap agreements executed with the Company’s commercial banking customers will remain uncleared and will also not be subject to the variation margin rule change. See Note 19 to the Consolidated Financial Statements for more information on the interest rate swap agreements.

Foreign Exchange Contracts

The Company utilizes foreign exchange contracts to offset risks related to transactions executed on behalf of customers.  The foreign exchange contracts are free-standing derivatives which are carried at fair value with changes included in other noninterest income in the Company’s consolidated statements of income.

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion rate of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion rate, the buyer would be required to make payment to the Company.  As of December 31, 2021, and December 31, 2020, the conversion rate swap agreements were valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion rate were deemed neither probable nor reasonably estimable by management.  See Note 3 Investment Securities for more information.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $134.7 million and $138.9 million as of December 31, 2021, and December 31, 2020, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of December 31, 2021, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2022	$7,553
2023	811
2024	21,432
2025	756
2026	81
Thereafter	13,332
Total Unfunded Commitments	$43,965

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

(dollars in thousands)	2021	2020	2019
Effective Yield Method
Tax credits and other tax benefits recognized	$8,604	$11,752	$11,719
Amortization Expense in Provision for Income Taxes	6,700	8,586	7,566

Proportional Amortization Method
Tax credits and other tax benefits recognized	$10,831	$6,633	$3,014
Amortization Expense in Provision for Income Taxes	9,375	5,729	2,578

There were no impairment losses related to LIHTC investments for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

Note 19.  Securities Sold Under Agreements to Repurchase

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

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of December 31, 2021, and December 31, 2020, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
December 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	38,685	13,407	52,092
Residential - U.S. Government-Sponsored Enterprises	—	—	236,315	161,593	397,908
Total	$—	$—	$275,000	$175,490	$450,490

December 31, 2020
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$100	$—	$—	$490	$590
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	20,210	83,599	103,809
Residential - U.S. Government-Sponsored Enterprises	—	—	4,790	491,401	496,191
Total	$100	$—	$25,000	$575,490	$600,590

1   The class of collateral pledged as of December 31, 2020, have been updated to properly reflect the remaining contractual maturity of repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements, as of December 31, 2021, and December 31, 2020.  The swap agreements that the Company have with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  As previously mentioned, centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)- (iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged [1]	Net Amount
December 31, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$26	$—	$26	$26	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,948	—	5,948	26	5,922	—

Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
Total Repurchase Agreements	$450,490	$—	$450,490	$—	$450,490	$—

December 31, 2020
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$5	$—	$5	$5	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	17,202	—	17,202	5	7,911	9,286

Repurchase Agreements:
Private Institutions	600,000	—	600,000	—	600,000	—
Government Entities	590	—	590	—	590	—
Total Repurchase Agreements	$600,590	$—	$600,590	$—	$600,590	$—
[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For interest rate swap agreements, the fair value of investment securities pledged was $58.3 million and $7.9 million as of December 31, 2021, and December 31, 2020, respectively.  For repurchase agreements with private institutions, the fair value of investment securities pledged was $523.4 million and $635.2 million as of December 31, 2021, and December 31, 2020, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $1.3 million and $2.5 million as of December 31, 2021, and December 31, 2020, respectively.

Note 20.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of December 31, 2021, were as follows:

(dollars in thousands)	December 31, 2021
Unfunded Commitments to Extend Credit	$2,982,673
Standby Letters of Credit	135,167
Commercial Letters of Credit	18,956
Total	$3,136,796

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

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Company.  The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit, and generally holds cash or deposits as collateral on those standby letters of credit for which collateral is deemed necessary.  Assets valued at $103.0 million secured certain specifically identified standby letters of credit as of December 31, 2021.  As of December 31, 2021, the standby and commercial letters of credit had remaining terms ranging from 1 to 14 months.

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

Note 21.  Fair Value of Assets and Liabilities

Fair Value Hierarchy

The following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value on a recurring basis. See Note 1 to the Consolidated Financial Statements for more information on our fair value measurements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Level 1 investment securities are comprised of debt securities issued by the U.S. Treasury, as quoted prices were available, unadjusted, for identical securities in active markets.  Level 2 investment securities were primarily comprised of debt securities issued by the Small Business Administration, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies and government-sponsored enterprises.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third party broker quotes.

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate lock commitments (“IRLCs”), forward commitments, interest rate swap agreements, foreign exchange contracts, and Visa Class B to Class A shares conversion rate swap agreements.  The fair values of IRLCs are calculated based on the value of the underlying loan held for sale, which in turn is based on quoted prices for similar loans in the secondary market.  However, this value is adjusted by a factor which considers the likelihood that the loan in a locked position will ultimately close.  This factor, the closing ratio, is derived from the Bank’s internal data and is adjusted using significant management judgment.  As such, IRLCs are classified as Level 3 measurements.  Forward commitments are classified as Level 2 measurements as they are primarily based on quoted prices from the secondary market based on the settlement date of the contracts, interpolated or extrapolated, if necessary, to estimate a fair value as of the end of the reporting period.  The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate.  The valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate, while the valuation methodology for uncleared interest rate swaps is based on the Effective Federal Funds Rate. In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of December 31, 2021, and December 31, 2020, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 17 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, and December 31, 2020:

(dollars in thousands)	Quoted Prices In Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$114,845	$135,242	$—	$250,087
Debt Securities Issued by States and Political Subdivisions	—	75,818	—	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,780	—	1,780
Debt Securities Issued by Corporations	—	383,113	—	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,319,042	—	1,319,042
Residential - U.S. Government-Sponsored Enterprises	—	2,090,326	—	2,090,326
Commercial - Government Agencies	—	155,890	—	155,890
Total Mortgage-Backed Securities	—	3,565,258	—	3,565,258
Total Investment Securities Available-for-Sale	114,845	4,161,211	—	4,276,056
Loans Held for Sale	—	26,746	—	26,746
Mortgage Servicing Rights	—	—	800	800
Other Assets	56,411	—	—	56,411
Derivatives [1]	—	194	41,817	42,011
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021	$171,256	$4,188,151	$42,617	$4,402,024
Liabilities:
Derivatives [1]	$—	$903	$17,913	$18,816
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021	$—	$903	$17,913	$18,816
December 31, 2020
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$921	$173,324	$—	$174,245
Debt Securities Issued by States and Political Subdivisions	—	24,840	—	24,840
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,062	—	1,062
Debt Securities Issued by Corporations	—	224,605	—	224,605
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,594,815	—	1,594,815
Residential - U.S. Government-Sponsored Enterprises	—	1,518,283	—	1,518,283
Commercial - Government Agencies	—	253,839	—	253,839
Total Mortgage-Backed Securities	—	3,366,937	—	3,366,937
Total Investment Securities Available-for-Sale	921	3,790,768	—	3,791,689
Loans Held for Sale	—	82,565	—	82,565
Mortgage Servicing Rights	—	—	958	958
Other Assets	53,410	—	—	53,410
Derivatives [1]	—	878	95,289	96,167
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020	$54,331	$3,874,211	$96,247	$4,024,789
Liabilities:
Derivatives [1]	$—	$752	$17,409	$18,161
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020	$—	$752	$17,409	$18,161
[1]	The fair value of each class of derivatives is shown in Note 17 Derivative Financial Instruments.

For the years ended December 31, 2021, and December 31, 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Year Ended December 31, 2021
Balance as of January 1, 2021	$958	$77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(158)	8,848
Transfers to Loans Held for Sale	—	(12,634)
Variation Margin Payments	—	(50,190)
Balance as of December 31, 2021	$800	$23,904
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2021	$—	$23,904

Year Ended December 31, 2020
Balance as of January 1, 2020	$1,126	$22,573
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(168)	22,219
Transfers to Loans Held for Sale	—	(18,681)
Variation Margin Payments	—	51,769
Balance as of December 31, 2020	$958	$77,880
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of December 31, 2020	$—	$77,880
[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income. Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2021, and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		December 31, 2021						December 31, 2020
(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value	Weighted Average[1]	Fair Value
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	6.51%	-	11.48%	10.70%	$22,251	14.42%	$19,652
		Discount Rate	6.49%	-	7.08%	7.04%		5.81%

Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	100.00%	90.47%	$1,084	90.76%	$4,947
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.14%	$22,820	0.29%	$72,933

1 Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets.  The following table represents the assets measured at fair value on a nonrecurring basis as of December 31, 2021.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
December 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,451	$(1,829)

December 31, 2020
Mortgage Servicing Rights - amortization method	Level 3	$18,694	$(3,892)

The write-down of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value. As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of December 31, 2021, and December 31, 2020.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
December 31, 2021
Loans Held for Sale	$26,746	$26,309	$437

December 31, 2020
Loans Held for Sale	$82,565	$78,577	$3,988

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the years ended December 31, 2021, and December 31, 2020, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of December 31, 2021, and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$4,694,780	$4,646,619	$131,139	$4,515,480	$—
Loans	11,921,869	12,094,631	—	—	12,094,631

Financial Instruments – Liabilities
Time Deposits	1,000,089	998,134	—	998,134	—
Securities Sold Under Agreements to Repurchase	450,490	469,293	—	469,293	—

December 31, 2020
Financial Instruments – Assets
Investment Securities Held-to-Maturity	$3,262,727	$3,348,693	$7,500	$3,341,193	$—
Loans	11,536,011	12,019,151	—	—	12,019,151

Financial Instruments – Liabilities
Time Deposits	1,662,063	1,667,774	—	1,667,774	—
Securities Sold Under Agreements to Repurchase	600,590	649,039	—	649,039	—
Other Debt [1]	50,000	51,546	—	51,546	—
[1]	Excludes finance lease obligations.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Noninterest Income
In-scope of Topic 606:
Trust and Asset Management	$46,068	$43,456	$44,233
Service Charges on Deposit Accounts	12,181	11,715	13,042
Fees, Exchange, and Other Service Charges	41,962	36,005	46,381
Annuity and Insurance	3,130	3,249	6,813
Other	8,684	8,626	9,633
Noninterest Income (in-scope of Topic 606)	112,025	103,051	120,102
Noninterest Income (out-of-scope of Topic 606)	59,328	81,358	63,236
Total Noninterest Income	$171,353	$184,409	$183,338

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

(dollars in thousands)		December 31, 2021	December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$95,621	$99,542
Finance lease right-of-use assets	Premises and Equipment, Net	2,232	2,304
Total Lease Right-of-Use Assets		$97,853	$101,846

Lease Liabilities
Operating lease liabilities	Operating Lease Liabilities	$103,210	$107,412
Finance lease liabilities	Other Debt	10,391	10,481
Total Lease Liabilities		$113,601	$117,893

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

	December 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	16.4 years	17.0 years
Finance leases	31.0 years	32.0 years
Weighted-Average Discount Rate
Operating leases	3.57%	3.61%
Finance leases	7.04%	7.04%

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

(dollars in thousands)	2021	2020
Lease Costs
Operating lease cost	$11,493	$12,281
Variable lease cost	2,954	5,549
Short-term lease cost	407	587
Interest on lease liabilities [1]	735	741
Amortization of right-of-use assets	72	72
Sublease income	(7,452)	(7,804)
Net Lease Costs	$8,209	$11,426

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,741	$12,349
Operating cash flows from finance leases	735	741
Financing cash flows from finance leases	90	84
Right-of-use assets obtained in exchange for new operating lease liabilities	12,207	11,185
[1]	Included in other debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in net occupancy expense.

On January 22, 2021, the Board of Directors of Bank of Hawaii Corporation approved the permanent closure of 12 branches primarily located within local supermarkets in order to increase efficiency and meet changing customer needs.   As a result, the Company recorded a total charge of $5.6 million during the fourth quarter of 2020.  This aggregate charge included a $2.5 million impairment charge to write off the related ROU assets.  The adjustment to the related lease liabilities was not material.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2021, were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
2022	$825	$11,100
2023	825	10,298
2024	825	9,430
2025	825	8,852
2026	825	7,618
Thereafter	21,455	92,849
Total Future Minimum Lease Payments	25,580	140,147
Amounts Representing Interest	(15,189)	(36,937)
Present Value of Net Future Minimum Lease Payments	$10,391	$103,210

The Company, as lessor, leases and subleases certain properties to third party lessees.  Rental income for these operating leases were $9.8 million, $10.3 million, and $10.7 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Future minimum rental income under operating leases, including subleases, as of December 31, 2021, were as follows:

(dollars in thousands)	Minimum Rental Income
2022	$5,807
2023	4,382
2024	2,829
2025	1,919
2026	1,232
Thereafter	3,635
Total	$19,804

Note 24.  Bank of Hawaii Corporation Financial Statements

Condensed financial statements of the Parent were as follows:

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Income
Dividends from Bank of Hawaii	$62,000	$134,000	$220,000
Investment Securities Gains (Losses), Net	(948)	13,336	(850)
Other Income and Interest on Investment	6	154	261
Total Income	61,058	147,490	219,411
Noninterest Expense
Intercompany Salaries and Services	764	758	768
Other Expenses	1,787	1,864	1,682
Total Noninterest Expense	2,551	2,622	2,450
Income Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	58,507	144,868	216,961
Income Tax Benefit (Expense)	2,131	(2,395)	1,818
Equity in Undistributed Income of Subsidiaries	192,734	11,331	7,134
Net Income	$253,372	$153,804	$225,913
Comprehensive Income	$179,168	$192,738	$245,844

Condensed Statements of Condition

(dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash with Bank of Hawaii	$6,376	$66,704
Investment Securities Held-to-Maturity	2,500	2,501
Goodwill	14,129	14,129
Other Assets	14,130	12,305
Equity in Net Assets of Subsidiaries	1,586,473	1,290,455
Total Assets	$1,623,608	$1,386,094

Liabilities
Income Taxes Payable	$38	$974
Other Liabilities	11,959	10,613
Total Liabilities	11,997	11,587
Shareholders' Equity	1,611,611	1,374,507
Total Liabilities and Shareholders' Equity	$1,623,608	$1,386,094

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Operating Activities
Net Income	$253,372	$153,804	$225,913
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	779	795	760
Net (Gains) Losses on Sales of Investment Securities	948	(13,336)	850
Equity in Undistributed Income of Subsidiaries	(192,734)	(11,331)	(7,134)
Net Change in Other Assets and Other Liabilities	(977)	(68)	(135)
Net Cash Provided by Operating Activities	61,388	129,864	220,254

Investing Activities
Capital Contributions to the Bank	(165,000)	—	—
Proceeds from (Expenses related to) Sales of Investment Securities	(948)	18,336	4,259
Purchase of Investment Securities Held-to-Maturity	—	(2,501)	(4,933)
Net Cash Provided by (Used in) Investing Activities	(165,948)	15,835	(674)

Financing Activities
Proceeds from Issuance of Common Stock	13,611	9,389	7,872
Proceeds from Issuance of Preferred Stock	175,487	—	—
Repurchase of Common Stock	(31,258)	(18,006)	(137,649)
Cash Dividends Paid Common Stock	(110,633)	(107,434)	(105,478)
Cash Dividends Paid Preferred Stock	(2,975)	—	—
Net Cash Provided by (Used in) Financing Activities	44,232	(116,051)	(235,255)

Net Change in Cash and Cash Equivalents	(60,328)	29,648	(15,675)
Cash and Cash Equivalents at Beginning of Period	66,704	37,056	52,731
Cash and Cash Equivalents at End of Period	$6,376	$66,704	$37,056

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP , located in Honolulu, Hawaii, United States, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of Hawaii Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bank of Hawaii Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bank of Hawaii Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Honolulu, Hawaii

February 28, 2022

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding the executive officers of the Parent is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.  Other information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year to which this report relates.

The Parent’s Board of Directors has determined that Mark A. Burak, John C. Erickson, Alicia E. Moy, Victor K. Nichols, and Raymond P. Vara, Jr., members of the Parent’s Audit and Risk Committee, are audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K.  All members on the Audit and Risk Committee are independent and are financially literate within the meaning of Section 10A(m)(3) of the Exchange Act and the rules of the New York Stock Exchange, as applicable.

The Parent has adopted a written code of ethics within the meaning of Item 406 of Regulation S-K that applies to the Parent’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer.  A copy of the Code of Ethics for Senior Financial Officers is available on the Company’s website, www.boh.com.  The Parent intends to provide disclosure of any change to, or waiver from, the Parent’s Code of Ethics for Senior Financial Officers via its website.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Bank of Hawaii Corporation Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following Consolidated Financial Statements of Bank of Hawaii Corporation and Subsidiaries are included in Item 8 of this report:

Consolidated Statements of Income – Years ended December 31, 2021, December 31, 2020, and December 31, 2019

Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, December 31, 2020, and December 31, 2019

Consolidated Statements of Condition – December 31, 2021, and December 31, 2020

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2021, December 31, 2020, and December 31, 2019

Consolidated Statements of Cash Flows – Years ended December 31, 2021, December 31, 2020, and December 31, 2019

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
3.6

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

4.2	Description of the Registrant’s Securities

4.3

Deposit Agreement, dated June 15, 2021, by and among Bank of Hawaii Corporation, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Form Depository Receipt (included in Exhibit 4.3)
10.1	Bank of Hawaii Corporation’s Executive Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the 2005 10-K).*

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

10.10

Board Resolution for Amendment to the Restricted Stock and Option Awards under the Bank of Hawaii Corporation’s Amended and Restated Director Stock Compensation Plan (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 28, 2008).*

10.11

Bank of Hawaii Corporation’s Amended and Restated Change-In-Control Retention Plan, (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on December 18, 2009).*

10.12

Amendment 2010-1 to the Bank of Hawaii Corporation Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on July 26, 2010).*

10.13

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan –Share Appreciation Replacement Program - 2011 Nonqualified Stock Option Agreement (incorporated by reference from Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on November 22, 2011).*

10.14

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2012 Restricted Stock In Lieu Of Base Salary Grant Agreement (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.15

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan – Form of 2012 Nonqualified Stock Option Grant Agreement (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 23, 2012).*

10.16

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.17

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.18

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement  - Ho, Biggs & Sellers (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.19

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of 2014 Restricted Stock Unit Grant Agreement - Lucien & Rossi (incorporated by reference from Exhibit 10.4 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.20

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Form of Special Incentive Agreement - Rossi & Sellers (incorporated by reference from Exhibit 10.5 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 29, 2014).*

10.21

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders, as filed on March 14, 2014).*

10.22

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Grant Agreement - (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.23

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2015 Restricted Stock Unit Grant Agreement - (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 28, 2015).*

10.24

Bank of Hawaii Corporation’s 2015 Director Stock Compensation Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on March 13, 2015).*

10.25

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.30 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.26

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.31 to the Bank of Hawaii Corporation’s Annual Report on Form 10-K, as filed on February 29, 2016).*

10.27

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2011 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.28

Bank of Hawaii Corporation’s 2004 Stock and Incentive Compensation Plan - Amendment of 2012 Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Bank of Hawaii Corporation’s Quarterly Report on Form 10-Q, as filed on July 25, 2016).*

10.29

Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan - Form of 2017 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to the Bank of Hawaii corporation’s Current Report on Form 8-K, as filed on February 27, 2017)*

10.30

Amendment to Bank of Hawaii Corporation’s 2014 Stock and Incentive Plan (incorporated by reference from Appendix A to Bank of Hawaii Corporation’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders, as filed on March 17, 2017).*

10.31

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2018 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 26, 2018).*

10.32

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2019 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 25, 2019).*

10.33

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 24, 2020).*

10.34

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Service-Based)(incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.35

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2020 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 22, 2021).*

10.36

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.37

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2021 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.3 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on March 26, 2021).*

10.38

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on January 21, 2022).*

10.39

Bank of Hawaii Corporation’s 2014 Stock and Incentive Compensation Plan - Form of 2022 Restricted Stock Grant Agreement (Performance Based) (incorporated by reference from Exhibit 10.1 to Bank of Hawaii Corporation’s Current Report on Form 8-K, as filed on February 18, 2022).*

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

Date: February 28, 2022	Bank of Hawaii Corporation

	By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Peter S. Ho	/s/ S. Haunani Apoliona
Peter S. Ho	S. Haunani Apoliona, Director
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ Mark A. Burak	/s/ John C. Erickson
Mark A. Burak, Director	John C. Erickson, Director

/s/ Joshua D. Feldman	/s/ Michelle Hulst
Joshua D. Feldman, Director	Michelle Hulst, Director

/s/ Kent T. Lucien	/s/ Elliot K. Mills
Kent T. Lucien, Director	Elliot K. Mills, Director

/s/ Alicia E. Moy	/s/ Victor K. Nichols
Alicia E. Moy, Director	Victor K. Nichols, Director

/s/ Barbara J. Tanabe	/s/ Dana M. Tokioka
Barbara J. Tanabe, Director	Dana M. Tokioka, Director

/s/ Raymond P. Vara, Jr.	/s/ Robert W. Wo
Raymond P. Vara, Jr., Director	Robert W. Wo, Director

/s/ Dean Y. Shigemura	/s/ Andrea Wilson Ignacio
Dean Y. Shigemura, Chief Financial Officer (Principal Financial Officer)	Andrea Wilson Ignacio, Controller, Principal Accounting Officer