Form 10-Q
period 2022-03-31
BANK OF HAWAII CORP
filed 2022-04-27
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange

Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐  No ☒

As of April 19, 2022, there were 40,288,597 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2022	2021
Interest Income
Interest and Fees on Loans and Leases	$94,439	$99,299
Income on Investment Securities
Available-for-Sale	17,100	15,837
Held-to-Maturity	18,701	13,300
Deposits	4	7
Funds Sold	127	137
Other	202	185
Total Interest Income	130,573	128,765
Interest Expense
Deposits	2,353	4,329
Securities Sold Under Agreements to Repurchase	2,772	3,533
Funds Purchased	2	1
Other Debt	183	333
Total Interest Expense	5,310	8,196
Net Interest Income	125,263	120,569
Provision for Credit Losses	(5,500)	(14,300)
Net Interest Income After Provision for Credit Losses	130,763	134,869
Noninterest Income
Trust and Asset Management	11,276	11,278
Mortgage Banking	2,740	5,862
Service Charges on Deposit Accounts	7,272	6,128
Fees, Exchange, and Other Service Charges	12,952	13,607
Investment Securities Losses, Net	(1,545)	(1,203)
Annuity and Insurance	791	702
Bank-Owned Life Insurance	2,349	1,917
Other	7,716	4,679
Total Noninterest Income	43,551	42,970
Noninterest Expense
Salaries and Benefits	59,924	56,251
Net Occupancy	9,826	9,090
Net Equipment	9,153	8,878
Data Processing	4,560	6,322
Professional Fees	3,258	3,406
FDIC Insurance	1,502	1,654
Other	15,651	13,264
Total Noninterest Expense	103,874	98,865
Income Before Provision for Income Taxes	70,440	78,974
Provision for Income Taxes	15,606	19,025
Net Income	$54,834	$59,949
Preferred Stock Dividends	1,969	—
Net Income Available to Common Shareholders	$52,865	$59,949
Basic Earnings Per Common Share	$1.33	$1.51
Diluted Earnings Per Common Share	$1.32	$1.50
Dividends Declared Per Common Share	$0.70	$0.67
Basic Weighted Average Common Shares	39,752,679	39,827,590
Diluted Weighted Average Common Shares	39,956,391	40,071,477

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Net Income	$54,834	$59,949
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Losses on Investment Securities	(180,124)	(50,050)
Defined Benefit Plans	353	441
Total Other Comprehensive Loss	(179,771)	(49,609)
Comprehensive Income (Loss)	$(124,937)	$10,340

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Interest-Bearing Deposits in Other Banks	$2,488	$2,571
Funds Sold	356,373	361,536
Investment Securities
Available-for-Sale	4,258,534	4,276,056
Held-to-Maturity (Fair Value of $4,171,262 and $4,646,619)	4,489,615	4,694,780
Loans Held for Sale	5,293	26,746
Loans and Leases	12,544,492	12,259,076
Allowance for Credit Losses	(152,028)	(157,821)
Net Loans and Leases	12,392,464	12,101,255
Total Earning Assets	21,504,767	21,462,944
Cash and Due From Banks	236,193	196,327
Premises and Equipment, Net	199,743	199,393
Operating Lease Right-of-Use Assets	93,563	95,621
Accrued Interest Receivable	45,392	45,242
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	23,968	22,251
Goodwill	31,517	31,517
Bank-Owned Life Insurance	446,926	344,587
Other Assets	415,916	384,727
Total Assets	$23,000,317	$22,784,941
Liabilities
Deposits
Noninterest-Bearing Demand	$7,500,741	$7,275,287
Interest-Bearing Demand	4,591,178	4,628,567
Savings	7,701,849	7,456,165
Time	922,519	1,000,089
Total Deposits	20,716,287	20,360,108
Securities Sold Under Agreements to Repurchase	450,490	450,490
Other Debt	10,367	10,391
Operating Lease Liabilities	101,274	103,210
Retirement Benefits Payable	38,008	38,494
Accrued Interest Payable	2,545	2,499
Taxes Payable	17,265	11,901
Other Liabilities	215,196	196,237
Total Liabilities	21,551,432	21,173,330
Commitments, Contingencies, and Guarantees (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: March 31, 2022 and December 31, 2021 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: March 31, 2022 - 58,717,811 / 40,288,365 and December 31, 2021 - 58,554,669 / 40,253,193)	582	581
Capital Surplus	607,061	602,508
Accumulated Other Comprehensive Loss	(246,153)	(66,382)
Retained Earnings	1,974,790	1,950,375
Treasury Stock, at Cost (Shares; March 31, 2022 - 18,429,446 and December 31, 2021 - 18,301,476)	(1,067,395)	(1,055,471)
Total Shareholders’ Equity	1,448,885	1,611,611
Total Liabilities and Shareholders’ Equity	$23,000,317	$22,784,941

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	—	—	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	—	$—	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Operating Activities
Net Income	$54,834	$59,949
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(5,500)	(14,300)
Depreciation and Amortization	5,308	5,238
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(856)	(2,486)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	7,031	8,878
Amortization of Operating Lease Right-of-Use Assets	2,903	2,839
Share-Based Compensation	4,010	2,780
Benefit Plan Contributions	(417)	(470)
Deferred Income Taxes	3,332	6,397
Net Gains on Sales of Loans and Leases	(1,724)	(6,558)
Net Losses (Gains) on Sales of Investment Securities	1,545	1,203
Proceeds from Sales of Loans Held for Sale	77,591	171,763
Originations of Loans Held for Sale	(55,110)	(102,017)
Net Tax Benefits from Share-Based Compensation	214	331
Net Change in Other Assets and Other Liabilities	(51,366)	48,860
Net Cash Provided by Operating Activities	41,795	182,407
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	249,585	289,659
Purchases	(481,723)	(594,678)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	216,409	325,969
Purchases	(15,240)	(533,839)
Net Change in Loans and Leases	(284,797)	(204,500)
Purchases of Premises and Equipment	(5,658)	(3,649)
Net Cash Used in Investing Activities	(321,424)	(721,038)

Financing Activities
Net Change in Deposits	356,179	1,345,030
Net Change in Short-Term Borrowings	—	(100)
Repayments of Long-Term Debt	(24)	(22)
Proceeds from Issuance of Common Stock	2,288	2,704
Repurchase of Common Stock	(13,960)	(3,189)
Cash Dividends Paid on Common Stock	(28,265)	(27,026)
Cash Dividends Paid on Preferred Stock	(1,969)	—
Net Cash Provided by Financing Activities	314,249	1,317,397
Net Change in Cash and Cash Equivalents	34,620	778,766
Cash and Cash Equivalents at Beginning of Period	560,434	614,088
Cash and Cash Equivalents at End of Period	$595,054	$1,392,854
Supplemental Information
Cash Paid for Interest	$5,264	$9,204
Cash Paid for Income Taxes	3,069	2,771
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	380	—

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Standard Pending Adoption

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.”  ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2.  Cash and Cash Equivalents

The Company is required to maintain cash on hand or on deposit with the Board of Governors of the Federal Reserve System (“FRB”) based on the amount of certain customer deposits, mainly checking accounts.  The FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 25, 2020, therefore, there were no required reserve balances as of March 31, 2022, and December 31, 2021.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of condition:

(dollars in thousands)	March 31, 2022	December 31, 2021
Interest-Bearing Deposits in Other Banks	$2,488	$2,571
Funds Sold	356,373	361,536
Cash and Due From Banks	236,193	196,327
Total Cash and Cash Equivalents	$595,054	$560,434

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$281,530	$1,326	$(7,693)	$275,163
Debt Securities Issued by States and Political Subdivisions	74,724	6	(5,062)	69,668
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	—	(57)	1,701
Debt Securities Issued by Corporations	433,216	12	(23,622)	409,606
Mortgage-Backed Securities:
Residential - Government Agencies	1,368,122	1,063	(78,035)	1,291,150
Residential - U.S. Government-Sponsored Enterprises	2,201,086	128	(170,933)	2,030,281
Commercial - Government Agencies or Sponsored Agencies	188,073	24	(7,132)	180,965
Total Mortgage-Backed Securities	3,757,281	1,215	(256,100)	3,502,396
Total	$4,548,509	$2,559	$(292,534)	$4,258,534
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,526	$—	$(8,584)	$122,942
Debt Securities Issued by Corporations	19,496	—	(1,175)	18,321
Mortgage-Backed Securities:
Residential - Government Agencies	1,681,326	3,259	(118,611)	1,565,974
Residential - U.S. Government-Sponsored Enterprises	2,189,122	547	(152,862)	2,036,807
Commercial - Government Agencies or Sponsored Agencies	468,145	—	(40,927)	427,218
Total Mortgage-Backed Securities	4,338,593	3,806	(312,400)	4,029,999
Total	$4,489,615	$3,806	$(322,159)	$4,171,262
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,858	$1,513	$(284)	$250,087
Debt Securities Issued by States and Political Subdivisions	74,743	1,080	(5)	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	33	(11)	1,780
Debt Securities Issued by Corporations	384,590	2,339	(3,816)	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	9,818	(18,766)	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	4,792	(42,247)	2,090,326
Commercial - Government Agencies or Sponsored Agencies	155,164	1,885	(1,159)	155,890
Total Mortgage-Backed Securities	3,610,935	16,495	(62,172)	3,565,258
Total	$4,320,884	$21,460	$(66,288)	$4,276,056
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,495	$287	$(643)	$131,139
Debt Securities Issued by Corporations	20,316	76	(249)	20,143
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	12,139	(30,621)	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	15,508	(32,627)	2,269,761
Commercial - Government Agencies or Sponsored Agencies	481,695	324	(12,355)	469,664
Total Mortgage-Backed Securities	4,542,969	27,971	(75,603)	4,495,337
Total	$4,694,780	$28,334	$(76,495)	$4,646,619

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $8.7 million and $8.4 million as of March 31, 2022, and December 31, 2021, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $7.8 million and $8.2 million as of March 31, 2022, and December 31, 2021, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of March 31, 2022.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$694	$696
Due After One Year Through Five Years	279,784	271,681
Due After Five Years Through Ten Years	372,250	345,146
Due After Ten Years	13,130	12,012
	665,858	629,535
Debt Securities Issued by Government Agencies	125,370	126,603
Mortgage-Backed Securities:
Residential - Government Agencies	1,368,122	1,291,150
Residential - U.S. Government-Sponsored Enterprises	2,201,086	2,030,281
Commercial - Government Agencies or Sponsored Agencies	188,073	180,965
Total Mortgage-Backed Securities	3,757,281	3,502,396
Total	$4,548,509	$4,258,534
Held-to-Maturity:
Due After One Year Through Five Years	15,781	15,127
Due After Five Year Through Ten Years	124,026	115,993
Due After Ten Years	11,215	10,143
	151,022	141,263
Mortgage-Backed Securities:
Residential - Government Agencies	1,681,326	1,565,974
Residential - U.S. Government-Sponsored Enterprises	2,189,122	2,036,807
Commercial - Government Agencies or Sponsored Agencies	468,145	427,218
Total Mortgage-Backed Securities	4,338,593	4,029,999
Total	$4,489,615	$4,171,262

Investment securities with carrying values of $3.1 billion and $2.9 billion as of March 31, 2022, and December 31, 2021, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three months ended March 31, 2022, and March 31, 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total Losses on Sales of Investment Securities	$(1,545)	$(1,203)

The losses on sales of investment securities during the three months ended March 31, 2022, and March 31, 2021, respectively, which were primarily due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.  There was no gain on sales of investment securities for the three months ended March 31, 2022, and March 31, 2021.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$155,571	$(7,610)	$9,150	$(83)	$164,721	$(7,693)
Debt Securities Issued by States and Political Subdivisions	68,458	(5,062)	—	—	68,458	(5,062)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	1,654	(54)	46	(3)	1,700	(57)
Debt Securities Issued by Corporations	295,711	(19,798)	86,176	(3,824)	381,887	(23,622)
Mortgage-Backed Securities:
Residential - Government Agencies	1,053,590	(63,144)	134,437	(14,891)	1,188,027	(78,035)
Residential - U.S. Government-Sponsored Enterprises	1,228,427	(85,268)	786,229	(85,665)	2,014,656	(170,933)
Commercial-Government Agencies or Sponsored Agencies	155,059	(5,075)	20,242	(2,057)	175,301	(7,132)
Total Mortgage-Backed Securities	2,437,076	(153,487)	940,908	(102,613)	3,377,984	(256,100)
Total	$2,958,470	$(186,011)	$1,036,280	$(106,523)	$3,994,750	$(292,534)

December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,455	$(195)	$9,995	$(89)	$61,450	$(284)
Debt Securities Issued by States and Political Subdivisions	643	(5)	—	—	643	(5)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	814	(10)	49	(1)	863	(11)
Debt Securities Issued by Corporations	249,629	(2,846)	64,029	(970)	313,658	(3,816)
Mortgage-Backed Securities:
Residential - Government Agencies	810,157	(17,131)	41,471	(1,635)	851,628	(18,766)
Residential - U.S. Government-Sponsored Enterprises	1,670,500	(35,711)	180,205	(6,536)	1,850,705	(42,247)
Commercial - Government Agencies or Sponsored Agencies	25,664	(223)	21,810	(936)	47,474	(1,159)
Total Mortgage-Backed Securities	2,506,321	(53,065)	243,486	(9,107)	2,749,807	(62,172)
Total	$2,808,862	$(56,121)	$317,559	$(10,167)	$3,126,421	$(66,288)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of March 31, 2022, which were comprised of 422 individual securities, represent a credit loss impairment.  As of March 31, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, an allowance for credit losses for these securities was not deemed necessary as of March 31, 2022.

Interest income from taxable and non-taxable investment securities for the three months ended March 31, 2022, and March 31, 2021, were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Taxable	$35,790	$28,856
Non-Taxable	11	281
Total Interest Income from Investment Securities	$35,801	$29,137

As of March 31, 2022, and December 31, 2021, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Federal Home Loan Bank of Des Moines Stock	$10,000	$10,000
Federal Reserve Bank Stock	26,726	26,624
Total	$36,726	$36,624

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

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of March 31, 2022, and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial
Commercial and Industrial	$1,354,757	$1,361,921
Paycheck Protection Program	57,809	126,779
Commercial Mortgage	3,257,689	3,152,130
Construction	248,363	220,254
Lease Financing	98,107	105,108
Total Commercial	5,016,725	4,966,192
Consumer
Residential Mortgage	4,405,718	4,309,602
Home Equity	1,958,285	1,836,588
Automobile	742,934	736,565
Other [1]	420,830	410,129
Total Consumer	7,527,767	7,292,884
Total Loans and Leases	$12,544,492	$12,259,076

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income was less than $0.1 million for three months ended March 31, 2022, and $2.1 million for the three months ended March 31, 2021.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of March 31, 2022, and December 31, 2021, AIR for loans totaled $28.9 million and $28.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three months ended March 31, 2022, and March 31, 2021.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended March 31, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(349)	(3,559)	(3,908)
Recoveries on Loans and Leases Previously Charged-Off	369	2,053	2,422
Net Loans and Leases Recovered (Charged-Off)	20	(1,506)	(1,486)
Provision for Credit Losses	(2,877)	(1,430)	(4,307)
Balance at End of Period	$62,093	$89,935	$152,028
Three Months Ended March 31, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(248)	(6,043)	(6,291)
Recoveries on Loans and Leases Previously Charged-Off	112	3,263	3,375
Net Loans and Leases Recovered (Charged-Off)	(136)	(2,780)	(2,916)
Provision for Credit Losses	(1,900)	(13,093)	(14,993)
Balance at End of Period	$82,811	$115,532	$198,343

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner.  The Company uses an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories.  Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation.  These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment.  Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively.  These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Company’s credit quality indicators:

Pass:

Loans and leases in all classes within the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan or lease agreement.  Residential mortgage loans that are past due 90 days or more as to principal or interest may be considered Pass if the current loan-to-value ratio is 60% or less.  Home equity loans that are past due 90 days or more as to principal or interest may be considered Pass if: a) the home equity loan is in a first lien position and the current loan-to-value ratio is 60% or less; or b) the first mortgage is with the Company and the current combined loan-to-value ratio is 60% or less.

Special Mention:

Loans and leases in all classes within the commercial portfolio segment that have potential weaknesses that deserve management’s close attention.  If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease.  The Special Mention credit quality indicator is not used for the consumer portfolio segment.

Classified:

Loans and leases in the classes within the commercial portfolio segment that are inadequately protected by the sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Classified loans and leases are also those in the classes within the consumer portfolio segment that are past due 90 days or more as to principal or interest.  Residential mortgage and home equity loans that are past due 90 days or more as to principal or interest may be considered Pass based on the criteria described in the definition of Pass.

For Pass rated credits, risk ratings are certified at a minimum annually.  For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
March 31, 2022
Commercial
Commercial and Industrial
Pass	$145,785	$406,736	$293,772	$73,828	$54,642	$88,630	$241,899	$380	$1,305,672
Special Mention	-	1,944	-	-	-	99	18,815	-	20,858
Classified	-	10,579	1,197	-	1,949	13,495	965	42	28,227
Total Commercial and Industrial	$145,785	$419,259	$294,969	$73,828	$56,591	$102,224	$261,679	$422	$1,354,757
Paycheck Protection Program
Pass	$-	$36,404	$21,405	$-	$-	$-	$-	$-	$57,809
Total Paycheck Protection Program	$-	$36,404	$21,405	$-	$-	$-	$-	$-	$57,809
Commercial Mortgage
Pass	$285,209	$898,610	$731,405	$334,284	$222,623	$588,824	$52,742	$-	$3,113,697
Special Mention	-	56,690	31,374	-	30,000	4,817	-	-	122,881
Classified	-	3,728	7,791	636	-	8,956	-	-	21,111
Total Commercial Mortgage	$285,209	$959,028	$770,570	$334,920	$252,623	$602,597	$52,742	$-	$3,257,689
Construction
Pass	$3,936	$77,483	$109,348	$-	$39,970	$596	$17,030	$-	$248,363
Total Construction	$3,936	$77,483	$109,348	$-	$39,970	$596	$17,030	$-	$248,363
Lease Financing
Pass	$5,701	$21,146	$14,462	$14,482	$8,649	$32,847	$-	$-	$97,287
Special Mention	-	-	-	-	820	-	-	-	820
Total Lease Financing	$5,701	$21,146	$14,462	$14,482	$9,469	$32,847	$-	$-	$98,107
Total Commercial	$440,631	$1,513,320	$1,210,754	$423,230	$358,653	$738,264	$331,451	$422	$5,016,725
Consumer
Residential Mortgage
Pass	$290,338	$1,365,595	$1,090,003	$346,369	$160,412	$1,150,355	$-	$-	$4,403,072
Classified	-	-	-	-	232	2,414	-	-	2,646
Total Residential Mortgage	$290,338	$1,365,595	$1,090,003	$346,369	$160,644	$1,152,769	$-	$-	$4,405,718
Home Equity
Pass	$-	$-	$-	$-	$-	$2,171	$1,918,767	$34,493	$1,955,431
Classified	-	-	-	-	-	57	2,283	514	2,854
Total Home Equity	$-	$-	$-	$-	$-	$2,228	$1,921,050	$35,007	$1,958,285
Automobile
Pass	$86,068	$277,436	$138,175	$122,207	$77,547	$40,996	$-	$-	$742,429
Classified	-	121	32	173	94	85	-	-	505
Total Automobile	$86,068	$277,557	$138,207	$122,380	$77,641	$41,081	$-	$-	$742,934
Other[1]
Pass	$58,605	$159,063	$44,754	$78,662	$35,063	$18,419	$24,225	$1,388	$420,179
Classified	-	42	82	279	82	83	80	3	651
Total Other	$58,605	$159,105	$44,836	$78,941	$35,145	$18,502	$24,305	$1,391	$420,830
Total Consumer	$435,011	$1,802,257	$1,273,046	$547,690	$273,430	$1,214,580	$1,945,355	$36,398	$7,527,767
Total Loans and Leases	$875,642	$3,315,577	$2,483,800	$970,920	$632,083	$1,952,844	$2,276,806	$36,820	$12,544,492

[1]	Comprised of other revolving credit, installment, and lease financing.

For the three months ended March 31, 2022, $1.4 million revolving loans were converted to term loans.

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2021.

	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
December 31, 2021
Commercial
Commercial and Industrial
Pass	$455,984	$301,646	$79,826	$68,026	$27,246	$75,321	$256,240	$471	$1,264,760
Special Mention	1,966	32,667	-	-	-	101	27,031	-	61,765
Classified	10,851	1,919	87	1,990	505	17,481	2,509	54	35,396
Total Commercial and Industrial	$468,801	$336,232	$79,913	$70,016	$27,751	$92,903	$285,780	$525	$1,361,921
Paycheck Protection Program
Pass	$86,484	$40,295	$-	$-	$-	$-	$-	$-	$126,779
Total Paycheck Protection Program	$86,484	$40,295	$-	$-	$-	$-	$-	$-	$126,779
Commercial Mortgage
Pass	$958,719	$736,155	$338,160	$261,991	$178,436	$459,337	$53,386	$-	$2,986,184
Special Mention	68,768	39,773	-	30,000	-	6,069	-	-	144,610
Classified	3,740	7,815	640	-	-	9,141	-	-	21,336
Total Commercial Mortgage	$1,031,227	$783,743	$338,800	$291,991	$178,436	$474,547	$53,386	$-	$3,152,130
Construction
Pass	$67,069	$94,878	$40,051	$-	$596	$-	$17,660	$-	$220,254
Special Mention	-	-	-	-	-	-	-	-	-
Total Construction	$67,069	$94,878	$40,051	$-	$596	$-	$17,660	$-	$220,254
Lease Financing
Pass	$21,637	$15,075	$15,697	$9,902	$2,004	$39,937	$-	$-	$104,252
Classified	-	-	-	856	-	-	-	-	856
Total Lease Financing	$21,637	$15,075	$15,697	$10,758	$2,004	$39,937	$-	$-	$105,108
Total Commercial	$1,675,218	$1,270,223	$474,461	$372,765	$208,787	$607,387	$356,826	$525	$4,966,192
Consumer
Residential Mortgage [1]
Pass	$1,392,337	$1,131,330	$367,525	$177,215	$256,825	$982,759	$-	$-	$4,307,991
Classified	-	-	294	-	905	412	-	-	1,611
Total Residential Mortgage	$1,392,337	$1,131,330	$367,819	$177,215	$257,730	$983,171	$-	$-	$4,309,602
Home Equity [1]
Pass	$-	$-	$-	$-	$-	$2,986	$1,795,107	$35,427	$1,833,520
Classified	-	-	-	-	-	58	2,649	361	3,068
Total Home Equity	$-	$-	$-	$-	$-	$3,044	$1,797,756	$35,788	$1,836,588
Automobile
Pass	$301,285	$152,022	$138,887	$91,411	$33,268	$18,963	$-	$-	$735,836
Classified	165	85	134	137	120	88	-	-	729
Total Automobile	$301,450	$152,107	$139,021	$91,548	$33,388	$19,051	$-	$-	$736,565
Other [2]
Pass	$172,735	$49,769	$92,983	$44,489	$16,218	$6,444	$25,622	$1,444	$409,704
Classified	39	90	183	47	27	17	22	-	425
Total Other	$172,774	$49,859	$93,166	$44,536	$16,245	$6,461	$25,644	$1,444	$410,129
Total Consumer	$1,866,561	$1,333,296	$600,006	$313,299	$307,363	$1,011,727	$1,823,400	$37,232	$7,292,884
Total Loans and Leases	$3,541,779	$2,603,519	$1,074,467	$686,064	$516,150	$1,619,114	$2,180,226	$37,757	$12,259,076

[1]	Certain prior period information has been reclassified to conform to current presentations.
[2]	Comprised of other revolving credit, installment, and lease financing.

For the year ended December 31, 2021, $4.1 million revolving loans were converted to term loans.

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of March 31, 2022, and December 31, 2021.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of March 31, 2022
Commercial
Commercial and Industrial	$145	$1,887	$22	$99	$2,153	$1,352,604	$1,354,757	$75
Paycheck Protection Program	—	—	—	—	—	57,809	57,809	—
Commercial Mortgage	—	—	—	8,065	8,065	3,249,624	3,257,689	8,065
Construction	—	—	—	—	—	248,363	248,363	—
Lease Financing	—	—	—	—	—	98,107	98,107	—
Total Commercial	145	1,887	22	8,164	10,218	5,006,507	5,016,725	8,140
Consumer
Residential Mortgage	3,102	225	4,113	3,845	11,285	4,394,433	4,405,718	202
Home Equity	1,223	475	2,722	5,638	10,058	1,948,227	1,958,285	1,349
Automobile	9,185	1,169	504	—	10,858	732,076	742,934	—
Other [1]	2,017	858	649	—	3,524	417,306	420,830	—
Total Consumer	15,527	2,727	7,988	9,483	35,725	7,492,042	7,527,767	1,551
Total	$15,672	$4,614	$8,010	$17,647	$45,943	$12,498,549	$12,544,492	$9,691

As of December 31, 2021
Commercial
Commercial and Industrial	$2,006	$14	$—	$243	$2,263	$1,359,658	$1,361,921	$151
Paycheck Protection Program	—	—	—	—	—	126,779	126,779	—
Commercial Mortgage	—	—	—	8,205	8,205	3,143,925	3,152,130	8,205
Construction	—	—	—	—	—	220,254	220,254	—
Lease Financing	—	—	—	—	—	105,108	105,108	—
Total Commercial	2,006	14	—	8,448	10,468	4,955,724	4,966,192	8,356
Consumer
Residential Mortgage	2,046	1,263	3,159	3,305	9,773	4,299,829	4,309,602	—
Home Equity	1,791	748	3,456	4,881	10,876	1,825,712	1,836,588	1,544
Automobile	7,804	1,495	729	—	10,028	726,537	736,565	—
Other [1]	2,686	904	426	—	4,016	406,113	410,129	—
Total Consumer	14,327	4,410	7,770	8,186	34,693	7,258,191	7,292,884	1,544
Total	$16,333	$4,424	$7,770	$16,634	$45,161	$12,213,915	$12,259,076	$9,900

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of March 31, 2022, and December 31, 2021.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$99	$—	$99	$243	$—	$243
Commercial Mortgage	4,557	3,508	8,065	4,661	3,544	8,205
Total Commercial	4,656	3,508	8,164	4,904	3,544	8,448
Consumer
Residential Mortgage	3,031	814	3,845	2,959	346	3,305
Home Equity	5,638	—	5,638	4,881	—	4,881
Total Consumer	8,669	814	9,483	7,840	346	8,186
Total	$13,325	$4,322	$17,647	$12,744	$3,890	$16,634

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $63.7 million as of March 31, 2022, and $70.0 million as of December 31, 2021.  There were $0.1 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of March 31, 2022, and December 31, 2021, respectively.

Loans modified in a TDR may be on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR may have the financial effect of reducing the specific Allowance associated with the loan because the potential loss has been recognized.  An Allowance for impaired commercial and consumer loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2022, and March 31, 2021.

	Loans Modified as a TDR for the Three Months Ended March 31, 2022			Loans Modified as a TDR for the Three Months Ended March 31, 2021
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	—	$—	$—	5	$112	$1
Total Commercial	—	—	—	5	112	1
Consumer
Residential Mortgage	5	934	59	—	—	—
Home Equity	1	36	—	1	52	4
Automobile	27	538	7	394	8,287	115
Other [2]	21	141	5	214	1,965	79
Total Consumer	54	1,649	71	609	10,304	198
Total	54	$1,649	$71	614	$10,416	$199

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three months ended March 31, 2022, and March 31, 2021, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Home Equity	1	$80	—	$—
Automobile	13	248	18	281
Other [2]	18	120	4	27
Total Consumer	32	448	22	308
Total	32	$448	22	$308

[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The specific Allowance associated with the loan may be changed by additional increases, adjustments, or partial charge-offs to further write-down the carrying value of the loan.

In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, certain qualified loan and lease modifications related to the COVID-19 pandemic are not accounted for as TDRs.  These loan and lease modifications totaled $40.5 million (8 loans) for the commercial segment and $0.2 million (1 loan) for the consumer segment as of March 31, 2022, and $40.5 million (8 loans) for the commercial segment and $3.1 million (11 loans) for the consumer segment as of December 31, 2021.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.5 million as of March 31, 2022.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of March 31, 2022, and $2.7 billion as of December 31, 2021.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.5 million and $1.6 million for the three months ended March 31, 2022, and March 31, 2021, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three months ended March 31, 2022, and March 31, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Period	$800	$958
Change in Fair Value Due to Payoffs	(19)	(39)
Balance at End of Period	$781	$919

For the three months ended March 31, 2022, and March 31, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Period	$21,451	$18,694
Servicing Rights that Resulted From Asset Transfers	751	1,680
Amortization	(844)	(1,163)
Valuation Allowance Recovery (Provision)	1,829	2,190
Balance at End of Period	$23,187	$21,401

Valuation Allowance:
Balance at Beginning of Period	$(1,829)	$(3,892)
Valuation Allowance Recovery (Provision)	1,829	2,190
Balance at End of Period	$—	$(1,702)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$21,451	$18,694
End of Period	$26,088	$21,401

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Weighted-Average Constant Prepayment Rate [1]	6.64%	10.70%
Weighted-Average Life (in years)	8.07	6.18
Weighted-Average Note Rate	3.59%	3.62%
Weighted-Average Discount Rate [2]	9.66%	7.04%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of March 31, 2022, and December 31, 2021, is presented in the following table.

(dollars in thousands)	March 31, 2022	December 31, 2021
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(327)	$(252)
Decrease in fair value from 50 bps adverse change	(648)	(498)
Discount Rate
Decrease in fair value from 25 bps adverse change	(288)	(223)
Decrease in fair value from 50 bps adverse change	(570)	(441)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $130.1 million and $134.7 million as of March 31, 2022, and December 31, 2021, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of March 31, 2022, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2022	$7,547
2023	811
2024	21,432
2025	756
2026	81
Thereafter	13,332
Total Unfunded Commitments	$43,959

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2022, and March 31, 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Effective Yield Method
Tax credits and other tax benefits recognized	$2,730	$2,151
Amortization Expense in Provision for Income Taxes	1,358	1,692
Proportional Amortization Method
Tax credits and other tax benefits recognized	$2,592	$2,591
Amortization Expense in Provision for Income Taxes	3,203	2,326

There were no impairment losses related to LIHTC investments during the three months ended March 31, 2022, and March 31, 2021.

Note 7.  Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of March 31, 2022, and December 31, 2021, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
March 31, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	33,710	13,074	46,784
Residential - U.S. Government-Sponsored Enterprises	—	—	241,290	161,926	403,216
Total	$—	$—	$275,000	$175,490	$450,490
December 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	38,685	13,407	52,092
Residential - U.S. Government-Sponsored Enterprises	—	—	236,315	161,593	397,908
Total	$—	$—	$275,000	$175,490	$450,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of March 31, 2022, and December 31, 2021.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.  See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
March 31, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$2,316	$—	$2,316	$2,316	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$4,408	$—	$4,408	$2,316	$2,092	$—
Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
	$450,490	$—	$450,490	$—	$450,490	$—
December 31, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$26	$—	$26	$26	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,948	—	5,948	26	5,922	—
Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
	$450,490	$—	$450,490	$—	$450,490	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For interest rate swap agreements, the fair value of investment securities pledged was $50.4 million and $58.3 million as of March 31, 2022, and December 31, 2021, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $508.2 million and $523.4 million as of March 31, 2022, and December 31, 2021, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $1.1 million and $1.3 million as of March 31, 2022, and December 31, 2021, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2022, and March 31, 2021:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(245,147)	$(64,974)	$(180,173)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	67	18	49
Net Unrealized Gains (Losses) on Investment Securities	(245,080)	(64,956)	(180,124)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	143	399
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	480	127	353
Other Comprehensive Income (Loss)	$(244,600)	$(64,829)	$(179,771)

Three Months Ended March 31, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(68,225)	$(18,082)	$(50,143)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	125	32	93
Net Unrealized Gains (Losses) on Investment Securities	(68,100)	(18,050)	(50,050)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	662	177	485
Amortization of Prior Service Credit	(61)	(17)	(44)
Defined Benefit Plans, Net	601	160	441
Other Comprehensive Income (Loss)	$(67,499)	$(17,890)	$(49,609)

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022, and March 31, 2021:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(180,173)	—	—	(180,173)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	49	353	402
Total Other Comprehensive Income (Loss)	(180,173)	49	353	(179,771)
Balance at End of Period	$(213,113)	$103	$(33,143)	$(246,153)

Three Months Ended March 31, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(50,143)	—	—	(50,143)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	93	441	534
Total Other Comprehensive Income (Loss)	(50,143)	93	441	(49,609)
Balance at End of Period	$1,352	$(330)	$(42,809)	$(41,787)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022, and March 31, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(67)	$(125)	Interest Income
	18	32	Provision for Income Tax
	(49)	(93)	Net of Tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	62	61
Net Actuarial Losses [2]	(542)	(662)
	(480)	(601)	Total Before Tax
	127	160	Provision for Income Tax
	(353)	(441)	Net of Tax

Total Reclassifications for the Period	$(402)	$(534)	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income.

Note 9.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three months ended March 31, 2022, and March 31, 2021:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share amounts)	2022	2021
Numerator:
Net Income Available to Common Shareholders	$52,865	$59,949

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,752,679	39,827,590
Dilutive Effect of Equity Based Awards	203,712	243,887
Weighted Average Common Shares Outstanding - Diluted	39,956,391	40,071,477

Earnings Per Common Share:
Basic	$1.33	$1.51
Diluted	$1.32	$1.50

Antidilutive Stock Options and Restricted Stock Outstanding	4,399	267,741

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 54 branch locations and 307 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a customer service center, and a mobile banking service.

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

Other organizational units (Technology, Operations, Marketing, Customer Experience, Human Resources, Finance, Credit and Risk Management, and Corporate and Regulatory Administration) provide a wide-range of support to the Company’s other income earning segments.  Expenses incurred by these support units are charged to the business segments through an internal cost allocation process.

Selected business segment financial information as of and for the three months ended March 31, 2022, and March 31, 2021, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended March 31, 2022
Net Interest Income	$70,235	$46,349	$8,679	$125,263
Provision for Credit Losses	1,683	(197)	(6,986)	(5,500)
Net Interest Income After Provision for Credit Losses	68,552	46,546	15,665	130,763
Noninterest Income	31,969	10,198	1,384	43,551
Noninterest Expense	(81,698)	(18,669)	(3,507)	(103,874)
Income Before Provision for Income Taxes	18,823	38,075	13,542	70,440
Provision for Income Taxes	(4,710)	(9,197)	(1,699)	(15,606)
Net Income	$14,113	$28,878	$11,843	$54,834
Total Assets as of March 31, 2022	$7,900,273	$5,174,115	$9,925,929	$23,000,317

Three Months Ended March 31, 2021
Net Interest Income	$69,762	$47,143	$3,664	$120,569
Provision for Credit Losses	2,866	50	(17,216)	(14,300)
Net Interest Income After Provision for Credit Losses	66,896	47,093	20,880	134,869
Noninterest Income	33,698	7,858	1,414	42,970
Noninterest Expense	(78,181)	(15,677)	(5,007)	(98,865)
Income Before Provision for Income Taxes	22,413	39,274	17,287	78,974
Provision for Income Taxes	(5,474)	(9,558)	(3,993)	(19,025)
Net Income	$16,939	$29,716	$13,294	$59,949
Total Assets as of March 31, 2021	$7,556,756	$5,224,386	$9,166,129	$21,947,271

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$13,195	$117	$45,857	$1,084
Forward Commitments	15,448	231	58,523	(35)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,535,468	(48,455)	1,400,322	28,742
Pay Fixed/Receive Variable Swaps	1,535,468	(2,092)	1,400,322	(5,922)
Foreign Exchange Contracts	100,917	(2,035)	102,548	(674)
Conversion Rate Swap Agreement	134,747	—	131,672	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of March 31, 2022, and December 31, 2021:

Derivative Financial Instruments	March 31, 2022		December 31, 2021
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$172	$54	$1,084	$—
Forward Commitments	237	7	17	52
Interest Rate Swap Agreements	12,208	62,755	40,733	17,913
Foreign Exchange Contracts	314	2,349	177	851
Total	$12,931	$65,165	$42,011	$18,816

[1]

Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three months ended March 31, 2022, and March 31, 2021:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended
Not Designated as Hedging Instruments	Recognized in the	March 31,
(dollars in thousands)	Statements of Income	2022	2021
Interest Rate Lock Commitments	Mortgage Banking	$(1,079)	$773
Forward Commitments	Mortgage Banking	1,908	3,227
Interest Rate Swap Agreements	Other Noninterest Income	4,081	1,604
Foreign Exchange Contracts	Other Noninterest Income	274	271
Total		$5,184	$5,875

As of March 31, 2022, and December 31, 2021, the Company did not designate any derivative financial instruments as formal hedging relationships.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net liability positions with its financial institution counterparties totaling $2.1 million and $5.9 million as of March 31, 2022, and December 31, 2021, respectively.

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

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of March 31, 2022, and December 31, 2021, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

Note 12.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of March 31, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Unfunded Commitments to Extend Credit	$3,090,969	$2,982,673
Standby Letters of Credit	135,279	135,167
Commercial Letters of Credit	23,513	18,956
Total Credit Commitments	$3,249,761	$3,136,796

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for cleared interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate, while the valuation methodology for uncleared interest rate swaps is based on the Effective Federal Funds Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of March 31, 2022, and December 31, 2021, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$148,560	$126,603	$—	$275,163
Debt Securities Issued by States and Political Subdivisions	—	69,668	—	69,668
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,701	—	1,701
Debt Securities Issued by Corporations	—	409,606	—	409,606
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,291,150	—	1,291,150
Residential - U.S. Government-Sponsored Enterprises	—	2,030,281	—	2,030,281
Commercial - Government Agencies	—	180,965	—	180,965
Total Mortgage-Backed Securities	—	3,502,396	—	3,502,396
Total Investment Securities Available-for-Sale	148,560	4,109,974	—	4,258,534
Loans Held for Sale	—	5,293	—	5,293
Mortgage Servicing Rights	—	—	781	781
Other Assets	54,490	—	—	54,490
Derivatives [1]	—	551	12,380	12,931
Total Assets Measured at Fair Value on a Recurring Basis as of March 31, 2022	$203,050	$4,115,818	$13,161	$4,332,029
Liabilities:
Derivatives [1]	$—	$2,356	$62,809	$65,165
Total Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2022	$—	$2,356	$62,809	$65,165
December 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$114,845	$135,242	$—	$250,087
Debt Securities Issued by States and Political Subdivisions	—	75,818	—	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,780	—	1,780
Debt Securities Issued by Corporations	—	383,113	—	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,319,042	—	1,319,042
Residential - U.S. Government-Sponsored Enterprises	—	2,090,326	—	2,090,326
Commercial - Government Agencies	—	155,890	—	155,890
Total Mortgage-Backed Securities	—	3,565,258	—	3,565,258
Total Investment Securities Available-for-Sale	114,845	4,161,211	—	4,276,056
Loans Held for Sale	—	26,746	—	26,746
Mortgage Servicing Rights	—	—	800	800
Other Assets	56,411	—	—	56,411
Derivatives [1]	—	194	41,817	42,011
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021	$171,256	$4,188,151	$42,617	$4,402,024
Liabilities:
Derivatives [1]	$—	$903	$17,913	$18,816
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021	$—	$903	$17,913	$18,816

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three months ended March 31, 2022, and March 31, 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended March 31, 2022
Balance as of January 1, 2022	$800	$23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(19)	(1,085)
Transfers to Loans Held for Sale	—	113
Variation Margin Payments	—	(73,361)
Balance as of March 31, 2022	$781	$(50,429)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2022	$—	$(50,429)

Three Months Ended March 31, 2021
Balance as of January 1, 2021	$958	$77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(39)	874
Transfers to Loans Held for Sale	—	(3,016)
Variation Margin Payments	—	(60,256)
Balance as of March 31, 2021	$919	$15,482
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of March 31, 2021	$—	$15,482

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2022, and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
March 31, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	5.32%	-	10.53%	6.64%	$26,869
		Discount Rate	7.34%	-	9.78%	9.66%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	99.00%	92.01%	$117
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.05%	$(50,547)

December 31, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	6.51%	-	11.48%	10.70%	$22,251
		Discount Rate	6.49%	-	7.08%	7.04%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	100.00%	90.47%	$1,084
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.14%	$22,820

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of March 31, 2022, and December 31, 2021.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
March 31, 2022
Mortgage Servicing Rights - amortization method	Level 3	$23,187	$—

December 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,451	$(1,829)

The change in valuation allowance of mortgage servicing rights accounted for under the amortization method was primarily due to changes in certain key assumptions used to estimate fair value.  As previously mentioned, all of the Company's mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2022, and December 31, 2021.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
March 31, 2022
Loans Held for Sale	$5,293	$5,384	$(91)

December 31, 2021
Loans Held for Sale	$26,746	$26,309	$437

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three months ended March 31, 2022, and year ended December 31, 2021, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2022, and December 31, 2021.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,489,615	$4,171,262	$122,942	$4,048,320	$—
Loans [1]	12,224,018	11,931,447	—	—	11,931,447
Financial Instruments - Liabilities
Time Deposits	922,519	910,982	—	910,982	—
Securities Sold Under Agreements to Repurchase	450,490	450,907	—	450,907	—
December 31, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,694,780	$4,646,619	$131,139	$4,515,480	$—
Loans [1]	11,921,869	12,094,631	—	—	12,094,631
Financial Instruments - Liabilities
Time Deposits	1,000,089	998,134	—	998,134	—
Securities Sold Under Agreements to Repurchase	450,490	469,293	—	469,293	—

[1]	Carrying amount is net of unearned income and the Allowance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include statements concerning, among other things, the anticipated economic and business environment in our service area and elsewhere, credit quality and other financial and business matters in future periods, our future results of operations and financial position, our business strategy and plans and our objectives and future operations.  We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).  In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.  Our forward-looking statements are based on numerous assumptions, any of which could prove to be inaccurate, and actual results may differ materially from those projected because of a variety of risks and uncertainties, including, but not limited to: 1) general economic conditions either nationally, internationally, or locally may be different than expected, and particularly, any event that negatively impacts the tourism industry in Hawaii; 2) the compounding effects of the COVID-19 pandemic, including reduced tourism in Hawaii, the duration and scope of government mandates or other limitations on travel and any lingering effects therefrom, volatility in the international and national economy and credit markets, worker absenteeism, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic, the pace of recovery following the COVID-19 pandemic, and the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; 3) changes in market interest rates that may affect credit markets and our ability to maintain our net interest margin; 4) changes in our credit quality or risk profile that may increase or decrease the required level of our reserve for credit losses; 5) the impact of legislative and regulatory initiatives, particularly the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018; 6) changes to the amount and timing of proposed common stock repurchases; 7) unanticipated changes in the securities markets, public debt markets, and other capital markets in the U.S. and internationally, including, without limitation, the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate; 8) changes in fiscal and monetary policies of the markets in which we operate; 9) the increased cost of maintaining or the Company’s ability to maintain adequate liquidity and capital, based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators; 10) changes in accounting standards; 11) the effect of changes in or interpretations of tax laws or regulations, including Public Law 115-97, commonly known as the Tax Cuts and Jobs Act; 12) any failure or disruption in or breach of our operational or security systems, information systems or infrastructure, or those of our merchants, third party vendors and other service providers; 13) any interruption or breach of security of our information systems resulting in failures or disruptions in customer account management, general ledger processing, and loan or deposit systems; 14) natural disasters, public unrest or adverse weather, public health, disease outbreaks, and other conditions impacting us and our customers’ operations or negatively impacting the tourism industry in Hawaii; 15) competitive pressures in the markets for financial services and products; 16) actual or alleged conduct which could harm our reputation; and 17) the impact of litigation and regulatory investigations of the Company, including costs, expenses, settlements, and judgments. Given these risks and uncertainties, investors should not place undue reliance on any forward-looking statement as a prediction of our actual results.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included under the section entitled “Risk Factors” in Part II of this report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent periodic and current reports filed with the SEC.  Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  We undertake no obligation to update forward-looking statements to reflect later events or circumstances, except as may be required by law.

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

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2021.

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

Hawaii Economy

The COVID-19 pandemic has had and is continuing to have an impact on the Hawaii economy.  Prior to the COVID-19 pandemic, at risk industries of leisure and hospitality represented 19% of jobs and 10% of Hawaii’s GDP.  Hawaii benefits from a wide range of industries that help to provide stability in the case of economic shocks.  Federal government jobs, primarily military, have historically been a stabilizing part of Hawaii’s economy, supplying about 20% of GDP.  Construction activity, including the Honolulu Rail Project, and other non-visitor-related activities have continued despite the COVID-19 pandemic.  Hawaii’s large retiree population also contributes to a stable economic base.  Hawaii’s unemployment rate was 4.1% in March 2022, while still above the pre-pandemic level, it has fallen substantially since its peak in April and May of 2020.

For the first three months of 2022, the volume of single-family home sales on Oahu decreased 2.6%, while the volume of condominium sales on Oahu increased 16.8% compared with the same period in 2021.  The median price of single-family home sales and condominium sales on Oahu increased 20.2% and 12.1%, respectively, for the first three months of 2022 compared to the same period in 2021. As of March 31, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at 1.0 month and 1.5 months, respectively.

Earnings Summary

Net income for the first quarter of 2022 was $54.8 million, a decrease of $5.1 million or 9% compared to the same period in 2021.  Diluted earnings per common share was $1.32 for the first quarter of 2021, a decrease of $0.18 or 12% compared to the same period in 2021.

•	The return on average assets for the first quarter of 2022 was 0.97% compared with 1.15% in the same period in 2021.
•	The return on average common equity for the first quarter of 2022 was 15.44% compared with 17.65% in the same period in 2021.

•

Net interest income for the first quarter of 2022 was $125.3 million, an increase of 3.9% from the same period in 2021.  Net interest margin was 2.34% in the first quarter of 2022, a decrease of 9 basis points from the same period in 2021.  The decrease in the net interest margin from prior year is largely due to lower interest rates on loans, partially offset by higher loan volume and lower rate on interest-bearing deposits.

•	The provision for credit losses for the first quarter of 2022 was a net benefit of $5.5 million compared with a net benefit of $14.3 million in the same period in 2021.
•	Noninterest income was $43.6 million in the first quarter of 2022, an increase of 1.4% from the same period in 2021.
•	Noninterest expense was $103.9 million in the first quarter of 2022, an increase of 5.1% compared to the same period in 2021.
•	The efficiency ratio during the first quarter of 2022 was 61.53% compared with 60.45% in the same period in 2021.
•	The effective tax rate for the first quarter of 2022 was 22.15% compared with 24.09% in the same period in 2021.
•

Total non-performing assets were $20.0 million at March 31, 2022, an increase of $2.1 million compared to March 31, 2021.  Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.16% at March 31, 2022, an increase of 1 basis point compared to March 31, 2021.

•

Net loan and lease charge-offs during the first quarter of 2022 were $1.5 million or 0.05% annualized of total average loans and leases outstanding, comprised of charge-offs of $3.9 million partially offset by recoveries of $2.4 million.  Compared to the first quarter of 2021, net loan and lease charge-offs decreased by $1.4 million or 5 basis points on total average loans and leases outstanding.

•

The allowance for credit losses on loans and leases was $152.0 million at March 31, 2022, a decrease of $46.3 million from March 31, 2021.  The ratio of the allowance for credit losses to total loans and leases outstanding was 1.21% at the end of the quarter, a decrease of 42 basis points from the end of the same period in 2021.

We maintained a strong balance sheet during the first quarter of 2022, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total assets increased to $23.0 billion at March 31, 2022, an increase of 1.0% from December 31, 2021.
•

The investment securities portfolio was $8.7 billion at March 31, 2022, a decrease of 2.5% from December 31, 2021.  The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

•	Total loans and leases were $12.5 billion at March 31, 2022, an increase of 2.3% from December 31, 2021, primarily due to growth in home equity, commercial mortgage and residential mortgage loans.
•	Total deposits were $20.7 billion at March 31, 2022, an increase of 1.7% from December 31, 2021.
•	Total shareholders’ equity was $1.4 billion as of March 31, 2022, a decrease of $0.2 billion or 10% from December 31, 2021.
•

In the first three months of 2022, we repurchased 116,787 shares of common stock at a total cost of $10.0 million.  Cash dividends of $28.3 million on common shares, and $1.97 million on preferred shares, were distributed during the first quarter of 2022.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis					Table 1
	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.4	$—	0.45%	$3.2	$—	0.93%
Funds Sold	238.5	0.1	0.21	550.6	0.1	0.10
Investment Securities
Available-for-Sale
Taxable	4,399.9	17.1	1.56	4,007.9	15.8	1.57
Non-Taxable	3.0	—	1.93	12.3	0.1	4.27
Held-to-Maturity
Taxable	4,567.4	18.6	1.63	3,385.8	13.1	1.55
Non-Taxable	35.8	0.2	2.10	38.1	0.2	2.55
Total Investment Securities	9,006.1	35.9	1.59	7,444.1	29.2	1.57
Loans Held for Sale	13.7	0.1	2.78	26.2	0.2	2.76
Loans and Leases [1]
Commercial and Industrial	1,421.9	10.8	3.08	1,904.5	14.3	3.05
Commercial Mortgage	3,158.8	21.7	2.80	2,846.0	21.3	3.04
Construction	227.6	2.1	3.68	264.1	2.3	3.48
Commercial Lease Financing	98.8	0.4	1.45	106.4	0.4	1.43
Residential Mortgage	4,343.3	34.9	3.21	4,146.6	35.9	3.46
Home Equity	1,898.9	13.3	2.83	1,594.1	12.6	3.20
Automobile	737.4	5.9	3.23	708.3	6.1	3.51
Other [2]	403.7	5.5	5.47	382.6	6.4	6.75
Total Loans and Leases	12,290.4	94.6	3.10	11,952.6	99.3	3.35
Other	36.7	0.2	2.21	33.4	0.2	2.21
Total Earning Assets [3]	21,588.8	130.9	2.44	20,010.1	129.0	2.60
Cash and Due From Banks	233.3			270.7
Other Assets	1,025.4			869.9
Total Assets	$22,847.5			$21,150.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,655.4	$0.5	0.04%	$4,186.4	$0.6	0.06%
Savings	7,540.6	1.1	0.06	7,016.6	1.5	0.09
Time	971.5	0.8	0.34	1,630.0	2.2	0.56
Total Interest-Bearing Deposits	13,167.5	2.4	0.07	12,833.0	4.3	0.14
Short-Term Borrowings	6.8	—	0.11	2.4	—	0.09
Securities Sold Under Agreements to Repurchase	450.5	2.8	2.46	600.5	3.6	2.35
Other Debt	10.4	0.2	7.05	60.5	0.3	2.22
Total Interest-Bearing Liabilities	13,635.2	5.4	0.16	13,496.4	8.2	0.24
Net Interest Income		$125.5			$120.8
Interest Rate Spread			2.28%			2.36%
Net Interest Margin			2.34%			2.43%
Noninterest-Bearing Demand Deposits	7,258.6			5,832.2
Other Liabilities	385.0			444.8
Shareholders’ Equity	1,568.7			1,377.3
Total Liabilities and Shareholders’ Equity	$22,847.5			$21,150.7

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million for the three months ended March 31, 2022, and three months ended March 31, 2021.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Three Months Ended March 31, 2022
	Compared to March 31, 2021
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.1)	$0.1	$—
Investment Securities
Available-for-Sale
Taxable	1.5	(0.2)	1.3
Non-Taxable	(0.1)	—	(0.1)
Held-to-Maturity
Taxable	4.8	0.7	5.5
Total Investment Securities	6.2	0.5	6.7
Loans Held for Sale	(0.1)	—	(0.1)
Loans and Leases
Commercial and Industrial	(6.0)	2.5	(3.5)
Commercial Mortgage	2.2	(1.8)	0.4
Construction	(0.3)	0.1	(0.2)
Commercial Lease Financing	0.1	(0.1)	—
Residential Mortgage	1.7	(2.7)	(1.0)
Home Equity	2.2	(1.5)	0.7
Automobile	0.3	(0.5)	(0.2)
Other [2]	0.3	(1.2)	(0.9)
Total Loans and Leases	0.5	(5.2)	(4.7)
Total Change in Interest Income	6.5	(4.6)	1.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(0.2)	(0.1)
Savings	0.1	(0.5)	(0.4)
Time	(0.7)	(0.7)	(1.4)
Total Interest-Bearing Deposits	(0.5)	(1.4)	(1.9)
Securities Sold Under Agreements to Repurchase	(1.0)	0.2	(0.8)
Other Debt	(0.4)	0.3	(0.1)
Total Change in Interest Expense	(1.9)	(0.9)	(2.8)

Change in Net Interest Income	$8.4	$(3.7)	$4.7

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.  We experienced lower yields on loan portfolio, which was partially offset by lower rates paid on our interest-bearing deposits, a reflection of the lower rate environment during the prior year.

Yield on our earning assets decreased by 16 basis points in the first three months of 2022 compared to the same period in 2021 primarily due to the lower rate environment during the prior year.  Yield on our commercial mortgage loans decreased by 24 basis points in the first three months of 2022 compared to the same period in 2021.  Commercial mortgage loan yield was negatively impacted by new loans with lower rates than loans that were paid off.  Yield on our construction loans increased by 20 basis points in the first three months of 2022 compared to the same period in 2021 primarily due to loans with lower rates that were paid off or transferred to commercial mortgage upon completion.  Yield on our investment securities portfolio increased by 2 basis points, relatively unchanged in the first three months of 2022 compared to the same period in 2021. Contractual yields on paycheck protection program loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the Small Business Administration (“SBA”) ahead of maturity.  Yield on our funds sold increased by 11 basis points in the first three months of 2022 compared to the same period in 2021 primarily due to federal fund rate increases.

Average interest rate on our interest-bearing liabilities decreased by 8 basis points in the first three months of 2022 compared to the same period in 2021.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits. The rate paid on securities sold under agreements to repurchase increased by 11 basis points in the first three months of 2022 compared to the same period in 2021, as a result of early terminations of lower rate repurchase agreements in the second and third quarter of 2021, with an aggregated total of $150.0 million.  The average balance of our interest bearing demand deposits increased by $469.0 million or 11% compared to the same period in 2021.  The average balance of savings deposits increased by $524.0 million or 7% compared to the same period in 2021.

Average balance of our earning assets increased by $1.6 billion or 8% compared to the same period in 2021 primarily due to an increase in the average balances of our investment securities.  Average balance of investment securities increased by $1.6 billion or 21% compared to the same period in 2021.  Average balance of our loan and lease portfolio increased by $337.8 million or 3% compared to the same period in 2021.  The average balance of our commercial mortgage portfolio increased by $312.8 million compared to the same period in 2021 as a result of continued demand from new and existing customers.  The average balance in our residential mortgage portfolio increased by $196.7 million compared to the same period in 2021 primarily due to higher loan originations partially offset by an increase in payoff activity.  The average balance of our home equity portfolio increased by $304.8 million compared to the same period in 2021 mainly due to growth driven by ongoing promotions of our SmartRefi program.  The average balance of funds sold decreased by $312.1 million or 57% compared to the same period in 2021.  The average balance of our commercial and industrial portfolio including paycheck protection program loans decreased by $482.5 million compared to the same period in 2021.

Average balance of our interest-bearing liabilities increased by $0.1 billion or 1% in the first three months of 2022 compared to the same period in 2021.  This increase was primarily due to growth in our demand and savings products, partially offset by a reduction in our time deposits, securities sold under agreements to repurchase and other debt.  Average balance in our core interest bearing deposit products increased by $1.0 billion in the first three months of 2022 compared to the same period in 2021. Average balance in securities sold under agreements to repurchase decreased by $150.1 million or 25% due to terminations of repurchase agreements with private institutions during 2021, totaling $150.0 million.  Average balance of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances decreased by $50.1 million or 83% in the first three months of 2022 compared to the same period in 2021 primarily due to the prepayment of FHLB advances totaling $50.0 million in the second quarter of 2021.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income			Table 3
	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Trust and Asset Management	$11,276	$11,278	$(2)
Mortgage Banking	2,740	5,862	(3,122)
Service Charges on Deposit Accounts	7,272	6,128	1,144
Fees, Exchange, and Other Service Charges	12,952	13,607	(655)
Investment Securities Gains (Losses), Net	(1,545)	(1,203)	(342)
Annuity and Insurance	791	702	89
Bank-Owned Life Insurance	2,349	1,917	432
Other Income	7,716	4,679	3,037
Total Noninterest Income	$43,551	$42,970	$581

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. These fees are largely based upon the market value of the assets we manage and the fee rate charged to customers. Total trust assets under administration were $10.9 billion and $10.7 billion as of March 31, 2022, and March 31, 2021, respectively.  Trust and asset management income was relatively unchanged for the first three months of 2022 compared to the same period in 2021.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $3.1 million or 53% for the first three months of 2022 compared to the same period in 2021.  The decrease was primarily due to decreased sales of conforming saleable loans from current production.  During the first three months in 2022, we recognized a $1.8 million valuation allowance recovery to our mortgage servicing rights compared to a $2.2 million valuation allowance recovery recorded in the same period in 2021.

Service charges on deposit accounts increased by $1.1 million or 19% for the first three months of 2022 compared to the same period in 2021. This increase was primarily due to an increase in overdraft fees coupled with an increase in account analysis fees, monthly service fees, and check printing fees compared to the same period in 2021.

Fees, exchange, and other service charges, which are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges, decreased by $0.7 million or 5% for the first three months of 2022 compared to the same period in 2021.  This decrease was primarily due to a decrease in other loan fees, which was partially offset by an increase in merchant income as a result of higher sales volume.

Investment securities losses, net totaled ($1.5) million in the first three months of 2022 compared to ($1.2) million during the same period in 2021.  The net losses in the first three months of 2022 and 2021 were primarily due to the fees paid to the counterparties of our prior Visa Class B share sales transactions.

Annuity and insurance income increased by $0.1 million or 13% for the first three months of 2022 compared to the same period in 2021 primarily due to an increase in annuity and life insurance products.

Bank-owned life insurance increased by $0.4 million or 23% for the first three months of 2022 compared to the same period in 2021 primarily due to policy purchases.

Other noninterest income increased by $3.0 million or 65% for the first three months of 2022 compared to the same period in 2021.  This increase was primarily due to an increase in customer derivative program and an increase in gain on the sale of leased assets, which were partially offset by a decrease in mutual fund and securities income and a decrease in terminal and safe deposit rentals in the first three months in 2022.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense			Table 4
	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Salaries	$34,932	$31,569	$3,363
Incentive Compensation	6,111	5,914	197
Share-Based Compensation	3,799	2,584	1,215
Commission Expense	1,641	2,436	(795)
Retirement and Other Benefits	4,693	5,517	(824)
Payroll Taxes	4,944	3,968	976
Medical, Dental, and Life Insurance	3,234	2,424	810
Separation Expense	570	1,839	(1,269)
Total Salaries and Benefits	59,924	56,251	3,673
Net Occupancy	9,826	9,090	736
Net Equipment	9,153	8,878	275
Data Processing	4,560	6,322	(1,762)
Professional Fees	3,258	3,406	(148)
FDIC Insurance	1,502	1,654	(152)
Other Expense:
Advertising	2,623	2,311	312
Delivery and Postage Services	1,506	1,648	(142)
Broker's Charges	1,463	759	704
Merchant Transaction and Card Processing Fees	1,453	1,098	355
Mileage Program Travel	1,196	1,160	36
Other	7,410	6,288	1,122
Total Other Expense	15,651	13,264	2,387
Total Noninterest Expense	$103,874	$98,865	$5,009

Total salaries and benefits expense increased by $3.7 million or 7% for the first three months of 2022 compared to the same period in 2021.  This increase was primarily due to a $3.4 million increase in base salaries coupled with a $1.2 million increase in share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a $1.3 million decrease in separation expense.

Net occupancy expense increased by $0.7 million or 8% for the first three months of 2022 compared to the same period in 2021. This increase was due to a $0.4 million increase in security guard services coupled with a $0.3 million in depreciation and amortization for the first three months of 2022 compared to the same period in 2021.

Net equipment expense increased by $0.3 million or 3% for the first three months of 2022 compared to the same period in 2021.  This increase was due to a higher software license fee, which was partially offset by a decrease in depreciation expense.

Data processing expense decreased by $1.8 million or 28% for the first three months of 2022 compared to the same period in 2021 primarily due to the expense related to the rollout of contactless cards in 2021.

FDIC insurance expense decreased by $0.2 million or 9% for the first three months of 2022 compared to the same period in 2021 primarily due to lower assessment rates.

Total other expense increased by $2.4 million or 18% for the first three months of 2022 compared to the same period in 2021 due to an increase in broker’s charges, liability insurance, education and recruitment, and higher sales volume in merchant services.  These increases were partially offset by a decrease in deferred title, escrow, and broker costs in the first three months of 2022 compared to the same period in 2021.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Provision for Income Taxes	$15,606	$19,025
Effective Tax Rates	22.15%	24.09%

The lower effective rate in the first quarter of 2022 compared to the same period in 2021 was primarily due to lower pretax book income, increased tax credits from Low-Income Housing partnerships, and a $0.7 million tax benefit from an early buyout of our equity interest in a leveraged lease.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $8.7 billion and $9.0 billion as of March 31, 2022, and December 31, 2021, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of March 31, 2022, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $6.4 million as of March 31, 2022, and $49.8 million as of December 31, 2021.  Gross unrealized losses in our investment securities were $614.7 million as of March 31, 2022, and $142.8 million as of December 31, 2021.  The overall decrease in net unrealized gains was primarily due to the increase in interest rates during 2022.  The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$1,354,757	$1,361,921	$(7,164)
Paycheck Protection Program	57,809	126,779	(68,970)
Commercial Mortgage	3,257,689	3,152,130	105,559
Construction	248,363	220,254	28,109
Lease Financing	98,107	105,108	(7,001)
Total Commercial	5,016,725	4,966,192	50,533
Consumer
Residential Mortgage	4,405,718	4,309,602	96,116
Home Equity	1,958,285	1,836,588	121,697
Automobile	742,934	736,565	6,369
Other [1]	420,830	410,129	10,701
Total Consumer	7,527,767	7,292,884	234,883
Total Loans and Leases	$12,544,492	$12,259,076	$285,416

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of March 31, 2022, increased by $285.4 million or 2%, from December 31, 2021, primarily due to growth in our consumer lending portfolio.

Commercial loans and leases as of March 31, 2022, increased by $50.5 million or 1% from December 31, 2021.  Commercial and industrial loans remained relatively unchanged from December 31, 2021.  PPP loans decreased by $69.0 million, or 54% from December 31, 2021, primarily due to forgiveness payments received from the SBA.  Commercial mortgage loans increased by $105.6 million or 3% from December 31, 2021, primarily due to demand from new and existing customers.  Construction loans increased by $28.1 million or 13% from December 31, 2021, primarily due to an increase in construction activity in our market.  Lease financing decreased by $7.0 million, or 7% from December 31, 2021, primarily due to paydowns.

Consumer loans and leases as of March 31, 2022, increased by $234.9 million or 3% from December 31, 2021.  Residential mortgage loans increased by $96.1 million or 2% from December 31, 2021, primarily due to higher loan originations, partially offset by an increase in payoff activity.  Home equity increased by $121.7 million or 7% from December 31, 2021, as a result of strong increase in new loan originations and stable payoff levels.  Automobile loans remained relatively unchanged from December 31, 2021.  Other consumer loans increased by $10.7 million or 3% from December 31, 2021, primarily due to growth in our installment loans.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
March 31, 2022
Commercial
Commercial and Industrial	$1,147,851	$124,730	$76,426	$5,750	$1,354,757
Paycheck Protection Program	49,681	4,408	974	2,746	57,809
Commercial Mortgage	2,845,289	191,108	221,292	—	3,257,689
Construction	248,363	—	—	—	248,363
Lease Financing	70,165	24,406	3,536	—	98,107
Total Commercial	4,361,349	344,652	302,228	8,496	5,016,725
Consumer
Residential Mortgage	4,329,376	—	75,634	708	4,405,718
Home Equity	1,915,456	55	42,774	—	1,958,285
Automobile	549,235	—	153,731	39,968	742,934
Other [2]	357,107	—	49,988	13,735	420,830
Total Consumer	7,151,174	55	322,127	54,411	7,527,767
Total Loans and Leases	$11,512,523	$344,707	$624,355	$62,907	$12,544,492
December 31, 2021
Commercial
Commercial and Industrial	$1,146,593	$141,643	$68,934	$4,751	$1,361,921
Paycheck Protection Program	111,457	10,842	1,586	2,894	126,779
Commercial Mortgage	2,758,641	158,192	235,297	—	3,152,130
Construction	220,254	—	—	—	220,254
Lease Financing	68,757	32,695	3,656	—	105,108
Total Commercial	4,305,702	343,372	309,473	7,645	4,966,192
Consumer
Residential Mortgage	4,232,834	—	76,022	746	4,309,602
Home Equity	1,794,330	58	42,200	—	1,836,588
Automobile	547,660	—	151,722	37,183	736,565
Other [2]	346,625	—	48,490	15,014	410,129
Total Consumer	6,921,449	58	318,434	52,943	7,292,884
Total Loans and Leases	$11,227,151	$343,430	$627,907	$60,588	$12,259,076

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Federal Home Loan Bank and Federal Reserve Bank Stock	$36,726	$36,624	$102
Derivative Financial Instruments	12,931	42,011	(29,080)
Low-Income Housing and Other Equity Investments	131,783	136,647	(4,864)
Deferred Compensation Plan Assets	54,490	56,411	(1,921)
Prepaid Expenses	21,407	17,670	3,737
Accounts Receivable	13,922	13,323	599
Deferred Tax Assets	104,677	42,276	62,401
Other	39,980	39,765	215
Total Other Assets	$415,916	$384,727	$31,189

Total other assets increased by $31.2 million or 8% from December 31, 2021.  The increase was due to a $62.4 million increase in deferred tax assets, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities.  This increase was partially offset by a decrease in derivative financial instruments of $29.1 million, which was primarily due to fair value decreases of our interest rate swap agreement assets.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Consumer	$10,654,192	$10,438,844	$215,348
Commercial	8,818,477	8,641,932	176,545
Public and Other	1,243,618	1,279,332	(35,714)
Total Deposits	$20,716,287	$20,360,108	$356,179

Total deposits were $20.7 billion as of March 31, 2022, an increase of $356.2 million or 2% from December 31, 2021.  This increase was primarily due to an increase in commercial and consumer deposits.  Consumer deposits increased by $215.3 million or 2% primarily due to a $261.5 million increase in core deposits, partially offset by $46.2 million decrease in time deposits.  Commercial deposits increased by $176.5 million or 2% due to an increase in core deposits of $184.6 million, partially offset by $8.1 million decrease in time deposits.  In addition, public and other deposits decreased by $35.7 million or 3% due to an decrease in public demand deposits of $12.4 million, coupled with a decrease in time deposits of $23.3 million.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Money Market	$2,583,052	$2,529,985	$53,067
Regular Savings	5,118,797	4,926,180	192,617
Total Savings Deposits	$7,701,849	$7,456,165	$245,684

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Remaining maturity:
Three months or less	$125,178	$220,045	$(94,867)
After three through six months	159,740	93,514	66,226
After six through twelve months	102,186	137,514	(35,328)
After twelve months	77,653	74,133	3,520
Total	$464,757	$525,206	$(60,449)

Estimated uninsured deposits totaled $10.8 billion and $10.5 billion at March 31, 2022, and December 31, 2021, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. Estimated uninsured time deposits decreased by $60.4 million from December 31, 2021, primarily due to $46.2 million decrease in consumer time deposits and $23.3 million decrease in public time deposits.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Private Institutions	$450,000	$450,000	$—
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$450,490	$450,490	$—

Securities sold under agreements to repurchase was $450.5 million as of March 31, 2022, unchanged from December 31, 2021.  As of March 31, 2022, the weighted-average maturity was 2.6 years for our repurchase agreements with government entities and 2.8 years for our repurchase agreements with private institutions.  Some of our repurchase agreements with private institutions may be terminated at earlier specified dates by the private institution or in some cases by either the private institution or the Company.  If all such agreements were to terminate at the earliest possible date, the weighted-average maturity for our repurchase agreements with private institutions would decrease to 2.6 years.  As of March 31, 2022, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.46%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Finance Lease Obligations	10,367	10,391	(24)
Total	$10,367	$10,391	$(24)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Consumer Banking	$14,113	$16,939
Commercial Banking	28,878	29,716
Total	42,991	46,655
Treasury and Other	11,843	13,294
Consolidated Total	$54,834	$59,949

Consumer Banking

Net income decreased by $2.8 million or 17% in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and a decrease in noninterest income. This was partly offset by a decrease in the Provision and an increase in net interest income. The increase in noninterest expense was primarily due to higher allocated expenses related to support units and an increase in salaries and benefits. This was partly offset by the rollout of contactless cards in the first quarter of 2021. The decrease in noninterest income was primarily due to lower mortgage banking income as a result of decreased sales of conforming saleable loans from current production. The decrease in the Provision was primarily due to lower net charge-offs in the segment’s installment loan and automobile loan portfolios, partly offset by lower recoveries in the mortgage loan portfolio. The increase in net interest income was primarily due to higher average balances in the segment’s deposit and loan portfolios, partly offset by lower average rates in the both portfolios.

Commercial Banking

Net income decreased by $0.8 million in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in noninterest income. The increase in noninterest expense was primarily due to increased allocated expenses related to support units. The decrease in net interest income was primarily due to reductions in the segment’s loan portfolio and was partially offset by an increase in deposit balances. The decrease in Loans was driven by a reduction in C&I balances related to the Payroll Protection Program. The increase in deposits was primarily driven by an increase in noninterest bearing demand deposits and was partially offset by decreases in savings and time deposits. The increase in noninterest income is primarily due to an increase in customer derivative program revenue and merchant income, partially offset by reduced loan fees over the period.

Treasury and Other

Net income decreased by $1.5 million in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in the Provision partially offset by an increase in net interest and lower provision for income taxes. The increase in the Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  The increase in net interest income was primarily due to higher investment securities balances.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of March 31, 2022, our overall credit risk profile remains strong and reflects the improving trend of economic impacts from the COVID-19 pandemic in the markets we serve.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$99	$243	$(144)
Commercial Mortgage	8,065	8,205	(140)
Total Commercial	8,164	8,448	(284)
Consumer
Residential Mortgage	3,845	3,305	540
Home Equity	5,638	4,881	757
Total Consumer	9,483	8,186	1,297
Total Non-Accrual Loans and Leases	17,647	16,634	1,013
Foreclosed Real Estate	2,332	2,332	—
Total Non-Performing Assets	$19,979	$18,966	$1,013
Accruing Loans and Leases Past Due 90 Days or More
Commercial
Commercial and Industrial	$22	—	—
Total Commercial	22	—	—
Consumer
Residential Mortgage	$4,113	$3,159	$954
Home Equity	2,722	3,456	(734)
Automobile	504	729	(225)
Other [1]	649	426	223
Total Consumer	7,988	7,770	218
Total Accruing Loans and Leases Past Due 90 Days or More	$8,010	$7,770	$218
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$54,136	$60,519	$(6,383)
Total Loans and Leases	$12,544,492	$12,259,076	$285,416
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.14%	0.14%	—
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.15%	0.01%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.16%	0.17%	(0.01)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.16%	0.14%	0.02%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.22%	0.22%	—
Changes in Non-Performing Assets
Balance as of December 31, 2021	$18,966
Additions	2,243
Reductions
Payments	(1,230)
Balance as of March 31, 2022	$19,979

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Residential mortgage non-accrual loans were $3.8 million as of March 31, 2022, an increase of $0.5 million or 16% from December 31, 2021.  As of March 31, 2022, our residential mortgage non-accrual loans were comprised of 14 loans with a weighted average current loan-to-value ratio of 56%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of March 31, 2022, was unchanged from December 31, 2021.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $8.0 million as of March 31, 2022, a $0.2 million or 3% increase from December 31, 2021.  The increase was primarily in residential mortgage and other, which was partially offset by a decrease in home equity and automobile.

Table 16 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 16
(dollars in thousands)	March 31, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$14,024	$18,722	$(4,698)
Commercial Mortgage	11,512	11,777	(265)
Total Commercial	25,536	30,499	(4,963)
Consumer
Residential Mortgage	16,302	16,102	200
Home Equity	4,666	4,877	(211)
Automobile	14,997	16,148	(1,151)
Other [1]	2,215	2,331	(116)
Total Consumer	38,180	39,458	(1,278)
Total	$63,716	$69,957	$(6,241)

[1]	Comprised of other revolving credit and installment financing.

The Company offered loan and lease modifications to assist borrowers during the COVID-19 national emergency. These modifications initially and generally involved principal and/or interest payment deferrals for up to six months.  Similar to the initial modifications granted, an additional round of loan modifications was offered which generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offered several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally did not involve forgiveness or interest rate reductions.  In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, most of these COVID-19 related loan and lease modifications were not accounted for as TDRs.  As of March 31, 2022, COVID-19 related loan and lease modifications totaled $40.5 million (8 loans) for the commercial segment and $0.2 million (1 loan) for the consumer segment. Loans in a COVID-19 loan or lease modification program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. See Note 4 to the Consolidated Financial Statements for more information.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses			Table 17
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2022	2021	2021
Balance at Beginning of Period	$164,297	$174,708	$221,303
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(349)	(217)	(248)
Consumer
Residential Mortgage	—	—	(4)
Home Equity	(68)	(5)	(16)
Automobile	(1,530)	(1,045)	(2,109)
Other [1]	(1,961)	(2,007)	(3,914)
Total Loans and Leases Charged-Off	(3,908)	(3,274)	(6,291)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	369	132	112
Consumer
Residential Mortgage	54	858	955
Home Equity	515	390	533
Automobile	739	476	919
Other [1]	745	746	856
Total Recoveries on Loans and Leases Previously Charged-Off	2,422	2,602	3,375
Net Charged-Off - Loans and Leases	(1,486)	(672)	(2,916)
Net Charged-Off - Accrued Interest Receivable	(47)	(39)	(308)
Provision for Credit Losses:
Loans and Leases	(4,307)	(9,427)	(14,993)
Accrued Interest Receivable	(367)	(214)	—
Unfunded Commitments	(826)	(59)	693
Total Provision for Credit Losses	(5,500)	(9,700)	(14,300)
Balance at End of Period	$157,264	$164,297	$203,779
Components
Allowance for Credit Losses - Loans and Leases	$152,028	$157,821	$198,343
Allowance for Credit Losses - Accrued Interest Receivable	—	414	2,392
Reserve for Unfunded Commitments	5,236	6,062	3,044
Total Reserve for Credit Losses	$157,264	$164,297	$203,779
Average Loans and Leases Outstanding	$12,290,402	$12,086,705	$11,952,587
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.05%	0.02%	0.10%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.21%	1.29%	1.63%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of March 31, 2022, the Allowance was $152.0 million or 1.21% of total loans and leases outstanding (1.24% excluding PPP loans), compared with an Allowance of $157.8 million or 1.29% of total loans and leases outstanding (1.32% excluding PPP loans) as of December 31, 2021.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.

Net charge-off on loans and leases were $1.5 million or 0.05% of total average loans and leases, on an annualized basis, in the first quarter of 2022 compared to net charge-offs of $2.9 million or 0.10% of total average loans and leases, on an annualized basis, in the first quarter of 2021.  The decrease in net charge-offs on loans and leases was primarily due to the continued and cumulative impact of government stimulus measures and the assistance we offered to borrowers to modify payment terms, which support the trend of low delinquencies, which in turn reduce the number of charge-offs during the quarter.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.2 million as of March 31, 2022, a decrease of $0.8 million or 14% from December 31, 2021, primarily driven by lower commercial and industrial loan commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first three months of 2022 the Provision for Credit Losses was a net benefit of $5.5 million compared to a net benefit of $14.3 million during the same period in 2021.  The decrease was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook, consumer delinquency rates, post deferral consumer payment trends, very low commercial delinquency rates post-deferral, very strong commercial performance and liquidity levels during the second and third quarters, and forecasts for COVID-19 pandemic driven market changes, as well as the cumulative impact of unprecedented intervention of fiscal, monetary and regulatory programs.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 18 presents, as of March 31, 2022, and December 31, 2021, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of March 31, 2022, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of March 31, 2022, net interest income sensitivity to changes in interest rates as of March 31, 2022, was less sensitive in comparison to the sensitivity profile as of December 31, 2021.

Net Interest Income Sensitivity Profile				Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2022		December 31, 2021
Gradual Change in Interest Rates (basis points)
+200	$21,759	4.2%	$29,697	6.1%
+100	10,968	2.1	15,306	3.1
-100	(5,023)	(1.0)	(8,922)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$51,064	9.8%	$68,037	14.0%
+100	25,909	5.0	38,361	7.9
-100	(16,275)	(3.1)	(30,511)	(6.3)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of March 31, 2022, we had additional borrowing capacity of $3.0 billion from the FHLB and $714.8 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2022.  As of March 31, 2022, cash and cash equivalents were $595.1 million, the fair value of our available-for-sale investment securities was $4.3 billion, and total deposits were $20.7 billion as of March 31, 2022.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  As of March 31, 2022, the Company’s capital levels remained characterized as “well-capitalized”.  There have been no conditions or events since March 31, 2022, that management believes have changed either the Company’s or the Bank’s capital classifications.  The Company’s regulatory capital ratios are presented in Table 19 below.

Table 19 presents our regulatory capital and ratios as of March 31, 2022, and December 31, 2021

Regulatory Capital and Ratios		Table 19
(dollars in thousands)	March 31, 2022	December 31, 2021
Regulatory Capital
Total Common Shareholders’ Equity	$1,273,398	$1,436,124
Add: CECL Transitional Amount	7,124	9,498
Less: Goodwill, Net of Deferred Tax Liabilities	28,747	28,747
Postretirement Benefit Liability Adjustments	(33,143)	(33,496)
Net Unrealized Gains (Losses) on Investment Securities [1]	(213,010)	(32,886)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,498,126	1,483,455
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,673,613	1,658,942
Allowable Reserve for Credit Losses	151,219	153,001
Total Regulatory Capital	$1,824,832	$1,811,943
Risk-Weighted Assets	$12,663,646	$12,236,805
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.83%	12.12%
Tier 1 Capital Ratio	13.22	13.56
Total Capital Ratio	14.41	14.81
Tier 1 Leverage Ratio	7.30	7.32
[1]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

As of March 31, 2022, shareholders’ equity was $1.4 billion, a decrease of $162.7 million or 10% from December 31, 2021.  For the first three months of 2022, net income of $54.8 million, common stock issuances of $2.4 million, and share-based compensation of $4.0 million were offset by other comprehensive loss of $179.8 million, cash dividends paid of $28.3 million on common shares, common stock repurchased of $14.0 million, and cash dividends declared of $1.97 million on preferred shares.  In the first three months of 2022, we repurchased 116,787 shares under our share repurchase program.  These shares were repurchased at an average cost per share of $85.34 and a total cost of $10.0 million.  From the beginning of our share repurchase program in July 2001 through March 31, 2022, we repurchased a total of 57.5 million shares of common stock and returned a total of $2.3 billion to our shareholders at an average cost of $40.85 per share.

Remaining buyback authority under our share repurchase program was $75.8 million as of March 31, 2022.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In April 2022, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share.  The dividend will be payable on May 2, 2022 to shareholders of record of the preferred stock at the close of business on April 18, 2022.

In April 2022, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on June 14, 2022, to shareholders of record of the common stock at the close of business on May 31, 2022.

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

Credit Commitments and Contractual Obligations

Our credit commitments and contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 12 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the first quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 - 31, 2022	8,866	$85.16	7,500	$85,093,672
February 1 - 28, 2022	94,458	87.02	50,000	80,753,227
March 1 - 31, 2022	59,287	84.09	59,287	75,768,041
Total	162,611	$85.85	116,787

[1]

During the first quarter of 2022, 45,824 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	April 26, 2022		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer, and Principal Accounting Officer