Form 10-Q
period 2022-06-30
BANK OF HAWAII CORP
filed 2022-07-25
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐  No ☒

As of July 19, 2022, there were 40,182,789 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest Income
Interest and Fees on Loans and Leases	$101,663	$100,894	$196,102	$200,193
Income on Investment Securities
Available-for-Sale	17,984	16,467	35,084	32,304
Held-to-Maturity	18,838	13,576	37,539	26,876
Deposits	5	—	9	7
Funds Sold	719	260	846	397
Other	353	182	555	367
Total Interest Income	139,562	131,379	270,135	260,144
Interest Expense
Deposits	3,535	4,152	5,888	8,481
Securities Sold Under Agreements to Repurchase	2,794	3,470	5,566	7,003
Funds Purchased	57	—	59	1
Short-Term Borrowings	92	—	92	—
Other Debt	182	243	365	576
Total Interest Expense	6,660	7,865	11,970	16,061
Net Interest Income	132,902	123,514	258,165	244,083
Provision for Credit Losses	(2,500)	(16,100)	(8,000)	(30,400)
Net Interest Income After Provision for Credit Losses	135,402	139,614	266,165	274,483
Noninterest Income
Trust and Asset Management	11,457	11,682	22,733	22,960
Mortgage Banking	1,247	3,058	3,987	8,920
Service Charges on Deposit Accounts	7,309	6,065	14,581	12,193
Fees, Exchange, and Other Service Charges	14,193	13,807	27,145	27,414
Investment Securities Gains (Losses), Net	(1,295)	2,423	(2,840)	1,220
Annuity and Insurance	870	911	1,661	1,613
Bank-Owned Life Insurance	2,658	2,063	5,007	3,980
Other	5,719	4,422	13,435	9,101
Total Noninterest Income	42,158	44,431	85,709	87,401
Noninterest Expense
Salaries and Benefits	57,769	56,161	117,693	112,412
Net Occupancy	9,930	5,047	19,756	14,137
Net Equipment	9,543	8,796	18,696	17,674
Data Processing	4,607	4,557	9,167	10,879
Professional Fees	3,542	3,114	6,800	6,520
FDIC Insurance	1,590	1,669	3,092	3,323
Other	15,958	17,183	31,609	30,447
Total Noninterest Expense	102,939	96,527	206,813	195,392
Income Before Provision for Income Taxes	74,621	87,518	145,061	166,492
Provision for Income Taxes	17,759	19,985	33,365	39,010
Net Income	$56,862	$67,533	$111,696	$127,482
Preferred Stock Dividends	1,969	—	3,938	—
Net Income Available to Common Shareholders	$54,893	$67,533	$107,758	$127,482
Basic Earnings Per Common Share	$1.38	$1.69	$2.71	$3.20
Diluted Earnings Per Common Share	$1.38	$1.68	$2.70	$3.18
Dividends Declared Per Common Share	$0.70	$0.67	$1.40	$1.34
Basic Weighted Average Common Shares	39,693,593	39,902,583	39,722,985	39,865,268
Diluted Weighted Average Common Shares	39,842,608	40,122,905	39,896,700	40,096,527

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$56,862	$67,533	$111,696	$127,482
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Losses on Investment Securities	(122,647)	(123)	(302,771)	(50,173)
Defined Benefit Plans	352	442	705	883
Total Other Comprehensive Income (Loss)	(122,295)	319	(302,066)	(49,290)
Comprehensive Income (Loss)	$(65,433)	$67,852	$(190,370)	$78,192

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Interest-Bearing Deposits in Other Banks	$2,264	$2,571
Funds Sold	576,430	361,536
Investment Securities
Available-for-Sale	3,955,476	4,276,056
Held-to-Maturity (Fair Value of $3,823,739 and $4,646,619)	4,321,693	4,694,780
Loans Held for Sale	4,514	26,746
Loans and Leases	12,951,573	12,259,076
Allowance for Credit Losses	(148,512)	(157,821)
Net Loans and Leases	12,803,061	12,101,255
Total Earning Assets	21,663,438	21,462,944
Cash and Due From Banks	260,672	196,327
Premises and Equipment, Net	202,063	199,393
Operating Lease Right-of-Use Assets	91,901	95,621
Accrued Interest Receivable	47,141	45,242
Foreclosed Real Estate	2,332	2,332
Mortgage Servicing Rights	23,540	22,251
Goodwill	31,517	31,517
Bank-Owned Life Insurance	448,925	344,587
Other Assets	461,170	384,727
Total Assets	$23,232,699	$22,784,941
Liabilities
Deposits
Noninterest-Bearing Demand	$7,374,055	$7,275,287
Interest-Bearing Demand	4,339,520	4,628,567
Savings	8,054,899	7,456,165
Time	1,257,207	1,000,089
Total Deposits	21,025,681	20,360,108
Securities Sold Under Agreements to Repurchase	425,490	450,490
Other Debt	10,343	10,391
Operating Lease Liabilities	99,722	103,210
Retirement Benefits Payable	37,532	38,494
Accrued Interest Payable	2,545	2,499
Taxes Payable	10,607	11,901
Other Liabilities	272,033	196,237
Total Liabilities	21,883,953	21,173,330
Commitments, Contingencies, and Guarantees (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: June 30, 2022 and December 31, 2021 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: June 30, 2022 - 58,727,909 / 40,182,659 and December 31, 2021 - 58,554,669 / 40,253,193)	582	581
Capital Surplus	611,694	602,508
Accumulated Other Comprehensive Loss	(368,448)	(66,382)
Retained Earnings	2,002,005	1,950,375
Treasury Stock, at Cost (Shares; June 30, 2022 - 18,545,250 and December 31, 2021 - 18,301,476)	(1,077,087)	(1,055,471)
Total Shareholders’ Equity	1,348,746	1,611,611
Total Liabilities and Shareholders’ Equity	$23,232,699	$22,784,941

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

Net Income	—	—	—	—	—	—	56,862	—	56,862
Other Comprehensive Loss	—	—	—	—	—	(122,295)	—	—	(122,295)
Share-Based Compensation	—	—	—	—	4,162	—	—	—	4,162
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	30,442	—	471	—	531	661	1,663
Common Stock Repurchased	—	—	(136,148)	—	—	—	—	(10,353)	(10,353)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,209)	—	(28,209)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2022	180,000	$180,000	40,182,659	$582	$611,694	$(368,448)	$2,002,005	$(1,077,087)	$1,348,746

Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	—	—	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	—	$—	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

Net Income	—	—	—	—	—	—	67,533	—	67,533
Other Comprehensive Income	—	—	—	—	—	319	—	—	319
Share-Based Compensation	—	—	—	—	3,342	—	—	—	3,342
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	72,421	0	628	—	(46)	3,269	3,851
Common Stock Repurchased	—	—	(1,173)	—	—	—	—	(109)	(109)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,113)	—	(27,113)
Balance as of June 30, 2021	180,000	$180,000	40,465,482	$580	$594,261	$(41,468)	$1,884,431	$(1,034,273)	$1,583,531

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
Operating Activities
Net Income	$111,696	$127,482
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(8,000)	(30,400)
Depreciation and Amortization	10,607	10,564
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(561)	(7,528)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	12,453	17,772
Amortization of Operating Lease Right-of-Use Assets	5,798	5,677
Share-Based Compensation	8,172	6,122
Benefit Plan Contributions	(825)	(856)
Deferred Income Taxes	839	4,025
Gains on Sale of Premises and Equipment	—	(3,143)
Net Gains on Sales of Loans and Leases	(2,463)	(9,554)
Net Losses (Gains) on Sales of Investment Securities	2,840	(1,220)
Proceeds from Sales of Loans Held for Sale	102,806	294,006
Originations of Loans Held for Sale	(79,660)	(231,917)
Net Tax Benefits from Share-Based Compensation	163	908
Net Change in Other Assets and Other Liabilities	(5,516)	29,331
Net Cash Provided by Operating Activities	158,349	211,269
Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	456,420	693,404
Purchases	(556,154)	(1,497,902)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	381,387	637,149
Purchases	(15,240)	(1,333,606)
Net Change in Loans and Leases	(692,179)	(119,140)
Purchases of Premises and Equipment	(13,277)	(9,730)
Proceeds from Sale of Premises and Equipment	—	3,496
Net Cash Used in Investing Activities	(439,043)	(1,626,329)

Financing Activities
Net Change in Deposits	665,573	1,958,088
Net Change in Short-Term Borrowings	(25,000)	(50,100)
Repayments of Long-Term Debt	(48)	(50,044)
Net Proceeds from Issuance of Preferred Stock	—	175,487
Proceeds from Issuance of Common Stock	3,826	6,445
Repurchase of Common Stock	(24,313)	(3,298)
Cash Dividends Paid on Common Stock	(56,474)	(54,139)
Cash Dividends Paid on Preferred Stock	(3,938)	—
Net Cash Provided by Financing Activities	559,626	1,982,439
Net Change in Cash and Cash Equivalents	278,932	567,379
Cash and Cash Equivalents at Beginning of Period	560,434	614,088
Cash and Cash Equivalents at End of Period	$839,366	$1,181,467
Supplemental Information
Cash Paid for Interest	$11,924	$17,299
Cash Paid for Income Taxes	24,946	26,071
Non-Cash Investing and Financing Activities:
Transfer from Loans to Loans Held for Sale	380	20,072

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

Note 2.  Cash and Cash Equivalents

The Company is normally required to maintain cash on hand or on deposit with the Board of Governors of the Federal Reserve System (“FRB”) based on the amount of certain customer deposits, mainly checking accounts, however, the FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 25, 2020; therefore, there was no required reserve as of June 30, 2022.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	June 30, 2022
Interest-Bearing Deposits in Other Banks	$2,264
Funds Sold	576,430
Cash and Due From Banks	260,672
Total Cash and Cash Equivalents	$839,366

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$272,935	$1,640	$(10,689)	$263,886
Debt Securities Issued by States and Political Subdivisions	74,698	2	(8,859)	65,841
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	—	(85)	1,673
Debt Securities Issued by Corporations	432,016	—	(47,697)	384,319
Mortgage-Backed Securities:
Residential - Government Agencies	1,348,519	566	(122,746)	1,226,339
Residential - U.S. Government-Sponsored Enterprises	2,104,396	13	(254,542)	1,849,867
Commercial - Government Agencies or Sponsored Agencies	178,008	—	(14,457)	163,551
Total Mortgage-Backed Securities	3,630,923	579	(391,745)	3,239,757
Total	$4,412,330	$2,221	$(459,075)	$3,955,476
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,556	$—	$(13,058)	$118,498
Debt Securities Issued by Corporations	18,672	—	(1,857)	16,815
Mortgage-Backed Securities:
Residential - Government Agencies	1,605,791	721	(173,760)	1,432,752
Residential - U.S. Government-Sponsored Enterprises	2,107,997	21	(247,438)	1,860,580
Commercial - Government Agencies or Sponsored Agencies	457,677	—	(62,583)	395,094
Total Mortgage-Backed Securities	4,171,465	742	(483,781)	3,688,426
Total	$4,321,693	$742	$(498,696)	$3,823,739
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,858	$1,513	$(284)	$250,087
Debt Securities Issued by States and Political Subdivisions	74,743	1,080	(5)	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	33	(11)	1,780
Debt Securities Issued by Corporations	384,590	2,339	(3,816)	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	9,818	(18,766)	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	4,792	(42,247)	2,090,326
Commercial - Government Agencies or Sponsored Agencies	155,164	1,885	(1,159)	155,890
Total Mortgage-Backed Securities	3,610,935	16,495	(62,172)	3,565,258
Total	$4,320,884	$21,460	$(66,288)	$4,276,056
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,495	$287	$(643)	$131,139
Debt Securities Issued by Corporations	20,316	76	(249)	20,143
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	12,139	(30,621)	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	15,508	(32,627)	2,269,761
Commercial - Government Agencies or Sponsored Agencies	481,695	324	(12,355)	469,664
Total Mortgage-Backed Securities	4,542,969	27,971	(75,603)	4,495,337
Total	$4,694,780	$28,334	$(76,495)	$4,646,619

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $9.0 million and $8.4 million as of June 30, 2022, and December 31, 2021, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $7.5 million and $8.2 million as of June 30, 2022, and December 31, 2021, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of June 30, 2022.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$902	$902
Due After One Year Through Five Years	278,482	263,219
Due After Five Years Through Ten Years	372,109	322,093
Due After Ten Years	13,130	11,133
	664,623	597,347
Debt Securities Issued by Government Agencies	116,784	118,372
Mortgage-Backed Securities:
Residential - Government Agencies	1,348,519	1,226,339
Residential - U.S. Government-Sponsored Enterprises	2,104,396	1,849,867
Commercial - Government Agencies or Sponsored Agencies	178,008	163,551
Total Mortgage-Backed Securities	3,630,923	3,239,757
Total	$4,412,330	$3,955,476
Held-to-Maturity:
Due After One Year Through Five Years	15,022	14,223
Due After Five Year Through Ten Years	124,057	111,628
Due After Ten Years	11,149	9,462
	150,228	135,313
Mortgage-Backed Securities:
Residential - Government Agencies	1,605,791	1,432,752
Residential - U.S. Government-Sponsored Enterprises	2,107,997	1,860,580
Commercial - Government Agencies or Sponsored Agencies	457,677	395,094
Total Mortgage-Backed Securities	4,171,465	3,688,426
Total	$4,321,693	$3,823,739

Investment securities with carrying values of $3.7 billion and $2.9 billion as of June 30, 2022, and December 31, 2021, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three and six months ended June 30, 2022, and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Gross Gains on Sales of Investment Securities	$—	$3,675	$—	$3,675
Gross Losses on Sales of Investment Securities	(1,295)	(1,252)	(2,840)	(2,455)
Total Losses on Sales of Investment Securities	$(1,295)	$2,423	$(2,840)	$1,220

The losses on sales of investment securities during the three and six months ended June 30, 2022, and June 30, 2021, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$146,219	$(10,637)	$6,682	$(52)	$152,901	$(10,689)
Debt Securities Issued by States and Political Subdivisions	64,952	(8,859)	—	—	64,952	(8,859)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	1,614	(79)	60	(6)	1,674	(85)
Debt Securities Issued by Corporations	278,163	(38,854)	106,156	(8,843)	384,319	(47,697)
Mortgage-Backed Securities:
Residential - Government Agencies	849,208	(61,865)	342,358	(60,881)	1,191,566	(122,746)
Residential - U.S. Government-Sponsored Enterprises	946,822	(99,484)	902,647	(155,058)	1,849,469	(254,542)
Commercial-Government Agencies or Sponsored Agencies	144,817	(11,126)	18,734	(3,331)	163,551	(14,457)
Total Mortgage-Backed Securities	1,940,847	(172,475)	1,263,739	(219,270)	3,204,586	(391,745)
Total	$2,431,795	$(230,904)	$1,376,637	$(228,171)	$3,808,432	$(459,075)

December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,455	$(195)	$9,995	$(89)	$61,450	$(284)
Debt Securities Issued by States and Political Subdivisions	643	(5)	—	—	643	(5)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	814	(10)	49	(1)	863	(11)
Debt Securities Issued by Corporations	249,629	(2,846)	64,029	(970)	313,658	(3,816)
Mortgage-Backed Securities:
Residential - Government Agencies	810,157	(17,131)	41,471	(1,635)	851,628	(18,766)
Residential - U.S. Government-Sponsored Enterprises	1,670,500	(35,711)	180,205	(6,536)	1,850,705	(42,247)
Commercial - Government Agencies or Sponsored Agencies	25,664	(223)	21,810	(936)	47,474	(1,159)
Total Mortgage-Backed Securities	2,506,321	(53,065)	243,486	(9,107)	2,749,807	(62,172)
Total	$2,808,862	$(56,121)	$317,559	$(10,167)	$3,126,421	$(66,288)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of June 30, 2022, which were comprised of 455 individual securities, represent a credit loss impairment.  As of June 30, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, an allowance for credit losses for these securities was not deemed necessary as of June 30, 2022.

Interest income from taxable and non-taxable investment securities for the three and six months ended June 30, 2022, and June 30, 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Taxable	$36,809	$29,765	$72,599	$58,621
Non-Taxable	12	278	23	559
Total Interest Income from Investment Securities	$36,821	$30,043	$72,622	$59,180

As of June 30, 2022, and December 31, 2021, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Federal Home Loan Bank of Des Moines Stock	$10,000	$10,000
Federal Reserve Bank Stock	26,840	26,624
Total	$36,840	$36,624

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

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of June 30, 2022, and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial
Commercial and Industrial	$1,323,830	$1,361,921
Paycheck Protection Program	31,964	126,779
Commercial Mortgage	3,464,126	3,152,130
Construction	246,177	220,254
Lease Financing	89,535	105,108
Total Commercial	5,155,632	4,966,192
Consumer
Residential Mortgage	4,486,571	4,309,602
Home Equity	2,101,612	1,836,588
Automobile	775,065	736,565
Other [1]	432,693	410,129
Total Consumer	7,795,941	7,292,884
Total Loans and Leases	$12,951,573	$12,259,076

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income was $0.2 million and $2.6 million for the three months ended June 30, 2022, and June 30, 2021, respectively, and $0.2 million and $4.7 million for the six months ended June 30, 2022, and June 30, 2021, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of June 30, 2022, and December 31, 2021, AIR for loans totaled $30.7 million and $28.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and six months ended June 30, 2022, and June 30, 2021.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended June 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$62,093	$89,935	$152,028
Loans and Leases Charged-Off	(233)	(3,113)	(3,346)
Recoveries on Loans and Leases Previously Charged-Off	51	2,664	2,715
Net Loans and Leases Recovered (Charged-Off)	(182)	(449)	(631)
Provision for Credit Losses	(85)	(2,800)	(2,885)
Balance at End of Period	$61,826	$86,686	$148,512
Six Months Ended June 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(582)	(6,672)	(7,254)
Recoveries on Loans and Leases Previously Charged-Off	420	4,717	5,137
Net Loans and Leases Recovered (Charged-Off)	(162)	(1,955)	(2,117)
Provision for Credit Losses	(2,962)	(4,230)	(7,192)
Balance at End of Period	$61,826	$86,686	$148,512
Three Months Ended June 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$82,811	$115,532	$198,343
Loans and Leases Charged-Off	(456)	(3,853)	(4,309)
Recoveries on Loans and Leases Previously Charged-Off	144	2,981	3,125
Net Loans and Leases Recovered (Charged-Off)	(312)	(872)	(1,184)
Provision for Credit Losses	(3,860)	(12,914)	(16,774)
Balance at End of Period	$78,639	$101,746	$180,385
Six Months Ended June 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(704)	(9,896)	(10,600)
Recoveries on Loans and Leases Previously Charged-Off	256	6,244	6,500
Net Loans and Leases Recovered (Charged-Off)	(448)	(3,652)	(4,100)
Provision for Credit Losses	(5,760)	(26,007)	(31,767)
Balance at End of Period	$78,639	$101,746	$180,385

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

For Pass rated credits, risk ratings are certified at a minimum annually.  For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
June 30, 2022
Commercial
Commercial and Industrial
Pass	$195,226	$366,345	$270,290	$73,028	$51,830	$80,125	$248,467	$287	$1,285,598
Special Mention	300	1,761	-	-	126	96	15,204	-	17,487
Classified	-	10,100	1,097	-	1,727	6,765	1,022	34	20,745
Total Commercial and Industrial	$195,526	$378,206	$271,387	$73,028	$53,683	$86,986	$264,693	$321	$1,323,830
Paycheck Protection Program
Pass	$-	$14,693	$17,271	$-	$-	$-	$-	$-	$31,964
Total Paycheck Protection Program	$-	$14,693	$17,271	$-	$-	$-	$-	$-	$31,964
Commercial Mortgage
Pass	$614,389	$886,809	$704,185	$314,820	$202,411	$567,705	$51,876	$-	$3,342,195
Special Mention	-	38,090	31,276	-	31,504	4,773	-	-	105,643
Classified	344	3,704	7,298	632	-	4,310	-	-	16,288
Total Commercial Mortgage	$614,733	$928,603	$742,759	$315,452	$233,915	$576,788	$51,876	$-	$3,464,126
Construction
Pass	$45,104	$54,040	$112,289	$17,082	$-	$595	$17,067	$-	$246,177
Total Construction	$45,104	$54,040	$112,289	$17,082	$-	$595	$17,067	$-	$246,177
Lease Financing
Pass	$9,007	$19,723	$13,618	$13,190	$7,816	$25,397	$-	$-	$88,751
Special Mention	-	-	-	-	784	-	-	-	784
Total Lease Financing	$9,007	$19,723	$13,618	$13,190	$8,600	$25,397	$-	$-	$89,535
Total Commercial	$864,370	$1,395,265	$1,157,324	$418,752	$296,198	$689,766	$333,636	$321	$5,155,632
Consumer
Residential Mortgage
Pass	$511,952	$1,338,350	$1,065,284	$330,487	$150,344	$1,085,392	$-	$-	$4,481,809
Classified	-	-	-	-	838	3,924	-	-	4,762
Total Residential Mortgage	$511,952	$1,338,350	$1,065,284	$330,487	$151,182	$1,089,316	$-	$-	$4,486,571
Home Equity
Pass	$-	$-	$-	$-	$-	$1,594	$2,061,013	$34,049	$2,096,656
Classified	-	-	-	-	-	312	3,980	664	4,956
Total Home Equity	$-	$-	$-	$-	$-	$1,906	$2,064,993	$34,713	$2,101,612
Automobile
Pass	$189,177	$255,583	$124,837	$107,936	$65,561	$31,943	$-	$-	$775,037
Classified	-	10	6	-	-	12	-	-	28
Total Automobile	$189,177	$255,593	$124,843	$107,936	$65,561	$31,955	$-	$-	$775,065
Other[1]
Pass	$112,308	$147,605	$40,994	$64,199	$27,258	$15,033	$23,917	$1,269	$432,583
Classified	-	-	19	49	17	24	-	1	110
Total Other	$112,308	$147,605	$41,013	$64,248	$27,275	$15,057	$23,917	$1,270	$432,693
Total Consumer	$813,437	$1,741,548	$1,231,140	$502,671	$244,018	$1,138,234	$2,088,910	$35,983	$7,795,941
Total Loans and Leases	$1,677,807	$3,136,813	$2,388,464	$921,423	$540,216	$1,828,000	$2,422,546	$36,304	$12,951,573

[1]	Comprised of other revolving credit, installment, and lease financing.

For the six months ended June 30, 2022, $2.8 million revolving loans were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of June 30, 2022, and December 31, 2021.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of June 30, 2022
Commercial
Commercial and Industrial	$83	$12	$—	$85	$180	$1,323,650	$1,323,830	$63
Paycheck Protection Program	—	—	—	—	—	31,964	31,964	—
Commercial Mortgage	291	—	—	3,462	3,753	3,460,373	3,464,126	3,462
Construction	—	—	—	—	—	246,177	246,177	—
Lease Financing	—	—	—	—	—	89,535	89,535	—
Total Commercial	374	12	—	3,547	3,933	5,151,699	5,155,632	3,525
Consumer
Residential Mortgage	4,340	1,555	2,638	5,179	13,712	4,472,859	4,486,571	271
Home Equity	1,796	629	2,029	4,435	8,889	2,092,723	2,101,612	689
Automobile	9,617	1,149	359	—	11,125	763,940	775,065	—
Other [1]	1,807	757	508	—	3,072	429,621	432,693	—
Total Consumer	17,560	4,090	5,534	9,614	36,798	7,759,143	7,795,941	960
Total	$17,934	$4,102	$5,534	$13,161	$40,731	$12,910,842	$12,951,573	$4,485

As of December 31, 2021
Commercial
Commercial and Industrial	$2,006	$14	$—	$243	$2,263	$1,359,658	$1,361,921	$151
Paycheck Protection Program	—	—	—	—	—	126,779	126,779	—
Commercial Mortgage	—	—	—	8,205	8,205	3,143,925	3,152,130	8,205
Construction	—	—	—	—	—	220,254	220,254	—
Lease Financing	—	—	—	—	—	105,108	105,108	—
Total Commercial	2,006	14	—	8,448	10,468	4,955,724	4,966,192	8,356
Consumer
Residential Mortgage	2,046	1,263	3,159	3,305	9,773	4,299,829	4,309,602	—
Home Equity	1,791	748	3,456	4,881	10,876	1,825,712	1,836,588	1,544
Automobile	7,804	1,495	729	—	10,028	726,537	736,565	—
Other [1]	2,686	904	426	—	4,016	406,113	410,129	—
Total Consumer	14,327	4,410	7,770	8,186	34,693	7,258,191	7,292,884	1,544
Total	$16,333	$4,424	$7,770	$16,634	$45,161	$12,213,915	$12,259,076	$9,900

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of June 30, 2022, and December 31, 2021.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$85	$—	$85	$243	$—	$243
Commercial Mortgage	—	3,462	3,462	4,661	3,544	8,205
Total Commercial	85	3,462	3,547	4,904	3,544	8,448
Consumer
Residential Mortgage	4,983	196	5,179	2,959	346	3,305
Home Equity	4,435	—	4,435	4,881	—	4,881
Total Consumer	9,418	196	9,614	7,840	346	8,186
Total	$9,503	$3,658	$13,161	$12,744	$3,890	$16,634

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $50.3 million as of June 30, 2022, and $70.0 million as of December 31, 2021.  There were $0.1 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of June 30, 2022, and December 31, 2021, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2022, and June 30, 2021.

	Loans Modified as a TDR for the Three Months Ended June 30, 2022			Loans Modified as a TDR for the Three Months Ended June 30, 2021
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	—	$—	$—	—	$—	$—
Total Commercial	—	—	—	—	—	—
Consumer
Residential Mortgage	1	407	13	7	3,714	120
Home Equity	1	53	—	5	462	9
Automobile	29	625	8	187	3,797	52
Other [2]	11	87	3	105	1,010	38
Total Consumer	42	1,172	24	304	8,983	219
Total	42	$1,172	$24	304	$8,983	$219

	Loans Modified as a TDR for the Six Months Ended June 30, 2022			Loans Modified as a TDR for the Six Months Ended June 30, 2021
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	—	$—	$—	5	$109	$2
Construction	—	—	—	—	—	—
Total Commercial	—	—	—	5	109	2
Consumer
Residential Mortgage	5	1,215	71	7	3,714	120
Home Equity	2	88	5	7	717	36
Automobile [2]	56	1,149	15	570	11,670	162
Other [2,3]	32	223	8	320	2,932	111
Total Consumer	95	2,675	99	904	19,033	429
Total	95	$2,675	$99	909	$19,142	$431
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and six months ended June 30, 2022, and June 30, 2021, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Home Equity	—	$—	—	$—
Automobile	6	151	16	296
Other [2]	4	29	12	140
Total Consumer	10	180	28	436
Total	10	$180	28	$436

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$180	1	$534
Home Equity	1	80	—	—
Automobile	15	298	23	385
Other [2]	14	104	23	216
Total Consumer	31	662	47	1,135
Total	31	$662	47	$1,135
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, certain qualified loan and lease modifications related to the COVID-19 pandemic are not accounted for as TDRs.  These loan and lease modifications totaled $32.4 million (4 loans) for the commercial segment as of June 30, 2022, and $40.5 million (8 loans) for the commercial segment and $3.1 million (11 loans) for the consumer segment as of December 31, 2021.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.6 million as of June 30, 2022.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of June 30, 2022, and $2.7 billion as of December 31, 2021.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.5 million and $1.6 million for the three months ended June 30, 2022, and June 30, 2021, respectively, and $3.0 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and six months ended June 30, 2022, and June 30, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$781	$919	$800	$958
Change in Fair Value Due to Payoffs	(34)	(44)	(53)	(83)
Balance at End of Period	$747	$875	$747	$875

For the three and six months ended June 30, 2022 and 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$23,187	$21,401	$21,451	$18,694
Servicing Rights that Resulted From Asset Transfers	205	1,260	956	2,940
Amortization	(599)	(996)	(1,443)	(2,159)
Valuation Allowance Recovery (Provision)	0	(1,067)	1,829	1,123
Balance at End of Period	$22,793	$20,598	$22,793	$20,598

Valuation Allowance:
Balance at Beginning of Period	$—	$(1,702)	$(1,829)	$(3,892)
Valuation Allowance Recovery (Provision)	—	(1,067)	1,829	1,123
Balance at End of Period	$—	$(2,769)	$—	$(2,769)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$26,088	$21,401	$21,451	$18,694
End of Period	$28,314	$20,598	$28,314	$20,598

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Weighted-Average Constant Prepayment Rate [1]	4.46%	10.70%
Weighted-Average Life (in years)	9.43	6.18
Weighted-Average Note Rate	3.58%	3.62%
Weighted-Average Discount Rate [2]	9.48%	7.04%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of June 30, 2022, and December 31, 2021, is presented in the following table.

(dollars in thousands)	June 30, 2022	December 31, 2021
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(366)	$(252)
Decrease in fair value from 50 bps adverse change	(725)	(498)
Discount Rate
Decrease in fair value from 25 bps adverse change	(334)	(223)
Decrease in fair value from 50 bps adverse change	(661)	(441)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $125.5 million and $134.7 million as of June 30, 2022, and December 31, 2021, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of June 30, 2022, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2022	$5,074
2023	811
2024	21,432
2025	756
2026	81
Thereafter	13,332
Total Unfunded Commitments	$41,486

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2022, and June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Effective Yield Method
Tax credits and other tax benefits recognized	$1,528	$2,151	$3,066	$4,302
Amortization Expense in Provision for Income Taxes	1,296	1,670	2,593	3,362
Proportional Amortization Method
Tax credits and other tax benefits recognized	$3,794	$2,879	$7,579	$5,470
Amortization Expense in Provision for Income Taxes	3,265	2,385	6,529	4,711

There were no impairment losses related to LIHTC investments during the six months ended June 30, 2022, and June 30, 2021.

Note 7.  Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2022, and December 31, 2021, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
June 30, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$490	$—	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	30,277	1,507	31,784
Residential - U.S. Government-Sponsored Enterprises	—	—	244,723	148,493	393,216
Total	$—	$—	$275,490	$150,000	$425,490
December 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	38,685	13,407	52,092
Residential - U.S. Government-Sponsored Enterprises	—	—	236,315	161,593	397,908
Total	$—	$—	$275,000	$175,490	$450,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of June 30, 2022, and December 31, 2021.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.  See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
June 30, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$17,570	$—	$17,570	$17,570	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	$3,717	$—	$3,717	$3,717	$—	$—
Repurchase Agreements:
Private Institutions	425,000	—	425,000	—	425,000	—
Government Entities	490	—	490	—	490	—
	$425,490	$—	$425,490	$—	$425,490	$—
December 31, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$26	$—	$26	$26	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,948	—	5,948	26	5,922	—
Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
	$450,490	$—	$450,490	$—	$450,490	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For interest rate swap agreements, the fair value of investment securities pledged was $45.1 million and $58.3 million as of June 30, 2022, and December 31, 2021, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $439.5 million and $523.4 million as of June 30, 2022, and December 31, 2021, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $1.0 million and $1.3 million as of June 30, 2022, and December 31, 2021, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2022, and June 30, 2021:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(166,878)	$(44,233)	$(122,645)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	(3)	(1)	(2)
Net Unrealized Gains (Losses) on Investment Securities	(166,881)	(44,234)	(122,647)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	145	397
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	481	129	352
Other Comprehensive Income (Loss)	$(166,400)	$(44,105)	$(122,295)

Three Months Ended June 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$3,129	$848	$2,281
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,675)	(992)	(2,683)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	380	101	279
Net Unrealized Gains (Losses) on Investment Securities	(166)	(43)	(123)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	661	174	487
Amortization of Prior Service Credit	(62)	(17)	(45)
Defined Benefit Plans, Net	599	157	442
Other Comprehensive Income (Loss)	$433	$114	$319

Six Months Ended June 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(412,026)	$(109,208)	$(302,818)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	63	16	47
Net Unrealized Gains (Losses) on Investment Securities	(411,963)	(109,192)	(302,771)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,084	288	796
Amortization of Prior Service Credit	(123)	(32)	(91)
Defined Benefit Plans, Net	961	256	705
Other Comprehensive Income (Loss)	$(411,002)	$(108,936)	$(302,066)

Six Months Ended June 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(65,097)	$(17,235)	$(47,862)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,675)	(992)	(2,683)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	506	134	372
Net Unrealized Gains (Losses) on Investment Securities	(68,266)	(18,093)	(50,173)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,323	350	973
Amortization of Prior Service Credit	(123)	(33)	(90)
Defined Benefit Plans, Net	1,200	317	883
Other Comprehensive Income (Loss)	$(67,066)	$(17,776)	$(49,290)

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022, and June 30, 2021:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2022
Balance at Beginning of Period	$(213,113)	$103	$(33,143)	$(246,153)
Other Comprehensive Income (Loss) Before Reclassifications	(122,645)	—	—	(122,645)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(2)	352	350
Total Other Comprehensive Income (Loss)	(122,645)	(2)	352	(122,295)
Balance at End of Period	$(335,758)	$101	$(32,791)	$(368,448)

Three Months Ended June 30, 2021
Balance at Beginning of Period	$1,352	$(330)	$(42,809)	$(41,787)
Other Comprehensive Income (Loss) Before Reclassifications	2,281	—	—	2,281
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,683)	279	442	(1,962)
Total Other Comprehensive Income (Loss)	(402)	279	442	319
Balance at End of Period	$950	$(51)	$(42,367)	$(41,468)

Six Months Ended June 30, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(302,818)	—	—	(302,818)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	47	705	752
Total Other Comprehensive Income (Loss)	(302,818)	47	705	(302,066)
Balance at End of Period	$(335,758)	$101	$(32,791)	$(368,448)

Six Months Ended June 30, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(47,862)	—	—	(47,862)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,683)	372	883	(1,428)
Total Other Comprehensive Income (Loss)	(50,545)	372	883	(49,290)
Balance at End of Period	$950	$(51)	$(42,367)	$(41,468)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022, and June 30, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$3	$(380)	Interest Income
	(1)	101	Provision for Income Tax
	2	(279)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	3,675	Investment Securities Gains (Losses), Net
	—	(992)	Provision for Income Tax
	—	2,683	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	62
Net Actuarial Losses [2]	(542)	(661)
	(481)	(599)	Total Before Tax
	129	157	Provision for Income Tax
	(352)	(442)	Net of Tax

Total Reclassifications for the Period	$(350)	$1,962	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(63)	$(506)	Interest Income
	16	134	Provision for Income Tax
	(47)	(372)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	3,675	Investment Securities Gains (Losses), Net
	—	(992)	Provision for Income Tax
	—	2,683	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	123	123
Net Actuarial Losses [2]	(1,084)	(1,323)
	(961)	(1,200)	Total Before Tax
	256	317	Provision for Income Tax
	(705)	(883)	Net of Tax

Total Reclassifications for the Period	$(752)	$1,428	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in Other Noninterest Expense on the consolidated statements of income.

Note 9.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and six months ended June 30, 2022, and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net Income Available to Common Shareholders	$54,893	$67,533	$107,758	$127,482

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,693,593	39,902,583	39,722,985	39,865,268
Dilutive Effect of Equity Based Awards	149,015	220,322	173,715	231,259
Weighted Average Common Shares Outstanding - Diluted	39,842,608	40,122,905	39,896,700	40,096,527

Earnings Per Common Share:
Basic	$1.38	$1.69	$2.71	$3.20
Diluted	$1.38	$1.68	$2.70	$3.18

Antidilutive Stock Options and Restricted Stock Outstanding	201,422	45,909	160,670	95,389

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 54 branch locations and 310 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and six months ended June 30, 2022, and June 30, 2021, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended June 30, 2022
Net Interest Income	$75,868	$49,562	$7,472	$132,902
Provision for Credit Losses	502	(1)	(3,001)	(2,500)
Net Interest Income After Provision for Credit Losses	75,366	49,563	10,473	135,402
Noninterest Income	31,953	8,279	1,926	42,158
Noninterest Expense	(82,740)	(17,026)	(3,173)	(102,939)
Income Before Provision for Income Taxes	24,579	40,816	9,226	74,621
Provision for Income Taxes	(6,162)	(10,145)	(1,452)	(17,759)
Net Income	$18,417	$30,671	$7,774	$56,862
Total Assets as of June 30, 2022	$8,179,647	$5,337,656	$9,715,396	$23,232,699

Three Months Ended June 30, 2021
Net Interest Income	$71,167	$49,038	$3,309	$123,514
Provision for Credit Losses	987	197	(17,284)	(16,100)
Net Interest Income After Provision for Credit Losses	70,180	48,841	20,593	139,614
Noninterest Income	32,600	6,575	5,256	44,431
Noninterest Expense	(72,868)	(15,742)	(7,917)	(96,527)
Income Before Provision for Income Taxes	29,912	39,674	17,932	87,518
Provision for Income Taxes	(7,365)	(9,703)	(2,917)	(19,985)
Net Income	$22,547	$29,971	$15,015	$67,533
Total Assets as of June 30, 2021	$7,479,986	$5,127,431	$10,064,766	$22,672,183

Six Months Ended June 30, 2022
Net Interest Income	$146,103	$95,911	$16,151	$258,165
Provision for Credit Losses	2,185	(198)	(9,987)	(8,000)
Net Interest Income After Provision for Credit Losses	143,918	96,109	26,138	266,165
Noninterest Income	63,922	18,477	3,310	85,709
Noninterest Expense	(164,438)	(35,695)	(6,680)	(206,813)
Income Before Provision for Income Taxes	43,402	78,891	22,768	145,061
Provision for Income Taxes	(10,872)	(19,342)	(3,151)	(33,365)
Net Income	$32,530	$59,549	$19,617	$111,696
Total Assets as of June 30, 2022	$8,179,647	$5,337,656	$9,715,396	$23,232,699

Six Months Ended June 30, 2021
Net Interest Income	$140,929	$96,181	$6,973	$244,083
Provision for Credit Losses	3,853	247	(34,500)	(30,400)
Net Interest Income After Provision for Credit Losses	137,076	95,934	41,473	274,483
Noninterest Income	66,298	14,433	6,670	87,401
Noninterest Expense	(151,049)	(31,419)	(12,924)	(195,392)
Income Before Provision for Income Taxes	52,325	78,948	35,219	166,492
Provision for Income Taxes	(12,839)	(19,261)	(6,910)	(39,010)
Net Income	$39,486	$59,687	$28,309	$127,482
Total Assets as of June 30, 2021	$7,479,986	$5,127,431	$10,064,766	$22,672,183

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$10,914	$243	$45,857	$1,084
Forward Commitments	12,423	(55)	58,523	(35)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,548,424	(97,045)	1,400,322	28,742
Pay Fixed/Receive Variable Swaps	1,548,424	13,853	1,400,322	(5,922)
Foreign Exchange Contracts	91,516	(2,164)	102,548	(674)
Conversion Rate Swap Agreement	118,728	—	131,672	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of June 30, 2022, and December 31, 2021:

Derivative Financial Instruments	June 30, 2022		December 31, 2021
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$245	$2	$1,084	$—
Forward Commitments	13	68	17	52
Interest Rate Swap Agreements	22,174	105,365	40,733	17,913
Foreign Exchange Contracts	62	2,226	177	851
Total	$22,494	$107,661	$42,011	$18,816

[1]

Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and six months ended June 30, 2022, and June 30, 2021:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Six Months Ended
Not Designated as Hedging Instruments	Recognized in the	June 30,		June 30,
(dollars in thousands)	Statements of Income	2022	2021	2022	2021
Interest Rate Lock Commitments	Mortgage Banking	$66	$4,071	$(1,013)	$4,844
Forward Commitments	Mortgage Banking	314	(1,576)	2,221	1,651
Interest Rate Swap Agreements	Other Noninterest Income	2,017	1,097	6,099	2,701
Foreign Exchange Contracts	Other Noninterest Income	232	448	506	719
Total		$2,629	$4,040	$7,813	$9,915

As of June 30, 2022, and December 31, 2021, the Company did not designate any derivative financial instruments as formal hedging relationships.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net asset positions with its financial institution counterparties totaling $13.0 million and net liability positions with its financial institution counterparties $5.9 million as of June 30, 2022, and December 31, 2021, respectively.

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

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of June 30, 2022, and December 31, 2021, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

Note 12.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of June 30, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Unfunded Commitments to Extend Credit	$3,291,932	$2,982,673
Standby Letters of Credit	135,765	135,167
Commercial Letters of Credit	17,536	18,956
Total Credit Commitments	$3,445,233	$3,136,796

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of June 30, 2022, and December 31, 2021, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$145,514	$118,372	$—	$263,886
Debt Securities Issued by States and Political Subdivisions	—	65,841	—	65,841
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,673	—	1,673
Debt Securities Issued by Corporations	—	384,319	—	384,319
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,226,339	—	1,226,339
Residential - U.S. Government-Sponsored Enterprises	—	1,849,867	—	1,849,867
Commercial - Government Agencies	—	163,551	—	163,551
Total Mortgage-Backed Securities	—	3,239,757	—	3,239,757
Total Investment Securities Available-for-Sale	145,514	3,809,962	—	3,955,476
Loans Held for Sale	—	4,514	—	4,514
Mortgage Servicing Rights	—	—	747	747
Other Assets	46,929	—	—	46,929
Derivatives [1]	—	76	22,418	22,494
Total Assets Measured at Fair Value on a Recurring Basis as of June 30, 2022	$192,443	$3,814,552	$23,165	$4,030,160
Liabilities:
Derivatives [1]	$—	$2,295	$105,366	$107,661
Total Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2022	$—	$2,295	$105,366	$107,661
December 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$114,845	$135,242	$—	$250,087
Debt Securities Issued by States and Political Subdivisions	—	75,818	—	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,780	—	1,780
Debt Securities Issued by Corporations	—	383,113	—	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,319,042	—	1,319,042
Residential - U.S. Government-Sponsored Enterprises	—	2,090,326	—	2,090,326
Commercial - Government Agencies	—	155,890	—	155,890
Total Mortgage-Backed Securities	—	3,565,258	—	3,565,258
Total Investment Securities Available-for-Sale	114,845	4,161,211	—	4,276,056
Loans Held for Sale	—	26,746	—	26,746
Mortgage Servicing Rights	—	—	800	800
Other Assets	56,411	—	—	56,411
Derivatives [1]	—	194	41,817	42,011
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021	$171,256	$4,188,151	$42,617	$4,402,024
Liabilities:
Derivatives [1]	$—	$903	$17,913	$18,816
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021	$—	$903	$17,913	$18,816

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and six months ended June 30, 2022, and June 30, 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended June 30, 2022
Balance as of April 1, 2022	$781	$(50,429)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(34)	90
Transfers to Loans Held for Sale	—	58
Variation Margin Payments	—	(32,667)
Balance as of June 30, 2022	$747	$(82,948)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2022	$—	$(82,948)

Three Months Ended June 30, 2021
Balance as of April 1, 2021	$919	$15,482
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(44)	4,038
Transfers to Loans Held for Sale	—	(4,568)
Variation Margin Payments	—	23,005
Balance as of June 30, 2021	$875	$37,957
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2021	$—	$37,957

Six Months Ended June 30, 2022
Balance as of January 1, 2022	$800	23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(53)	(996)
Transfers to Loans Held for Sale	—	172
Variation Margin Payments	—	(106,028)
Balance as of June 30, 2022	$747	(82,948)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2022	$—	$(82,948)

Six Months Ended June 30, 2021
Balance as of January 1, 2021	$958	$77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(83)	4,913
Transfers to Loans Held for Sale	—	(7,584)
Variation Margin Payments	—	(37,252)
Balance as of June 30, 2021	$875	$37,957
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of June 30, 2021	$—	$37,957

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2022, and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
June 30, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.86%	-	10.79%	4.46%	$29,061
		Discount Rate	7.47%	-	9.52%	9.48%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	93.30%	89.93%	$243
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.02%	$(83,191)

December 31, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	6.51%	-	11.48%	10.70%	$22,251
		Discount Rate	6.49%	-	7.08%	7.04%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	100.00%	90.47%	$1,084
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.14%	$22,820

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of June 30, 2022, and December 31, 2021.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
June 30, 2022
Mortgage Servicing Rights - amortization method	Level 3	$22,793	$—

December 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,451	$(1,829)

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

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2022, and December 31, 2021.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
June 30, 2022
Loans Held for Sale	$4,514	$4,472	$42

December 31, 2021
Loans Held for Sale	$26,746	$26,309	$437

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and six months ended June 30, 2022, and year ended December 31, 2021, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2022, and December 31, 2021.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,321,693	$3,823,739	$118,498	$3,705,241	$—
Loans [1]	12,647,239	12,043,942	—	—	12,043,942
Financial Instruments - Liabilities
Time Deposits	1,257,207	1,240,477	—	1,240,477	—
Securities Sold Under Agreements to Repurchase	425,490	420,109	—	420,109	—
December 31, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,694,780	$4,646,619	$131,139	$4,515,480	$—
Loans [1]	11,921,869	12,094,631	—	—	12,094,631
Financial Instruments - Liabilities
Time Deposits	1,000,089	998,134	—	998,134	—
Securities Sold Under Agreements to Repurchase	450,490	469,293	—	469,293	—

[1]	Carrying amount is net of unearned income and the Allowance.

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

Hawaii Economy

Improvements in visitor arrivals and job growth during the quarter have continued to help in the recovery of Hawaii’s economy, which was severely impacted by the COVID-19 pandemic.  Although visitor arrivals are below pre-pandemic levels, the easing of international travel restrictions and restoration of international flights to and from Hawaii are expected to contribute to the continued improvement of the economy.  Hawaii’s unemployment rate was 4.2% in May 2022, while still above the pre-pandemic level, it has fallen substantially since its peak in April and May of 2020.

For the first six months of 2022, the volume of single-family home sales on Oahu decreased 8.8%, while the volume of condominium sales on Oahu increased 7.5% compared with the same period in 2021.  The median price of single-family home sales and condominium sales on Oahu increased 17.0% and 13.2%, respectively, for the first six months of 2022 compared to the same period in 2021. As of June 30, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at 1.5 months and 1.6 months, respectively.

Earnings Summary

Net income for the second quarter of 2022 was $56.9 million, a decrease of $10.7 million or 16% compared to the same period in 2021.  Diluted earnings per common share was $1.38 for the second quarter of 2022, a decrease of $0.30 or 18% compared to the same period in 2021.

•	The return on average assets for the second quarter of 2022 was 1.00% compared with 1.23% in the same period in 2021.
•	The return on average common equity for the second quarter of 2022 was 18.19% compared with 19.61% in the same period in 2021.

•

Net interest income for the second quarter of 2022 was $132.9 million, an increase of 7.6% from the same period in 2021.  Net interest margin was 2.47% in the second quarter of 2022, an increase of 10 basis points from the same period in 2021.  The increase in the net interest margin from prior year is largely due to higher interest rate environment and continued strong loan growth.

•	The provision for credit losses for the second quarter of 2022 was a net benefit of $2.5 million compared with a net benefit of $16.1 million in the same period in 2021.
•	Noninterest income was $42.2 million in the second quarter of 2022, a decrease of 5.1% from the same period in 2021.
•	Noninterest expense was $102.9 million in the second quarter of 2022, an increase of 6.6% compared to the same period in 2021.
•	The efficiency ratio during the second quarter of 2022 was 58.80% compared with 57.47% in the same period in 2021.
•	The effective tax rate for the second quarter of 2022 was 23.80% compared with 22.84% in the same period in 2021.
•

Total non-performing assets were $15.5 million at June 30, 2022, a decrease of $3.5 million compared to June 30, 2021.  Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.12% at June 30, 2022, a decrease of 4 basis points compared to June 30, 2021.

•

Net loan and lease charge-offs during the second quarter of 2022 were $0.6 million or 0.02% annualized of total average loans and leases outstanding, comprised of charge-offs of $3.3 million partially offset by recoveries of $2.7 million.  Compared to the second quarter of 2021, net loan and lease charge-offs decreased by $0.6 million or 2 basis points on total average loans and leases outstanding.

•

The allowance for credit losses on loans and leases was $148.5 million at June 30, 2022, a decrease of $31.8 million from June 30, 2021.  The ratio of the allowance for credit losses to total loans and leases outstanding was 1.15% at the end of the quarter, a decrease of 35 basis points from the end of the same period in 2021.

We maintained a strong balance sheet during the second quarter of 2022, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total assets increased to $23.2 billion at June 30, 2022, an increase of 2.0% from December 31, 2021.
•

The investment securities portfolio was $8.3 billion at June 30, 2022, a decrease of 7.7% from December 31, 2021.  The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

•	Total loans and leases were $13.0 billion at June 30, 2022, an increase of 5.6% from December 31, 2021, primarily due to growth in home equity, commercial mortgage, and residential mortgage loans.
•	Total deposits were $21.0 billion at June 30, 2022, an increase of 3.3% from December 31, 2021.
•	Total shareholders’ equity was $1.3 billion as of June 30, 2022, a decrease of $0.2 billion or 16% from December 31, 2021.
•

In the first six months of 2022, we repurchased 247,825 shares of common stock at a total cost of $19.9 million.  Cash dividends of $56.5 million on common shares, and $3.9 million on preferred shares, were distributed during the first six months of 2022.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 1
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$3.5	$—	0.59%	$2.2	$—	0.04%	$3.5	$—	0.52%	$2.7	$—	0.56%
Funds Sold	273.5	0.7	1.04	946.2	0.3	0.11	256.1	0.8	0.66	749.5	0.4	0.11
Investment Securities
Available-for-Sale
Taxable	4,123.1	18.0	1.74	4,290.8	16.3	1.53	4,260.6	35.1	1.65	4,150.2	32.1	1.55
Non-Taxable	2.9	—	1.99	12.3	0.1	4.27	3.0	—	1.96	12.3	0.3	4.27
Held-to-Maturity
Taxable	4,377.0	18.7	1.71	3,496.2	13.4	1.53	4,471.7	37.2	1.67	3,441.3	26.5	1.54
Non-Taxable	35.7	0.2	2.10	41.5	0.3	2.53	35.8	0.4	2.10	39.8	0.5	2.54
Total Investment Securities	8,538.7	36.9	1.73	7,840.8	30.1	1.54	8,771.1	72.7	1.66	7,643.6	59.4	1.55
Loans Held for Sale	6.3	0.1	4.06	25.7	0.2	2.86	10.0	0.2	3.19	25.9	0.4	2.81
Loans and Leases [1]
Commercial and Industrial	1,330.1	9.9	2.99	1,271.4	9.3	2.93	1,331.5	18.9	2.86	1,295.4	19.0	2.96
Paycheck Protection Program	38.7	0.5	5.26	663.1	7.5	4.55	63.7	2.3	7.39	624.1	12.1	3.91
Commercial Mortgage	3,357.2	26.2	3.13	2,883.5	21.3	2.96	3,258.5	48.0	2.97	2,864.9	42.6	3.00
Construction	222.6	2.4	4.39	285.6	2.6	3.66	225.1	4.5	4.03	274.9	4.9	3.57
Commercial Lease Financing	94.2	0.3	1.44	105.7	0.4	1.54	96.5	0.7	1.44	106.1	0.8	1.48
Residential Mortgage	4,445.6	36.2	3.26	4,234.3	35.6	3.35	4,394.8	71.2	3.24	4,190.7	71.4	3.41
Home Equity	2,032.9	14.4	2.85	1,573.4	12.1	3.09	1,966.3	27.7	2.84	1,583.7	24.7	3.14
Automobile	759.1	6.1	3.20	710.4	6.1	3.45	748.3	11.9	3.22	709.3	12.2	3.48
Other [2]	420.4	5.6	5.38	368.9	6.0	6.53	412.1	11.1	5.42	375.7	12.4	6.64
Total Loans and Leases	12,700.8	101.6	3.21	12,096.3	100.9	3.34	12,496.8	196.3	3.16	12,024.8	200.1	3.35
Other	38.1	0.4	3.70	32.3	0.2	2.26	37.4	0.6	2.97	32.9	0.4	2.24
Total Earning Assets [3]	21,560.9	139.7	2.60	20,943.5	131.7	2.52	21,574.9	270.6	2.52	20,479.4	260.7	2.56
Cash and Due From Banks	238.4			256.1			235.8			263.4
Other Assets	1,091.9			874.0			1,058.8			871.9
Total Assets	$22,891.2			$22,073.6			$22,869.5			$21,614.7

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,442.2	$0.7	0.06%	$4,452.4	$0.7	0.07%	$4,548.2	$1.2	0.05%	$4,320.2	$1.3	0.06%
Savings	7,692.8	1.9	0.10	7,533.0	1.8	0.09	7,617.1	2.9	0.08	7,276.2	3.3	0.09
Time	950.4	0.9	0.40	1,418.4	1.7	0.47	960.9	1.8	0.37	1,523.6	3.9	0.52
Total Interest-Bearing Deposits	13,085.4	3.5	0.11	13,403.8	4.2	0.12	13,126.2	5.9	0.09	13,120.0	8.5	0.13
Short-Term Borrowings	59.8	0.1	0.98	—	—	—	33.5	0.2	0.89	1.2	—	0.09
Securities Sold Under Agreements to Repurchase	447.7	2.8	2.47	570.3	3.5	2.41	449.1	5.6	2.47	585.3	7.0	2.38
Other Debt	10.4	0.2	7.05	30.2	0.2	3.22	10.4	0.3	7.05	45.3	0.6	2.56
Total Interest-Bearing Liabilities	13,603.3	6.6	0.20	14,004.3	7.9	0.22	13,619.2	12.0	0.18	13,751.8	16.1	0.23
Net Interest Income		$133.1			$123.8			$258.6			$244.6
Interest Rate Spread			2.40%			2.30%			2.34%			2.33%
Net Interest Margin			2.47%			2.37%			2.41%			2.40%
Noninterest-Bearing Demand Deposits	7,484.0			6,294.5			7,371.9			6,064.6
Other Liabilities	413.3			361.9			399.2			403.1
Shareholders’ Equity	1,390.6			1,412.9			1,479.2			1,395.2
Total Liabilities and Shareholders’ Equity	$22,891.2			$22,073.6			$22,869.5			$21,614.7

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, and $0.3 million and $0.5 million for the three and six months ended June 30, 2021.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Six Months Ended June 30, 2022
	Compared to June 30, 2021
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.4)	$0.8	$0.4
Investment Securities
Available-for-Sale
Taxable	0.9	2.1	3.0
Non-Taxable	(0.2)	(0.1)	(0.3)
Held-to-Maturity
Taxable	8.4	2.3	10.7
Non-Taxable	—	(0.1)	(0.1)
Total Investment Securities	9.1	4.2	13.3
Loans Held for Sale	(0.2)	—	(0.2)
Loans and Leases
Commercial and Industrial	0.6	(0.7)	(0.1)
Paycheck Protection Program	(15.8)	6.0	(9.8)
Commercial Mortgage	5.9	(0.5)	5.4
Construction	(1.0)	0.6	(0.4)
Commercial Lease Financing	—	(0.1)	(0.1)
Residential Mortgage	3.4	(3.6)	(0.2)
Home Equity	5.5	(2.5)	3.0
Automobile	0.7	(1.0)	(0.3)
Other [2]	1.1	(2.4)	(1.3)
Total Loans and Leases	0.4	(4.2)	(3.8)
Other	0.1	0.1	0.2
Total Change in Interest Income	9.0	0.9	9.9

Change in Interest Expense:
Interest-Bearing Deposits
Demand	0.1	(0.2)	(0.1)
Savings	0.1	(0.5)	(0.4)
Time	(1.2)	(0.9)	(2.1)
Total Interest-Bearing Deposits	(1.0)	(1.6)	(2.6)
Short-Term Borrowings	0.2	—	0.2
Securities Sold Under Agreements to Repurchase	(1.6)	0.2	(1.4)
Other Debt	(0.8)	0.5	(0.3)
Total Change in Interest Expense	(3.2)	(0.9)	(4.1)

Change in Net Interest Income	$12.2	$1.8	$14.0

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Yields on our earning assets increased by 8 basis points in the second quarter of 2022 and decreased by 4 basis points in the first six months of 2022 compared to the same periods in 2021.  This is primarily due to the higher rate environment in 2022 compared to the prior year.

Yields on our investment securities portfolio increased by 19 basis points in the second quarter of 2022 and by 11 basis points in the first six months of 2022 compared to the same periods in 2021. Yields on our commercial and industrial loans increased by 6 basis points in the second quarter of 2022 compared to same period in 2021 primarily due to the higher interest rate environment, and decreased by 10 basis points in the first six months of 2022 compared to same period in 2021 due to lower amortized fees.  Contractual yields on Paycheck Protection Program loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the Small Business Administration (“SBA”) ahead of maturity.  Yields on our commercial mortgage loans increased by 17 basis points in the second quarter of 2022 compared to the same period in 2021 primarily due to the higher interest rate environment and interest recovery, and decreased by 3 basis points in the first six months of 2022 compared to the same period in 2021.  Yields on our construction loans increased by 73 basis points in the second quarter of 2022 and by 46 basis points in the first six months of 2022 compared to the same periods in 2021 due to higher interest rate environment and the payoff of lower yielding loans.  Yields on our residential mortgage loans decreased by 9 basis point in the second quarter of 2022 and by 17 basis points in the first six months of 2022 compared to the same periods in 2021 primarily due to pay downs of higher rate loans.  Yields on our home equity loans decreased by 24 basis points in the second quarter of 2022 and by 30 basis points in the first six months of 2022 compared to the same periods in 2021 due to new loans booked at lower yields while higher yielding loans continue to pay off.

Interest rates paid on our interest-bearing liabilities decreased by 2 basis points in the second quarter of 2022 and by 5 basis points in the first six months of 2022 compared to the same periods in 2021.  Decreases to our funding costs are primarily due to lower rates paid on our interest-bearing deposits.  The rates paid on securities sold under agreements to repurchase increased by 6 basis points in the second quarter of 2022 and by 9 basis points in the first six months of 2022 compared to the same periods in 2021 primarily due to the early termination of repurchase agreements with private institutions in 2021.

The average balance of our earning assets increased by $0.6 billion or 3% in the second quarter of 2022 and by $1.1 billion or 5% in the first six months of 2022 compared to the same periods in 2021 primarily due to an increase in the average balances of our investment securities.  The average balance of our funds sold decreased by $672.7 million or 71% in the second quarter of 2022 and by $493.4 million or 66% in the first six months of 2022 compared to the same periods in 2021.  The average balance of our investment securities increased by $0.7 billion or 9% in the second quarter of 2022 and by $1.1 billion or 15% in the first six months of 2022 compared to the same periods in 2021.  The average balance of our loan and lease portfolio increased by $604.6 million or 5% in the second quarter of 2022 and by $471.9 million or 4% in the first six months of 2022 compared to the same periods in 2021.  The average balance of our commercial mortgage portfolio increased by $473.7 million or 16% in the second quarter of 2022 and by $393.6 million or 14% in the first six months of 2022 compared to the same periods in 2021 as a result of continued demand from new and existing customers.  The average balance of our residential mortgage portfolio increased by $211.4 million or 5% in the second quarter of 2022 and by $204.1 million or 5% in the first six months of 2022 compared to the same periods in 2021 primarily due to higher loan originations partially offset by payoff activity.  The average balance of our home equity portfolio increased by $459.5 million or 29% in the second quarter of 2022 and by $382.5 million or 24% in the first six months of 2022 compared to the same periods in 2021 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our core interest bearing deposit products for the three months ended June 30, 2022, were relatively unchanged compared to the same period in 2021, and the average balances for the six months ended June 30, 2022, increased by $0.6 billion or 5% compared to the same period in 2021. The average balances of our interest-bearing liabilities for the three months and six months ended June 30, 2022, decreased by $0.4 billion or 3% and by $0.1 billion or 1% compared to the same periods in 2021.  The average balance of our interest bearing demand deposits for the three months ended June 30, 2022, was relatively unchanged compared to the same period in 2021, and the average balance for the six months ended June 30, 2022, increased by $228.0 million or 5% compared to the same period in 2021.  The average balance of our savings deposits for the three months and six months ended June 30, 2022, increased by $159.7 million or 2% and by $340.9 million or 5% compared to the same periods in 2021.  The average balance of our time deposits for the three months and six months ended June 30, 2022, decreased by $468.0 million or 33% and by $562.7 million or 37% compared to the same periods in 2021.

The average balances of our securities sold under agreements to repurchase for the three months and six months ended June 30, 2022 decreased by $122.6 million or 21% and by $136.2 million or 23% compared to the same periods in 2021.  These decreases were due to terminations of repurchase agreements with private institutions, of which $25.0 million terminated in 2022 and $150.0 million terminated in 2021.  The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, decreased by $19.8 million or 66% in the second quarter of 2022 and by $35.0 million or 77% compared to the same periods in 2021, primarily due to the prepayment of FHLB advances totaling $50.0 million during 2021.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Trust and Asset Management	$11,457	$11,682	$(225)	$22,733	$22,960	$(227)
Mortgage Banking	1,247	3,058	(1,811)	3,987	8,920	(4,933)
Service Charges on Deposit Accounts	7,309	6,065	1,244	14,581	12,193	2,388
Fees, Exchange, and Other Service Charges	14,193	13,807	386	27,145	27,414	(269)
Investment Securities Gains (Losses), Net	(1,295)	2,423	(3,718)	(2,840)	1,220	(4,060)
Annuity and Insurance	870	911	(41)	1,661	1,613	48
Bank-Owned Life Insurance	2,658	2,063	595	5,007	3,980	1,027
Other Income	5,719	4,422	1,297	13,435	9,101	4,334
Total Noninterest Income	$42,158	$44,431	$(2,273)	$85,709	$87,401	$(1,692)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $10.2 billion and $11.0 billion as of June 30, 2022, and June 30, 2021, respectively.  Trust and asset management income decreased by $0.2 million or 2% in the second quarter of 2022 and by $0.2 million or 1% for the first six months of 2022 compared to the same periods in 2021.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $1.8 million or 59% in the second quarter of 2022 and by $4.9 million or 55% for the first six months of 2022 compared to the same periods in 2021.  These decreases were primarily due to decreased sales of conforming saleable loans from current production.  During the first six months in 2022, we recognized a $1.8 million recovery to our mortgage servicing rights valuation allowance compared to a $1.1 million recovery in the same period in 2021.

Service charges on deposit accounts increased by $1.2 million or 21% in the second quarter of 2022 and by $2.4 million or 20% for the first six months of 2022 compared to the same periods in 2021. These increases were primarily due to an increase in overdraft fees coupled with an increase in account analysis fees, and monthly service fees compared to the same periods in 2021.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.4 million or 3% in the second quarter of 2022 compared to the same period in 2021 primarily due to higher credit card transaction volume, coupled with an increase in merchant income and other loan fees, which were offset by lower debit card transactions volume.  Fees, exchange, and other service charges decreased by $0.3 million or 1% for the first six months of 2022 compared to the same period in 2021.  This decrease was primarily due to a decrease in other loan fees, which was partially offset by an increase in merchant income as a result of higher sales volume.

Investment securities net losses, totaled $1.3 million in the second quarter of 2022 compared to net gains of $2.4 million during the same period in 2021, and net losses of $2.8 million the first six months of 2022 compared to net gains of $1.2 million during the same period in 2021.  The net losses in 2022 were primarily due to the fees paid to the counterparties of our prior Visa Class B share sales transactions, while the net gains in 2021 were primarily due to the sales of mortgage-backed and corporate debt securities, which was partially offset by the fees paid to the counterparties of our prior Visa Class B share sales transactions.

Annuity and insurance income was relatively unchanged in the second quarter of 2022 and the first six months of 2022 compared to the same periods in 2021.

Bank-owned life insurance increased by $0.6 million or 29% in the second quarter of 2022 and by $1.0 million or 26% for the first six months of 2022 compared to the same periods in 2021 primarily due to policy purchases.

Other noninterest income increased by $1.3 million or 29% in the second quarter of 2022 and by $4.3 million or 48% for the first six months of 2022 compared to the same periods in 2021.  These increases were primarily due to an increase in customer derivative program, gain on the sale of leased assets, and an increase in investment advisor fees.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Salaries	$36,721	$33,413	$3,308	$71,653	$64,982	$6,671
Incentive Compensation	6,073	5,172	901	12,184	11,086	1,098
Share-Based Compensation	3,962	3,174	788	7,761	5,758	2,003
Commission Expense	1,232	2,599	(1,367)	2,873	5,035	(2,162)
Retirement and Other Benefits	4,036	5,289	(1,253)	8,729	10,806	(2,077)
Payroll Taxes	3,034	3,026	8	7,978	6,994	984
Medical, Dental, and Life Insurance	2,591	3,204	(613)	5,825	5,628	197
Separation Expense	120	284	(164)	690	2,123	(1,433)
Total Salaries and Benefits	57,769	56,161	1,608	117,693	112,412	5,281
Net Occupancy	9,930	5,047	4,883	19,756	14,137	5,619
Net Equipment	9,543	8,796	747	18,696	17,674	1,022
Data Processing	4,607	4,557	50	9,167	10,879	(1,712)
Professional Fees	3,542	3,114	428	6,800	6,520	280
FDIC Insurance	1,590	1,669	(79)	3,092	3,323	(231)
Other Expense:
Advertising	2,430	2,018	412	5,053	4,330	723
Delivery and Postage Services	1,788	1,693	95	3,294	3,341	(47)
Broker's Charges	1,251	728	523	2,714	1,487	1,227
Merchant Transaction and Card Processing Fees	1,484	1,259	225	2,937	2,357	580
Mileage Program Travel	1,156	1,208	(52)	2,352	2,368	(16)
Other	7,849	10,277	(2,428)	15,259	16,564	(1,305)
Total Other Expense	15,958	17,183	(1,225)	31,609	30,447	1,162
Total Noninterest Expense	$102,939	$96,527	$6,412	$206,813	$195,392	$11,421

Total salaries and benefits expense increased by $1.6 million or 3% in the second quarter of 2022 and by $5.3 million or 5% for the first six months of 2022 compared to the same periods in 2021.  These increases were primarily due to an increase in base salaries coupled with an increase in incentive compensation and share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a decrease in commission, retirement and other benefits, and separation expense.

Net occupancy expense increased by $4.9 million or 97% in the second quarter of 2022 and by $5.6 million or 40% for the first six months of 2022 compared to the same periods in 2021. These increases were primarily due to the gain on sale of real estate property on the island of Oahu during prior year coupled with an increase in security guard services for the first six months of 2022 compared to the same periods in 2021.

Net equipment expense increased by $0.7 million or 8% in the second quarter of 2022 and by $1.0 million or 6% for the first six months of 2022 compared to the same periods in 2021.  These increases were due to higher software license fees, coupled with an increase in maintenance expense.

Data processing expense was relatively unchanged in the second quarter of 2022 and decreased by $1.7 million or 16% for the first six months of 2022 compared to the same periods in 2021.  This decrease was primarily due to expenses we incurred in 2021 related to the rollout of contactless cards.

FDIC insurance expense decreased by $0.1 million or 5% in the second quarter of 2022 and by $0.2 million or 7% for the first six months of 2022 compared to the same periods in 2021 primarily due to lower assessment rates.

Total other expense decreased by $1.2 million or 7% in the second quarter of 2022 compared to the same period in 2021.  This decrease was primarily due to early termination costs incurred in 2021.  Total other expense increased by $1.2 million or 4% for the first six months of 2022 compared to the same period in 2021.  This increase was primarily due to an increase in broker’s charges, advertising, insurance, and merchant transaction and card processing fees, which was partially offset by early termination costs incurred in 2021.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for Income Taxes	$17,759	$19,985	$33,365	$39,010
Effective Tax Rates	23.80%	22.84%	22.99%	23.43%

The provision for income taxes was $17.8 million in the second quarter of 2022, a decrease of $2.2 million compared to the same period in 2021.  The effective tax rate for the second quarter of 2022 was 23.80%, up from 22.84% for the same period in 2021.  The higher effective rate in the second quarter of 2022 compared to the same period in 2021 was primarily due to decreases in tax credits and municipal bonds, and reduced tax benefits from the exercise of stock options and the vesting of restricted stock.  These were partially offset by lower pretax book income.

The provision for income taxes was $33.4 million for the first six months of 2022, a decrease of $5.6 million compared to the same period in 2021.  The effective tax rate for the first six months of 2022 was 23.00%, down from 23.43% for the same period in 2021.  The lower effective tax rate for the first six months of 2022 compared to 2021 was primarily due to the aforementioned lower pretax book income and tax benefit from early buyouts of our equity interest in leverage leases.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $8.3 billion and $9.0 billion as of June 30, 2022, and December 31, 2021, respectively.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed to.  These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories.

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of June 30, 2022, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $3.0 million as of June 30, 2022, and $49.8 million as of December 31, 2021.  Gross unrealized losses in our investment securities portfolio were $957.8 million as of June 30, 2022, and $142.8 million as of December 31, 2021.  The overall increase in net unrealized losses was primarily due to the increase in interest rates during 2022.  The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$1,323,830	$1,361,921	$(38,091)
Paycheck Protection Program	31,964	126,779	(94,815)
Commercial Mortgage	3,464,126	3,152,130	311,996
Construction	246,177	220,254	25,923
Lease Financing	89,535	105,108	(15,573)
Total Commercial	5,155,632	4,966,192	189,440
Consumer
Residential Mortgage	4,486,571	4,309,602	176,969
Home Equity	2,101,612	1,836,588	265,024
Automobile	775,065	736,565	38,500
Other [1]	432,693	410,129	22,564
Total Consumer	7,795,941	7,292,884	503,057
Total Loans and Leases	$12,951,573	$12,259,076	$692,497

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of June 30, 2022, increased by $692.5 million or 6%, from December 31, 2021, primarily due to growth from commercial mortgage loans, residential mortgage loans, and home equity lines of credit.

Commercial loans and leases as of June 30, 2022, increased by $189.4 million or 4% from December 31, 2021.  Commercial and industrial loans decreased $38.1 million, or 3% from December 31, 2021, primarily due to customers paying down commercial credit lines.  PPP loans decreased by $94.8 million, or 75% from December 31, 2021, primarily due to forgiveness payments received from the SBA.  Commercial mortgage loans increased by $312.0 million or 10% from December 31, 2021, primarily due to demand from new and existing customers.  Construction loans increased by $25.9 million or 12% from December 31, 2021, primarily due to an increase in construction activity in our market.  Lease financing decreased by $15.6 million, or 15% from December 31, 2021, primarily due to a $7.4 million early buyout and paydowns.

Consumer loans and leases as of June 30, 2022, increased by $503.1 million or 7% from December 31, 2021.  Residential mortgage loans increased by $177.0 million or 4% from December 31, 2021, primarily due to new loan originations and a significant decrease in payoff activity.  Home equity portfolio increased by $265.0 million or 14% from December 31, 2021, as a result of continued strength in new loan originations and low payoff levels.  Automobile loans increased $38.5 million or 5% from December 31, 2021, primarily driven by competitive loan programs and strong customer demand.  Other consumer loans increased by $22.6 million or 6% from December 31, 2021, primarily due to growth in our installment loans.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
June 30, 2022
Commercial
Commercial and Industrial	$1,122,097	$113,471	$83,373	$4,889	$1,323,830
Paycheck Protection Program	27,094	3,364	927	579	31,964
Commercial Mortgage	2,998,776	252,638	212,712	—	3,464,126
Construction	246,177	—	—	—	246,177
Lease Financing	68,410	17,710	3,415	—	89,535
Total Commercial	4,462,554	387,183	300,427	5,468	5,155,632
Consumer
Residential Mortgage	4,410,865	—	75,096	610	4,486,571
Home Equity	2,055,947	52	45,613	—	2,101,612
Automobile	574,813	—	157,713	42,539	775,065
Other [2]	366,393	—	53,399	12,901	432,693
Total Consumer	7,408,018	52	331,821	56,050	7,795,941
Total Loans and Leases	$11,870,572	$387,235	$632,248	$61,518	$12,951,573
December 31, 2021
Commercial
Commercial and Industrial	$1,146,593	$141,643	$68,934	$4,751	$1,361,921
Paycheck Protection Program	111,457	10,842	1,586	2,894	126,779
Commercial Mortgage	2,758,641	158,192	235,297	—	3,152,130
Construction	220,254	—	—	—	220,254
Lease Financing	68,757	32,695	3,656	—	105,108
Total Commercial	4,305,702	343,372	309,473	7,645	4,966,192
Consumer
Residential Mortgage	4,232,834	—	76,022	746	4,309,602
Home Equity	1,794,330	58	42,200	—	1,836,588
Automobile	547,660	—	151,722	37,183	736,565
Other [2]	346,625	—	48,490	15,014	410,129
Total Consumer	6,921,449	58	318,434	52,943	7,292,884
Total Loans and Leases	$11,227,151	$343,430	$627,907	$60,588	$12,259,076

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$36,840	$36,624	$216
Derivative Financial Instruments	22,494	42,011	(19,517)
Low-Income Housing and Other Equity Investments	126,925	136,647	(9,722)
Deferred Compensation Plan Assets	46,929	56,411	(9,482)
Prepaid Expenses	19,931	17,670	2,261
Accounts Receivable	14,924	13,323	1,601
Deferred Tax Assets	150,910	42,276	108,634
Other	42,217	39,765	2,452
Total Other Assets	$461,170	$384,727	$76,443

Total other assets increased by $76.4 million or 20% from December 31, 2021.  This increase was due to a $108.6 million increase in deferred tax assets, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities.  This increase was partially offset by a decrease in derivative financial instruments of $19.5 million, which was primarily due to fair value decreases of our interest rate swap agreement assets.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Consumer	$10,554,121	$10,438,844	$115,277
Commercial	8,824,609	8,641,932	182,677
Public and Other	1,646,951	1,279,332	367,619
Total Deposits	$21,025,681	$20,360,108	$665,573

Total deposits were $21.0 billion as of June 30, 2022, an increase of $665.6 million or 3% from December 31, 2021.  Consumer deposits increased by $115.3 million or 1% primarily due to a $198.0 million increase in core deposits, partially offset by $82.8 million decrease in time deposits.  Commercial deposits increased by $182.7 million or 2% due to an increase in core deposits of $214.7 million, partially offset by $32.0 million decrease in time deposits.  In addition, public and other deposits increased by $367.6 million or 29% due to an increase in public time deposits of $371.9 million, offset by $4.2 million decrease in core deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Money Market	$2,868,182	$2,529,985	$338,197
Regular Savings	5,186,717	4,926,180	260,537
Total Savings Deposits	$8,054,899	$7,456,165	$598,734

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Remaining maturity:
Three months or less	$545,088	$220,045	$325,043
After three through six months	101,858	93,514	8,344
After six through twelve months	105,686	137,514	(31,828)
After twelve months	66,047	74,133	(8,086)
Total	$818,679	$525,206	$293,473

Estimated uninsured deposits totaled $11.2 billion and $10.5 billion at June 30, 2022, and December 31, 2021, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. Estimated uninsured time deposits increased by $293.5 million from December 31, 2021, primarily due to $371.9 million increase in public time deposits, partially offset by $82.8 million decrease in consumer time deposits.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Private Institutions	$425,000	$450,000	$(25,000)
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$425,490	$450,490	$(25,000)

Securities sold under agreements to repurchase was $425.5 million as of June 30, 2022, a decrease of $25.0 million or 5.5% from December 31, 2021.  As of June 30, 2022, the weighted-average maturity was 2.36 years for our repurchase agreements with government entities and 2.44 years for our repurchase agreements with private institutions.  As of June 30, 2022, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.53%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Finance Lease Obligations	10,343	10,391	(48)
Total	$10,343	$10,391	$(48)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Consumer Banking	$18,417	$22,547	$32,530	$39,486
Commercial Banking	30,671	29,971	59,549	59,687
Total	49,088	52,518	92,079	99,173
Treasury and Other	7,774	15,015	19,617	28,309
Consolidated Total	$56,862	$67,533	$111,696	$127,482

Consumer Banking

Net income decreased by $4.1 million or 18% in the second quarter of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and a decrease in noninterest income. This was partly offset by an increase in net interest income and a decrease in the Provision. The increase in noninterest expense was primarily due to a gain on the sale of real estate property on the island of Oahu in the second quarter of 2021, as well as increases in broker’s charges and allocated expenses related to support units. The decrease in noninterest income was primarily due to lower mortgage banking income as a result of decreased sales of conforming saleable loans from current production, partly offset by higher overdraft fees and monthly service fees. The increase in net interest income was primarily due to increased deposit and loan balances, as well as higher deposit margins. This was partly offset by lower loan margins. The decrease in the Provision was primarily due to lower net charge-offs in the installment loan portfolio and higher mortgage loan recoveries, partly offset by lower automobile loan recoveries.

Net income decreased by $7.0 million or 18% in the first six months of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and a decrease in noninterest income. This was partly offset by an increase in net interest income and a decrease in the Provision. The increase in noninterest expense was primarily due to a gain on the sale of real estate property on the island of Oahu in the first six months of 2021, as well as increases in salaries and benefits, broker’s charges, and allocated expenses related to support units. This was partly offset by the rollout of contactless cards in the first quarter of 2021. The decrease in noninterest income was primarily due to lower mortgage banking income as a result of decreased sales of conforming saleable loans from current production, partly offset by higher overdraft fees and monthly service fees. The increase in net interest income was primarily due to increased deposit and loan balances, partly offset by lower loan margins. The decrease in the Provision was primarily due to lower net charge-offs in the installment loan portfolio, partly offset by lower mortgage loan recoveries.

Commercial Banking

Net income increased by $0.7 million in the second quarter of 2022 compared to the same period in 2021 primarily due to increases in interest income, noninterest income, and a decrease in the provision, partially offset by an increase to noninterest expense. The increase in interest income is primarily due to increased balances and spreads on noninterest bearing deposits and increased balances on commercial mortgage loans. The increase in interest income was partially offset by runoff in the payroll protection program portfolio and a decrease in interest bearing deposit balances and spreads. The increase in noninterest income is primarily due to increases in customer derivative program revenue, loan fees, and merchant services. The increase in noninterest expense was primarily due higher allocated expenses from support units.

Net income decreased by $0.1 million in the first six months of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense, partially offset by an increase in noninterest income and reduction in the provision. The increase in noninterest expense was primarily due to higher allocated expenses from support units along with increased salaries and benefits, partially offset by increased deferred salaries. The increase in noninterest income is primarily due to increases in customer derivative program revenue, merchant income, and a gain on the sale of leased assets, partially offset by a decrease in loan fees.

Treasury and Other

Net income decreased by $7.2 million in the second quarter of 2022 compared to the same period in 2021 primarily due to a lower release of the Provision, partially offset by an increase in net interest income.  The increase in the Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the current expected credit losses (CECL) approach, given the economic outlook and forecasts for the COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  The increase in net interest income was primarily due to the higher rate environment.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased by $8.7 million in the first six months of 2022 compared to the same period in 2021 primarily due to a lower release of the Provision, partially offset by an increase in net interest income.  The increase in the Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts for the COVID-19 pandemic driven market changes, as well as the impact of unprecedented intervention of fiscal, monetary and regulatory programs.  The increase in net interest income was primarily due to higher balances in the investment portfolio.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of June 30, 2022, our overall credit risk profile remains strong and reflects the continued recovery of Hawaii’s economy, which was severely impacted by the COVID-19 pandemic.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$85	$243	$(158)
Commercial Mortgage	3,462	8,205	(4,743)
Total Commercial	3,547	8,448	(4,901)
Consumer
Residential Mortgage	5,179	3,305	1,874
Home Equity	4,435	4,881	(446)
Total Consumer	9,614	8,186	1,428
Total Non-Accrual Loans and Leases	13,161	16,634	(3,473)
Foreclosed Real Estate	2,332	2,332	—
Total Non-Performing Assets	$15,493	$18,966	$(3,473)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$2,638	$3,159	$(521)
Home Equity	2,029	3,456	(1,427)
Automobile	359	729	(370)
Other [1]	508	426	82
Total Consumer	5,534	7,770	(2,236)
Total Accruing Loans and Leases Past Due 90 Days or More	$5,534	$7,770	$(2,236)
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$46,024	$60,519	$(14,495)
Total Loans and Leases	$12,951,573	$12,259,076	$692,497
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.14%	(0.04)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.12%	0.15%	(0.03)%
Ratio of Non-Performing Assets to Total Assets	0.06%	0.07%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.07%	0.17%	(0.10)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.15%	0.14%	0.01%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.16%	0.22%	(0.06)%
Changes in Non-Performing Assets
Balance as of December 31, 2021	$18,966
Additions	4,536
Reductions
Payments	(6,741)
Return to Accrual Status	(1,267)
Charge-offs/Write-downs	(1)
Total Reductions	(8,009)
Balance as of June 30, 2022	$15,493

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Residential mortgage non-accrual loans were $5.2 million as of June 30, 2022, an increase of $1.9 million or 57% from December 31, 2021.  As of June 30, 2022, our residential mortgage non-accrual loans were comprised of 18 loans with a weighted average current loan-to-value ratio of 58%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate as of June 30, 2022, was unchanged from December 31, 2021.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $5.5 million as of June 30, 2022, a $2.2 million or 29% decrease from December 31, 2021.  The decrease was primarily in home equity, residential mortgage and automobile, which was partially offset by an increase in other.

Table 16 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 16
(dollars in thousands)	June 30, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$7,289	$18,722	$(11,433)
Commercial Mortgage	6,784	11,777	(4,993)
Total Commercial	14,073	30,499	(16,426)
Consumer
Residential Mortgage	15,731	16,102	(371)
Home Equity	4,662	4,877	(215)
Automobile	13,838	16,148	(2,310)
Other [1]	2,009	2,331	(322)
Total Consumer	36,240	39,458	(3,218)
Total	$50,313	$69,957	$(19,644)

[1]	Comprised of other revolving credit and installment financing.

The Company offered loan and lease modifications to assist borrowers during the COVID-19 national emergency. These modifications initially and generally involved principal and/or interest payment deferrals for up to six months.  Similar to the initial modifications granted, an additional round of loan modifications was offered which generally involved principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans.  The Company generally continues to accrue and recognize interest income during the deferral period.  The Company offered several repayment options such as immediate repayment, repayment over a designated time period or as a balloon payment at maturity, or by extending the loan term.  These modifications generally did not involve forgiveness or interest rate reductions.  In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, most of these COVID-19 related loan and lease modifications were not accounted for as TDRs.  As of June 30, 2022, COVID-19 related loan and lease modifications totaled $32.4 million (4 commercial loans). Loans in a COVID-19 loan or lease modification program will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. See Note 4 to the Consolidated Financial Statements for more information.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 17
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$157,264	$203,779	$164,297	$221,303
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(233)	(456)	(582)	(704)
Consumer
Residential Mortgage	(80)	(115)	(80)	(119)
Home Equity	(22)	(107)	(90)	(123)
Automobile	(1,157)	(1,209)	(2,687)	(3,318)
Other [1]	(1,854)	(2,422)	(3,815)	(6,336)
Total Loans and Leases Charged-Off	(3,346)	(4,309)	(7,254)	(10,600)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	51	144	420	256
Consumer
Residential Mortgage	920	481	974	1,436
Home Equity	416	527	931	1,060
Automobile	684	1,172	1,423	2,091
Other [1]	644	801	1,389	1,657
Total Recoveries on Loans and Leases Previously Charged-Off	2,715	3,125	5,137	6,500
Net Charged-Off - Loans and Leases	(631)	(1,184)	(2,117)	(4,100)
Net Charged-Off - Accrued Interest Receivable	—	(124)	(47)	(432)
Provision for Credit Losses:
Loans and Leases	(2,885)	(16,774)	(7,192)	(31,767)
Accrued Interest Receivable	—	(828)	(367)	(828)
Unfunded Commitments	350	1,502	(476)	2,195
Total Provision for Credit Losses	(2,535)	(16,100)	(8,035)	(30,400)
Balance at End of Period	$154,098	$186,371	$154,098	$186,371
Components
Allowance for Credit Losses - Loans and Leases	$148,512	$180,385	$148,512	$180,385
Allowance for Credit Losses - Accrued Interest Receivable	—	1,440	—	1,440
Reserve for Unfunded Commitments	5,586	4,546	5,586	4,546
Total Reserve for Credit Losses	$154,098	$186,371	$154,098	$186,371
Average Loans and Leases Outstanding	$12,700,825	$12,096,308	$12,496,747	$12,024,844
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.02%	0.04%	0.03%	0.07%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.15%	1.50%	1.15%	1.50%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of June 30, 2022, the Allowance was $148.5 million or 1.15% of total loans and leases outstanding (1.15% excluding PPP loans), compared with an Allowance of $157.8 million or 1.29% of total loans and leases outstanding (1.30% excluding PPP loans) as of December 31, 2021.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, including the continued recovery and improved forecast of Hawaii’s economy, as well as the impact of the unprecedented intervention of fiscal, monetary and regulatory programs.

Net charge-offs on loans and leases were $0.6 million or 0.02% of total average loans and leases, on an annualized basis, in the second quarter of 2022 compared to net charge-offs of $1.2 million or 0.04% of total average loans and leases, on an annualized basis, in the second quarter of 2021.  The decrease in net charge-offs on loans and leases was primarily due to the lower gross charge-offs in automobile and higher recoveries in residential mortgage, partially offset by lower recoveries in commercial and industrial loans.  Net charge-off on loans and leases were $2.1 million or 0.03% of total average loans and leases, on an annualized basis, for the first six months of 2022.

Reserve for Unfunded Commitments

The Unfunded Reserve was $5.6 million as of June 30, 2022, an increase of $2.1 million or 60% from December 31, 2021, primarily driven by lower utilization of commercial and industrial and construction loan commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first six months of 2022, the Provision for Credit Losses was a net benefit of $8.0 million compared to a net benefit of $30.4 million during the same period in 2021.  The decrease in the net benefit was primarily due to a lower reduction in the Allowance for Credit Losses – Loans and Leases for the first six months of 2022 compared to the same period in 2021.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 18 presents, as of June 30, 2022, and December 31, 2021, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of June 30, 2022, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of June 30, 2022, net interest income sensitivity to changes in interest rates as of June 30, 2022, was less sensitive in comparison to the sensitivity profile as of December 31, 2021.

Net Interest Income Sensitivity Profile				Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2022		December 31, 2021
Gradual Change in Interest Rates (basis points)
+200	$20,490	3.7%	$29,697	6.1%
+100	10,191	1.8	15,306	3.1
-100	(8,097)	(1.4)	(8,922)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$43,709	7.8%	$68,037	14.0%
+100	22,254	4.0	38,361	7.9
-100	(18,564)	(3.3)	(30,511)	(6.3)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of June 30, 2022, we had additional borrowing capacity of $3.0 billion from the FHLB and $636.3 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2022.  As of June 30, 2022, cash and cash equivalents were $839.4 million, the fair value of our available-for-sale investment securities was $4.0 billion, and total deposits were $21.0 billion as of June 30, 2022.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  As of June 30, 2022, the Company’s capital levels remained characterized as “well-capitalized”.  There have been no conditions or events since June 30, 2022, that management believes have changed either the Company’s or the Bank’s capital classifications.  The Company’s regulatory capital ratios are presented in Table 19 below.

Table 19 presents our regulatory capital and ratios as of June 30, 2022, and December 31, 2021.

Regulatory Capital and Ratios		Table 19
(dollars in thousands)	June 30, 2022	December 31, 2021
Regulatory Capital
Total Common Shareholders’ Equity	$1,173,259	$1,436,124
Add: CECL Transitional Amount	7,124	9,498
Less: Goodwill, Net of Deferred Tax Liabilities	28,747	28,747
Postretirement Benefit Liability Adjustments	(32,790)	(33,496)
Net Unrealized Losses on Investment Securities [1]	(335,658)	(32,886)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,520,282	1,483,455
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,695,769	1,658,942
Allowable Reserve for Credit Losses	148,053	153,001
Total Regulatory Capital	$1,843,822	$1,811,943
Risk-Weighted Assets	$13,042,947	$12,236,805
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.66%	12.12%
Tier 1 Capital Ratio	13.01	13.56
Total Capital Ratio	14.14	14.81
Tier 1 Leverage Ratio	7.29	7.32

[1]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

As of June 30, 2022, shareholders’ equity was $1.3 billion, a decrease of $262.9 million or 16% from December 31, 2021.  For the first six months of 2022, net income of $111.7 million, common stock issuances of $4.1 million, and share-based compensation of $8.2 million were offset by other comprehensive loss of $302.1 million, cash dividends paid of $56.5 million on common shares, common stock repurchased of $24.3 million, and cash dividends declared of $3.9 million on preferred shares.  In the first six months of 2022, we repurchased 247,825 shares under our share repurchase program.  These shares were repurchased at an average cost per share of $80.37 and a total cost of $19.9 million.  From the beginning of our share repurchase program in July 2001 through June 30, 2022, we repurchased a total of 57.6 million shares of common stock and returned a total of $2.4 billion to our shareholders at an average cost of $40.93 per share.

Remaining buyback authority under our share repurchase program was $65.8 million as of June 30, 2022.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In July 2022, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share.  The dividend will be payable on August 1, 2022 to shareholders of record of the preferred stock at the close of business on July18, 2022.

In July 2022, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on September 15, 2022, to shareholders of record of the common stock at the close of business on August 31, 2022.

Regulatory Initiatives Affecting the Banking Industry

U.S. Government Relief Programs in Response to the COVID-19 Pandemic

On March 27, 2020, President Trump signed the CARES Act into law.  Many of the provisions of the CARES Act were renewed or extended by the Coronavirus Response and Relief Supplemental Appropriations Act on December 21, 2020.

The CARES Act established the Paycheck Protection Program, an expansion of the SBA’s 7(a) loan program.  The PPP provided loans to small businesses who were affected by economic conditions as a result of the COVID-19 pandemic to provide cash flow assistance to employers who maintained their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency.  The funding period of the PPP ended on May 31, 2021.  Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the second quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 - 30, 2022	3,596	$79.92	—	$75,768,041
May 1 - 31, 2022	62,000	76.11	62,000	71,048,989
June 1 - 30, 2022	70,552	75.79	69,038	65,817,053
Total	136,148	$76.05	131,038

[1]

During the second quarter of 2022, 5,110 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	July 25, 2022		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer, and Principal Accounting Officer