Form 10-Q
period 2022-09-30
BANK OF HAWAII CORP
filed 2022-10-27
CIK 46195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6887

BANK OF HAWAII CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0148992
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Merchant Street	Honolulu	Hawaii	96813
(Address of principal executive offices)	(City)	(State)	(Zip Code)

1-888-643-3888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOH	New York Stock Exchange
Depository Shares, Each Representing 1/40th Interest in a Share of 4.375% Fixed Rate Non-Cumulative Preferred Stock, Series A	BOH.PRA	New York Stock Exchange

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

Yes ☐  No ☒

As of October 18, 2022, there were 40,012,833 shares of common stock outstanding.

Bank of Hawaii Corporation

Form 10-Q

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest Income
Interest and Fees on Loans and Leases	$115,013	$100,570	$311,115	$300,763
Income on Investment Securities
Available-for-Sale	16,995	16,396	52,079	48,700
Held-to-Maturity	20,243	16,754	57,782	43,630
Deposits	10	2	19	9
Funds Sold	2,335	382	3,181	779
Other	322	159	877	526
Total Interest Income	154,918	134,263	425,053	394,407
Interest Expense
Deposits	10,296	3,837	16,184	12,318
Securities Sold Under Agreements to Repurchase	2,745	3,423	8,311	10,426
Funds Purchased	40	—	99	1
Short-Term Borrowings	—	—	92	—
Other Debt	182	184	547	760
Total Interest Expense	13,263	7,444	25,233	23,505
Net Interest Income	141,655	126,819	399,820	370,902
Provision for Credit Losses	—	(10,400)	(8,000)	(40,800)
Net Interest Income After Provision for Credit Losses	141,655	137,219	407,820	411,702
Noninterest Income
Trust and Asset Management	10,418	11,415	33,151	34,375
Mortgage Banking	1,002	3,136	4,989	12,056
Service Charges on Deposit Accounts	7,526	6,510	22,107	18,703
Fees, Exchange, and Other Service Charges	13,863	13,604	41,008	41,018
Investment Securities Losses, Net	(2,147)	(1,259)	(4,987)	(39)
Annuity and Insurance	1,034	735	2,695	2,348
Bank-Owned Life Insurance	2,486	1,897	7,493	5,877
Other	(3,522)	5,340	9,913	14,441
Total Noninterest Income	30,660	41,378	116,369	128,779
Noninterest Expense
Salaries and Benefits	59,938	56,447	177,631	168,859
Net Occupancy	10,186	3,079	29,942	17,216
Net Equipment	9,736	8,924	28,432	26,598
Data Processing	4,616	4,722	13,783	15,601
Professional Fees	3,799	2,948	10,599	9,468
FDIC Insurance	1,680	1,594	4,772	4,917
Other	15,794	18,805	47,403	49,252
Total Noninterest Expense	105,749	96,519	312,562	291,911
Income Before Provision for Income Taxes	66,566	82,078	211,627	248,570
Provision for Income Taxes	13,765	20,025	47,130	59,035
Net Income	$52,801	$62,053	$164,497	$189,535
Preferred Stock Dividends	1,969	1,006	5,908	1,006
Net Income Available to Common Shareholders	$50,832	$61,047	$158,589	$188,529
Basic Earnings Per Common Share	$1.28	$1.53	$4.00	$4.73
Diluted Earnings Per Common Share	$1.28	$1.52	$3.98	$4.70
Dividends Declared Per Common Share	$0.70	$0.70	$2.10	$2.04
Basic Weighted Average Common Shares	39,567,047	39,881,437	39,670,409	39,870,450
Diluted Weighted Average Common Shares	39,758,209	40,080,919	39,848,795	40,088,899

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$52,801	$62,053	$164,497	$189,535
Other Comprehensive Loss, Net of Tax:
Net Unrealized Losses on Investment Securities	(79,600)	(7,541)	(382,371)	(57,714)
Defined Benefit Plans	354	441	1,059	1,324
Total Other Comprehensive Loss	(79,246)	(7,100)	(381,312)	(56,390)
Comprehensive Income (Loss)	$(26,445)	$54,953	$(216,815)	$133,145

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Condition (Unaudited)

(dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Interest-Bearing Deposits in Other Banks	$5,429	$2,571
Funds Sold	402,714	361,536
Investment Securities
Available-for-Sale	2,424,608	4,276,056
Held-to-Maturity (Fair Value of $4,668,074 and $4,646,619)	5,461,160	4,694,780
Loans Held for Sale	418	26,746
Loans and Leases	13,321,606	12,259,076
Allowance for Credit Losses	(146,436)	(157,821)
Net Loans and Leases	13,175,170	12,101,255
Total Earning Assets	21,469,499	21,462,944
Cash and Due From Banks	247,506	196,327
Premises and Equipment, Net	208,251	199,393
Operating Lease Right-of-Use Assets	94,613	95,621
Accrued Interest Receivable	50,143	45,242
Foreclosed Real Estate	1,040	2,332
Mortgage Servicing Rights	23,104	22,251
Goodwill	31,517	31,517
Bank-Owned Life Insurance	451,407	344,587
Other Assets	556,960	384,727
Total Assets	$23,134,040	$22,784,941
Liabilities
Deposits
Noninterest-Bearing Demand	$7,300,157	$7,275,287
Interest-Bearing Demand	4,399,625	4,628,567
Savings	7,954,006	7,456,165
Time	1,234,985	1,000,089
Total Deposits	20,888,773	20,360,108
Securities Sold Under Agreements to Repurchase	425,490	450,490
Other Debt	10,319	10,391
Operating Lease Liabilities	102,705	103,210
Retirement Benefits Payable	37,053	38,494
Accrued Interest Payable	3,405	2,499
Taxes Payable	13,527	11,901
Other Liabilities	370,384	196,237
Total Liabilities	21,851,656	21,173,330
Commitments, Contingencies, and Guarantees (Note 12)
Shareholders’ Equity
Preferred Stock ($.01 par value; authorized 180,000 shares; issued and outstanding: September 30, 2022 and December 31, 2021 - 180,000)	180,000	180,000
Common Stock ($.01 par value; authorized 500,000,000 shares; issued / outstanding: September 30, 2022 - 58,728,796 / 40,011,473 and December 31, 2021 - 58,554,669 / 40,253,193)	582	581
Capital Surplus	615,985	602,508
Accumulated Other Comprehensive Loss	(447,694)	(66,382)
Retained Earnings	2,024,641	1,950,375
Treasury Stock, at Cost (Shares; September 30, 2022 - 18,717,323 and December 31, 2021 - 18,301,476)	(1,091,130)	(1,055,471)
Total Shareholders’ Equity	1,282,384	1,611,611
Total Liabilities and Shareholders’ Equity	$23,134,040	$22,784,941

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Capital Surplus	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance as of December 31, 2021	180,000	$180,000	40,253,193	$581	$602,508	$(66,382)	$1,950,375	$(1,055,471)	$1,611,611
Net Income	—	—	—	—	—	—	54,834	—	54,834
Other Comprehensive Loss	—	—	—	—	—	(179,771)	—	—	(179,771)
Share-Based Compensation	—	—	—	—	4,010	—	—	—	4,010
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	197,783	1	543	—	(185)	2,036	2,395
Common Stock Repurchased	—	—	(162,611)	—	—	—	—	(13,960)	(13,960)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,265)	—	(28,265)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of March 31, 2022	180,000	$180,000	40,288,365	$582	$607,061	$(246,153)	$1,974,790	$(1,067,395)	$1,448,885

Net Income	—	—	—	—	—	—	56,862	—	56,862
Other Comprehensive Loss	—	—	—	—	—	(122,295)	—	—	(122,295)
Share-Based Compensation	—	—	—	—	4,162	—	—	—	4,162
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	30,442	—	471	—	531	661	1,663
Common Stock Repurchased	—	—	(136,148)	—	—	—	—	(10,353)	(10,353)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,209)	—	(28,209)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of June 30, 2022	180,000	$180,000	40,182,659	$582	$611,694	$(368,448)	$2,002,005	$(1,077,087)	$1,348,746

Net Income	—	—	—	—	—	—	52,801	—	52,801
Other Comprehensive Loss	—	—	—	—	—	(79,246)	—	—	(79,246)
Share-Based Compensation	—	—	—	—	3,775	—	—	—	3,775
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	19,741	—	516	—	(91)	1,192	1,617
Common Stock Repurchased	—	—	(190,927)	—	—	—	—	(15,235)	(15,235)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,105)	—	(28,105)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,969)	—	(1,969)
Balance as of September 30, 2022	180,000	$180,000	40,011,473	$582	$615,985	$(447,694)	$2,024,641	$(1,091,130)	$1,282,384

Balance as of December 31, 2020	—	$—	40,119,312	$580	$591,360	$7,822	$1,811,979	$(1,037,234)	$1,374,507
Net Income	—	—	—	—	—	—	59,949	—	59,949
Other Comprehensive Loss	—	—	—	—	—	(49,609)	—	—	(49,609)
Share-Based Compensation	—	—	—	—	2,780	—	—	—	2,780
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	310,905	—	664	—	(845)	2,990	2,809
Common Stock Repurchased	—	—	(35,983)	—	—	—	—	(3,189)	(3,189)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,026)	—	(27,026)
Balance as of March 31, 2021	—	$—	40,394,234	$580	$594,804	$(41,787)	$1,844,057	$(1,037,433)	$1,360,221

Net Income	—	—	—	—	—	—	67,533	—	67,533
Other Comprehensive Income	—	—	—	—	—	319	—	—	319
Share-Based Compensation	—	—	—	—	3,342	—	—	—	3,342
Preferred Stock Issued, Net	180,000	180,000	—	—	(4,513)	—	—	—	175,487
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	72,421	0	628	—	(46)	3,269	3,851
Common Stock Repurchased	—	—	(1,173)	—	—	—	—	(109)	(109)
Cash Dividends Declared Common Stock ($0.67 per share)	—	—	—	—	—	—	(27,113)	—	(27,113)
Balance as of June 30, 2021	180,000	$180,000	40,465,482	$580	$594,261	$(41,468)	$1,884,431	$(1,034,273)	$1,583,531

Net Income	—	—	—	—	—	—	62,053	—	62,053
Other Comprehensive Loss	—	—	—	—	—	(7,100)	—	—	(7,100)
Share-Based Compensation	—	—	—	—	3,536	—	—	—	3,536
Preferred Stock Issued, Net	—	—	—	—	—	—	—	—	—
Common Stock Issued under Purchase and Equity Compensation Plans	—	—	82,939	—	544	—	(327)	4,282	4,499
Common Stock Repurchased	—	—	(242,620)	—	—	—	—	(20,114)	(20,114)
Cash Dividends Declared Common Stock ($0.70 per share)	—	—	—	—	—	—	(28,290)	—	(28,290)
Cash Dividends Declared Preferred Stock	—	—	—	—	—	—	(1,006)	—	(1,006)
Balance as of September 30, 2021	180,000	$180,000	40,305,801	$580	$598,341	$(48,568)	$1,916,861	$(1,050,105)	$1,597,109

The accompanying notes are an integral part of the Consolidated Financial Statements (Unaudited).

Bank of Hawaii Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
Operating Activities
Net Income	$164,497	$189,535
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(8,000)	(40,800)
Depreciation and Amortization	15,947	15,751
Amortization of Deferred Loan and Lease (Fees) Costs, Net	(501)	(13,431)
Amortization and Accretion of Premiums/Discounts on Investment Securities, Net	16,971	27,147
Amortization of Operating Lease Right-of-Use Assets	8,939	8,562
Share-Based Compensation	11,947	9,658
Benefit Plan Contributions	(1,236)	(1,274)
Deferred Income Taxes	(6,840)	5,308
Gains on Sale of Premises and Equipment	—	(9,893)
Loss on Agreement to Sell Assets That Will Terminate Certain Leveraged Leases	6,918	—
Net Losses (Gains) on Sales of Loans and Leases	(3,365)	(12,639)
Net Losses on Sales of Investment Securities	4,987	39
Proceeds from Sales of Loans Held for Sale	122,404	412,153
Originations of Loans Held for Sale	(95,024)	(319,274)
Net Tax Benefits from Share-Based Compensation	158	1,349
Net Change in Other Assets and Other Liabilities	31,065	68,084
Net Cash Provided by Operating Activities	268,867	340,275

Investing Activities
Investment Securities Available-for-Sale:
Proceeds from Sales, Prepayments and Maturities	597,452	1,138,809
Purchases	(556,813)	(1,789,229)
Investment Securities Held-to-Maturity:
Proceeds from Prepayments and Maturities	517,448	914,953
Purchases	(15,240)	(2,569,229)
Net Change in Loans and Leases	(1,070,567)	(149,765)
Purchases of Premises and Equipment	(24,805)	(14,314)
Proceeds from Sale of Premises and Equipment	—	9,008
Net Cash Used in Investing Activities	(552,525)	(2,459,767)

Financing Activities
Net Change in Deposits	528,665	2,282,057
Net Change in Short-Term Borrowings	(25,000)	(150,100)
Repayments of Long-Term Debt	(72)	(50,067)
Net Proceeds from Issuance of Preferred Stock	—	175,487
Proceeds from Issuance of Common Stock	5,315	10,836
Repurchase of Common Stock	(39,548)	(23,412)
Cash Dividends Paid on Common Stock	(84,579)	(82,429)
Cash Dividends Paid on Preferred Stock	(5,908)	(1,006)
Net Cash Provided by Financing Activities	378,873	2,161,366
Net Change in Cash and Cash Equivalents	95,215	41,874
Cash and Cash Equivalents at Beginning of Period	560,434	614,088
Cash and Cash Equivalents at End of Period	$655,649	$655,962
Supplemental Information
Cash Paid for Interest	$24,326	$25,207
Cash Paid for Income Taxes	38,467	41,193
Non-Cash Investing and Financing Activities:
Transfer of Investment Securities from Available-for-Sale to Held-to-Maturity	1,275,043	—
Transfer from Loans to Loans Held for Sale	380	23,888

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

Note 2.  Cash and Cash Equivalents

The Company is normally required to maintain cash on hand or on deposit with the Board of Governors of the Federal Reserve System (“FRB”) based on the amount of certain customer deposits, mainly checking accounts, however, the FRB lowered the reserve requirement ratios on transaction accounts to zero percent effective March 26, 2020; therefore, there was no required reserve as of September 30, 2022.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statement of condition:

(dollars in thousands)	September 30, 2022
Interest-Bearing Deposits in Other Banks	$5,429
Funds Sold	402,714
Cash and Due From Banks	247,506
Total Cash and Cash Equivalents	$655,649

Note 3.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$259,692	$885	$(16,224)	$244,353
Debt Securities Issued by States and Political Subdivisions	74,057	—	(12,995)	61,062
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	—	(140)	1,618
Debt Securities Issued by Corporations	430,809	—	(60,091)	370,718
Mortgage-Backed Securities:
Residential - Government Agencies	864,919	305	(89,537)	775,687
Residential - U.S. Government-Sponsored Enterprises	949,497	2	(129,814)	819,685
Commercial - Government Agencies or Sponsored Agencies	171,632	—	(20,147)	151,485
Total Mortgage-Backed Securities	1,986,048	307	(239,498)	1,746,857
Total	$2,752,364	$1,192	$(328,948)	$2,424,608
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,587	$—	$(19,180)	$112,407
Debt Securities Issued by Corporations	17,845	—	(2,522)	15,323
Mortgage-Backed Securities:
Residential - Government Agencies	1,900,988	19	(276,868)	1,624,139
Residential - U.S. Government-Sponsored Enterprises	2,958,051	12	(411,442)	2,546,621
Commercial - Government Agencies or Sponsored Agencies	452,689	—	(83,105)	369,584
Total Mortgage-Backed Securities	5,311,728	31	(771,415)	4,540,344
Total	$5,461,160	$31	$(793,117)	$4,668,074
December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$248,858	$1,513	$(284)	$250,087
Debt Securities Issued by States and Political Subdivisions	74,743	1,080	(5)	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	1,758	33	(11)	1,780
Debt Securities Issued by Corporations	384,590	2,339	(3,816)	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	1,327,990	9,818	(18,766)	1,319,042
Residential - U.S. Government-Sponsored Enterprises	2,127,781	4,792	(42,247)	2,090,326
Commercial - Government Agencies or Sponsored Agencies	155,164	1,885	(1,159)	155,890
Total Mortgage-Backed Securities	3,610,935	16,495	(62,172)	3,565,258
Total	$4,320,884	$21,460	$(66,288)	$4,276,056
Held-to-Maturity:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$131,495	$287	$(643)	$131,139
Debt Securities Issued by Corporations	20,316	76	(249)	20,143
Mortgage-Backed Securities:
Residential - Government Agencies	1,774,394	12,139	(30,621)	1,755,912
Residential - U.S. Government-Sponsored Enterprises	2,286,880	15,508	(32,627)	2,269,761
Commercial - Government Agencies or Sponsored Agencies	481,695	324	(12,355)	469,664
Total Mortgage-Backed Securities	4,542,969	27,971	(75,603)	4,495,337
Total	$4,694,780	$28,334	$(76,495)	$4,646,619

The Company elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis of debt securities disclosed throughout this footnote.  For available-for-sale (“AFS”) debt securities, AIR totaled $6.8 million and $8.4 million as of September 30, 2022, and December 31, 2021, respectively.  For held-to-maturity (“HTM”) debt securities, AIR totaled $9.2 million and $8.2 million as of September 30, 2022, and December 31, 2021, respectively.  AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

During the three months ended September 30, 2022, the Company transferred at fair value approximately $1.3 billion in available-for-sale investment securities to the held-to-maturity category. The related unrealized after-tax losses of approximately $176.7 million remained in accumulated other comprehensive income (loss) to be amortized over the estimated remaining life of the securities as an adjustment of yield, and recognized in interest income. No gains or losses were recognized at the time of transfer. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these securities to maturity.

The table below presents an analysis of the contractual maturities of the Company’s investment securities as of September 30, 2022.  Debt securities issued by government agencies (Small Business Administration securities) and mortgage-backed securities are disclosed separately in the table below as these investment securities may prepay prior to their scheduled contractual maturity dates.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in One Year or Less	$433	$429
Due After One Year Through Five Years	277,971	255,858
Due After Five Years Through Ten Years	371,893	307,504
Due After Ten Years	13,130	10,251
	663,427	574,042
Debt Securities Issued by Government Agencies	102,889	103,709
Mortgage-Backed Securities:
Residential - Government Agencies	864,919	775,687
Residential - U.S. Government-Sponsored Enterprises	949,497	819,685
Commercial - Government Agencies or Sponsored Agencies	171,632	151,485
Total Mortgage-Backed Securities	1,986,048	1,746,857
Total	$2,752,364	$2,424,608
Held-to-Maturity:
Due After One Year Through Five Years	14,260	13,208
Due After Five Year Through Ten Years	124,087	105,737
Due After Ten Years	11,085	8,785
	149,432	127,730
Mortgage-Backed Securities:
Residential - Government Agencies	1,900,988	1,624,139
Residential - U.S. Government-Sponsored Enterprises	2,958,051	2,546,621
Commercial - Government Agencies or Sponsored Agencies	452,689	369,584
Total Mortgage-Backed Securities	5,311,728	4,540,344
Total	$5,461,160	$4,668,074

Investment securities with carrying values of $3.5 billion and $2.9 billion as of September 30, 2022, and December 31, 2021, respectively, were pledged to secure deposits of governmental entities, securities sold under agreements to repurchase, and FRB discount window borrowing.

The table below presents the losses from the sales of investment securities for the three and nine months ended September 30, 2022, and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Gross Gains on Sales of Investment Securities	$—	$110	$—	$3,785
Gross Losses on Sales of Investment Securities	(2,147)	(1,369)	(4,987)	(3,824)
Net Losses on Sales of Investment Securities	$(2,147)	$(1,259)	$(4,987)	$(39)

The losses on sales of investment securities during the three and nine months ended September 30, 2022, and September 30, 2021, were due to fees paid to the counterparties of the Company’s prior Visa Class B share sale transactions, which are expensed as incurred.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses was not deemed necessary, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$124,896	$(12,517)	$28,316	$(3,707)	$153,212	$(16,224)
Debt Securities Issued by States and Political Subdivisions	60,528	(12,952)	434	(43)	60,962	(12,995)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	1,011	(72)	606	(68)	1,617	(140)
Debt Securities Issued by Corporations	125,121	(13,518)	245,598	(46,573)	370,719	(60,091)
Mortgage-Backed Securities:
Residential - Government Agencies	528,883	(40,230)	235,024	(49,307)	763,907	(89,537)
Residential - U.S. Government-Sponsored Enterprises	393,814	(51,047)	424,086	(78,767)	817,900	(129,814)
Commercial-Government Agencies or Sponsored Agencies	117,478	(13,776)	34,007	(6,371)	151,485	(20,147)
Total Mortgage-Backed Securities	1,040,175	(105,053)	693,117	(134,445)	1,733,292	(239,498)
Total	$1,351,731	$(144,112)	$968,071	$(184,836)	$2,319,802	$(328,948)

December 31, 2021
Available-for-Sale:
Debt Securities Issued by the U.S. Treasury and Government Agencies	$51,455	$(195)	$9,995	$(89)	$61,450	$(284)
Debt Securities Issued by States and Political Subdivisions	643	(5)	—	—	643	(5)
Debt Securities Issued by U.S. Government- Sponsored Enterprises	814	(10)	49	(1)	863	(11)
Debt Securities Issued by Corporations	249,629	(2,846)	64,029	(970)	313,658	(3,816)
Mortgage-Backed Securities:
Residential - Government Agencies	810,157	(17,131)	41,471	(1,635)	851,628	(18,766)
Residential - U.S. Government-Sponsored Enterprises	1,670,500	(35,711)	180,205	(6,536)	1,850,705	(42,247)
Commercial - Government Agencies or Sponsored Agencies	25,664	(223)	21,810	(936)	47,474	(1,159)
Total Mortgage-Backed Securities	2,506,321	(53,065)	243,486	(9,107)	2,749,807	(62,172)
Total	$2,808,862	$(56,121)	$317,559	$(10,167)	$3,126,421	$(66,288)

The Company does not believe that the AFS debt securities that were in an unrealized loss position as of September 30, 2022, which were comprised of 383 individual securities, represent a credit loss impairment.  As of September 30, 2022, and December 31, 2021, the gross unrealized loss positions were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.  Therefore, an allowance for credit losses for these securities was not deemed necessary as of September 30, 2022.

Interest income from taxable and non-taxable investment securities for the three and nine months ended September 30, 2022, and September 30, 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Taxable	$37,231	$32,889	$109,830	$91,510
Non-Taxable	7	261	31	820
Total Interest Income from Investment Securities	$37,238	$33,150	$109,861	$92,330

As of September 30, 2022, and December 31, 2021, the carrying value of the Company’s Federal Home Loan Bank of Des Moines stock and Federal Reserve Bank stock was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Federal Home Loan Bank of Des Moines Stock	$10,000	$10,000
Federal Reserve Bank Stock	26,959	26,624
Total	$36,959	$36,624

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

Note 4.    Loans and Leases and the Allowance for Credit Losses

Loans and Leases

The Company’s loan and lease portfolio was comprised of the following as of September 30, 2022, and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial
Commercial and Industrial	$1,368,966	$1,361,921
Paycheck Protection Program	22,955	126,779
Commercial Mortgage	3,591,943	3,152,130
Construction	236,498	220,254
Lease Financing	73,989	105,108
Total Commercial	5,294,351	4,966,192
Consumer
Residential Mortgage	4,585,723	4,309,602
Home Equity	2,185,484	1,836,588
Automobile	820,640	736,565
Other [1]	435,408	410,129
Total Consumer	8,027,255	7,292,884
Total Loans and Leases	$13,321,606	$12,259,076

[1]	Comprised of other revolving credit, installment, and lease financing.

The majority of the Company’s lending activity is with customers located in the State of Hawaii.  A substantial portion of the Company’s real estate loans are secured by real estate in Hawaii.

Net gains related to sales of residential mortgage loans, recorded as a component of mortgage banking income was less than $0.1 million and $1.2 million for the three months ended September 30, 2022 and 2021 respectively, and $0.2 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans disclosed throughout this footnote.  As of September 30, 2022, and December 31, 2021, AIR for loans totaled $34.0 million and $28.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of condition.

Allowance for Credit Losses (the “Allowance”)

The following presents by portfolio segment, the activity in the Allowance for the three and nine months ended September 30, 2022, and September 30, 2021.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$61,826	$86,686	$148,512
Loans and Leases Charged-Off	(147)	(2,718)	(2,865)
Recoveries on Loans and Leases Previously Charged-Off	45	1,673	1,718
Net Loans and Leases Recovered (Charged-Off)	(102)	(1,045)	(1,147)
Provision for Credit Losses	157	(1,086)	(929)
Balance at End of Period	$61,881	$84,555	$146,436
Nine Months Ended September 30, 2022
Allowance for Credit Losses:
Balance at Beginning of Period	$64,950	$92,871	$157,821
Loans and Leases Charged-Off	(729)	(9,390)	(10,119)
Recoveries on Loans and Leases Previously Charged-Off	465	6,390	6,855
Net Loans and Leases Recovered (Charged-Off)	(264)	(3,000)	(3,264)
Provision for Credit Losses	(2,805)	(5,316)	(8,121)
Balance at End of Period	$61,881	$84,555	$146,436
Three Months Ended September 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$78,639	$101,746	$180,385
Loans and Leases Charged-Off	(196)	(3,249)	(3,445)
Recoveries on Loans and Leases Previously Charged-Off	118	2,134	2,252
Net Loans and Leases Recovered (Charged-Off)	(78)	(1,115)	(1,193)
Provision for Credit Losses	(9,894)	(1,378)	(11,272)
Balance at End of Period	$68,667	$99,253	$167,920
Nine Months Ended September 30, 2021
Allowance for Credit Losses:
Balance at Beginning of Period	$84,847	$131,405	$216,252
Loans and Leases Charged-Off	(900)	(13,145)	(14,045)
Recoveries on Loans and Leases Previously Charged-Off	374	8,378	8,752
Net Loans and Leases Recovered (Charged-Off)	(526)	(4,767)	(5,293)
Provision for Credit Losses	(15,654)	(27,385)	(43,039)
Balance at End of Period	$68,667	$99,253	$167,920

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

For Pass rated credits, risk ratings are certified at a minimum annually.  For Special Mention or Classified credits, risk ratings are reviewed for appropriateness on an ongoing basis, monthly, or at a minimum, quarterly.  The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total Loans and Leases
September 30, 2022
Commercial
Commercial and Industrial
Pass	$274,968	$382,203	$240,451	$71,445	$49,597	$76,600	$234,231	$212	$1,329,707
Special Mention	287	-	-	-	111	94	18,087	-	18,579
Classified	-	9,482	1,064	-	1,686	6,378	2,045	25	20,680
Total Commercial and Industrial	$275,255	$391,685	$241,515	$71,445	$51,394	$83,072	$254,363	$237	$1,368,966
Paycheck Protection Program
Pass	$-	$7,410	$15,545	$-	$-	$-	$-	$-	$22,955
Total Paycheck Protection Program	$-	$7,410	$15,545	$-	$-	$-	$-	$-	$22,955
Commercial Mortgage
Pass	$943,746	$824,641	$711,566	$285,509	$133,164	$513,977	$58,187	$-	$3,470,790
Special Mention	29,854	37,949	31,175	-	1,493	-	-	-	100,471
Classified	690	3,172	7,264	628	-	8,928	-	-	20,682
Total Commercial Mortgage	$974,290	$865,762	$750,005	$286,137	$134,657	$522,905	$58,187	$-	$3,591,943
Construction
Pass	$51,288	$65,884	$94,072	$16,957	$-	$594	$7,703	$-	$236,498
Total Construction	$51,288	$65,884	$94,072	$16,957	$-	$594	$7,703	$-	$236,498
Lease Financing
Pass	$12,892	$18,675	$12,879	$10,876	$8,225	$10,442	$-	$-	$73,989
Total Lease Financing	$12,892	$18,675	$12,879	$10,876	$8,225	$10,442	$-	$-	$73,989
Total Commercial	$1,313,725	$1,349,416	$1,114,016	$385,415	$194,276	$617,013	$320,253	$237	$5,294,351
Consumer
Residential Mortgage
Pass	$694,780	$1,319,910	$1,048,413	$325,127	$142,493	$1,055,000	$-	$-	$4,585,723
Total Residential Mortgage	$694,780	$1,319,910	$1,048,413	$325,127	$142,493	$1,055,000	$-	$-	$4,585,723
Home Equity
Pass	$-	$-	$-	$-	$-	$985	$2,146,118	$33,833	$2,180,936
Classified	-	-	-	-	-	189	2,477	1,882	4,548
Total Home Equity	$-	$-	$-	$-	$-	$1,174	$2,148,595	$35,715	$2,185,484
Automobile
Pass	$299,115	$234,767	$111,893	$95,422	$54,835	$24,140	$-	$-	$820,172
Classified	58	131	54	75	77	73	-	-	468
Total Automobile	$299,173	$234,898	$111,947	$95,497	$54,912	$24,213	$-	$-	$820,640
Other[1]
Pass	$153,897	$135,469	$36,000	$50,763	$21,507	$12,860	$23,277	$1,121	$434,894
Classified	15	177	16	160	82	33	20	11	514
Total Other	$153,912	$135,646	$36,016	$50,923	$21,589	$12,893	$23,297	$1,132	$435,408
Total Consumer	$1,147,865	$1,690,454	$1,196,376	$471,547	$218,994	$1,093,280	$2,171,892	$36,847	$8,027,255
Total Loans and Leases	$2,461,590	$3,039,870	$2,310,392	$856,962	$413,270	$1,710,293	$2,492,145	$37,084	$13,321,606

[1]	Comprised of other revolving credit, installment, and lease financing.

For the nine months ended September 30, 2022, $4.2 million revolving loans were converted to term loans.

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

Aging Analysis

Loans and leases are considered to be past due once becoming 30 days delinquent.  For the consumer portfolio, this generally represents two missed monthly payments.  The following presents by class, an aging analysis of the Company’s loan and lease portfolio as of September 30, 2022, and December 31, 2021.

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non- Accrual	Current	Total Loans and Leases	Non- Accrual Loans and Leases that are Current [2]
As of September 30, 2022
Commercial
Commercial and Industrial	$132	$75	$—	$49	$256	$1,368,710	$1,368,966	$49
Paycheck Protection Program	—	—	—	—	—	22,955	22,955	—
Commercial Mortgage	—	—	—	3,396	3,396	3,588,547	3,591,943	3,396
Construction	—	—	—	—	—	236,498	236,498	—
Lease Financing	—	—	—	—	—	73,989	73,989	—
Total Commercial	132	75	—	3,445	3,652	5,290,699	5,294,351	3,445
Consumer
Residential Mortgage	1,693	888	3,279	4,945	10,805	4,574,918	4,585,723	878
Home Equity	1,772	643	1,061	4,438	7,914	2,177,570	2,185,484	896
Automobile	9,498	1,374	467	—	11,339	809,301	820,640	—
Other [1]	1,829	775	513	—	3,117	432,291	435,408	—
Total Consumer	14,792	3,680	5,320	9,383	33,175	7,994,080	8,027,255	1,774
Total	$14,924	$3,755	$5,320	$12,828	$36,827	$13,284,779	$13,321,606	$5,219

As of December 31, 2021
Commercial
Commercial and Industrial	$2,006	$14	$—	$243	$2,263	$1,359,658	$1,361,921	$151
Paycheck Protection Program	—	—	—	—	—	126,779	126,779	—
Commercial Mortgage	—	—	—	8,205	8,205	3,143,925	3,152,130	8,205
Construction	—	—	—	—	—	220,254	220,254	—
Lease Financing	—	—	—	—	—	105,108	105,108	—
Total Commercial	2,006	14	—	8,448	10,468	4,955,724	4,966,192	8,356
Consumer
Residential Mortgage	2,046	1,263	3,159	3,305	9,773	4,299,829	4,309,602	—
Home Equity	1,791	748	3,456	4,881	10,876	1,825,712	1,836,588	1,544
Automobile	7,804	1,495	729	—	10,028	726,537	736,565	—
Other [1]	2,686	904	426	—	4,016	406,113	410,129	—
Total Consumer	14,327	4,410	7,770	8,186	34,693	7,258,191	7,292,884	1,544
Total	$16,333	$4,424	$7,770	$16,634	$45,161	$12,213,915	$12,259,076	$9,900

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	Represents non-accrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Non-Accrual Loans and Leases

The following presents the non-accrual loans and leases as of September 30, 2022, and December 31, 2021.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans	Non-accrual loans with a related ACL	Non-accrual loans without a related ACL	Total Non- accrual loans
Commercial
Commercial and Industrial	$49	$—	$49	$243	$—	$243
Commercial Mortgage	—	3,396	3,396	4,661	3,544	8,205
Total Commercial	49	3,396	3,445	4,904	3,544	8,448
Consumer
Residential Mortgage	4,869	76	4,945	2,959	346	3,305
Home Equity	4,438	—	4,438	4,881	—	4,881
Total Consumer	9,307	76	9,383	7,840	346	8,186
Total	$9,356	$3,472	$12,828	$12,744	$3,890	$16,634

All payments received while on non-accrual status are applied against the principal balance of the loan or lease.  The Company does not recognize interest income while loans or leases are on non-accrual status.

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Loans modified in a TDR were $48.3 million as of September 30, 2022, and $70.0 million as of December 31, 2021.  There were $0.1 million and $0.2 million commitments to lend additional funds on loans modified in a TDR as of September 30, 2022, and December 31, 2021, respectively.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2022, and September 30, 2021.

	Loans Modified as a TDR for the Three Months Ended September 30, 2022			Loans Modified as a TDR for the Three Months Ended September 30, 2021
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$213	$16	2	$153	$2
Total Commercial	1	213	16	2	153	2
Consumer
Residential Mortgage	—	—	—	2	796	21
Home Equity	1	197	—	2	779	46
Automobile	40	793	11	71	1,632	22
Other [2]	10	57	2	51	439	16
Total Consumer	51	1,047	13	126	3,646	105
Total	52	$1,260	$29	128	$3,799	$107

	Loans Modified as a TDR for the Nine Months Ended September 30, 2022			Loans Modified as a TDR for the Nine Months Ended September 30, 2021
		Recorded	Increase in		Recorded	Increase in
Troubled Debt Restructurings		Investment	Allowance		Investment	Allowance
(dollars in thousands)	Number of Contracts	(as of period end)[1]	(as of period end)	Number of Contracts	(as of period end)[1]	(as of period end)
Commercial
Commercial and Industrial	1	$213	$16	7	$258	$4
Total Commercial	1	213	16	7	258	4
Consumer
Residential Mortgage	5	1,205	71	14	5,785	584
Home Equity	3	282	5	9	1,488	80
Automobile [2]	93	1,807	24	331	6,902	95
Other [2,3]	39	254	9	144	1,321	48
Total Consumer	140	3,548	109	498	15,496	807
Total	141	$3,761	$125	505	$15,754	$811
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

The following presents by class, all loans modified in a TDR that defaulted during the three and nine months ended September 30, 2022, and September 30, 2021, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 60 days or more past due following a modification.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Automobile	5	$61	8	$157
Other [2]	4	27	5	27
Total Consumer	9	88	13	184
Total	9	$88	13	$184

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
TDRs that Defaulted During the Period,		Recorded		Recorded
Within Twelve Months of their Modification Date	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)[1]	Contracts	(as of period end)[1]
Consumer
Residential Mortgage	1	$181	1	$528
Home Equity	1	65	—	—
Automobile	14	228	12	213
Other [2]	13	92	12	112
Total Consumer	29	566	25	853
Total	29	$566	25	$853
[1]	The period end balances reflect all paydowns and charge-offs since the modification date. TDRs fully paid-off, charged-off, or foreclosed upon by period end are not included.
[2]	Comprised of other revolving credit and installment financing.

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

In accordance with Section 4013 of the CARES Act and the joint agency statement issued by banking agencies, certain qualified loan and lease modifications related to the COVID-19 pandemic are not accounted for as TDRs.  There were no loan and lease modifications as of September 30, 2022, and $40.5 million (8 loans) for the commercial segment and $3.1 million (11 loans) for the consumer segment as of December 31, 2021.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.6 million as of September 30, 2022.

Note 5.  Mortgage Servicing Rights

The Company’s portfolio of residential mortgage loans serviced for third parties was $2.6 billion as of September 30, 2022, and $2.7 billion as of December 31, 2021.  Substantially all of these loans were originated by the Company and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and are initially recorded at fair value (see Note 13 Fair Value of Assets and Liabilities for more information).  Changes to the balance of mortgage servicing rights are recorded in mortgage banking income in the Company’s consolidated statements of income.

The Company’s mortgage servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to investors.  Servicing income, including late and ancillary fees, was $1.5 million and $1.6 million for the three months ended September 30, 2022, and September 30, 2021, respectively, and $4.5 million and $4.8 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.  Servicing income is recorded in mortgage banking income in the Company’s consolidated statements of income.  The Company’s residential mortgage investor loan servicing portfolio is primarily comprised of fixed rate loans concentrated in Hawaii.

For the three and nine months ended September 30, 2022, and September 30, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the fair value measurement method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$747	$875	$800	$958
Change in Fair Value Due to Payoffs	(15)	(49)	(68)	(132)
Balance at End of Period	$732	$826	$732	$826

For the three and nine months ended September 30, 2022, and September 30, 2021, the change in the carrying value of the Company’s mortgage servicing rights accounted for under the amortization method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$22,793	$20,598	$21,451	$18,694
Servicing Rights that Resulted From Asset Transfers	160	1,082	1,115	4,022
Amortization	(581)	(1,069)	(2,023)	(3,228)
Valuation Allowance Recovery (Provision)	—	662	1,829	1,785
Balance at End of Period	$22,372	$21,273	$22,372	$21,273

Valuation Allowance:
Balance at Beginning of Period	$—	$(2,769)	$(1,829)	$(3,892)
Valuation Allowance Recovery (Provision)	—	662	1,829	1,785
Balance at End of Period	$—	$(2,107)	$—	$(2,107)
Fair Value of Mortgage Servicing Rights Accounted for Under the Amortization Method
Beginning of Period	$28,314	$20,598	$21,451	$18,694
End of Period	$27,678	$21,273	$27,678	$21,273

The key data and assumptions used in estimating the fair value of the Company’s mortgage servicing rights as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Weighted-Average Constant Prepayment Rate [1]	4.11%	10.70%
Weighted-Average Life (in years)	9.62	6.18
Weighted-Average Note Rate	3.59%	3.62%
Weighted-Average Discount Rate [2]	10.01%	7.04%

[1]	Represents annualized loan prepayment rate assumption.
[2]	Derived from multiple interest rate scenarios that incorporate a spread to a market yield curve and market volatilities.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to changes in certain key assumptions as of September 30, 2022, and December 31, 2021, is presented in the following table.

(dollars in thousands)	September 30, 2022	December 31, 2021
Constant Prepayment Rate
Decrease in fair value from 25 basis points (“bps”) adverse change	$(348)	$(252)
Decrease in fair value from 50 bps adverse change	(690)	(498)
Discount Rate
Decrease in fair value from 25 bps adverse change	(319)	(223)
Decrease in fair value from 50 bps adverse change	(631)	(441)

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments including the related unfunded commitments were $163.8 million and $134.7 million as of September 30, 2022, and December 31, 2021, respectively, and are included in other assets in the consolidated statements of condition.

Unfunded Commitments

As of September 30, 2022, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2022	$9,078
2023	38,624
2024	6,427
2025	16,448
2026	141
Thereafter	3,823
Total Unfunded Commitments	$74,541

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2022, and September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Effective Yield Method
Tax credits and other tax benefits recognized	$1,520	$2,151	$4,586	$6,453
Amortization Expense in Provision for Income Taxes	1,296	1,670	3,889	5,032
Proportional Amortization Method
Tax credits and other tax benefits recognized	$3,802	$2,708	$11,381	$8,178
Amortization Expense in Provision for Income Taxes	3,331	2,332	9,860	7,043

There were no impairment losses related to LIHTC investments during the nine months ended September 30, 2022, and September 30, 2021.

Note 7.  Securities Sold Under Agreements to Repurchase

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2022, and December 31, 2021, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Up to 90 days	91-365 days	1-3 Years	After 3 Years	Total
September 30, 2022
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$490	$—	$490
Mortgage-Backed Securities:
Residential - Government Agencies	—	—	30,597	—	30,597
Residential - U.S. Government-Sponsored Enterprises	—	—	394,403	—	394,403
Total	$—	$—	$425,490	$—	$425,490
December 31, 2021
Class of Collateral Pledged:
Debt Securities Issued by States and Political Subdivisions	$—	$—	$—	$490	$490
Mortgage-Backed Securities: [1]
Residential - Government Agencies	—	—	38,685	13,407	52,092
Residential - U.S. Government-Sponsored Enterprises	—	—	236,315	161,593	397,908
Total	$—	$—	$275,000	$175,490	$450,490

The following table presents the assets and liabilities subject to an enforceable master netting arrangement, or repurchase agreements as of September 30, 2022, and December 31, 2021.  The swap agreements the Company has with our commercial banking customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.  Centrally cleared swap agreements between the Company and institutional counterparties are also excluded from this table.  See Note 11 Derivative Financial Instruments for more information on swap agreements.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amounts Not Offset in the Statements of Condition
(dollars in thousands)	Gross Amounts Recognized in the Statements of Condition	Gross Amounts Offset in the Statements of Condition	Net Amounts Presented in the Statements of Condition	Netting Adjustments per Master Netting Arrangements	Fair Value of Collateral Pledged/ Received [1]	Net Amount
September 30, 2022
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$37,814	$—	$37,814	$37,814	$—	$—

Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	293	—	293	293	—	—
Repurchase Agreements:
Private Institutions	425,000	—	425,000	—	425,000	—
Government Entities	490	—	490	—	490	—
	$425,490	$—	$425,490	$—	$425,490	$—
December 31, 2021
Assets:
Interest Rate Swap Agreements:
Institutional Counterparties	$26	$—	$26	$26	$—	$—
Liabilities:
Interest Rate Swap Agreements:
Institutional Counterparties	5,948	—	5,948	26	5,922	—
Repurchase Agreements:
Private Institutions	450,000	—	450,000	—	450,000	—
Government Entities	490	—	490	—	490	—
	$450,490	$—	$450,490	$—	$450,490	$—

[1]

The application of collateral cannot reduce the net amount below zero.  Therefore, excess collateral is not reflected in this table.  For interest rate swap agreements, the fair value of investment securities pledged was $34.4 million and $58.3 million as of September 30, 2022, and December 31, 2021, respectively. For repurchase agreements with private institutions, the fair value of investment securities pledged was $407.2 million and $523.4 million as of September 30, 2022, and December 31, 2021, respectively.  For repurchase agreements with government entities, the fair value of investment securities pledged was $0.9 million and $1.3 million as of September 30, 2022, and December 31, 2021, respectively.

Note 8.  Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2022, and September 30, 2021:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(111,338)	$(29,506)	$(81,832)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	3,037	805	2,232
Net Unrealized Gains (Losses) on Investment Securities	(108,301)	(28,701)	(79,600)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	542	143	399
Amortization of Prior Service Credit	(61)	(16)	(45)
Defined Benefit Plans, Net	481	127	354
Other Comprehensive Income (Loss)	$(107,820)	$(28,574)	$(79,246)

Three Months Ended September 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(10,263)	$(2,719)	$(7,544)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(83)	(22)	(61)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	87	23	64
Net Unrealized Gains (Losses) on Investment Securities	(10,259)	(2,718)	(7,541)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	662	175	487
Amortization of Prior Service Credit	(62)	(16)	(46)
Defined Benefit Plans, Net	600	159	441
Other Comprehensive Income (Loss)	$(9,659)	$(2,559)	$(7,100)

Nine Months Ended September 30, 2022
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(523,365)	$(138,715)	$(384,650)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	3,100	821	2,279
Net Unrealized Gains (Losses) on Investment Securities	(520,265)	(137,894)	(382,371)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,626	431	1,195
Amortization of Prior Service Credit	(184)	(48)	(136)
Defined Benefit Plans, Net	1,442	383	1,059
Other Comprehensive Income (Loss)	$(518,823)	$(137,511)	$(381,312)

Nine Months Ended September 30, 2021
Net Unrealized Gains (Losses) on Investment Securities:
Net Unrealized Gains (Losses) Arising During the Period	$(75,360)	$(19,954)	$(55,406)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) that (Increase) Decrease Net Income:
(Gain) Loss on Sale	(3,758)	(1,014)	(2,744)
Amortization of Unrealized Holding (Gains) Losses on Held-to- Maturity Securities [1]	593	157	436
Net Unrealized Gains (Losses) on Investment Securities	(78,525)	(20,811)	(57,714)
Defined Benefit Plans:
Amortization of Net Actuarial Losses (Gains)	1,985	525	1,460
Amortization of Prior Service Credit	(185)	(49)	(136)
Defined Benefit Plans, Net	1,800	476	1,324
Other Comprehensive Income (Loss)	$(76,725)	$(20,335)	$(56,390)

[1]

The amount relates to the amortization/accretion of unrealized net gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.  The unrealized net gains/losses will be amortized/accreted over the remaining life of the investment securities as an adjustment of yield.

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2022, and September 30, 2021:

(dollars in thousands)	Investment Securities- Available- for-Sale	Investment Securities- Held-to-Maturity	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2022
Balance at Beginning of Period	$(335,758)	$101	$(32,791)	$(368,448)
Other Comprehensive Income (Loss) Before Reclassifications	(81,832)	—	—	(81,832)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2,232	354	2,586
Total Other Comprehensive Income (Loss)	94,868	(174,468)	354	(79,246)
Balance at End of Period	$(240,890)	$(174,367)	$(32,437)	$(447,694)

Three Months Ended September 30, 2021
Balance at Beginning of Period	$950	$(51)	$(42,367)	$(41,468)
Other Comprehensive Income (Loss) Before Reclassifications	(7,544)	—	—	(7,544)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(61)	64	441	444
Total Other Comprehensive Income (Loss)	(7,605)	64	441	(7,100)
Balance at End of Period	$(6,655)	$13	$(41,926)	$(48,568)

Nine Months Ended September 30, 2022
Balance at Beginning of Period	$(32,940)	$54	$(33,496)	$(66,382)
Other Comprehensive Income (Loss) Before Reclassifications	(384,650)	—	—	(384,650)
Unrealized Net Losses Related to the Transfer of Securities from Available-for-Sale to Held-to-Maturity	176,700	(176,700)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2,279	1,059	3,338
Total Other Comprehensive Income (Loss)	(207,950)	(174,421)	1,059	(381,312)
Balance at End of Period	$(240,890)	$(174,367)	$(32,437)	$(447,694)

Nine Months Ended September 30, 2021
Balance at Beginning of Period	$51,495	$(423)	$(43,250)	$7,822
Other Comprehensive Income (Loss) Before Reclassifications	(55,406)	—	—	(55,406)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2,744)	436	1,324	(984)
Total Other Comprehensive Income (Loss)	(58,150)	436	1,324	(56,390)
Balance at End of Period	$(6,655)	$13	$(41,926)	$(48,568)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022, and September 30, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Three Months Ended September 30,
(dollars in thousands)	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(3,037)	$(87)	Interest Income
	805	23	Provision for Income Tax
	(2,232)	(64)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	83	Investment Securities Gains (Losses), Net
	—	(22)	Provision for Income Tax
	—	61	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	61	62
Net Actuarial Losses [2]	(542)	(662)
	(481)	(600)	Total Before Tax
	127	159	Provision for Income Tax
	(354)	(441)	Net of Tax

Total Reclassifications for the Period	$(2,586)	$(444)	Net of Tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)[1]		Affected Line Item in the Statement Where Net Income Is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Amortization of Unrealized Holding Gains (Losses) on Investment Securities Held-to-Maturity	$(3,100)	$(593)	Interest Income
	821	157	Provision for Income Tax
	(2,279)	(436)	Net of Tax
Sale of Investment Securities Available-for-Sale	—	3,758	Investment Securities Gains (Losses), Net
	—	(1,014)	Provision for Income Tax
	—	2,744	Net of tax

Amortization of Defined Benefit Plan Items
Prior Service Credit [2]	184	185
Net Actuarial Losses [2]	(1,626)	(1,985)
	(1,442)	(1,800)	Total Before Tax
	383	476	Provision for Income Tax
	(1,059)	(1,324)	Net of Tax

Total Reclassifications for the Period	$(3,338)	$984	Net of Tax

[1]	Amounts in parentheses indicate reductions to net income.
[2]

These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and are included in other noninterest expense on the consolidated statements of income.

Note 9.  Earnings Per Common Share

Earnings per common share is computed using the two-class method.  The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per common share and antidilutive stock options and restricted stock outstanding for the three and nine months ended September 30, 2022, and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator:
Net Income Available to Common Shareholders	$50,832	$61,047	$158,589	$188,529

Denominator:
Weighted Average Common Shares Outstanding - Basic	39,567,047	39,881,437	39,670,409	39,870,450
Dilutive Effect of Equity Based Awards	191,162	199,482	178,386	218,449
Weighted Average Common Shares Outstanding - Diluted	39,758,209	40,080,919	39,848,795	40,088,899

Earnings Per Common Share:
Basic	$1.28	$1.53	$4.00	$4.73
Diluted	$1.28	$1.52	$3.98	$4.70

Antidilutive Stock Options and Restricted Stock Outstanding	—	47,087	—	44,217

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

Consumer Banking

Consumer Banking offers a broad range of financial products and services, including loan, deposit and insurance products; private banking and international client banking services; trust services; investment management; and institutional investment advisory services.  Consumer Banking also provides a full service brokerage offering equities, mutual funds, life insurance, and annuity products.  Loan and lease products include residential mortgage loans, home equity lines of credit, automobile loans and leases, personal lines of credit, installment loans, small business loans and leases, and credit cards.  Deposit products include checking, savings, and time deposit accounts. Private banking and personal trust groups assist individuals and families in building and preserving their wealth by providing investment, credit, and trust services to high-net-worth individuals. The investment management group manages portfolios utilizing a variety of investment products.  Also within Consumer Banking, institutional client services offer investment advice to corporations, government entities, and foundations.  Products and services from Consumer Banking are delivered to customers through 51 branch locations and 316 ATMs throughout Hawaii and the Pacific Islands, e-Bankoh (on-line banking service), a customer service center, and a mobile banking service.

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

Selected business segment financial information as of and for the three and nine months ended September 30, 2022, and September 30, 2021, were as follows:

(dollars in thousands)	Consumer Banking	Commercial Banking	Treasury and Other	Consolidated Total
Three Months Ended September 30, 2022
Net Interest Income	$85,666	$56,249	$(260)	$141,655
Provision for Credit Losses	1,148	(1)	(1,147)	—
Net Interest Income After Provision for Credit Losses	84,518	56,250	887	141,655
Noninterest Income	30,974	(911)	597	30,660
Noninterest Expense	(83,278)	(17,073)	(5,398)	(105,749)
Income (Loss) Before Provision for Income Taxes	32,214	38,266	(3,914)	66,566
Provision for Income Taxes	(8,104)	(9,273)	3,612	(13,765)
Net Income	$24,110	$28,993	$(302)	$52,801
Total Assets as of September 30, 2022	$8,399,068	$5,486,330	$9,248,642	$23,134,040

Three Months Ended September 30, 2021
Net Interest Income	$72,062	$50,088	$4,669	$126,819
Provision for Credit Losses	1,235	(42)	(11,593)	(10,400)
Net Interest Income After Provision for Credit Losses	70,827	50,130	16,262	137,219
Noninterest Income	32,046	7,906	1,426	41,378
Noninterest Expense	(71,377)	(15,924)	(9,218)	(96,519)
Income Before Provision for Income Taxes	31,496	42,112	8,470	82,078
Provision for Income Taxes	(8,001)	(10,373)	(1,651)	(20,025)
Net Income	$23,495	$31,739	$6,819	$62,053
Total Assets as of September 30, 2021	$7,530,513	$5,087,831	$10,347,039	$22,965,383

Nine Months Ended September 30, 2022
Net Interest Income	$232,654	$152,391	$14,775	$399,820
Provision for Credit Losses	3,463	(200)	(11,263)	(8,000)
Net Interest Income After Provision for Credit Losses	229,191	152,591	26,038	407,820
Noninterest Income	94,811	17,650	3,908	116,369
Noninterest Expense	(247,724)	(52,757)	(12,081)	(312,562)
Income Before Provision for Income Taxes	76,278	117,484	17,865	211,627
Provision for Income Taxes	(19,151)	(28,721)	742	(47,130)
Net Income	$57,127	$88,763	$18,607	$164,497
Total Assets as of September 30, 2022	$8,399,068	$5,486,330	$9,248,642	$23,134,040

Nine Months Ended September 30, 2021
Net Interest Income	$212,991	$146,269	$11,642	$370,902
Provision for Credit Losses	5,088	205	(46,093)	(40,800)
Net Interest Income After Provision for Credit Losses	207,903	146,064	57,735	411,702
Noninterest Income	98,344	22,339	8,096	128,779
Noninterest Expense	(222,426)	(47,343)	(22,142)	(291,911)
Income Before Provision for Income Taxes	83,821	121,060	43,689	248,570
Provision for Income Taxes	(20,840)	(29,634)	(8,561)	(59,035)
Net Income	$62,981	$91,426	$35,128	$189,535
Total Assets as of September 30, 2021	$7,530,513	$5,087,831	$10,347,039	$22,965,383

Note 11.  Derivative Financial Instruments

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$7,379	$(40)	$45,857	$1,084
Forward Commitments	6,556	143	58,523	(35)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	1,572,800	(169,645)	1,400,322	28,742
Pay Fixed/Receive Variable Swaps	1,572,800	37,521	1,400,322	(5,922)
Foreign Exchange Contracts	96,832	(3,443)	102,548	(674)
Conversion Rate Swap Agreement	107,126	—	131,672	—

The following table presents the Company’s derivative financial instruments, their fair values, and their location in the consolidated statements of condition as of September 30, 2022, and December 31, 2021:

Derivative Financial Instruments	September 30, 2022		December 31, 2021
Not Designated as Hedging Instruments [1]	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Interest Rate Lock Commitments	$55	$95	$1,084	$—
Forward Commitments	144	1	17	52
Interest Rate Swap Agreements	38,051	170,175	40,733	17,913
Foreign Exchange Contracts	6	3,449	177	851
Total	$38,256	$173,720	$42,011	$18,816

[1]

Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the consolidated statements of condition. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.

The following table presents the Company’s derivative financial instruments and the amount and location of the net gains or losses recognized in the consolidated statements of income for the three and nine months ended September 30, 2022, and September 30, 2021:

	Location of
Derivative Financial Instruments	Net Gains (Losses)	Three Months Ended		Nine Months Ended
Not Designated as Hedging Instruments	Recognized in the	September 30,		September 30,
(dollars in thousands)	Statements of Income	2022	2021	2022	2021
Interest Rate Lock Commitments	Mortgage Banking	$1	$2,083	$(1,012)	$6,927
Forward Commitments	Mortgage Banking	289	(53)	2,510	1,598
Interest Rate Swap Agreements	Other Noninterest Income	126	2,147	6,225	4,848
Foreign Exchange Contracts	Other Noninterest Income	430	401	936	1,120
Total		$846	$4,578	$8,659	$14,493

As of September 30, 2022, and December 31, 2021, the Company did not designate any derivative financial instruments as formal hedging relationships.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers.  The Company mitigates the risk of entering into these agreements by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities).  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, usually in the form of cash or marketable securities, is posted by the party (i.e., the Company or the financial institution counterparty) with net liability positions in accordance with contract thresholds.  The Company had net asset positions with its financial institution counterparties totaling $35.8 million and net liability positions with its financial institution counterparties totaling $5.9 million as of September 30, 2022, and December 31, 2021, respectively.

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

Conversion Rate Swap Agreements

As certain sales of Visa Class B restricted shares were completed, the Company entered into a conversion rate swap agreement with the buyer that requires payment to the buyer in the event Visa further reduces the conversion ratio of Class B into Class A unrestricted common shares.  In the event of Visa increasing the conversion ratio, the buyer would be required to make payment to the Company.  As of September 30, 2022, and December 31, 2021, the conversion rate swap agreement was valued at zero (i.e., no contingent liability recorded) as further reductions to the conversion ratio were deemed neither probable nor reasonably estimable by management.

Note 12.  Commitments, Contingencies, and Guarantees

The Company’s credit commitments as of September 30, 2022, and December 31, 2021, were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Unfunded Commitments to Extend Credit	$3,507,523	$2,982,673
Standby Letters of Credit	135,212	135,167
Commercial Letters of Credit	20,672	18,956
Total Credit Commitments	$3,663,407	$3,136,796

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

The fair values of interest rate swap agreements are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as a market yield curve, effective date, maturity date, notional amount, and stated interest rate. The valuation methodology for interest rate swaps with financial institution counterparties (and the related customer interest rate swaps) is based on the Secured Overnight Financing Rate.  In addition, the Company includes in its fair value calculation a credit factor adjustment which is based primarily on management judgment.  Thus, interest rate swap agreements are classified as a Level 3 measurement.  The fair values of foreign exchange contracts are calculated using the Bank’s multi-currency accounting system which utilizes contract specific information such as currency, maturity date, contractual amount, and strike price, along with market data information such as the spot rates of specific currency and yield curves.  Foreign exchange contracts are classified as Level 2 measurements because while they are valued using the Bank’s multi-currency accounting system, significant management judgment or estimation is not required.  The fair value of the Visa Class B restricted shares to Class A unrestricted common shares conversion rate swap agreements represent the amount owed by the Company to the buyer of the Visa Class B shares as a result of a reduction of the conversion ratio subsequent to the sales date.  As of September 30, 2022, and December 31, 2021, the conversion rate swap agreements were valued at zero as reductions to the conversion ratio were neither probable nor reasonably estimable by management.  See Note 11 Derivative Financial Instruments for more information.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2022
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$140,644	$103,709	$—	$244,353
Debt Securities Issued by States and Political Subdivisions	—	61,062	—	61,062
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,618	—	1,618
Debt Securities Issued by Corporations	—	370,718	—	370,718
Mortgage-Backed Securities:
Residential - Government Agencies	—	775,687	—	775,687
Residential - U.S. Government-Sponsored Enterprises	—	819,685	—	819,685
Commercial - Government Agencies	—	151,485	—	151,485
Total Mortgage-Backed Securities	—	1,746,857	—	1,746,857
Total Investment Securities Available-for-Sale	140,644	2,283,964	—	2,424,608
Loans Held for Sale	—	418	—	418
Mortgage Servicing Rights	—	—	732	732
Other Assets	44,182	—	—	44,182
Derivatives [1]	—	150	38,106	38,256
Total Assets Measured at Fair Value on a Recurring Basis as of September 30, 2022	$184,826	$2,284,532	$38,838	$2,508,196
Liabilities:
Derivatives [1]	$—	$3,450	$170,270	$173,720
Total Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2022	$—	$3,450	$170,270	$173,720
December 31, 2021
Assets:
Investment Securities Available-for-Sale
Debt Securities Issued by the U.S. Treasury and Government Agencies	$114,845	$135,242	$—	$250,087
Debt Securities Issued by States and Political Subdivisions	—	75,818	—	75,818
Debt Securities Issued by U.S. Government-Sponsored Enterprises	—	1,780	—	1,780
Debt Securities Issued by Corporations	—	383,113	—	383,113
Mortgage-Backed Securities:
Residential - Government Agencies	—	1,319,042	—	1,319,042
Residential - U.S. Government-Sponsored Enterprises	—	2,090,326	—	2,090,326
Commercial - Government Agencies	—	155,890	—	155,890
Total Mortgage-Backed Securities	—	3,565,258	—	3,565,258
Total Investment Securities Available-for-Sale	114,845	4,161,211	—	4,276,056
Loans Held for Sale	—	26,746	—	26,746
Mortgage Servicing Rights	—	—	800	800
Other Assets	56,411	—	—	56,411
Derivatives [1]	—	194	41,817	42,011
Total Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021	$171,256	$4,188,151	$42,617	$4,402,024
Liabilities:
Derivatives [1]	$—	$903	$17,913	$18,816
Total Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021	$—	$903	$17,913	$18,816

[1]	The fair value of each class of derivatives is shown in Note 11 Derivative Financial Instruments.

For the three and nine months ended September 30, 2022, and September 30, 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(dollars in thousands)	Mortgage Servicing Rights [1]	Net Derivative Assets and Liabilities [2]
Three Months Ended September 30, 2022
Balance as of July 1, 2022	$747	$(82,948)
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(15)	36
Transfers to Loans Held for Sale	—	(284)
Variation Margin Payments	—	(48,968)
Balance as of September 30, 2022	$732	$(132,164)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2022	$—	$(132,164)

Three Months Ended September 30, 2021
Balance as of July 1, 2021	$875	$37,957
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(49)	2,095
Transfers to Loans Held for Sale	—	(3,068)
Variation Margin Payments	—	(5,875)
Balance as of September 30, 2021	$826	$31,109
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2021	$—	$31,109

Nine Months Ended September 30, 2022
Balance as of January 1, 2022	$800	23,904
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(68)	(961)
Transfers to Loans Held for Sale	—	(111)
Variation Margin Payments	—	(154,996)
Balance as of September 30, 2022	$732	(132,164)
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2022	$—	$(132,164)

Nine Months Ended September 30, 2021
Balance as of January 1, 2021	$958	$77,880
Realized and Unrealized Net Gains (Losses):
Included in Net Income	(132)	7,008
Transfers to Loans Held for Sale	—	(10,652)
Variation Margin Payments	—	(43,127)
Balance as of September 30, 2021	$826	$31,109
Total Unrealized Net Gains (Losses) Included in Net Income Related to Assets Still Held as of September 30, 2021	$—	$31,109

[1]	Realized and unrealized gains and losses related to mortgage servicing rights are reported as a component of mortgage banking income in the Company’s consolidated statements of income.
[2]

Realized and unrealized gains and losses related to interest rate lock commitments are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  Realized and unrealized gains and losses related to interest rate swap agreements are reported as a component of other noninterest income in the Company’s consolidated statements of income.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2022, and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Valuation Technique	Description	Range			Weighted Average[1]	Fair Value
September 30, 2022
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	3.21%	-	10.46%	4.11%	$28,410
		Discount Rate	9.02%	-	10.02%	10.01%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	84.10%	-	95.70%	91.64%	$(40)
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.01%	$(132,124)

December 31, 2021
Mortgage Servicing Rights	Discounted Cash Flow	Constant Prepayment Rate	6.51%	-	11.48%	10.70%	$22,251
		Discount Rate	6.49%	-	7.08%	7.04%	$—
Net Derivative Assets and Liabilities:
Interest Rate Lock Commitments	Pricing Model	Closing Ratio	75.40%	-	100.00%	90.47%	$1,084
Interest Rate Swap Agreements	Discounted Cash Flow	Credit Factor	0.00%	-	0.49%	0.14%	$22,820

[1]	Unobservable inputs for mortgage servicing rights and interest rate lock commitments were weighted by loan amount. Unobservable inputs for interest rate swap agreements were weighted by fair value.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.  Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions of each other.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. The following table represents the assets measured at fair value on a nonrecurring basis as of September 30, 2022, and December 31, 2021.

(dollars in thousands)	Fair Value Hierarchy	Net Carrying Amount	Valuation Allowance
September 30, 2022
Mortgage Servicing Rights - amortization method	Level 3	$22,372	$—

December 31, 2021
Mortgage Servicing Rights - amortization method	Level 3	$21,451	$(1,829)

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

Fair Value Option

The following table reflects the difference between the aggregate fair value and the aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2022, and December 31, 2021.

(dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
September 30, 2022
Loans Held for Sale	$418	$433	$(15)

December 31, 2021
Loans Held for Sale	$26,746	$26,309	$437

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of mortgage banking income in the Company’s consolidated statements of income.  For the three and nine months ended September 30, 2022, and year ended December 31, 2021, the net gains or losses from the change in fair value of the Company’s residential mortgage loans held for sale were not material.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2022, and December 31, 2021.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank of Des Moines and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$5,461,160	$4,668,074	$112,407	$4,555,667	$—
Loans [1]	13,037,703	12,003,760	—	—	12,003,760
Financial Instruments - Liabilities
Time Deposits	1,234,985	1,208,445	—	1,208,445	—
Securities Sold Under Agreements to Repurchase	425,490	409,772	—	409,772	—
December 31, 2021
Financial Instruments - Assets
Investment Securities Held-to-Maturity	$4,694,780	$4,646,619	$131,139	$4,515,480	$—
Loans [1]	11,921,869	12,094,631	—	—	12,094,631
Financial Instruments - Liabilities
Time Deposits	1,000,089	998,134	—	998,134	—
Securities Sold Under Agreements to Repurchase	450,490	469,293	—	469,293	—

[1]	Carrying amount is net of unearned income and the Allowance.

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

Investor Announcements

Investors and others should note that the Company intends to announce financial and other information to the Company’s investors using the Company’s investor relations website, social media channels, press releases, SEC filings and public conference calls and webcasts, all for purposes of complying with the Company’s disclosure obligations under Regulation FD. Accordingly, investors should monitor these channels, as information is updated and new information is posted.

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

Hawaii Economy

Improvements in visitor arrivals and job growth during the quarter have continued to help in the recovery of Hawaii’s economy, which was severely impacted by the COVID-19 pandemic.  Visitor arrivals are near pre-pandemic levels, and the easing of international travel restrictions and restoration of international flights to and from Hawaii are expected to contribute to the continued improvement of the economy.  Hawaii’s unemployment rate was 4.1% in August 2022, while still above the pre-pandemic level, it has fallen substantially since its peak in April and May of 2020.

For the first nine months of 2022, the volume of single-family home sales on Oahu decreased 15.8%, while the volume of condominium sales on Oahu decreased 3.3% compared with the same period in 2021.  The median price of single-family home sales and condominium sales on Oahu increased 13.9% and 9.1%, respectively, for the first nine months of 2022 compared to the same period in 2021.  As of September 30, 2022, months of inventory of single-family homes and condominiums on Oahu remained low at 1.9 months and 2.0 months, respectively.

Earnings Summary

Net income for the third quarter of 2022 was $52.8 million, a decrease of $9.3 million or 15% compared to the same period in 2021.  Diluted earnings per common share was $1.28 for the third quarter of 2022, a decrease of $0.24 or 16% compared to the same period in 2021.

•	The return on average assets for the third quarter of 2022 was 0.91% compared with 1.07% in the same period in 2021.
•	The return on average common equity for the third quarter of 2022 was 16.98% compared with 17.08% in the same period in 2021.
•

Net interest income for the third quarter of 2022 was $141.7 million, an increase of 12% from the same period in 2021.  Net interest margin was 2.60% in the third quarter of 2022, an increase of 28 basis points from the same period in 2021.  The increase in the net interest margin from prior year is largely due to the higher interest rate environment and continued strong loan growth.

•	There was no provision for credit losses for the third quarter of 2022 compared with a net benefit of $10.4 million in the same period in 2021.
•

Noninterest income was $30.7 million in the third quarter of 2022, a decrease of 26% from the same period in 2021, primarily due to a one-time pre-tax charge of $6.9 million related to our agreement to sell assets that will terminate certain leveraged leases. The sale and lease termination will complete the Company’s process of exiting the leveraged lease market.

•

Noninterest expense was $105.7 million in the third quarter of 2022, an increase of 10% compared to the same period in 2021, due to higher salaries and benefits and higher occupancy expenses, primarily due to a one-time benefit in the same quarter of last year from the sale of property.

•	The efficiency ratio during the third quarter of 2022 was 61.37% compared with 57.38% in the same period in 2021.
•	The effective tax rate for the third quarter of 2022 was 20.68% compared with 24.40% in the same period in 2021.
•

Total non-performing assets were $13.9 million at September 30, 2022, a decrease of $6.8 million compared to September 30, 2021.  Non-performing assets as percentage of total loans and leases and foreclosed real estate were 0.10% at September 30, 2022, a decrease of 7 basis points compared to September 30, 2021.

•

Net loan and lease charge-offs during the third quarter of 2022 were $1.1 million or 0.03% annualized of total average loans and leases outstanding, comprised of charge-offs of $2.9 million partially offset by recoveries of $1.7 million.  Compared to the third quarter of 2021, net loan and lease charge-offs decreased by $0.05 million or 1 basis points on total average loans and leases outstanding.

•

The allowance for credit losses on loans and leases was $146.4 million at September 30, 2022, a decrease of $21.5 million from September 30, 2021.  The ratio of the allowance for credit losses to total loans and leases outstanding was 1.10% at the end of the quarter, a decrease of 29 basis points from the end of the same period in 2021.

We maintained a strong balance sheet during the third quarter of 2022, with what we believe are appropriate reserves for credit losses and high levels of liquidity and capital.

•	Total assets increased to $23.1 billion at September 30, 2022, an increase of 1.5% from December 31, 2021.
•

The investment securities portfolio was $7.9 billion at September 30, 2022, a decrease of 12.1% from December 31, 2021.  During the third quarter, the Company transferred approximately $1.3 billion in available-for-sale investment securities to held-to-maturity.  The portfolio remains largely comprised of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

•

Total loans and leases were $13.3 billion at September 30, 2022, an increase of 8.7% from December 31, 2021, primarily due to growth in home equity, commercial mortgage, and residential mortgage loans.

•	Total deposits were $20.9 billion at September 30, 2022, an increase of 2.6% from December 31, 2021.
•	Total shareholders’ equity was $1.3 billion as of September 30, 2022, a decrease of $0.3 billion or 20.4% from December 31, 2021.
•

In the first nine months of 2022, we repurchased 435,283 shares of common stock at a total cost of $34.9 million.  Cash dividends of $84.6 million on common shares, and $5.9 million on preferred shares, were distributed during the first nine months of 2022.

Analysis of Statements of Income

Average balances, related income and expenses, and resulting yields and rates are presented in Table 1.  An analysis of the change in net interest income, on a taxable-equivalent basis, is presented in Table 2.

Average Balances and Interest Rates - Taxable-Equivalent Basis											Table 1
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021			September 30, 2022			September 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Interest-Bearing Deposits in Other Banks	$2.9	$—	1.32%	$3.2	$—	0.23%	$3.3	$—	0.76%	$2.9	$—	0.44%
Funds Sold	411.8	2.3	2.22	999.5	0.4	0.15	308.6	3.2	1.36	833.7	0.8	0.12
Investment Securities
Available-for-Sale
Taxable	3,481.9	17.0	1.95	4,454.9	16.3	1.46	3,998.2	52.0	1.74	4,252.9	48.4	1.52
Non-Taxable	2.5	—	1.56	10.1	0.1	4.34	2.8	—	1.84	11.5	0.4	4.29
Held-to-Maturity
Taxable	4,645.7	20.1	1.73	4,294.6	16.5	1.53	4,530.4	57.4	1.69	3,728.9	42.9	1.53
Non-Taxable	35.6	0.2	2.10	64.8	0.4	2.37	35.7	0.6	2.10	48.2	0.9	2.46
Total Investment Securities	8,165.7	37.3	1.82	8,824.4	33.3	1.51	8,567.1	110.0	1.71	8,041.5	92.6	1.54
Loans Held for Sale	4.3	0.1	4.46	24.6	0.2	2.80	8.1	0.2	3.43	25.5	0.5	2.81
Loans and Leases [1]
Commercial and Industrial	1,353.8	12.5	3.66	1,252.8	9.1	2.88	1,339.0	31.4	3.13	1,281.0	28.1	2.94
Paycheck Protection Program	28.0	0.2	3.02	392.0	7.9	7.98	51.7	2.5	6.59	545.9	20.0	4.90
Commercial Mortgage	3,530.9	33.3	3.74	2,952.7	21.9	2.94	3,350.3	81.3	3.25	2,894.5	64.5	2.98
Construction	233.0	2.8	4.81	289.9	2.5	3.38	227.7	7.3	4.30	280.0	7.3	3.51
Commercial Lease Financing	89.1	0.4	1.58	109.3	0.4	1.58	94.0	1.0	1.49	107.1	1.2	1.52
Residential Mortgage	4,526.6	37.4	3.30	4,253.2	34.8	3.27	4,439.1	108.6	3.26	4,211.8	106.2	3.36
Home Equity	2,144.8	16.4	3.04	1,621.4	12.2	2.97	2,026.5	44.1	2.91	1,596.4	36.9	3.09
Automobile	795.5	6.4	3.19	718.7	6.2	3.41	764.2	18.4	3.21	712.5	18.4	3.46
Other [2]	425.0	5.9	5.48	368.3	5.7	6.16	416.5	17.0	5.44	373.2	18.1	6.48
Total Loans and Leases	13,126.7	115.3	3.49	11,958.3	100.7	3.35	12,709.0	311.6	3.27	12,002.4	300.7	3.35
Other	36.9	0.3	3.49	31.5	0.2	2.02	37.2	0.9	3.14	32.4	0.5	2.17
Total Earning Assets [3]	21,748.3	155.3	2.84	21,841.5	134.8	2.45	21,633.3	425.9	2.63	20,938.4	395.1	2.52
Cash and Due From Banks	233.5			252.2			235.0			259.6
Other Assets	1,154.0			899.3			1,090.9			881.2
Total Assets	$23,135.8			$22,993.0			$22,959.2			$22,079.2

Interest-Bearing Liabilities
Interest-Bearing Deposits
Demand	$4,286.0	$1.4	0.13%	$4,707.1	$0.7	0.06%	$4,459.9	$2.6	0.08%	$4,450.6	$2.0	0.06%
Savings	7,962.0	6.6	0.33	7,687.0	1.8	0.09	7,733.3	9.5	0.16	7,414.6	5.0	0.09
Time	1,146.9	2.3	0.79	1,267.0	1.4	0.44	1,023.6	4.1	0.53	1,437.1	5.3	0.49
Total Interest-Bearing Deposits	13,394.9	10.3	0.30	13,661.1	3.9	0.11	13,216.8	16.2	0.16	13,302.3	12.3	0.12
Short-Term Borrowings	4.9	0.1	3.17	—	—	—	23.9	0.2	1.05	0.8	—	0.09
Securities Sold Under Agreements to Repurchase	425.5	2.7	2.52	547.8	3.4	2.45	441.1	8.3	2.48	572.7	10.4	2.40
Other Debt	10.3	0.2	7.05	10.4	0.2	7.04	10.3	0.6	7.05	33.5	0.8	3.03
Total Interest-Bearing Liabilities	13,835.6	13.3	0.38	14,219.3	7.5	0.21	13,692.1	25.3	0.25	13,909.3	23.5	0.22
Net Interest Income		$142.0			$127.3			$400.6			$371.6
Interest Rate Spread			2.46%			2.24%			2.38%			2.30%
Net Interest Margin			2.60%			2.32%			2.47%			2.37%
Noninterest-Bearing Demand Deposits	7,468.8			6,812.7			7,404.5			6,316.8
Other Liabilities	463.5			362.9			420.9			389.5
Shareholders’ Equity	1,367.9			1,598.1			1,441.7			1,463.6
Total Liabilities and Shareholders’ Equity	$23,135.8			$22,993.0			$22,959.2			$22,079.2

[1]	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.
[3]

Interest income includes taxable-equivalent basis adjustments, based upon a federal statutory tax rate of 21%, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021.

Analysis of Change in Net Interest Income - Taxable-Equivalent Basis			Table 2
	Nine Months Ended September 30, 2022
	Compared to September 30, 2021
(dollars in millions)	Volume [1]	Rate [1]	Total
Change in Interest Income:
Funds Sold	$(0.8)	$3.2	$2.4
Investment Securities
Available-for-Sale
Taxable	(3.0)	6.6	3.6
Non-Taxable	(0.3)	(0.1)	(0.4)
Held-to-Maturity
Taxable	9.9	4.6	14.5
Non-Taxable	(0.2)	(0.1)	(0.3)
Total Investment Securities	6.4	11.0	17.4
Loans Held for Sale	(0.4)	0.1	(0.3)
Loans and Leases
Commercial and Industrial	1.3	2.0	3.3
Paycheck Protection Program	(22.6)	5.1	(17.5)
Commercial Mortgage	10.8	6.0	16.8
Construction	(1.5)	1.5	—
Commercial Lease Financing	(0.1)	(0.1)	(0.2)
Residential Mortgage	5.7	(3.3)	2.4
Home Equity	9.4	(2.2)	7.2
Automobile	1.3	(1.3)	—
Other [2]	2.0	(3.1)	(1.1)
Total Loans and Leases	6.3	4.6	10.9
Other	0.1	0.3	0.4
Total Change in Interest Income	11.6	19.2	30.8

Change in Interest Expense:
Interest-Bearing Deposits
Demand	—	0.6	0.6
Savings	0.2	4.3	4.5
Time	(1.6)	0.4	(1.2)
Total Interest-Bearing Deposits	(1.4)	5.3	3.9
Short-Term Borrowings	0.2	—	0.2
Securities Sold Under Agreements to Repurchase	(2.5)	0.4	(2.1)
Other Debt	(0.8)	0.6	(0.2)
Total Change in Interest Expense	(4.5)	6.3	1.8

Change in Net Interest Income	$16.1	$12.9	$29.0

[1]	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
[2]	Comprised of other consumer revolving credit, installment, and consumer lease financing.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities.  Net interest margin is defined as net interest income, on a taxable-equivalent basis, as a percentage of average earning assets.

Yields on our earning assets increased by 39 basis points in the third quarter of 2022 and by 11 basis points in the first nine months of 2022 compared to the same periods in 2021.  This is primarily due to the higher rate environment in 2022 compared to the prior year.

Yields on our investment securities portfolio increased by 31 basis points in the third quarter of 2022 and by 17 basis points in the first nine months of 2022 compared to the same periods in 2021. Yields on our commercial and industrial loans increased by 78 basis points in the third quarter of 2022 compared to the same period in 2021 and by 20 basis points in the first nine months of 2022 compared to the same period in 2021 due to the higher interest rate environment.  Contractual yields on Paycheck Protection Program loans are fixed at 1%, however, effective yield varies based on processing fee income being accelerated due to loans being forgiven by the Small Business Administration (“SBA”) ahead of maturity.  Yields on our commercial mortgage loans increased by 80 basis points in the third quarter of 2022 and by 27 basis points in the first nine months of 2022 compared to the same periods in 2021 primarily due to the higher interest rate environment and an interest recovery in the second quarter of 2022.  Yields on our construction loans increased by 143 basis points in the third quarter of 2022 and by 79 basis points in the first nine months of 2022 compared to the same periods in 2021 due to the higher interest rate environment and the payoff of lower yielding loans compared to new loans being booked.  Yields on our residential mortgage loans increased by 3 basis point in the third quarter of 2022 compared to the same period in 2021.  Yields on our residential mortgage loans decreased by 10 basis points in the first nine months of 2022 compared to the same period in 2021 primarily due to pay downs of higher rate loans.  Yields on our home equity loans increased by 7 basis points in the third quarter of 2022 compared to the same period in 2021 due to the higher interest rate environment.  Yields on our home equity loans decreased by 18 basis points in the first nine months of 2022 compared to the same period in 2021 primarily due to new loans booked at lower yields while higher yielding loans continue to pay off.

Interest rates paid on our interest-bearing liabilities increased by 17 basis points in the third quarter of 2022 and by 3 basis points in the first nine months of 2022 compared to the same periods in 2021.  The rates paid on securities sold under agreements to repurchase increased by 7 basis points in the third quarter of 2022 and by 8 basis points in the first nine months of 2022 compared to the same periods in 2021 primarily due to the early termination of repurchase agreements with private institutions in 2021.

The average balance of our earning assets was relatively unchanged in the third quarter of 2022 compared to the same period in 2021.  The average balance of our earning assets increased by $0.7 billion or 3% in the first nine months of 2022 compared to the same period in 2021 primarily due to an increase in the average balances of our loan and lease portfolio.  The average balance of our funds sold decreased by $587.7 million or 59% in the third quarter of 2022 and by $525.1 million or 63% in the first nine months of 2022 compared to the same periods in 2021.  The average balance of our investment securities decreased by $0.7 billion or 7% in the third quarter of 2022 compared to the same period in 2021.  The average balance of our investment securities increased by $0.5 billion or 7% in the first nine months of 2022 compared to the same period in 2021.  The average balance of our loan and lease portfolio increased by $1.2 billion or 10% in the third quarter of 2022 and by $706.6 million or 6% in the first nine months of 2022 compared to the same periods in 2021.  The average balance of our commercial mortgage portfolio increased by $578.2 million or 20% in the third quarter of 2022 and by $455.8 million or 16% in the first nine months of 2022 compared to the same periods in 2021 as a result of continued demand from new and existing customers.  The average balance of our residential mortgage portfolio increased by $273.4 million or 6% in the third quarter of 2022 and by $227.3 million or 5% in the first nine months of 2022 compared to the same periods in 2021 primarily due to higher loan originations partially offset by payoff activity.  The average balance of our home equity portfolio increased by $523.4 million or 32% in the third quarter of 2022 and by $430.1 million or 27% in the first nine months of 2022 compared to the same periods in 2021 mainly due to growth driven by ongoing promotions of our SmartRefi program.

The average balances of our core interest bearing deposit products for the three months ended September 30, 2022 decreased by $0.1 billion or 1% compared to the same period in 2021.  The average balances for the nine months ended September 30, 2022, increased by $0.3 billion or 3% compared to the same period in 2021. The average balances of our interest-bearing liabilities for the three months and nine months ended September 30, 2022 and decreased by $0.4 billion or 3% and by $0.2 billion or 2% compared to the same periods in 2021.  The average balance of our interest bearing demand deposits for the three months ended September 30, 2022, decreased by $0.4 billion or 9% compared to the same period in 2021.  The average balance of our interest bearing demand deposits for the nine months ended September 30, 2022 was relatively unchanged compared to the same period in 2021.  The average balance of our savings deposits for the three months and nine months ended September 30, 2022, increased by $275.0 million or 4% and by $318.7 million or 4% compared to the same periods in 2021.  The average balance of our time deposits for the three months and nine months ended September 30, 2022, decreased by $120.1 million or 9% and by $413.5 million or 29% compared to the same periods in 2021.

The average balances of our securities sold under agreements to repurchase for the three months and nine months ended September 30, 2022 decreased by $122.3 million or 22% and by $131.6 million or 23% compared to the same periods in 2021.  These decreases were due to terminations and calls of repurchase agreements with private institutions, of which $25.0 million was called in 2022 and $150.0 million terminated in 2021.  The average balances of our other debt, which was comprised primarily of Federal Home Loan Bank (“FHLB”) advances, decreased by $0.1 million or 1% in the third quarter of 2022 and by $23.2 million or 69% for the first nine months in 2022 compared to the same periods in 2021, primarily due to the prepayment of FHLB advances totaling $50.0 million during 2021.

Noninterest Income

Table 3 presents the components of noninterest income.

Noninterest Income						Table 3
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Trust and Asset Management	$10,418	$11,415	$(997)	$33,151	$34,375	$(1,224)
Mortgage Banking	1,002	3,136	(2,134)	4,989	12,056	(7,067)
Service Charges on Deposit Accounts	7,526	6,510	1,016	22,107	18,703	3,404
Fees, Exchange, and Other Service Charges	13,863	13,604	259	41,008	41,018	(10)
Investment Securities Gains (Losses), Net	(2,147)	(1,259)	(888)	(4,987)	(39)	(4,948)
Annuity and Insurance	1,034	735	299	2,695	2,348	347
Bank-Owned Life Insurance	2,486	1,897	589	7,493	5,877	1,616
Other Income	(3,522)	5,340	(8,862)	9,913	14,441	(4,528)
Total Noninterest Income	$30,660	$41,378	$(10,718)	$116,369	$128,779	$(12,410)

Trust and asset management income is comprised of fees earned from the management and administration of trusts and other customer assets. The management fees are largely based upon the market value of the assets and the fee rate charged to customers. Total trust assets under administration were $10.1 billion and $11.1 billion as of September 30, 2022, and September 30, 2021, respectively.  Trust and asset management income decreased by $1.0 million or 9% in the third quarter of 2022 and by $1.2 million or 4% for the first nine months of 2022 compared to the same periods in 2021.

Mortgage banking income is highly influenced by mortgage interest rates, the housing market, the amount of our loan sales, and our valuation of mortgage servicing rights.  Mortgage banking income decreased by $2.1 million or 68% in the third quarter of 2022 and by $7.1 million or 59% for the first nine months of 2022 compared to the same periods in 2021.  These decreases were primarily due to decreased sales of conforming saleable loans from current production.

Service charges on deposit accounts increased by $1.0 million or 16% in the third quarter of 2022 and by $3.4 million or 18% for the first nine months of 2022 compared to the same periods in 2021. These increases were primarily due to an increase in overdraft fees compared to the same periods in 2021.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, fees from ATMs, merchant service activity, and other loan fees and service charges.  Fees, exchange, and other service charges increased by $0.3 million or 2% in the third quarter of 2022 compared to the same period in 2021 primarily due to increases in ATM fees and merchant income.  Fees, exchange, and other service charges were relatively unchanged for the first nine months of 2022 compared to the same period in 2021.

Investment securities net losses, totaled $2.1 million in the third quarter of 2022 compared to $1.3 million during the same period in 2021, and net losses of $5.0 million the first nine months of 2022 compared to $0.04 million during the same period in 2021.  The net losses in 2022 were primarily due to the fees paid to the counterparties of our prior Visa Class B share sales transactions, while the net gains in 2021 were primarily due to the sales of mortgage-backed and corporate debt securities, and the fees paid to the counterparties of our prior Visa Class B share sales transactions.

Annuity and insurance income increased by $0.3 million or 41% in the third quarter of 2022 and by $0.3 million or 15% for the first nine months of 2022 compared to the same periods in 2021 primarily due to increase in customer purchase of annuities.

Bank-owned life insurance increased by $0.6 million or 31% in the third quarter of 2022 and by $1.6 million or 27% for the first nine months of 2022 compared to the same periods in 2021 primarily due to policy purchases.

Other noninterest income decreased by $8.9 million or 166% in the third quarter of 2022 compared to the same period in 2021 primarily due to a $6.9 million loss related to our agreement to sell assets that will terminate certain leveraged leases, and a decrease in customer derivative program fees.  Other noninterest income decreased by $4.5 million or 31% for the first nine months of 2022 compared to the same periods in 2021 primarily due to the aforementioned loss on the sale of leased assets, partially offset by an increase in other income.

Noninterest Expense

Table 4 presents the components of noninterest expense.

Noninterest Expense						Table 4
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Salaries	$37,792	$34,676	$3,116	$109,445	$99,658	$9,787
Incentive Compensation	5,885	4,677	1,208	18,069	15,763	2,306
Share-Based Compensation	3,558	3,335	223	11,319	9,093	2,226
Commission Expense	1,005	1,772	(767)	3,878	6,807	(2,929)
Retirement and Other Benefits	4,448	4,746	(298)	13,177	15,552	(2,375)
Payroll Taxes	2,826	2,825	1	10,804	9,819	985
Medical, Dental, and Life Insurance	2,605	3,222	(617)	8,430	8,850	(420)
Separation Expense	1,819	1,194	625	2,509	3,317	(808)
Total Salaries and Benefits	59,938	56,447	3,491	177,631	168,859	8,772
Net Occupancy	10,186	3,079	7,107	29,942	17,216	12,726
Net Equipment	9,736	8,924	812	28,432	26,598	1,834
Data Processing	4,616	4,722	(106)	13,783	15,601	(1,818)
Professional Fees	3,799	2,948	851	10,599	9,468	1,131
FDIC Insurance	1,680	1,594	86	4,772	4,917	(145)
Other Expense:
Advertising	2,376	2,736	(360)	7,429	7,066	363
Delivery and Postage Services	1,596	1,363	233	4,890	4,704	186
Broker's Charges	837	980	(143)	3,551	2,467	1,084
Merchant Transaction and Card Processing Fees	1,538	1,424	114	4,475	3,781	694
Mileage Program Travel	1,185	1,340	(155)	3,537	3,708	(171)
Other	8,262	10,962	(2,700)	23,521	27,526	(4,005)
Total Other Expense	15,794	18,805	(3,011)	47,403	49,252	(1,849)
Total Noninterest Expense	$105,749	$96,519	$9,230	$312,562	$291,911	$20,651

Total salaries and benefits expense increased by $3.5 million or 6% in the third quarter of 2022 and by $8.8 million or 5% for the first nine months of 2022 compared to the same periods in 2021.  These increases were primarily due to an increase in base salaries coupled with an increase in incentive compensation and share-based compensation due to a higher number of restricted stock units being amortized.  These increases were partially offset by a decrease in commission, retirement and other benefits, and medical, dental, and life insurance expense.

Net occupancy expense increased by $7.1 million or 231% in the third quarter of 2022 and by $12.7 million or 74% for the first nine months of 2022 compared to the same periods in 2021. These increases were primarily due to the gain on sale of real estate property on the island of Oahu during the prior year coupled with an increase in maintenance and repairs for the first nine months of 2022 compared to the same periods in 2021.

Net equipment expense increased by $0.8 million or 9% in the third quarter of 2022 and by $1.8 million or 7% for the first nine months of 2022 compared to the same periods in 2021.  These increases were due to higher software license fees, coupled with an increase in maintenance expense.

Data processing expense decreased by $0.1 million or 2% in the third quarter of 2022 and $1.8 million or 12% for the first nine months of 2022 compared to the same periods in 2021.  These decreases were primarily due to expenses we incurred in 2021 related to the rollout of contactless cards.

FDIC insurance expense was relatively unchanged in the third quarter of 2022 and decreased by $0.1 million or 3% for the first nine months of 2022 compared to the same periods in 2021 primarily due to decrease in assessment rates.

Total other expense decreased by $3.0 million or 16% in the third quarter of 2022 and by $1.8 million or 4% for the first nine months of 2022 compared to the same periods in 2021.  These decreases were primarily due to early termination costs incurred, $3.8 million in the third quarter of 2021 and $7.0 million in the first nine months of 2021 related to the prepayment of repurchase agreements.

Provision for Income Taxes

Table 5 presents our provision for income taxes and effective tax rates.

Provision for Income Taxes and Effective Tax Rates				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Provision for Income Taxes	$13,765	$20,025	$47,130	$59,035
Effective Tax Rates	20.68%	24.40%	22.27%	23.75%

The provision for income taxes was $13.8 million in the third quarter of 2022, a decrease of $6.3 million compared to the same period in 2021.  The effective tax rate for the third quarter of 2022 was 20.68%, down from 24.40% for the same period in 2021.  The lower effective rate in the third quarter of 2022 compared to the same period in 2021 was primarily due to increases in tax-advantaged investments such as investments in low income housing and municipal bonds and a lower pretax book income.   These were partially offset by decreases in tax credits and reduced tax benefits from the exercise of stock options and the vesting of restricted stock

The provision for income taxes was $47.1 million for the first nine months of 2022, an increase of $13.7 million compared to the same period in 2021.  The effective tax rate for the first nine months of 2022 was 22.27%, down from 23.43% for the same period in 2021.  The lower effective tax rate for the first nine months of 2022 compared to 2021 was primarily due to the aforementioned lower pretax book income and tax benefit from early buyouts of our equity interest in leverage leases.

Analysis of Statements of Condition

Investment Securities

The carrying value of our investment securities portfolio was $7.9 billion and $9.0 billion as of September 30, 2022, and December 31, 2021, respectively.

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

Mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac are the largest concentration in our portfolio.  As of September 30, 2022, these mortgage-backed securities were all AAA-rated, with a low probability of a change in their credit ratings in the near future.

Gross unrealized gains in our investment securities portfolio were $1.2 million as of September 30, 2022, and $49.8 million as of December 31, 2021.  Gross unrealized losses in our investment securities portfolio were $1,122.1 million as of September 30, 2022, and $142.8 million as of December 31, 2021.  The overall increase in net unrealized losses was primarily due to the increase in interest rates during 2022.  The gross unrealized losses were primarily related to mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises. See Note 3 to the Consolidated Financial Statements for more information.

Loans and Leases

Table 6 presents the composition of our loan and lease portfolio by major categories.

Loan and Lease Portfolio Balances			Table 6
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$1,368,966	$1,361,921	$7,045
Paycheck Protection Program	22,955	126,779	(103,824)
Commercial Mortgage	3,591,943	3,152,130	439,813
Construction	236,498	220,254	16,244
Lease Financing	73,989	105,108	(31,119)
Total Commercial	5,294,351	4,966,192	328,159
Consumer
Residential Mortgage	4,585,723	4,309,602	276,121
Home Equity	2,185,484	1,836,588	348,896
Automobile	820,640	736,565	84,075
Other [1]	435,408	410,129	25,279
Total Consumer	8,027,255	7,292,884	734,371
Total Loans and Leases	$13,321,606	$12,259,076	$1,062,530

[1]	Comprised of other revolving credit, installment, and lease financing.

Total loans and leases as of September 30, 2022, increased by $1,062.5 million or 9%, from December 31, 2021, primarily due to growth from commercial mortgage loans, residential mortgage loans, and home equity lines of credit.

Commercial loans and leases as of September 30, 2022, increased by $328.2 million or 7% from December 31, 2021.  Commercial and industrial loans remained relatively unchanged from December 31, 2021. PPP loans decreased by $103.8 million, or 82% from December 31, 2021, primarily due to forgiveness payments received from the SBA.  Commercial mortgage loans increased by $439.8 million or 14% from December 31, 2021, primarily due to demand from new and existing customers.  Construction loans increased by $16.2 million or 7% from December 31, 2021, primarily due to an increase in construction activity in our market.  Lease financing decreased by $31.1 million, or 30% from December 31, 2021, primarily due to an $11 million early buyout and paydowns.

Consumer loans and leases as of September 30, 2022, increased by $734.4 million or 10% from December 31, 2021.  Residential mortgage loans increased by $276.1 million or 6% from December 31, 2021, primarily due to higher rates and a significant decrease in payoff activity.  Home equity portfolio increased by $348.9 million or 19% from December 31, 2021, as a result of continued strength in new loan originations and low payoff levels.  Automobile loans increased $84.1 million or 11% from December 31, 2021, primarily driven by competitive loan programs and strong customer demand.  Other consumer loans increased by $25.3 million or 6% from December 31, 2021, primarily due to growth in our installment loans.

Table 7 presents the composition of our loan and lease portfolio by geographic area and by major categories.

Geographic Distribution of Loan and Lease Portfolio					Table 7
(dollars in thousands)	Hawaii	U.S. Mainland [1]	Guam	Other Pacific Islands	Total
September 30, 2022
Commercial
Commercial and Industrial	$1,174,306	$111,772	$76,629	$6,259	$1,368,966
Paycheck Protection Program	18,892	2,984	526	553	22,955
Commercial Mortgage	3,099,822	284,658	207,463	—	3,591,943
Construction	236,498	—	—	—	236,498
Lease Financing	67,281	3,415	3,293	—	73,989
Total Commercial	4,596,799	402,829	287,911	6,812	5,294,351
Consumer
Residential Mortgage	4,509,005	—	76,137	581	4,585,723
Home Equity	2,137,274	48	48,162	—	2,185,484
Automobile	618,651	—	157,845	44,144	820,640
Other [2]	369,253	—	53,826	12,329	435,408
Total Consumer	7,634,183	48	335,970	57,054	8,027,255
Total Loans and Leases	$12,230,982	$402,877	$623,881	$63,866	$13,321,606
December 31, 2021
Commercial
Commercial and Industrial	$1,146,593	$141,643	$68,934	$4,751	$1,361,921
Paycheck Protection Program	111,457	10,842	1,586	2,894	126,779
Commercial Mortgage	2,758,641	158,192	235,297	—	3,152,130
Construction	220,254	—	—	—	220,254
Lease Financing	68,757	32,695	3,656	—	105,108
Total Commercial	4,305,702	343,372	309,473	7,645	4,966,192
Consumer
Residential Mortgage	4,232,834	—	76,022	746	4,309,602
Home Equity	1,794,330	58	42,200	—	1,836,588
Automobile	547,660	—	151,722	37,183	736,565
Other [2]	346,625	—	48,490	15,014	410,129
Total Consumer	6,921,449	58	318,434	52,943	7,292,884
Total Loans and Leases	$11,227,151	$343,430	$627,907	$60,588	$12,259,076

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

Other Assets

Table 8 presents the major components of other assets.

Other Assets			Table 8
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Federal Home Loan Bank of Des Moines and Federal Reserve Bank Stock	$36,959	$36,624	$335
Derivative Financial Instruments	38,256	42,011	(3,755)
Low-Income Housing and Other Equity Investments	164,881	136,647	28,234
Deferred Compensation Plan Assets	44,182	56,411	(12,229)
Prepaid Expenses	21,318	17,670	3,648
Accounts Receivable	22,895	13,323	9,572
Deferred Tax Assets	187,119	42,276	144,843
Other	41,350	39,765	1,585
Total Other Assets	$556,960	$384,727	$172,233

Total other assets increased by $172.2 million or 45% from December 31, 2021.  This increase was due to a $144.8 million increase in deferred tax assets, primarily due to temporary differences between financial reporting and income tax basis of unrealized losses on investment securities.

Deposits

Table 9 presents the composition of our deposits by major customer categories.

Deposits			Table 9
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Consumer	$10,507,946	$10,438,844	$69,102
Commercial	8,841,781	8,641,932	199,849
Public and Other	1,539,046	1,279,332	259,714
Total Deposits	$20,888,773	$20,360,108	$528,665

Total deposits were $20.9 billion as of September 30, 2022, an increase of $528.7 million or 3% from December 31, 2021.  Consumer deposits increased by $69.1 million or 1% primarily due to a $92.8 million increase in time deposits, partially offset by $23.7 million decrease in core deposits.  Commercial deposits increased by $199.8 million or 2% due to an increase in core deposits of $189.2 million and $10.6 million in time deposits.  In addition, public and other deposits increased by $259.7 million or 20% due to an increase in public time deposits of $131.5 million and $128.2 million in core deposits.

Table 10 presents the composition of our savings deposits.

Savings Deposits			Table 10
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Money Market	$2,891,391	$2,529,985	$361,406
Regular Savings	5,062,615	4,926,180	136,435
Total Savings Deposits	$7,954,006	$7,456,165	$497,841

Table 11 presents the maturity distribution of the estimated uninsured time deposits.

Maturity Distribution of Estimated Uninsured Time Deposits			Table 11
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Remaining maturity:
Three months or less	$167,133	$220,045	$(52,912)
After three through six months	346,305	93,514	252,791
After six through twelve months	192,985	137,514	55,471
After twelve months	84,379	74,133	10,246
Total	$790,802	$525,206	$265,596

Estimated uninsured deposits totaled $11.1 billion and $10.5 billion at September 30, 2022, and December 31, 2021, respectively. Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits. Estimated uninsured time deposits increased by $265.6 million from December 31, 2021, primarily due to $131.5 million increase in public time deposits and $92.8 million in consumer time deposits.

Securities Sold Under Agreements to Repurchase

Table 12 presents the composition of our securities sold under agreements to repurchase.

Securities Sold Under Agreements to Repurchase			Table 12
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Private Institutions	$425,000	$450,000	$(25,000)
Government Entities	490	490	—
Total Securities Sold Under Agreements to Repurchase	$425,490	$450,490	$(25,000)

Securities sold under agreements to repurchase was $425.5 million as of September 30, 2022, a decrease of $25.0 million or 5.5% from December 31, 2021.  As of September 30, 2022, the weighted-average maturity was 2.11 years for our repurchase agreements with government entities and 2.19 years for our repurchase agreements with private institutions.  As of September 30, 2022, the weighted-average interest rate for outstanding agreements with government entities and private institutions was 1.55% and 2.53%, respectively, with all rates being fixed.  Each of our repurchase agreements is accounted for as a collateralized financing arrangement (i.e., a secured borrowing) and not as a sale and subsequent repurchase of securities.

Other Debt

Table 13 presents the composition of our other debt.

Other Debt			Table 13
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Finance Lease Obligations	10,319	10,391	(72)
Total	$10,319	$10,391	$(72)

Analysis of Business Segments

Our business segments are defined as Consumer Banking, Commercial Banking, and Treasury and Other.

Table 14 summarizes net income from our business segments.  Additional information about segment performance is presented in Note 10 to the Consolidated Financial Statements.

Business Segment Net Income				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Consumer Banking	$24,110	$23,495	$57,127	$62,981
Commercial Banking	28,993	31,739	88,763	91,426
Total	53,103	55,234	145,890	154,407
Treasury and Other	(302)	6,819	18,607	35,128
Consolidated Total	$52,801	$62,053	$164,497	$189,535

Consumer Banking

Net income increased by $0.6 million or 3% in the third quarter of 2022 compared to the same period in 2021 primarily due to an increase in net interest income, partly offset by an increase in noninterest expense. The increase in net interest income was primarily due to higher deposit margins and higher deposit and loan balances, partly offset by lower loan margins. The increase in noninterest expense was primarily due to higher allocated expenses related to support units, higher salaries and benefits expense, and higher occupancy expense.

Net income decreased by $5.9 million or 9% in the first nine months of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and a decrease in noninterest income, partly offset by an increase in net interest income. The increase in noninterest expense was primarily due to higher allocated expenses related to support units, higher salaries and benefits expense, and a gain on the sale of a real estate property on the island of Oahu in the first nine months of 2021. This was partly offset by the rollout of contactless cards in the first quarter of 2021. The decrease in noninterest income was primarily due to lower mortgage banking income as a result of decreased sales of conforming saleable loans from current production, partly offset by higher overdraft fees and other income. The increase in net interest income was primarily due to higher deposit margins and higher deposit and loan balances, partly offset by lower loan margins.

Commercial Banking

Net income decreased by $2.7 million in the third quarter of 2022 compared to the same period in 2021 primarily due to a decrease in noninterest income and taxes, partially offset by an increase to interest income. The decrease in noninterest income is primarily due to a one-time pre-tax charge of $6.9 million related to our agreement to sell assets that will terminate certain leveraged leases, along with a reduction in customer derivative program revenue. The increase in interest income is due primarily to increased spreads on noninterest bearing, savings, and time deposits. The increase in interest income was partially offset by runoff in the payroll protection program portfolio and a decrease in spread on our commercial mortgage portfolio. The decrease in the tax provision is primarily due to the tax benefit related to the sale of leased assets noted above.

Net income decreased by $2.6 million in the first nine months of 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense and decrease in noninterest revenue, partially offset by an increase in interest income and reduction in the tax provision. The increase in noninterest expense was primarily due to higher allocated expenses from support units, merchant processing fees, and salaries and benefits, partially offset by increased deferred salaries from loan originations. The decrease in noninterest income is primarily due to a one-time pre-tax charge of $6.9 million related to our agreement to sell assets that will terminate certain leveraged leases, and a reduction in loan fees due to a large one time prepayment fee recognized in March 2021.  The reduction to noninterest income was partially offset by increased merchant income and customer derivative program revenue. The increase in interest income is due primarily to increased spreads and balances on noninterest bearing deposits and an increase in commercial mortgage balances. The increase in interest income was partially offset by runoff in the payroll protection program portfolio and a decrease in commercial and industrial spreads. The decrease in the tax provision is primarily due to the tax benefit related to the sale of leased assets noted above.

Treasury and Other

Net income decreased by $7.1 million in the third quarter of 2022 compared to the same period in 2021 primarily due to lower negative provision for credit losses and net interest income, partially offset by lower noninterest expense and provision for income taxes.  The decrease in the negative Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the current expected credit losses (CECL) approach, given the economic outlook.  The decrease in net interest income was primarily due to higher deposit funding costs, partially offset by an increase in interest income from higher asset yields. The decrease in noninterest expense was driven by early termination costs incurred in the third quarter of 2021 related to the prepayment of repurchase agreements. The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Net income decreased by $16.5 million in the first nine months of 2022 compared to the same period in 2021 primarily due to lower negative provision for credit losses, partially offset by lower noninterest expense and lower provision for income taxes.  The decrease in the negative Provision was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, given the economic outlook.  The decrease in noninterest expense was due to early termination costs incurred in the second and third quarter of 2021 related to the prepayment of repurchase agreements and FHLB advances.  The provision for income taxes in this business segment represents the residual amount to arrive at the total tax expense for the Company.

Corporate Risk Profile

Credit Risk

As of September 30, 2022, our overall credit risk profile remains strong and reflects the continued recovery of Hawaii’s economy, which was severely impacted by the COVID-19 pandemic.

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

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More

Table 15 presents information on non-performing assets (“NPAs”) and accruing loans and leases past due 90 days or more.

Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More			Table 15
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Non-Performing Assets
Non-Accrual Loans and Leases
Commercial
Commercial and Industrial	$49	$243	$(194)
Commercial Mortgage	3,396	8,205	(4,809)
Total Commercial	3,445	8,448	(5,003)
Consumer
Residential Mortgage	4,945	3,305	1,640
Home Equity	4,438	4,881	(443)
Total Consumer	9,383	8,186	1,197
Total Non-Accrual Loans and Leases	12,828	16,634	(3,806)
Foreclosed Real Estate	1,040	2,332	(1,292)
Total Non-Performing Assets	$13,868	$18,966	$(5,098)
Accruing Loans and Leases Past Due 90 Days or More
Consumer
Residential Mortgage	$3,279	$3,159	$120
Home Equity	1,061	3,456	(2,395)
Automobile	467	729	(262)
Other [1]	513	426	87
Total Consumer	5,320	7,770	(2,450)
Total Accruing Loans and Leases Past Due 90 Days or More	$5,320	$7,770	$(2,450)
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$44,641	$60,519	$(15,878)
Total Loans and Leases	$13,321,606	$12,259,076	$1,062,530
Ratio of Non-Accrual Loans and Leases to Total Loans and Leases	0.10%	0.14%	(0.04)%
Ratio of Non-Performing Assets to Total Loans and Leases and Foreclosed Real Estate	0.10%	0.15%	(0.05)%
Ratio of Non-Performing Assets to Total Assets	0.06%	0.07%	(0.01)%
Ratio of Commercial Non-Performing Assets to Total Commercial Loans and Leases and Commercial Foreclosed Real Estate	0.07%	0.17%	(0.10)%
Ratio of Consumer Non-Performing Assets to Total Consumer Loans and Leases and Consumer Foreclosed Real Estate	0.13%	0.14%	(0.01)%
Ratio of Non-Performing Assets and Accruing Loans and Leases Past Due 90 Days or More to Total Loans and Leases and Foreclosed Real Estate	0.14%	0.22%	(0.08)%
Changes in Non-Performing Assets
Balance as of December 31, 2021	$18,966
Additions	5,025
Reductions
Payments	(7,447)
Return to Accrual Status	(1,383)
Sales of Foreclosed Real Estate	(1,292)
Charge-offs/Write-downs	(1)
Total Reductions	(10,123)
Balance as of September 30, 2022	$13,868

[1]	Comprised of other revolving credit, installment, and lease financing.

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

Residential mortgage non-accrual loans were $4.9 million as of September 30, 2022, an increase of $1.6 million or 50% from December 31, 2021.  As of September 30, 2022, our residential mortgage non-accrual loans were comprised of 17 loans with a weighted average current loan-to-value ratio of 58%.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans.  Foreclosed real estate is recorded at fair value, less estimated selling costs, at the time of foreclosure.  On an ongoing basis, properties are appraised as required by market conditions and applicable regulations.  Foreclosed real estate was $1.0 million as of September 30, 2022, a $1.3 million or 55% decrease from December 31, 2021.

Loans and Leases Past Due 90 Days or More and Still Accruing Interest

Loans and leases in this category are 90 days or more past due, as to principal or interest, and are still accruing interest because they are well secured and in the process of collection.  Loans and leases past due 90 days or more and still accruing interest were $5.3 million as of September 30, 2022, a $2.5 million or 32% decrease from December 31, 2021.  The decrease was primarily in home equity and automobile, which was partially offset by increases in residential mortgage and other.

Table 16 presents information on loans with terms that have been modified in a TDR.

Loans Modified in a Troubled Debt Restructuring			Table 16
(dollars in thousands)	September 30, 2022	December 31, 2021	Change
Commercial
Commercial and Industrial	$6,921	$18,722	$(11,801)
Commercial Mortgage	6,593	11,777	(5,184)
Total Commercial	13,514	30,499	(16,985)
Consumer
Residential Mortgage	15,417	16,102	(685)
Home Equity	4,650	4,877	(227)
Automobile	12,846	16,148	(3,302)
Other [1]	1,870	2,331	(461)
Total Consumer	34,783	39,458	(4,675)
Total	$48,297	$69,957	$(21,660)

[1]	Comprised of other revolving credit and installment financing.

Reserve for Credit Losses

Table 17 presents the activity in our reserve for credit losses.

Reserve for Credit Losses				Table 17
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$154,098	$186,371	$164,297	$221,303
Loans and Leases Charged-Off
Commercial
Commercial and Industrial	(147)	(196)	(729)	(900)
Consumer
Residential Mortgage	—	(197)	(80)	(316)
Home Equity	—	(289)	(90)	(412)
Automobile	(794)	(576)	(3,481)	(3,894)
Other [1]	(1,924)	(2,187)	(5,739)	(8,523)
Total Loans and Leases Charged-Off	(2,865)	(3,445)	(10,119)	(14,045)
Recoveries on Loans and Leases Previously Charged-Off
Commercial
Commercial and Industrial	45	118	465	374
Consumer
Residential Mortgage	156	173	1,130	1,609
Home Equity	367	216	1,298	1,276
Automobile	441	943	1,864	3,034
Other [1]	709	802	2,098	2,459
Total Recoveries on Loans and Leases Previously Charged-Off	1,718	2,252	6,855	8,752
Net Charged-Off - Loans and Leases	(1,147)	(1,193)	(3,264)	(5,293)
Net Charged-Off - Accrued Interest Receivable	—	(70)	(47)	(502)
Provision for Credit Losses:
Loans and Leases	(929)	(11,272)	(8,121)	(43,039)
Accrued Interest Receivable	—	(703)	(367)	(1,531)
Unfunded Commitments	905	1,575	429	3,770
Total Provision for Credit Losses	(24)	(10,400)	(8,059)	(40,800)
Balance at End of Period	$152,927	$174,708	$152,927	$174,708
Components
Allowance for Credit Losses - Loans and Leases	$146,436	$167,920	$146,436	$167,920
Allowance for Credit Losses - Accrued Interest Receivable	—	667	—	667
Reserve for Unfunded Commitments	6,491	6,121	6,491	6,121
Total Reserve for Credit Losses	$152,927	$174,708	$152,927	$174,708
Average Loans and Leases Outstanding	$13,126,717	$11,958,321	$12,709,045	$12,002,426
Ratio of Net Loans and Leases Charged-Off to Average Loans and Leases Outstanding (annualized)	0.03%	0.04%	0.03%	0.06%
Ratio of Allowance for Credit Losses to Loans and Leases Outstanding [2]	1.10%	1.39%	1.10%	1.39%

[1]	Comprised of other revolving credit, installment, and lease financing.
[2]	The numerator comprises the Allowance for Credit Losses – Loans and Leases.

Allowance for Credit Losses - Loans and Leases

As of September 30, 2022, the Allowance was $146.4 million or 1.10% of total loans and leases outstanding (1.12% excluding PPP loans), compared with an Allowance of $157.8 million or 1.29% of total loans and leases outstanding (1.30% excluding PPP loans) as of December 31, 2021.  The decrease in the Allowance and the ratio of Allowance to loans and leases outstanding was primarily due to management’s best estimate of losses over the life of loans and leases in our portfolio in accordance with the CECL approach, including the improved near term economic outlook associated with the return of international visitors.

Net charge-offs on loans and leases were $1.1 million or 0.03% of total average loans and leases, on an annualized basis, in the third quarter of 2022 compared to net charge-offs of $1.2 million or 0.04% of total average loans and leases, on an annualized basis, in the third quarter of 2021.  The decrease in net charge-offs on loans and leases was primarily due to the lower gross charge-offs in home equity and other loans, partially offset by lower recoveries in automobile loans.  Net charge-off on loans and leases were $3.3 million or 0.03% of total average loans and leases, on an annualized basis, for the first nine months of 2022.

Reserve for Unfunded Commitments

The Unfunded Reserve was $6.5 million as of September 30, 2022, an increase of $0.4 million or 7% from December 31, 2021, primarily driven by lower utilization of commercial and industrial and construction loan commitments. The reserve for unfunded commitments is recorded in other liabilities in the consolidated statements of condition.

Provision for Credit Losses

For the first nine months of 2022, the Provision for Credit Losses was a net benefit of $8.0 million compared to a net benefit of $40.8 million during the same period in 2021.  The decrease in the net benefit was primarily due to a lower reduction in the Allowance for Credit Losses – Loans and Leases for the first nine months of 2022 compared to the same period in 2021.

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

We utilize net interest income simulations to analyze income sensitivities to changes in interest rates.  Table 18 presents, as of September 30, 2022, and December 31, 2021, an estimate of the change in net interest income that would result from a gradual and immediate change in interest rates, moving in a parallel shock over the entire yield curve, relative to the measured base case scenario.  The base case scenario assumes the statement of condition and interest rates are generally unchanged.  Based on our net interest income simulation as of September 30, 2022, net interest income is expected to increase as interest rates rise.  Rising interest rates would drive higher rates on loans and investment securities, as well as induce a slower pace of premium amortization on certain securities within our investment portfolio.  However, lower interest rates would likely cause a decline in net interest income as lower rates would lead to lower yields on loans and investment securities, as well as drive higher premium amortization on existing investment securities.  Based on our net interest income simulation as of September 30, 2022, net interest income sensitivity to changes in interest rates as of September 30, 2022, was less sensitive in comparison to the sensitivity profile as of December 31, 2021.

Net Interest Income Sensitivity Profile				Table 18
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2022		December 31, 2021
Gradual Change in Interest Rates (basis points)
+200	$19,622	3.3%	$29,697	6.1%
+100	9,653	1.6	15,306	3.1
-100	(7,366)	(1.3)	(8,922)	(1.8)
Immediate Change in Interest Rates (basis points)
+200	$41,824	7.1%	$68,037	14.0%
+100	21,030	3.6	38,361	7.9
-100	(16,714)	(2.9)	(30,511)	(6.3)

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

Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds.  Liquidity is further enhanced by our ability to pledge loans to access secured borrowings from the FHLB and FRB.  As of September 30, 2022, we had additional borrowing capacity of $3.1 billion from the FHLB and $608.1 million from the FRB based on the amount of collateral pledged.

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2022.  As of September 30, 2022, cash and cash equivalents were $655.6 million, the fair value of our available-for-sale investment securities was $2.4 billion, and total deposits were $20.9 billion as of September 30, 2022.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could cause certain mandatory and discretionary actions by regulators that, if undertaken, would likely have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation intended to ensure capital adequacy.  Capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.  As of September 30, 2022, the Company’s capital levels remained characterized as “well-capitalized”.  There have been no conditions or events since September 30, 2022, that management believes have changed either the Company’s or the Bank’s capital classifications.  The Company’s regulatory capital ratios are presented in Table 19 below.

Table 19 presents our regulatory capital and ratios as of September 30, 2022, and December 31, 2021.

Regulatory Capital and Ratios		Table 19
(dollars in thousands)	September 30, 2022	December 31, 2021
Regulatory Capital
Total Common Shareholders’ Equity	$1,106,896	$1,436,124
Add: CECL Transitional Amount	7,124	9,498
Less: Goodwill, Net of Deferred Tax Liabilities	28,747	28,747
Postretirement Benefit Liability Adjustments	(32,437)	(33,496)
Net Unrealized Losses on Investment Securities [1]	(415,257)	(32,886)
Other	(198)	(198)
Common Equity Tier 1 Capital	1,533,165	1,483,455
Preferred Stock, Net of Issuance Cost	175,487	175,487
Tier 1 Capital	1,708,652	1,658,942
Allowable Reserve for Credit Losses	146,882	153,001
Total Regulatory Capital	$1,855,534	$1,811,943
Risk-Weighted Assets	$13,428,188	$12,236,805
Key Regulatory Capital Ratios
Common Equity Tier 1 Capital Ratio	11.42%	12.12%
Tier 1 Capital Ratio	12.72	13.56
Total Capital Ratio	13.82	14.81
Tier 1 Leverage Ratio	7.28	7.32

[1]	Includes unrealized gains and losses related to the Company’s reclassification of available-for-sale investment securities to the held-to-maturity category.

2     Regulatory capital ratios as of September 30, 2022 are preliminary.

As of September 30, 2022, shareholders’ equity was $1.3 billion, a decrease of $329.2 million or 20% from December 31, 2021.  For the first nine months of 2022, net income of $164.5 million, common stock issuances of $5.7 million, and share-based compensation of $11.9 million were offset by other comprehensive loss of $381.3 million, cash dividends paid of $84.6 million on common shares, common stock repurchased of $39.5 million, and cash dividends declared of $5.9 million on preferred shares.  In the first nine months of 2022, we repurchased 435,283 shares under our share repurchase program.  These shares were repurchased at an average cost per share of $80.14 and a total cost of $34.9 million.  From the beginning of our share repurchase program in July 2001 through September 30, 2022, we repurchased a total of 57.8 million shares of our common stock and returned a total of $2.4 billion to our shareholders at an average cost of $41.05 per share.

Remaining buyback authority under our share repurchase program was $50.9 million as of September 30, 2022.  The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

In October 2022, the Parent’s Board of Directors declared a quarterly dividend payment of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of $10.94 per share, equivalent to $0.2735 per depositary share.  The dividend will be payable on November 1, 2022 to shareholders of record of the preferred stock at the close of business on October 17, 2022.

In October 2022, the Parent’s Board of Directors declared a quarterly cash dividend of $0.70 per share on the Parent’s outstanding common shares.  The dividend will be payable on December 14, 2022, to shareholders of record of the common stock at the close of business on November 30, 2022.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Parent’s repurchases of its common stock during the third quarter of 2022 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 - 31, 2022	8,988	$78.76	8,000	$65,177,760
August 1 - 31, 2022	93,024	81.29	92,250	57,680,905
September 1 - 30, 2022	87,208	78.32	87,208	50,850,766
Total	189,220	$79.79	187,458

[1]

During the third quarter of 2022, 3,469 shares were acquired from employees in connection with income tax withholdings related to the vesting of restricted stock and acquired by the trustee of a trust established pursuant to the Bank of Hawaii Corporation Director Deferred Compensation Plan (the “DDCP”) directly from the Parent in satisfaction of the Company’s obligations to participants under the DDCP.  The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by Section 4(a)(2) thereof.  The trustee under the trust and the participants under the DDCP are “Accredited Investors”, as defined in Rule 501(a) under the Securities Act.  These transactions did not involve a public offering and occurred without general solicitation or advertising.  The shares were purchased at the closing price of the Parent’s common stock on the dates of purchase.

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

Date:	October 26, 2022		Bank of Hawaii Corporation

		By:	/s/ Peter S. Ho
Peter S. Ho
Chairman of the Board,
Chief Executive Officer, and
President

		By:	/s/ Dean Y. Shigemura
Dean Y. Shigemura
Vice Chair, Chief Financial Officer, and Principal Accounting Officer